Form 10-Q
period 1996-03-31
MATTSON TECHNOLOGY INC
filed 1996-05-15
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                            ------------------------

                            MATTSON TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                      77-0208119
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                                   94538
(Address of principal executive offices)                            (Zip Code)

                                 (510)  657-5900
              (Registrant's telephone number, including area code)

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes     X      No
                                                        -----      -----

Number of shares of common stock outstanding as of MAY 10, 1996:   13,864,110

                         PART I -- FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

                            MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                     ASSETS


                                                               MAR. 31,            DEC. 31,
                                                                 1996                1995
                                                                 ----                ----
Current assets:
  Cash and cash equivalents                                  $  25,751           $  14,310
  Short-term investments                                        14,019              27,861
  Accounts receivable, net                                      19,126              13,988
  Inventories                                                   12,446              10,839
  Prepaid expenses and other current assets                      3,196               2,440
                                                             ---------           ---------
     Total current assets                                       74,538              69,438
Property and equipment, net                                      6,968               4,651
                                                             ---------           ---------
                                                             $  81,506           $  74,089
                                                             ---------           ---------
                                                             ---------           ---------
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   4,494           $   3,887
  Accrued liabilities                                           12,354               9,126
                                                             ---------           ---------
    Total current liabilities                                   16,848              13,013
                                                             ---------           ---------

Shareholders' equity:
  Common stock                                                  55,951              55,898
  Deferred compensation                                            (60)                (73)
  Net unrealized loss on investments                                12                   -
  Cumulative translation adjustments                               (26)                (16)
  Retained earnings                                              8,805               5,267
                                                             ---------           ---------
    Total shareholders' equity                                  64,658              61,076
                                                             ---------           ---------
                                                             $  81,506           $  74,089
                                                             ---------           ---------
                                                             ---------           ---------



See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                    THREE MONTHS ENDED
                                                                  ------------------------
                                                                   MAR. 31,        APR. 2,
                                                                     1996           1995
                                                                  ---------      ---------
Net sales                                                         $  22,002      $   9,437
Cost of sales                                                         9,181          4,532
                                                                  ---------      ---------
  Gross profit                                                       12,821          4,905
Operating expenses:
                                                                  ---------      ---------
  Research, development and engineering                               2,648          1,034
  Selling, general and administrative                                 5,266          1,896
                                                                  ---------      ---------
    Total operating expenses                                          7,914          2,930
                                                                  ---------      ---------
Income from operations                                                4,907          1,975
Interest and other income                                               610            347
                                                                  ---------      ---------
Income before income taxes                                            5,517          2,322
Tax provision                                                         1,979            642
                                                                  ---------      ---------
Net income                                                        $   3,538      $   1,680
                                                                  ---------      ---------
                                                                  ---------      ---------
Net income per share                                              $    0.23      $    0.12
                                                                  ---------      ---------
                                                                  ---------      ---------

Shares used in computing net income per share                        15,276         13,962
                                                                  ---------      ---------
                                                                  ---------      ---------


See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                             MAR. 31,        APR. 2,
                                                                                1996           1995
                                                                                ----           ----
Cash flows from operating activities:
  Net income                                                                $   3,538      $   1,680
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities
  Depreciation and amortization                                                   296             81
  Deferred compensation related to stock options                                   13             14
  Changes in assets and liabilities:
    Accounts receivable                                                        (5,138)           444
    Inventories                                                                (2,643)        (1,112)
    Prepaid expenses and other current assets                                    (756)          (190)
    Accounts payable                                                              607            307
    Accrued liabilities                                                         3,228            813
                                                                            ---------      ---------
  Net cash provided by (used in) operating activities                            (855)         2,037
Cash flows from investing activities:
  Acquisition of property and equipment                                        (1,577)          (227)
  Purchases of short-term investments                                          (5,961)        (3,555)
  Sales and maturities of short-term investments                               19,791          1,048
                                                                            ---------      ---------
    Net cash provided by (used in) investing activities                        12,253         (2,734)
Cash flows from financing activities:
   Proceeds from the issuance of Common Stock, net                                 53             19
                                                                            ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                      (10)             -
                                                                            ---------      ---------
Net increase (decrease) in cash and cash equivalents                           11,441           (678)
Cash and cash equivalents, beginning of period                                 14,310         12,617
                                                                            ---------      ---------
Cash and cash equivalents, end of period                                    $  25,751      $  11,939
                                                                            ---------      ---------
                                                                            ---------      ---------


Supplemental disclosure of non-cash operating activities:
During the first three months of 1996 and 1995, inventory totaling $1 million and $465,000 respectively was capitalized and transferred to property and equipment.

See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report for the year ended December 31, 1995.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):



                                               MAR. 31,       DEC. 31,,
                                               1996            1995
                                            -----------    -----------
Inventories:
  Purchased parts and raw materials         $     6,043    $     5,227
  Work-in-process                                 5,829          4,070
  Finished goods                                    108          1,072
  Evaluation systems                                466            470
                                            -----------    -----------
                                            $    12,446    $    10,839
                                            -----------    -----------
                                            -----------    -----------
Accrued liabilities:
  Warranty reserve                          $     2,747    $     2,384
  Accrued compensation and benefits               2,656          2,270
  Income taxes                                    3,199          1,543
  Commissions                                     1,353            675
  Deferred income                                   993            591
  Other                                           1,406          1,663
                                            -----------    -----------
                                            $    12,354    $     9,126
                                            -----------    -----------
                                            -----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company began operations in 1989 and shipped its first photoresist removal product, the Aspen Strip, in 1991. The Company's current product line is based on a modular Aspen platform which accommodates two process chambers supporting increased throughput. The Company currently offers Strip, CVD and RTP processes for this platform.

The Company has derived substantially all of its sales from Aspen Strip and CVD systems. In addition, the Company derives sales from spare parts and maintenance services.


The Company has experienced rapid growth and there can be no assurance that the Company will be able to continue sales growth or profitability. Future results will depend on a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of the Company's systems, changes in pricing by the Company, its competitors, customers, or suppliers, the mix of products sold and the cyclicality in the semiconductor industry and the markets served by the Company's customers. The Company is increasing its expense levels to support growth. As a result, the Company is dependent upon continuous increases in sales in order to maintain profitability. If the Company's sales do not increase, the expected higher level of operating expenses could materially and adversely affect the financial results of the Company.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and productivity gains and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, future results of the Company will depend on a variety of factors as described herein and in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the statement of income data of the Company expressed as a percentage of net sales for the period indicated:



                                                         THREE MONTHS ENDED
                                                       ---------------------
                                                       MAR. 31,       APR. 2,
                                                        1996          1995
                                                        ----           ----
Net sales                                               100%           100%
Cost of sales                                            42%            48%
                                                        ----           ----
  Gross margin                                           58%            52%
                                                        ----           ----
Operating expenses:
  Research, development and engineering                  12%            11%
  Selling, general and administrative                    24%            20%
                                                        ----           ----
    Total operating expenses                             36%            31%
                                                        ----           ----
Income from operations                                   22%            21%
Income before income taxes                               25%            25%
Net income                                               16%            18%



NET SALES


Net sales for the first quarter of 1996 increased 133% to $22.0 million from $9.4 million for the first quarter of 1995. Net sales increased as a result of a 70% increase in unit shipments and a 34% increase in average selling prices (ASP's). Sales to date consist principally of single and dual chamber Aspen Strip and CVD systems and to a lesser extent, spare parts and service revenue. Higher ASP's have resulted primarily from increasing sales of the Company's dual chamber Aspen Strip systems and, to a lesser extent, sales of the Aspen ICP Strip and CVD systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 87% and 98% of net sales for the first quarter of 1996 and 1995 respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni. The Company anticipates that international sales will continue to account for a significant portion of 1996 total net sales due primarily to orders from customers in Japan and the Pacific Rim.

GROSS MARGIN

The Company's gross margin for the first quarter of 1996 increased to 58% from 52% for the first quarter of 1995. The increase was due to an increase in gross margin on shipments through Marubeni as a result of the 1995 joint venture agreement. In addition, gross margin increased as a result of increases in volume which resulted in improved economies of scale, and a sales mix shift to higher ASP products.

The Company's gross margin will continue to be affected by a variety of factors. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is primarily responsible for sales and support costs in Japan. As a result of the 1995 joint venture agreement with Marubeni, gross margins increased in the first quarter of 1996 on sales through Marubeni. However, the Company also incurred additional research, development and engineering and marketing expenses primarily through the newly established Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

Although the Company has not offered substantial discounts on its systems to date, the Company may face discounting pressures in the future which could adversely affect gross margins. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. In addition, new system introductions and enhancements may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing of new product lines.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the first quarter of 1996 were $2.6 million, or 12% of net sales, as compared to $1.0 million, or 11%, for the first quarter of 1995. The increase in expenses for the first quarter of 1996 was primarily due to salaries and related expenses which increased to $1.3 million from $0.5 million for the first quarter of 1995 and engineering project materials which increased to $0.5 million from $0.2 million for the first quarter of 1995. The increase in salaries and related expenses was due to hiring additional employees required to support the Company's growth. The increase in engineering project materials expense was due to ongoing product development. Expenses also increased due to the Company's joint venture in Japan. The Company believes that substantial investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter of 1996 were $5.3 million, or 24% of net sales, as compared to $1.9 million, or 20%, for the first quarter of 1995. The increase in expenses for the first quarter of 1996 was primarily due to salaries, commissions and related expenses which increased to $3.4 million from $1.4 million for the first quarter of 1995. The increase in salaries, commissions and related expenses was due to the increase in sales and hiring additional employees required to support the Company's growth. Expenses also increased due to the Company's joint venture in Japan. The Company expects selling, general and administrative expenses to continue to increase in the foreseeable future.

PROVISION FOR INCOME TAXES

The Company provided income taxes at the expected annual rate of 36% and 28% in 1996 and 1995 respectively. The Company's provision for income taxes in 1995 reflected utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first three months of 1996 was $0.9 million, compared to $2.0 million of net cash provided by operations during the first three months of 1995. Net cash used in operations during the first three months of 1996 was primarily attributable to increases in accounts receivable and inventories of $5.1 and $2.6 million respectively offset by net income of $3.5 million and increases in accrued liabilities of $3.2 million.

Net cash provided by investing activities during the first three months of 1996 was $12.2 million, compared to $2.7 million used in investing activities during the first three months of 1995. Investing activities during the first three months of 1996 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

The Company believes that existing cash and short-term investment balances along with anticipated cash flows from operations will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

                          PART II -- OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        MATTSON TECHNOLOGY, INC.




Date:  May 10, 1996                          /s/  Richard S. Mora
                                        --------------------------------------
                                                  Richard S. Mora
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (as principal financial officer
                                             and on behalf of Registrant)