Form 10-Q
period 1996-06-30
MATTSON TECHNOLOGY INC
filed 1996-08-13
CIK 928421

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                      FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                          OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                ---------------------
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
                                       Yes  X    No
                                           ---      ---

Number of shares of common stock outstanding as of AUGUST 12, 1996 :  14,118,512

                           PART I -- FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS

                               MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                     (unaudited)


                                        ASSETS

                                                      JUNE 30,        DEC. 31,
                                                        1996            1995
                                                    -----------    -----------
Current assets:
    Cash and cash equivalents                       $    13,164    $    14,310
    Short-term investments                               24,053         27,861
    Accounts receivable, net                             16,876         13,988
    Inventories                                          15,784         10,839
    Prepaid expenses and other current assets             3,021          2,440
                                                    -----------    -----------
      Total current assets                               72,898         69,438
Property and equipment, net                               8,347          4,651
                                                    -----------    -----------
                                                    $    81,245    $    74,089
                                                    -----------    -----------
                                                    -----------    -----------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $     2,602          3,887
    Accrued liabilities                                   9,584          9,126
                                                    -----------    -----------
      Total current liabilities                          12,186         13,013
                                                    -----------    -----------
Shareholders' equity:
    Common stock                                         56,882         55,898
    Deferred compensation                                   (19)           (73)
    Net unrealized loss on investments                      (26)             -
    Cumulative translation adjustments                      (38)           (16)
    Retained earnings                                    12,260          5,267
                                                    -----------    -----------
      Total shareholders' equity                         69,059         61,076
                                                    -----------    -----------
                                                    $    81,245         74,089
                                                    -----------    -----------
                                                    -----------    -----------

See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                       CONDENSED CONSOLIDATED INCOME STATEMENT
                       (in thousands, except per share amounts)
                                     (unaudited)



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ------------------             ----------------
                                                  JUNE 30,        JUL. 2,       JUNE 30,        JUL. 2,
                                                    1996           1995           1996           1995
                                                 ----------     ----------     ----------     ----------
Net sales                                        $   23,244     $   11,866     $   45,246     $   21,303
Cost of sales                                         9,949          5,418         19,130          9,950
                                                 ----------     ----------     ----------     ----------
  Gross profit                                       13,295          6,448         26,116         11,353
                                                 ----------     ----------     ----------     ----------
Operating expenses:
  Research, development and engineering               2,943          1,294          5,591          2,328
  Selling, general and administrative                 5,444          2,431         10,710          4,327
                                                 ----------     ----------     ----------     ----------
    Total operating expenses                          8,387          3,725         16,301          6,655
                                                 ----------     ----------     ----------     ----------
Income from operations                                4,908          2,723          9,815          4,698
Interest and other income                               489            374          1,099            721
                                                 ----------     ----------     ----------     ----------
Income before income taxes                            5,397          3,097         10,914          5,419
Tax provision                                         1,942            877          3,921          1,519
                                                 ----------     ----------     ----------     ----------
Net income                                       $    3,455     $    2,220     $    6,993     $    3,900
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net income per share                                   0.23     $     0.15     $     0.46     $     0.28
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Shares used in computing net income per share        15,335         14,382         15,292         14,166
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------






        See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)




                                                                                    SIX MONTHS ENDED
                                                                                     ----------------
                                                                                JUNE 30,        JUL. 2,
                                                                                  1996            1995
                                                                               ----------     ----------
Cash flows from operating activities:
    Net income                                                                 $    6,993     $    3,900
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                                   648            207
      Deferred compensation related to stock options                                   54             40
      Changes in assets and liabilities:
         Accounts receivable                                                       (2,888)        (2,688)
         Inventories                                                               (6,529)        (3,096)
         Prepaid expenses and other current assets                                   (581)          (848)
         Accounts payable                                                          (1,285)           388
         Accrued liabilities                                                          458          3,612
                                                                               ----------     ----------
      Net cash provided by (used in) operating activities                          (3,130)         1,515
Cash flows from investing activities:
    Acquisition of property and equipment                                          (2,760)          (513)
    Purchases of short-term investments                                           (25,692)        (9,620)
    Sales and maturities of short-term investments                                 29,474         11,136
                                                                               ----------     ----------
      Net cash provided by investing activities                                     1,022          1,003
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net                                   984         21,026
    Repayment of notes receivable from shareholders                                     -             65
                                                                               ----------     ----------
Net cash provided by financing activities                                             984         21,091
                                                                               ----------     ----------
Effect of exchange rate changes on cash and cash equivalents                          (22)             -
                                                                               ----------     ----------
Net increase (decrease) in cash and cash equivalents                               (1,146)        23,609
Cash and cash equivalents, beginning of period                                     14,310         12,617
                                                                               ----------     ----------
Cash and cash equivalents, end of period                                       $   13,164     $   36,226
                                                                               ----------     ----------
                                                                               ----------     ----------




Supplemental disclosure of non-cash operating activities:
Inventory totaling $1,584 and $811 was capitalized and transferred to property and equipment during the first six months of 1996 and 1995, respectively.

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

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                        JUNE 30,     DEC. 31,
                                                          1996          1995
                                                     ----------     ----------
Inventories:
    Purchased parts and raw materials                $    7,191     $    5,227
    Work-in-process                                       6,395          4,070
    Finished goods                                        1,462          1,072
    Evaluation systems                                      736            470
                                                     ----------     ----------
                                                     $   15,784     $   10,839
                                                     ----------     ----------
                                                     ----------     ----------
Accrued liabilities:
    Warranty reserve                                 $    3,127     $    2,384
    Accrued compensation and benefits                     1,901          2,270
    Income taxes                                            784          1,543
    Commissions                                             404            675
    Deferred income                                       1,184            591
    Other                                                 2,184          1,663
                                                     ----------     ----------
                                                     $    9,584     $    9,126
                                                     ----------     ----------
                                                     ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company began operations in 1989 and shipped its first photoresist removal product, the Aspen Strip, in 1991. The Company's current product line is based on a modular Aspen platform which accommodates two process chambers supporting increased throughput. The Company currently offers Strip, CVD and RTP and has announced a LiteEtch product.

The Company has derived substantially all of its sales from Aspen Strip and CVD systems. In addition, the Company derives sales from spare parts and maintenance services.

The Company has experienced rapid growth and there can be no assurance that the Company will be able to continue sales growth or profitability. Future results will depend on a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of the Company's systems, changes in pricing by the Company, its competitors, customers, or suppliers, the mix of products sold and the cyclicality in the semiconductor industry and the markets served by the Company's customers. The Company is increasing its expense levels to support long term growth in its business. As a result, the Company is dependent upon continuous increases in sales in order to maintain profitability. If the Company's sales do not increase, the expected higher level of operating expenses could materially and adversely affect the financial results of the Company.

The Company expects sales and earnings in the third quarter of 1996 to be significantly below prior expectations, principally as a result of customers deferring scheduled shipments of the Company's Aspen Strip product. As a result of the well publicized slowdown in the semiconductor market, particularly for DRAMs, many semiconductor manufacturers are delaying or canceling previously planned new equipment purchases. The extent and duration of the slowdown and the ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of income data of the Company expressed as a percentage of net sales for the period indicated:


                                           THREE MONTHS ENDED  SIX MONTHS ENDED

                                            JUNE 30,  JUL. 2, JUNE 30,  JUL. 2,
                                               1996    1995     1996      1995
                                               ----     ----     ----     ----

Net sales                                      100%     100%     100%      100%
Cost of sales                                   43%      46%      42%       47%
                                              ----     ----     ----      ----
    Gross margin                                57%      54%      58%       53%
                                              ----     ----     ----      ----
Operating expenses:
    Research, development and engineering       13%      11%      12%       11%
    Selling, general and administrative         23%      20%      24%       20%
                                              ----     ----     ----      ----
      Total operating expenses                  36%      31%      36%       31%
                                              ----     ----     ----      ----
Income from operations                          21%      23%      22%       22%
Income before income taxes                      23%      26%      24%       25%
Net income                                      15%      19%      15%       18%

NET SALES

Net sales for the second quarter of 1996 increased 96% to $23.2 million from $11.9 million for the second quarter of 1995. Net sales increased as a result of a 58% increase in unit shipments and a 24% increase in average selling prices (ASP's). Net sales for the first six months of 1996 increased 112% to $45.2 million from $21.3 million for the first six months of 1995. Net sales increased as a result of a 64% increase in unit shipments and a 28% increase in average selling prices (ASP's). Sales to date consist principally of single and dual chamber Aspen Strip and CVD systems and to a lesser extent, spare parts and service revenue. Higher ASP's have resulted primarily from increasing sales of the Company's dual chamber Aspen Strip systems and, to a lesser extent, sales of the Aspen ICP Strip and CVD systems, compared to sales of single chamber Aspen Strip systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 87% and 57% of net sales for the second quarter of 1996 and 1995, respectively. International sales for the first six months of 1996 and 1995 were 87% and 75%, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1996 total net sales due primarily to orders from customers in Japan and the Pacific Rim.

GROSS MARGIN

The Company's gross margin for the second quarter of 1996 increased to 57% from 54% for the second quarter of 1995 and for the first six months of 1996 increased to 58% from 53% for the first six months of 1995. The increase was principally due to an increase in gross margin on shipments through Marubeni as a result of a 1995 agreement with Marubeni, in which the Company is now providing research, development and engineering and marketing support in Japan and certain other Asian markets. In addition, gross margin increased as a result of increases in volume which resulted in improved economies of scale, and a sales mix shift to higher ASP products.

The Company's gross margin will continue to be affected by a variety of factors. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to

Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan. As a result of the 1995 agreement with Marubeni, as described above, gross margins increased in the first quarter and the first six months of 1996 on sales through Marubeni. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the newly established Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the second quarter of 1996 were $2.9 million, or 13% of net sales, as compared to $1.3 million, or 11%, for the second quarter of 1995. Research, development and engineering expenses for the first six months of 1996 were $5.6 million, or 12% of net sales, as compared to $2.3 million, or 11% of net sales, for the first six months of 1995. The increase in expenses was primarily due to salaries and related expenses which increased to $1.5 million and $2.7 million for the second quarter and first six months of 1996, respectively, from $.7 and $1.2 for the second quarter and first six months of 1995, respectively, and engineering project materials which increased to $.4 and $.9 for the second quarter and first six months of 1996, respectively, from $.3 and $.5 for the second quarter and first six months of 1995, respectively. The increase in salaries and related expenses was due to hiring additional employees required to support the Company's growth. The increase in engineering project materials expense was due to ongoing product development. Expenses also increased due to the Company's agreement with Marubeni. The Company believes that substantial investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter of 1996 were $5.4 million, or 23% of net sales, as compared to $2.4 million, or 20%, for the second quarter of 1995. Selling, general and administrative expenses for the first six months of 1996 were $10.7 million, or 24% of net sales, as compared to $4.3 million, or 20%, for the first six months of 1995. The increase in expenses was primarily due to salaries, commissions and related expenses which increased to $3.2 million and $6.6 million in the second quarter and first six months of 1996, respectively, from $1.5 million and $2.9 million in the second quarter and first six months of 1995, respectively. The increase in salaries, commissions and related expenses was due to the increase in sales and hiring required to support the Company's growth. Expenses also increased due to the Company's agreement with Marubeni. The Company expects selling, general and administrative expenses to continue to increase in the foreseeable future.

PROVISION FOR INCOME TAXES

The Company provided income taxes at the expected annual rate of 36% and 28% in 1996 and 1995, respectively. The Company's provision for income taxes in 1995 reflected utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months of 1996 was $3.1 million, compared to $1.5 million of net cash provided by operations during the first six months of 1995. Net cash used in operations during the first six months of 1996 was primarily attributable to increases in accounts receivable and inventories of $2.9 and $6.5 million, respectively, offset by net income of $7.0 million.

Net cash provided by investing activities during the first six months of 1996 was $1.0 million, compared to $1.0 million net cash provided by investing activities during the first six months of 1995. Investing activities during the first six months of 1996 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

Net cash provided by financing activities during the first six months of 1996 was $1.0 million, compared to $21.1 million net cash provided by financing activities in the first six months of 1995. Cash provided during the first six months of 1995 was primarily due to net proceeds of $20.7 million from the Company's secondary public offering.

The Board of Directors has authorized the Company to repurchase up to 500,000 shares of the Company's common stock.

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

                             PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of Mattson Technology, Inc. was held on May 16, 1996.

     (b) The following five individuals were elected to serve for a one year term as directors of the Company:
                    Brad Mattson
                    Stephen J. Ciesinski
                    Shigeru Nakayama
                    John C. Savage
                    Kenneth G. Smith

     (c) The following other matters were voted on and approved at the Annual Meeting of Shareholders:

          A proposal to increase the number of shares authorized for grant under the Company's 1989 Employee Stock Option Plan to 4,000,000: 5,960,056 votes were cast in favor of this proposal, 1,557,297 votes were cast against this proposal.

          A proposal to ratify the selection of Price Waterhouse LLP as independent auditors for the fiscal year ending December 31, 1996:
          10,582,507 votes were cast in favor of this proposal, 11,163 votes were cast against this proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 27 (Electronic filing only)

     (b)  Reports on Form 8-K

          None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MATTSON TECHNOLOGY, INC.




Date:  August 14, 1996                          /s/ Richard S. Mora
                                        ------------------------------------
                                                    Richard S. Mora
                                               Vice President of Finance
                                              and Chief Financial Officer
                                               (as principal financial
                                               officer and on behalf of
                                                      Registrant)