Form 10-Q
period 1996-09-29
MATTSON TECHNOLOGY INC
filed 1996-11-13
CIK 928421

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                        -----------------------

                              FORM 10-Q

(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                             OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970


                             MATTSON TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)

      CALIFORNIA                                77-0208119
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

        3550 WEST WARREN AVENUE
          FREMONT, CALIFORNIA                          94538
 (Address of principal executive offices)             (Zip Code)

                                 (510)  657-5900
                    (Registrant's telephone number, including area code)

                               --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    _X_     No  ___

Number of shares of common stock outstanding as of November 7, 1996: 14,239,109

                           PART I -- FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

                       MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)
                            (unaudited)


                              ASSETS

                                                     SEPT. 29,   DEC. 31,
                                                       1996        1995
                                                     --------   ---------
Current assets:
    Cash and cash equivalents                        $ 30,128    $ 14,310
    Short-term investments                              8,110      27,861
    Accounts receivable, net                           15,552      13,988
    Inventories                                        15,531      10,839
    Prepaid expenses and other current assets           1,133         426
                                                     --------   ---------
      Total current assets                             70,454      67,424
Property and equipment, net                             8,701       4,651
Other assets                                            4,550       2,014
                                                     --------   ---------
                                                     $ 83,705    $ 74,089
                                                     --------   ---------
                                                     --------   ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $ 2,961    $  3,887
    Accrued liabilities                                11,852       9,126
                                                     --------   ---------
      Total current liabilities                        14,813      13,013
                                                     --------   ---------
Shareholders' equity:
    Common stock                                       56,809      55,898
    Deferred compensation                                 (16)        (73)
    Net unrealized loss on investments                    (13)         --
    Cumulative translation adjustments                    (43)        (16)
    Retained earnings                                  12,155       5,267
                                                     --------   ---------
      Total shareholders' equity                       68,892      61,076
                                                     --------   ---------
                                                     $ 83,705    $ 74,089
                                                     --------   ---------
                                                     --------   ---------



       See accompanying notes to condensed consolidated financial statements.

                         MATTSON TECHNOLOGY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per share amounts)
                                (unaudited)


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                         ------------------  -------------------
                                         SEPT. 29,  OCT. 1,   SEPT. 29,  OCT. 1,
                                           1996      1995       1996      1995
                                          --------  -------   ---------  -------

Net sales                                 $ 14,005  $15,138    $59,251   $36,441
Cost of sales                                7,186    6,774     26,317    16,724
                                          --------  -------   ---------  -------
  Gross profit                               6,819    8,364     32,934    19,717
                                          --------  -------   ---------  -------

Operating expenses:
  Research, development and engineering      2,774    1,664      8,365     3,992
  Selling, general and administrative        5,126    2,945     15,835     7,272
                                          --------  -------   ---------  -------
    Total operating expenses                 7,900    4,609     24,200    11,264
                                          --------  -------   ---------  -------
Income (loss) from operations               (1,081)   3,755      8,734     8,453
Interest and other income (expense), net       448      582      1,547     1,303
                                          --------  -------    --------  -------
Income (loss) before income taxes             (633)   4,337     10,281     9,756
Provision for (benefit from) income taxes     (528)   1,217      3,393     2,736
                                          --------  -------   ---------  -------
Net income (loss)                         $   (105) $ 3,120    $ 6,888   $ 7,020
                                          --------  -------   ---------  -------
                                          --------  -------   ---------  -------

Net income (loss) per share               $   (.01) $  0.20    $  0.45   $  0.49
                                          --------  -------   ---------  -------
                                          --------  -------   ---------  -------

Shares used in computing net income
  (loss) per share                          14,092   15,372     15,253    14,454
                                          --------  -------   ---------  -------
                                          --------  -------   ---------  -------










     See accompanying notes to condensed consolidated financial statements.

                          MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                                (unaudited)


                                                            NINE MONTHS ENDED
                                                          ---------------------
                                                          SEPT. 29,     OCT. 1,
                                                            1996         1995
                                                          ---------    --------
Cash flows from operating activities:
    Net income                                             $  6,888     $ 7,020
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                           1,312         329
      Deferred compensation related to stock options             57          49
      Changes in assets and liabilities:
         Accounts receivable                                 (1,564)     (4,283)
         Inventories                                         (4,692)     (4,843)
         Prepaid expenses and other assets                   (3,243)     (1,702)
         Accounts payable                                      (926)      1,430
         Accrued liabilities                                  2,726       5,770
                                                          ---------    --------
      Net cash provided by operating activities                 558       3,770
                                                          ---------    --------
Cash flows from investing activities:
    Acquisition of property and equipment                    (5,362)       (704)
    Purchases of short-term investments                     (28,692)    (25,165)
    Sales and maturities of short-term investments           48,430      14,191
                                                          ---------    --------
      Net cash provided by (used in) investing activities    14,376     (11,678)
                                                          ---------    --------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net             911      21,133
    Repayment of notes receivable from shareholders              --          65
                                                          ---------    --------
      Net cash provided by financing activities                 911      21,198
                                                          ---------    --------
Effect of exchange rate changes on cash and cash equivalents    (27)         --
                                                          ---------    --------
Net increase in cash and cash equivalents                    15,818      13,290
Cash and cash equivalents, beginning of period               14,310      12,617
                                                          ---------    --------
Cash and cash equivalents, end of period                   $ 30,128    $ 25,907
                                                          ---------    --------
                                                          ---------    --------

Supplemental disclosure of non-cash operating activities:

Inventory totaling $1,139 was capitalized and transferred to property and equipment during the first nine months of 1995.

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

The results of operations for the three and nine month periods ended September 29, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                 SEPT. 29,   DEC. 31,
                                                    1996      1995
                                                 ---------   --------
Inventories:
    Purchased parts and raw materials              $ 6,294   $ 5,227
    Work-in-process                                  4,379     4,070
    Finished goods                                   3,536     1,072
    Evaluation systems                               1,322       470
                                                 ---------   --------
                                                   $15,531   $10,839
                                                 ---------   --------
                                                 ---------   --------
Accrued liabilities:
    Warranty reserve                               $ 3,420   $ 2,384
    Accrued compensation and benefits                1,739     2,270
    Income taxes                                       668     1,543
    Commissions                                        944       675
    Deferred income                                  3,609       591
    Other                                            1,472     1,663
                                                 ---------   --------
                                                   $11,852   $ 9,126
                                                 ---------   --------
                                                 ---------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company began operations in 1989 and shipped its first photoresist removal product, the Aspen Strip, in 1991. The Company's current product line is based on a modular Aspen platform which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP and LiteEtch products.

The Company has derived substantially all of its sales from Aspen Strip and CVD systems. In addition, the Company derives sales from spare parts and maintenance services.

Until the quarter ended September 29, 1996, the Company experienced rapid growth. There can be no assurance that the Company will be able regain sales growth or profitability. Future results will depend on a variety of factors, particularly overall market conditions and also the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of the Company's systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. In order to support long term growth in its business the Company has not decreased its expense levels compared with the decrease in sales. As a result, the Company is dependent upon continuous increases in sales in order to maintain profitability. If the Company's sales do not increase, the levels of operating expenses could materially and adversely affect the financial results of the Company.

The Company expects sales and earnings in the fourth quarter of 1996 to be significantly below prior expectations. As a result of the well publicized slowdown in the semiconductor market, particularly for DRAMs, many semiconductor manufacturers are delaying or canceling previously planned new equipment purchases. The extent and duration of the slowdown and the ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:


                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                           ------------------  -----------------
                                           SEPT. 29,  OCT. 1,  SEPT. 29, OCT. 1,
                                           1996        1995       1996      1995
                                           --------  --------  --------  -------

Net sales                                    100%       100%        100%    100%
Cost of sales                                 51%        45%         44%     46%
                                            ----       ----        ----    ----
    Gross margin                              49%        55%         56%     54%
                                            ----       ----        ----    ----
Operating expenses:
    Research, development and engineering     20%        11%         14%     11%
    Selling, general and administrative       37%        19%         27%     20%
                                            ----       ----        ----    ----
      Total operating expenses                57%        30%         41%     31%
                                            ----       ----        ----    ----
Income (loss) from operations                 (8%)       25%         15%     23%
Income (loss) before income taxes             (5%)       29%         17%     27%
Net income (loss)                             (1%)       21%         12%     19%



NET SALES

Net sales for the third quarter of 1996 decreased 7% to $14.0 million from $15.1 million for the third quarter of 1995. Net sales decreased as a result of overall industry conditions and reflected a 19% decrease in unit shipments which was partially offset by a 9% increase in average selling prices (ASP's). Net sales for the first nine months of 1996 increased 63% to $59.3 million from $36.4 million for the first nine months of 1995. Net sales increased as a result of a 32% increase in unit shipments and a 20% increase in average selling prices (ASP's). Sales to date consist principally of single and dual chamber Aspen Strip and CVD systems. Higher ASP's have resulted primarily from increasing sales of the Company's dual chamber Aspen Strip systems and, to a lesser extent, sales of the newer Aspen ICP Strip and CVD systems, compared to sales of single chamber Aspen Strip systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 61% and 57% of net sales for the third quarter of 1996 and 1995, respectively. International sales for the first nine months of 1996 and 1995 were 81% and 68%, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1996 total net sales due primarily to orders from customers in Japan and the Pacific Rim.

GROSS MARGIN

The Company's gross margin for the third quarter of 1996 decreased to 49% from 55% for the third quarter of 1995 and for the first nine months of 1996 increased to 56% from 54% for the first nine months of 1995. The quarter to quarter decrease was due to the allocation of relatively fixed overhead costs over lower sales volume and higher warranty reserves associated with the Company's newer products. The increase in gross margin for the first nine months of 1996 was principally due to an increase in gross margin on shipments through Marubeni as a result of a 1995 agreement with Marubeni, in which the Company is now providing research, development and engineering and marketing support in Japan and certain other Asian markets. In addition, the gross margin increased for the nine month period as a result of increases in volume which resulted in improved economies of scale.

The Company's gross margin will continue to be affected by a variety of factors. In particular, until and unless sales volume increases, lower economies of scale will adversely affect gross margin. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan. As a result of the 1995 agreement with Marubeni, as described above, gross margins increased in the first nine months of 1996 on sales through Marubeni.
In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the newly established Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

Although the Company has not offered substantial discounts on its systems to date, particularly in light of the overall industry slowdown, the Company may face discounting pressures in the future which could adversely affect gross margins. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. In addition, new system introductions and enhancements may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing of new product lines.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the third quarter of 1996 were $2.8 million, or 20% of net sales, as compared to $1.7 million, or 11%, for the third quarter of 1995. Research, development and engineering expenses for the first nine months of 1996 were $8.4 million, or 14% of net sales, as compared to $4.0 million, or 11% of net sales, for the first nine months of 1995. The increase in expenses was primarily due to salaries and related expenses which increased to $1.2 million and $4.0 million for the third quarter and first nine months of 1996, respectively, from $0.9 million and $2.1 million for the third quarter and first nine months of 1995, respectively, and engineering project materials which increased to $0.5 million and $1.4 million for the third quarter and first nine months of 1996, respectively, from $0.3 million and $0.9 million for the third quarter and first nine months of 1995, respectively. The increase in expense as a percentage of net sales was due to lower sales volume in the third quarter. The increase in engineering project materials expense was due to ongoing product development. Expenses also increased due to the Company's agreement with Marubeni. The Company believes that continued investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of 1996 were $5.1 million, or 37% of net sales, as compared to $2.9 million, or 19%, for the third quarter of 1995. Selling, general and administrative expenses for the first nine months of 1996 were $15.8 million, or 27% of net sales, as compared to $7.3 million, or 20%, for the first nine months of 1995. The increase in expenses was primarily due to salaries, commissions and related expenses which increased to $2.8 million and $9.4 million in the third quarter and first nine months of 1996, respectively, from $1.8 million and $4.6 million in the third
quarter and first nine months of 1995, respectively.   Expenses also increased
due to the Company's agreement with Marubeni. The increase in expense as a percentage of net sales was due to lower sales volume in the third quarter.

PROVISION FOR INCOME TAXES

The Company provided income taxes at the expected annual rate of 33% and 28% in 1996 and 1995, respectively. In the third quarter of 1996, the Company revised its expected annual tax rate from 36% to 33% which was principally a result of Congress's reinstatement of the Research and Development credit, effective July 1, 1996. In addition, the expected annual tax rate of 33% in 1996 also reflects benefit derived from the Company's Foreign Sales Corporation. The Company's provision for income taxes in 1995 reflected utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first nine months of 1996 was $0.6 million, compared to $3.8 million of net cash provided by operations during the first nine months of 1995. Net cash provided by operations during the first nine months of 1996 was primarily attributable to net income of $6.9 million offset by increases in accounts receivable and inventories of $1.6 and $4.7 million. The increase in accounts receivable was principally due to a long-term sales type lease with a major customer under which the Company agreed to ship certain equipment. The Company deferred the recognition of revenue under the four year lease until the first cash payment in April 1997. At September 29, 1996, the balance sheet reflected $0.7 million in accounts receivable, $2.5 million in other assets and $2.0 million in deferred income, related to the lease.

Net cash provided by investing activities during the first nine months of 1996 was $14.4 million, compared to $11.7 million net cash used in investing activities during the first nine months of 1995. Investing activities during the first nine months of 1996 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

Net cash provided by financing activities during the first nine months of 1996 was $0.9 million, compared to $21.2 million net cash provided by financing activities in the first six months of 1995. Cash provided during the first nine months of 1995 was primarily due to net proceeds of $20.7 million from the Company's secondary public offering.

The Board of Directors has authorized the Company to repurchase up to 500,000 shares of the Company's common stock. The Company has repurchased 15,000 shares to date.

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



                                        MATTSON TECHNOLOGY, INC.



Date: November 13, 1996                     /s/ Richard S. Mora
                                         ------------------------
                                                Richard S. Mora
                                        Vice President of Finance
                                        and Chief Financial Officer
                                       (as principal financial officer
                                          and on behalf of Registrant)