Form 10-K405
period 1996-12-31
MATTSON TECHNOLOGY INC
filed 1997-03-31
CIK 928421

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                           ----------------------------------

                                       FORM 10-K

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal year ended December 31, 1996

                                          OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                            Commission file number 0-21970


                                 MATTSON TECHNOLOGY INC.
                               ---------------------------
                  (Exact name of registrant as specified in its charter)

          CALIFORNIA                                          77-0208119
--------------------------------                        ----------------------
(State or  other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                         identification number)


                                 3550 West Warren Avenue
                               Fremont,  California  94538
                             -------------------------------
                   (Address and zip code of principal executive offices)

Registrant's telephone number, including are code:  510-657-5900
                                                    ------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                                    Common Stock
                                   ---------------
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X      No
             -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Yes    X      No
             -------       -------

Number of shares outstanding of registrant's Common Stock as of February 28, 1997: 14,226,536.


As of February 28, 1997, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the closing for registrant's Common Stock as reported in the Wall Street Journal, was $106,195,632.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the following parts of this report:

Definitive Proxy Statement in connection with 1997 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1996) (the "1997 Proxy Statement") * -- part III.


--------------------
* The Board Compensation Committee Report and the Performance Graph to be included within the 1997 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.

                                 FORM 10-K

                                  PART I
ITEM 1. BUSINESS

     Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment for sale to the worldwide semiconductor industry. The Company's goal is to provide advanced process capability combined with a high productivity platform to achieve a substantial improvement in productivity over competitive equipment and to support this equipment with world class support.

     Each step of the manufacturing process for integrated circuits (ICs) requires specialized manufacturing equipment. Three of the principal steps in manufacturing ICs are the deposition of insulating or conducting materials onto a wafer, the projection of a pattern through a mask onto light sensitive materials known as photoresist (photolithography), and the etching or removal of the deposited material not covered by the pattern. Before these steps can be repeated on the wafer, the photoresist must be removed ("stripped" or "ashed"). This cycle may be repeated as many as thirty times for the most advanced ICs.


     The Company's first system, the Aspen Strip, is a photoresist removal system which was introduced in 1991 with diode source technology. The product was enhanced in 1993 to allow for a second process chamber and the use of a "downstream" triode process. The Company commenced shipment in 1995 of a new version of its Aspen Strip which utilizes inductively coupled plasma
(ICP) technology. In 1994, the Company introduced its second system, the Aspen CVD, a plasma enhanced chemical vapor deposition system. In 1995, the Company introduced its third system, the Aspen RTP, a rapid thermal processing system which is currently in the early marketing phase including initiation of beta site testing. In 1996, the Company introduced a fourth product, the Aspen LiteEtch for isotropic etch processing. Although the Company has sold one LiteEtch unit, the Company's LiteEtch currently is in the early marketing phase. The Aspen Strip, CVD, RTP and LiteEtch are based on the Aspen platform, which includes wafer handling robotics, dual loadlocks, control electronics and system software.

SEMICONDUCTOR MANUFACTURING PRODUCTIVITY

     Increasing demand for ICs has resulted from the growth of existing markets and the emergence of new markets such as multimedia, wireless communication and portable computing. The increase in demand has been fueled by the industry's ability to supply more complex, higher performance ICs, while continuing to reduce cost per function. The more complex ICs and the attendant reductions in feature size have necessitated advanced and expensive wafer fabrication equipment, resulting in the escalation of the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory IC (DRAM) fabrication facility was approximately $60 million, as compared to the average cost today for a 64 megabit DRAM fabrication facility of approximately $650 million.

     Advancements in semiconductor manufacturing equipment have enabled IC manufacturers to increase productivity dramatically by reducing feature size, increasing manufacturing yields, improving the uptime of wafer fabrication equipment and increasing the wafer size. Although feature size will continue to be reduced, the other historical sources of productivity growth are now reaching diminishing returns:

     HIGHER YIELDS. In the last ten years, manufacturing yields have increased substantially and the time to reach maximum yield levels has decreased significantly. For example, the percentage of good DRAMs per wafer during initial production has increased from 20% ten years ago to over 80% at present. The potential for further yield improvement is limited.

     IMPROVED UPTIME. Wafer fabrication line reliability has improved markedly in the last ten years. Since equipment uptime now normally exceeds 90%, there is little room for improvement in equipment reliability.

     LARGER WAFER SIZES. Leading edge wafer fabrication lines are currently using 8" diameter wafers, up from 4" diameters ten years ago. However, the migration to 8" wafers was slower than the prior migrations from smaller wafer sizes. While migration to even larger sizes is probable, the pace of the transitions to larger sizes will be slower.

     As the industry achieved productivity gains from these sources during the last ten years, wafer throughput actually declined. Demands from IC manufacturers for higher yield and larger wafer sizes have resulted in a shift from batch processing (multiple wafers simultaneously processed) to single wafer processing (one wafer processed at a time). This shift has resulted in reduced throughput and increased cost.

     Semiconductor equipment manufacturers have responded to the declining throughput problem with cluster tools, which employ single wafer processing through the use of a common wafer handling platform with several single wafer processing chambers. However, cluster tools are highly complex systems, often resulting in low reliability. The Company believes that this low reliability, combined with only modestly improved throughput, has limited the ability of cluster tools to meet the productivity needs of semiconductor manufacturers.

     Faced with diminishing productivity gains, IC manufacturers have increased their emphasis on factors that contribute to overall manufacturing costs. This focus has led to the use of cost of ownership ("COO") to measure productivity. COO measures costs associated with operation of equipment in a fabrication line. There is no accepted industry standard for calculating COO. The Company calculates COO by estimating the total costs to operate a system including depreciation, overhead, labor and materials, and dividing those costs by the system's total wafer output. Because the Company, the Company's customers and the Company's competitors may use different formulas for calculating COO, there can be no assurance that the Company and the Company's customers and competitors, each using the same data, would arrive at the same determination of COO for a particular system. As used in this document, COO refers to the Company's method of calculating COO as described in this paragraph.

THE MATTSON SOLUTION - MODULAR CONTINUOUS PROCESSING

     The Company believes its Aspen system provides higher productivity than conventional single wafer systems and cluster tools. The Aspen system's modular continuous processing architecture achieves this with high throughput, savings of cleanroom floorspace and improvements in process control as compared to conventional single wafer processing.

     The Aspen system achieves higher throughput, savings in clean room floorspace and enhanced process control by:

     SIMULTANEOUS PROCESSING. The Company's Aspen systems process up to two wafers concurrently in its RTP systems, up to four wafers concurrently (two in each chamber) in its Strip and LiteEtch systems, and up to eight wafers concurrently (four in each chamber) in its CVD systems.


     CONTINUOUS PROCESSING. The Company's Aspen system substantially reduces overhead time (the time during which the system is not actually processing wafers). The Aspen system robotics can handle four wafers simultaneously, reducing the overhead time during removal and insertion of the wafers into the process chambers. Through the use of an inner loadlock, the Aspen system eliminates the overhead time required to pump down the process chambers to a vacuum and backfill the chambers to atmospheric pressure after processing. An outer loadlock permits an operator to replace a cassette of processed wafers with a new cassette while the system continues to process wafers in the inner loadlock. As a result of these factors, the Aspen Strip generally requires less than 12 seconds of overhead time per wafer which the Company believes is a substantial improvement over present competitive systems.

     MODULARITY. The Company's Aspen platform allows the use of one or two process chambers, supporting various applications or increased capacity in any one application. This modularity enables the Company to develop new systems by adding a different process chamber to the platform. When a second chamber is added, the COO is reduced. The commonality of parts, manufacturing techniques, training, and documentation for the Aspen platform offers operating advantages to the Company and its customers.

     FLOORSPACE SAVINGS. As a result of higher throughput and modularity, customers require fewer systems and can achieve a substantial savings in cleanroom floorspace.


     ENHANCED PROCESS CONTROL. The Aspen system's dedicated single wafer processing stations achieve the within-wafer process control benefits of conventional single wafer systems. In addition, dual loadlocks allow the process chambers to maintain constant pressure and temperature which improves upon the wafer-to-wafer repeatability of conventional single wafer systems. The higher throughput of the Aspen system permits the use of slower, more consistent and less damaging process technologies than are economically feasible in conventional single wafer systems.

STRATEGY

     The Company's objective is to become a leading supplier of advanced processing equipment to the worldwide semiconductor industry. The Company intends to achieve this objective by providing advanced process capability combined with a substantial improvement in productivity over competitive equipment, and by supplying world class support. Specific elements of the Company's strategy include:

     IMPROVED PROCESS TECHNOLOGY. The Company seeks to enter segments of the semiconductor equipment industry when traditional technologies are unable to satisfy emerging process requirements. For example, submicron etching results in residues that have required multiple acid processing steps for removal by traditional stripping systems. The Aspen Strip's plasma processes are capable of removing many of these residues without the need for the acid steps.

     HIGHER PRODUCTIVITY. The Company's goal is to offer systems which have substantial improvements in productivity over the leading competitive equipment in each market it enters. The Company believes that its Aspen Strip, LiteEtch, CVD and RTP systems achieve this goal. In particular, the Company believes that its systems achieve improvements in throughput, which it considers an important factor in COO and productivity.

     REDUCED TIME TO MARKET. The Company's Aspen platform includes wafer handling robotics, dual loadlocks, control electronics and system software. By basing new systems on this platform, the Company is able to focus its development activities almost exclusively on the process chamber. By basing new products on the standard Aspen platform, the Company believes it is able to develop new products quickly and at relatively low cost.

     COMMITMENT TO GLOBAL MARKET. From inception, the Company's strategy has been to sell its systems to leading semiconductor manufacturers throughout the world. The Company introduced its systems into Japan through Marubeni, which has substantial experience in plasma equipment and CVD. The Company has opened service and support offices in Taiwan, Korea and Germany and a research, development and engineering, and marketing office in Japan. International sales as a percentage of its total net sales for 1996, 1995 and 1994 were 76%, 67% and 62%, respectively.

PRODUCTS

     To date, the Company has introduced four systems which are based upon the Aspen platform: the Aspen Strip for photoresist stripping, the Aspen CVD for chemical vapor deposition, the Aspen RTP for rapid thermal processing and the Aspen LiteEtch for isotropic etching.

THE ASPEN STRIP

     PHOTORESIST STRIPPING MARKET. A stripping system removes photoresist before further film deposition, photolithography or etch on the wafer. Traditional strip systems use wet and dry chemistry technology. In traditional wet chemistry strip systems, the photoresist is removed by immersing the wafer into acid or solvent baths. Dry chemistry strip systems, such as the Company's Aspen Strip, create atomic oxygen in a gaseous form (plasma) that is exposed to the wafer to remove the photoresist.

     The demand for photoresist strip equipment has increased as the complexity and number of strip steps required for each wafer have increased. Complex ICs require a greater number of layers and a corresponding greater number of stripping steps, with 16 megabit DRAMs often using 20 masking steps, up from about 15 for 4 megabit DRAMs. The increase in the number of strip steps in the semiconductor manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity. The increased complexity of the strip process has also led to higher average selling prices of such equipment. According to Dataquest figures published in February 1997, the market was estimated at $327 million for 1996, and projected to reach $700 million by the year 2000.

     EMERGING TECHNICAL REQUIREMENTS. Fabrication of complex ICs with feature sizes under 0.35 microns requires new strip technologies that have greater sensitivity to residues, contamination drive-in and underlying film selectivities. With each shift in feature size, the Company estimates that manufacturers typically require a 2X reduction in the level of allowable contamination drive-in. In addition to providing "gentler" non-damaging plasma, the strip system must also meet the increasing demands of removing photoresist and sidewall polymers from higher energy etch processes that require increased sidewall polymerization and resist cross-linking to meet stringent profile control.

     MATTSON'S STRIP TECHNOLOGY. To meet this demand, the Company markets worldwide three separate and distinct plasma strip source products, each designed for different design regimes. The most recent product offering uses a patented, inductively coupled plasma (ICP) technology to gently and thoroughly remove photoresist from the wafer. This remote (downstream) plasma source generates a gentle, low energy plasma that achieves advanced "all dry" stripping with zero damage and low contamination drive-in results without additional post-strip chemical processing. The ICP technology is specifically designed for advanced semiconductor device manufacturing--submicron processes
0.25 microns and below. When combined with the standard Aspen platform, the Company believes that the Aspen ICP Strip system provides significant cost of ownership advantages.

     THE ASPEN STRIP. The Aspen Strip consists of the standard Aspen platform together with one or two processing chambers. Each chamber processes two wafers at a time. System throughput varies with the resist thickness and is approximately 60-120 wafers per hour with one chamber and 110-160 wafers per hour with two chambers for most applications. The Company believes the two chamber Aspen Strip offers a substantial reduction in COO relative to conventional single wafer systems. In particular, the Company believes that its systems achieve substantial improvements in throughput which result in a substantial reduction in COO and that its systems allow customers to reduce wet chemical steps, providing an even greater reduction in COO.

THE ASPEN CVD

     CVD MARKET. CVD processes are used to deposit insulating (dielectric) and conducting films on wafers. These films are the basic material used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components. The deposition of dielectric films has become a higher priority due to the increasing number of metalization layers required and the difficulty of insulating and interconnecting them. The Company's Aspen CVD system deposits silane-based films, such as silicon dioxide (oxide) films, for interlayer and intermetal dielectric applications, and silicon nitride (nitride) films, for final passivation applications. The Aspen CVD also deposits TEOS and fluorinated TEOS.

     EMERGING TECHNICAL REQUIREMENTS. As feature sizes continue to decrease, CVD process equipment must meet more stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties such as stress, stoichiometry and conformality must also be improved and more tightly controlled. Semiconductor manufacturers also place importance on compatibility with metalization steps, such as aluminum deposition. Finally, as process complexity increases, the number of CVD steps increases and throughput and system productivity become significantly more important.

     MATTSON'S CVD TECHNOLOGY. Plasma enhanced CVD allows the system to process wafers at a relatively low temperature, reducing the risk of damage to aluminum metalization layers during processing. Suppression of hillock formation in aluminum interconnects is accomplished by limiting the time at higher temperatures prior to deposition to 8-10 seconds. Film stress and density can be controlled independent of process chemistry by the use of a low frequency RF bias. Dual loadlocks isolate the process chamber from pressure and temperature fluctuations, thereby reducing particulates and improving film quality and repeatability. Continuous processing improves thickness uniformity and film quality by randomizing small variations in deposition from one station to the next. High throughput resulting from continuous processing permits the use of slower, more consistent and less damaging process technologies than are economically feasible in conventional single wafer systems. Defect density is also improved through the use of an in situ plasma cleaning process that automatically cleans the process chamber after every batch of wafers.

     THE ASPEN CVD. The Aspen CVD system, like the Aspen Strip, is based on the standard Aspen platform. The system can be configured with one or two process chambers and each chamber can process four wafers at a time. The second chamber can be used to increase throughput with a minimal increase in footprint. The automatic cleaning cycle and simple system design reduces production downtime and increases overall system availability. The Company believes that the Aspen CVD system offers a significant improvement in COO over the leading competitive system. Among the principal factors which the Company believes contribute to such improved COO is the throughput of the Company's system and its lower price as compared to the leading competitive system.

THE ASPEN RTP

     An RTP (Rapid Thermal Processing) system heats semiconductor wafers for implant annealing and formation of films on semiconductor wafers surfaces. Traditional RTP systems that use lamp heating technology operate at high temperature up to 1200 DEG. celsius. Diffusion furnace systems provide furnace annealing in both high and low temperature regimes. Low temperature RTP systems, such as the Company's Aspen RTP system, apply heat to semiconductor wafers to cause a variety of processing and chemical reactions, including:
Titanium Silicide and Cobalt Silicide formation; Titanium Nitride barrier formation and anneals; thermal donor annihilation (TDA) and lower temperature reflows and implant anneals, typically 600-900 DEG. celsius.

     As device geometries and thermal budgets shrink, Rapid Thermal Processing (RTP) is emerging as a key semiconductor processing technology.
As the number of layers on semiconductor wafers have increased, the demand for RTP machines dedicated to specific applications in the fab has increased.

     RTP technology must be able to meet ever more stringent requirements for processing on semiconductor wafers. Issues concerning uniformity and repeatability affect the integrity of the IC. IC makers also place importance on the amount of time a semiconductor wafer is exposed to heat to achieve a certain process and the level of wafer throughput achieved by the system.

     The Aspen RTP system is based on the Aspen platform and the principle of modular continuous processing, handling up to 110 wafers per hour for selected processes. The simple design of the process chamber has no moving parts and no consumables, which contributes to its low preventative maintenance requirements. The Company believes that its single chamber Aspen RTP offers a substantial reduction in COO relative to conventional RTP systems.

THE ASPEN LITEETCH


     ISOTROPIC ETCH MARKET. An isotropic etch system performs a variety of isotropic etch processes on semiconductor wafers, processes which can be used in as many as 10 steps in a typical 0.25 micron logic fab on 200 millimeter wafers. At this time, these processes include, but are not restricted to: silicon soft etch (post-RIE contact cleanup); highly selective nitride etching for LOCOS stripping; backside nitride stripping; self-aligned-contact
(SAC) nitride stripping; isotropic contact and via etch; and passivation etch.

     Historically, both dry and wet chemistries have been used for isotropic etch manufacturing processes. In some cases, more expensive anisotropic etchers with low throughput have been used for isotropic etch applications, which has greatly increased the cost of these non-critical manufacturing applications. Wet benches require a large amount of cleanroom floorspace plus special handling and disposal of chemicals, which increases associated costs and environmental concerns. For isotropic etch applications, the Company believes that Aspen LiteEtch offers the benefits of dry etch tools, including lower cost of ownership than wet benches, floorspace savings and ease of use.

     The Company's Aspen LiteEtch system is an isotropic etching system that uses dry chemistry to create atomic etchant species in a gaseous form (plasma), which is exposed to the wafer to remove various films for a variety of applications that do not require a high-end anisotropic etcher.

     EMERGING TECHNICAL REQUIREMENTS. With ever-shrinking subgeometries, processes used to remove films from wafers must be ever more selective to prevent damage to the films in the underlying layers. This process capability and control is necessary to achieve the high etch rates required and to provide the uniformity and selectivity necessary for thin film etching. The ability to use additional chemistries is often required to control etch rates, provide added selectivity to underlying films, and to eliminate certain residues created during advanced etch processing.

     MATTSON'S ISOTROPIC ETCH TECHNOLOGY. The Company's first isotropic etch product, the Aspen LiteEtch, uses a patented, inductively coupled plasma
(ICP) source--the same source used in its Aspen Strip product. This downstream ICP source uses a high pressure plasma process to produce a low energy plasma that achieves high etch rates while minimizing electrically charged particles that can damage sensitive semiconductor devices. By combining ICP technology designed for advanced device manufacturing with the high throughput of the Aspen platform, the Company believes that it provides significant cost of ownership advantages over comparable equipment.

     THE ASPEN LITEETCH. The Aspen LiteEtch system is comprised of the standard Aspen platform together with one or two process chambers. A specially designed ceramic tube allows for the use of additional chemistries without added contamination. Each chamber processes two wafers at a time, while retaining single wafer process control. For most applications, system throughput typically varies with the process from 40 to 80 wafers per hour for a single chamber system and from 70 to 110 wafers per hour for a dual chamber system. The Company believes the dual chamber Aspen LiteEtch offers a substantial reduction in cost of ownership relative to anisotropic etch and wet bench systems. In particular, the Company believes that Aspen LiteEtch systems achieve improvements in throughput which result in a substantial reduction in COO; and that its systems allow customers to further reduce COO by eliminating environmental concerns and costs associated with the use of acids; and by freeing anisotropic etchers for high end processing applications.

CUSTOMERS

     The Company sells its products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. No single end user customer accounted for 10% or more of sales in 1996. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

MARKETING AND SALES

     The Company sells its systems through a combination of a direct sales force, its Japanese distributor and a manufacturers' sales representative. In addition to the direct sales force at the Company's headquarters in Fremont, California, the Company has domestic regional sales offices located in New Jersey, Arizona, Oregon and Texas. The Company is continuing to invest resources to increase the size of its direct sales force.

     The Company believes that strong sales in the Japanese market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni in December 1990 and is substantially dependent upon its relationship with Marubeni to address the Japanese market. The Company recently formed a subsidiary in Japan in October, 1995, in which Marubeni has a minority interest, in order to provide research, development and engineering, and marketing support for customers in Japan and certain other Asian markets. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of the Company's distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected and the Company would be obligated to repurchase up to $1.0 million of inventory related to the Company's sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

     The Company also has personnel located in service and customer support offices in Korea, Taiwan and Germany. In Singapore, the Company utilizes a third party manufacturers' sales representative. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long term contracts.

     International sales accounted for 76%, 67%, and 62% of total net sales in 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. The Company's foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SUPPORT

     The Company believes its customer support organization is critical to establish the long-term customer relationships which often are the basis upon which semiconductor manufacturers select their equipment vendor. The Company's customer support organization is headquartered in Fremont, California, with additional employees located in Idaho, Massachusetts, Texas, Arizona, Oregon, Korea, Taiwan, Germany, and the United Kingdom. The Company's strategy is to use local support personnel in regions where multiple systems are in place. Marubeni provides service to the Company's customers located in Japan. The Company's support personnel have technical backgrounds, with process, mechanical, and electronics training, and are supported by the Company's engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service, and provide sales support.

     Warranty periods for Mattson systems range from 12 to 36 months after shipment or acceptance, depending upon the purchase agreement. The Company is transitioning to a standard warranty of 36 months after shipment.

BACKLOG

     The Company schedules production of its systems based on both backlog and regular sales forecasts. The Company includes in its backlog only those systems for which the Company has accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. As of December 31, 1996, the backlog was approximately $34.9 million. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company maintains an applications laboratory in Fremont to test new systems and customer-specific equipment designs. By basing new products on the Aspen platform, the Company believes that it is able to focus its development activities on the process chamber and to develop new products quickly and at relatively low cost. For example, the Company believes it was able to reduce new product development time on its CVD, RTP and LiteEtch products.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its existing systems, process technologies, and to develop systems and new technologies which compete effectively on the basis of COO and performance. In addition, the Company must adapt its systems and processes to technological changes and to support emerging industry standards for target markets. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or to develop new technologies or systems.

     The Company's research, development and engineering expenses for the years 1996, 1995, and 1994, were $11.5 million, $6.3 million, and $2.3 million, respectively, representing 16%, 11% and 12% of net sales, respectively. The Company expects that research, development and engineering expenses will continue to increase through 1997.

COMPETITION

     The market for the Company's systems is highly competitive and is subject to rapid technological change. Significant competitive factors include system performance, COO, size of installed base, breadth of product line and customer support. The Company believes that it competes in its chosen markets primarily on the basis of system performance, COO, and customer support. The Company believes it can also compete on the basis of price due to the design of its systems.

     The Company faces substantial competition in its chosen market segments from both established competitors and potential new entrants. Most of the Company's competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems. In the United States and European plasma photoresist strip markets, the Company competes primarily with GaSonics, Matrix and Fusion. In Japan, the Company competes primarily with Canon, Plasma Systems Corporation, Ramco, Tokyo Ohka and various Japanese vendors who have already established relationships with Japanese IC manufacturers. In the CVD market, the Company competes primarily with Applied Materials, Novellus, ASM and Watkins-Johnson. In the RTP market the Company competes with AG Associates and Applied Materials. In the isotropic etch market the Company competes with Lam Research, Gasonics, Matrix, Tegal, and Shibaura.

MANUFACTURING

     The Company's manufacturing operations are based in its Fremont facility and consist of procurement, subassembly, final assembly, test and reliability engineering. The Company's current systems are based on the Aspen platform, enabling the Company to use a large number of common subassemblies and components. Many of the major assemblies are procured complete from outside sources. The Company focuses its internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies which differentiate its systems from its competitors. The Company is implementing a quality control program based on ISO-9001 and Sematech-generated measurement and improvement methodologies.

     Certain of the Company's components are obtained from a sole supplier or a limited group of suppliers. The Company generally acquires such components on a purchase order basis and not under any long term supply contracts. The Company's reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components and is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its sales demonstrations and research and development. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. Failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. There can be no assurance that the Company's competitors will not be able to legitimately ascertain the non-patented proprietary information embedded in the Company's systems, in which case the Company may be precluded from preventing the use of such information. To the extent the Company wishes to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficiently broad to protect the Company's technology or that the Company's pending patent application will be approved. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on the Company's business. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

     In this Annual Report on Form 10-K and from time to time, the Company may make forward looking statements regarding, among other matters, the Company's future strategy, product development plans, productivity gains of its products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including the following:

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company derives most of its net sales from the sale of its photoresist stripping systems which typically have list prices ranging from approximately $350,000 to $750,000. At its current revenue level, each sale, or failure to make a sale, can have a material effect on the Company. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Consequently, the Company's net sales and operating results for a quarter depend on the Company shipping orders scheduled to be sold during that quarter and obtaining orders for systems to be shipped in that same quarter. A delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and may thus materially and adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; substantial changes in revenues from significant customers; changes in overhead absorption levels due to changes in the number of systems manufactured; geographic mix of sales; timing of announcement and introduction of new systems by the Company and its competitors; seasonality; changes in product mix; delays in orders due to customer financial difficulties; and cyclicality in the semiconductor industry and the markets served by the Company's customers. In particular, the uncertainties regarding market conditions and customer order changes and cancellations arising from the recent market slow down raise significant risks regarding fluctuating quarterly results. As the Company continues to invest in accordance with its long term strategy, fluctuating revenue levels will result in fluctuating results. Similarly, due to unpredictable order patterns, the Company's manufacturing efficiency can vary significantly from quarter to quarter which can adversely affect gross margins and net operating results. The amount of time from the initial contact with the customer to the first order is typically nine to twelve months or longer and may involve competing capital budget considerations for the customer, thus making the timing of customer orders uneven and difficult to predict. Any delay or failure to receive anticipated orders, or any deferrals or cancellations of existing orders, could adversely affect the Company's financial performance. In addition, continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization will result in significantly higher fixed costs which the Company will not be able to reduce rapidly if its net sales goals for a particular period are not met. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

     MARKET ACCEPTANCE OF SYSTEMS. Given that the Company's systems represent alternatives to conventional strip, isotropic etch, CVD and RTP equipment currently marketed by competitors, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance by a broader group of customers of the efficacy of the Company's systems and technology. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its systems and technology.

     DEPENDENCE ON SIGNIFICANT CUSTOMER. The Company sells its products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. No single end user customer accounted for 10% or more
of sales in 1996.    While the Company actively pursues new customers, there
can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

     DEPENDENCE ON JAPANESE DISTRIBUTOR. The Company believes that strong sales in the Japanese market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni and is substantially dependent upon Marubeni to address the Japanese market. Approximately 31% of the Company's net sales for the year ended December 31, 1996 were sold through Marubeni to customers in Japan. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of the Company's distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected and the Company would have the obligation to repurchase up to $1 million of inventory related to the Company's sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

     LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company's ability to receive orders from potential customers may depend upon such customers undertaking an evaluation for new equipment. For many potential customers, such an evaluation may occur infrequently. Following initial system qualification, the Company often experiences further delays in finalizing system sales while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. The Company believes it must significantly increase its inventory investment in evaluation systems because they are used by many customers in their evaluation processes. Due to these factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. There can be no assurance that any of the Company's efforts will be successful.

     CYCLICALITY OF SEMICONDUCTOR INDUSTRY. The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the systems manufactured and marketed by the Company. The semiconductor industry has seen a significant decline in shipments starting from the second half of 1996 and there can be no assurance of when or if, the industry will return to growth. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. The Company's net sales and operating results will be materially and adversely affected if the current downturn continues, or in the event of unanticipated downturns or slowdowns in the semiconductor market in the future.

     HIGHLY COMPETITIVE INDUSTRY. The market for the Company's systems is highly competitive and is subject to rapid technological change. Significant competitive factors include system performance, cost of ownership, size of installed base, breadth of product line and customer support. Principal competitors for the Company's Aspen Strip systems include GaSonics, Fusion and Matrix in the United States and Canon, Plasma Systems, Ramco and Tokyo Ohka in Japan. Competitors for its Aspen LiteEtch systems include Lam Research, Gasonics, Matrix, Tegal and Shibaura. Competitors for its Aspen CVD systems include Applied Materials, Novellus, ASM and Watkins-Johnson and competitors for its Aspen RTP system include AG Associates and Applied Materials. Most of the Company's competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases, and have substantially greater financial, technical and marketing resources than the Company. In addition, to expand its sales, the Company must often replace competitors' systems. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price/performance features that are superior to the Company's systems.

     DEPENDENCE ON SINGLE SYSTEM. To date, most of the Company's sales of systems have been Aspen Strip systems. The Company's continued sales growth will depend upon achieving market acceptance of its Aspen CVD, Aspen RTP and Aspen LiteEtch systems and future products.

     RAPID TECHNOLOGICAL CHANGE; NEW SYSTEMS. The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems which compete effectively on the basis of price and performance and which adequately address customer requirements. In addition, the Company must adapt its systems and processes to technological changes and to support emerging target market industry standards. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and its process technologies or timely develop new technologies or systems.

     SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies to a substantial extent on outside vendors to manufacture many of the Aspen systems' components and subassemblies. Certain of these are obtained from a sole supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a large extent upon the efforts and abilities of Brad Mattson, Chairman and Chief Executive Officer, and other key managerial and technical employees. The loss of Mr. Mattson or other key employees could have a material adverse effect on the Company. The Company has not entered into written employment agreements with its executive officers. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees, particularly those highly skilled design and process engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense.

     INTERNATIONAL SALES. International sales accounted for 76%, 67%, and 62% of total net sales in 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. The Company's sales to date have been denominated in U.S. dollars and as a result, there have been no losses related to currency fluctuations. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

     INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company believes that patents are of less significance in this industry than such factors as innovative skills, technical expertise and know-how of its personnel. There can be no assurance that the Company's competitors will not be able to legitimately ascertain the non-patented proprietary information embedded in the Company's systems, in which case the Company may be precluded from preventing the use of such information. To the extent the Company wishes to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on the Company. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its systems. Any of these situations could have a material adverse effect on the Company.

     ENVIRONMENTAL REGULATIONS. The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during sales demonstrations and research and development. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. To the best of the Company's knowledge, it is in compliance with all federal, state and local environmental regulations. However, failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations or requirements for the acquisition of significant equipment or other significant expense.

     VOLATILITY OF STOCK PRICE. In the past, the market price of the Common Stock of the Company has been subject to significant volatility and has declined substantially from its highs. There can be no assurance that the market price of the Common Stock of the Company will not decline in the future.

The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's operating results and order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights;
and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

EMPLOYEES

     As of February 28, 1997 the Company had 298 employees. There were 60 employees in manufacturing operations, 86 in research, development and engineering, 122 in sales, marketing and field service and customer support, and 30 in general, administrative and finance. In order to support its growth plans, the Company intends to hire additional key personnel during the next 12 months in these areas.

     The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurances that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

     The Company maintains its headquarters in Fremont, California in one leased 61,000 square foot facility. The lease for this facility expires in February 1999. The Company's future growth may require that it secure additional facilities or expand its current facility further before the term of its headquarters' lease expires. Any move to new facilities or expansion could be disruptive and could have a material adverse effect on the operations and financial performance of the Company. The Company also leases offices in Yokohama, Japan, Seoul, Korea, Hsinchu, Taiwan, and Oberwossen, Germany with expiration dates from April, 1997 to August, 2000.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

STOCK LISTING
Mattson Technology's common stock has been traded on the over-the-counter market since the Company's Initial Public Offering on September 28, 1994, and is quoted on the NASDAQ Stock Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

1996                                                 High            Low
FIRST                                               16 1/2            9
SECOND                                              16 1/4          10 5/8
THIRD                                               12 1/4           7 3/4
FOURTH                                              11 1/4           8 3/8
1995
-------------------------------------------------------------------------------
FIRST                                               12 5/8           8 3/8
SECOND                                              24 1/4          10 3/4
THIRD                                               31 1/8          20 7/8
FOURTH                                              26 1/4          13 1/4
1994
-------------------------------------------------------------------------------
THIRD                                                8 7/8            6
FOURTH                                              10 7/8           7 7/8

The Company has never paid cash dividends on its common stock and has no present plans to do so. As of February 28, 1997, there were approximately 190 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

FIVE-YEAR SUMMARY

December 31,                     1996      1995      1994      1993      1992
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales(1)                    $73,260   $55,342   $19,551   $ 3,479   $ 1,100
Net income (loss)                 6,465    10,492     3,018      (831)   (1,767)
Net income (loss) per share (3) $  0.42   $  0.71   $  0.29   $ (0.12)  $   -
BALANCE SHEET DATA:
Total assets                    $84,489   $74,089   $32,479   $ 2,906   $   910
Manditorily Redeemable
    Convertible Preferred Stock    -         -         -        7,340     5,052
Total shareholders' equity
    (deficit) (4)               $69,115   $61,076   $28,292   $(7,106)  $(6,280)

QUARTERLY DATA
(unaudited)
                                           FIRST    SECOND     THIRD    FOURTH
December 31, 1996                         QUARTER   QUARTER   QUARTER   QUARTER
-------------------------------------------------------------------------------
Net sales                                 $22,002   $23,244   $14,005   $14,009
Gross profit                               12,820    13,295     6,819     7,095
Net income (loss)                           3,538     3,455      (105)     (423)
Net income (loss) per share               $  0.23   $  0.23   $ (0.01)  $ (0.03)

                                           FIRST    SECOND     THIRD    FOURTH
December 31, 1995                         QUARTER   QUARTER   QUARTER   QUARTER
-------------------------------------------------------------------------------
Net sales (2)                             $ 9,437   $11,866   $15,138   $18,901
Gross profit                                4,905     6,448     8,364    10,667
Net income                                  1,680     2,220     3,120     3,472
Net income per share                      $  0.12   $  0.15   $  0.20   $  0.23

(1) Includes sales through a related party distributor for each yearly period as follows: 1995 - $16,994, 1994 - $8,435, 1993 - $2,179, and
     1992 - $334.   See Note 6 of Notes to Consolidated Financial Statements.

(2) Includes sales through a related party distributor for each quarterly period as follows: $4,393, $4,219, $4,204, $4,178.

(3) The net loss per share for the year ended December 31, 1993 is pro forma and is computed using the same method as described in Note 1, except that preferred stock outstanding during the period is included (using the if converted method) in that computation as equivalent shares even though its effect is anti-dilutive. Net loss per share for 1992 has not been presented as such information is not meaningful.

(4) The Company has not paid and does not intend to pay dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

                                   OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company began operations in 1989 and shipped its first photoresist removal product, the Aspen Strip, in 1991. The Company's current line is based on a modular Aspen platform which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP and LiteEtch products.

The Company has derived substantially all of its sales from Aspen Strip and CVD systems. The Company has sold one LiteEtch unit. The Company's LiteEtch and RTP products are each in an early marketing phase. In addition, the Company derives sales from spare parts and maintenance services.

Until the quarter ended September 29, 1996, the Company experienced rapid growth. There can be no assurance that the Company will be able to regain sales growth or profitability. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. In order to support long term growth in its business the Company has not decreased its expense levels compared with the decrease in the rate of sales growth. As a result, the Company is dependent upon increases in sales in order to regain profitability. If the Company's sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

As a result of the well publicized slowdown in the semiconductor market, particularly for DRAMs, many semiconductor manufacturers have been delaying or canceling previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of the slowdown and the short term and ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

The Company formed a subsidiary in Japan in October 1995, Mattson Technology Center K.K. ("MTC"), in which Marubeni, the Company's distributor in Japan, has a 19% interest. The subsidiary was formed in order to provide research, development and engineering, and marketing support for Japan and certain other Asian markets. These activities, to some extent, had previously been provided by Marubeni. The Company also modified its distributor arrangement with Marubeni which increased the selling price of systems sold through them. Marubeni is still primarily responsible for sales and support in Japan.

The Company generally recognizes a sale upon shipment of a system. However, from time to time, the Company allows customers to evaluate systems. The Company does not recognize the associated sale until and unless an evaluation system is accepted by the customer.

The Company was incorporated in California in November 1988 and completed its initial public offering on October 5, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This annual report contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and productivity gains and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, future results of the Company will depend on a variety of factors as described herein and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the years indicated:

                                                         1996  1995  1994
---------------------------------------------------------------------------
Net sales                                                100%  100%  100%
Cost of sales                                             45%   45%   50%
Gross margin                                              55%   55%   50%
Research, development and engineering                     16%   11%   12%
Selling, general and administrative                       29%   21%   23%

Income from operations                                    10%   23%   15%

Income before provision for income taxes                  13%   26%   16%

Net income                                                 9%   19%   15%

NET SALES
Net sales for 1996 increased to $73.3 million compared to $55.3 million in 1995 and $19.6 million in 1994. Net sales in 1996 increased 33% as a result of a 14% increase in unit shipments and a 15% increase in average selling prices (ASP's). Sales to date consist principally of single and dual chamber Aspen Strip, CVD and LiteEtch systems and to a lesser extent, spare parts and service revenue. Higher ASP's have resulted primarily from increasing sales of the newer Aspen ICP Strip, CVD and LiteEtch systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 76%, 67%, and 62% of total net sales for the years ended December 31, 1996, 1995 and 1994, respectively. All sales are denominated in U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of sales, primarily due to orders from customers in Japan
and the Pacific Rim.   The Company's operating results could be materially
and adversely affected by any significant market downturn in Japan or the Pacific Rim, including any loss of business from, cancellation of orders by, or decreases in prices of systems sold through Marubeni.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGIN
Overall, the Company's gross margin for 1996 remained even at 55% compared to 1995 and increased from 50% in 1994. Gross margins on shipments through Marubeni increased in 1996 as a result of the 1995 agreement, as described above. This increase was offset by manufacturing inefficiencies associated with the slowdown in the second half of 1996. The increase from 1994 was primarily due to a shift in sales mix to higher ASP products.

The Company's gross margin will continue to be affected by a variety of factors. In particular, until and unless sales volumes increase, lower economies of scale will adversely affect gross margin. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan.

Although the Company generally does not grant substantial discounts on its systems, in light of the overall industry slowdown, the Company may face discounting pressures in the future which could adversely affect gross margins. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. The continuing uncertainties regarding market conditions and customer order changes also contribute to lower manufacturing efficiency and could result in lower gross margins. In addition, new system introductions and enhancements may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing new products.

RESEARCH, DEVELOPMENT AND ENGINEERING
Research, development and engineering expenses for 1996 were $11.5 million, or 16% of net sales, compared to $6.3 million, or 11% of sales in 1995 and $2.3 million, or 12% of sales in 1994. The increase in expenses for 1996 was primarily due to salaries and related expenses which increased to $5.4 million from $3.5 million in 1995 and $1.2 million in 1994 and engineering project materials which increased to $2.0 million in 1996 from $1.1 million in 1995 and $0.4 million in 1994. The increase in salaries and related expenses was due to increases in personnel required to support the Company's growth. The increase in engineering project materials was due to ongoing and new product development. Research, development and engineering expenses also increased in 1996 compared to 1995 due to the Company's establishment of a subsidiary in Japan, as described above. Increases in research, development and engineering expenses as a percentage of revenue in 1996 largely resulted from continued investment in new product development and the reduced level of revenue growth. The Company believes that continued investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for 1996 were $20.9 million, or 29% of net sales, compared to $11.4 million, or 21%, in 1995 and $4.5 million, or 23% in 1994. The increase in expenses was primarily due to salaries, commissions and related expenses which increased to $13.1 million from $7.3 million in 1995 and $3.2 million in 1994 and travel and entertainment expenses which increased to $2.7 million from $1.2 million in 1995 and $0.6 million in 1994. The increase in salaries and related expenses was due to increases in personnel required to support the Company's growth. The increase in travel and entertainment expenses was primarily due to increases in sales activity and support activity. Selling, general and administrative expenses also increased in 1996 compared to 1995 due to the Company's establishment of a subsidiary in Japan, as described above, the continued investment in sales and support offices in Taiwan, Korea and Germany and the expansion of the Company's headquarters facilities. Increases in selling, general and administrative expenses as a percentage of revenue in 1996 largely resulted from continued investment in the Company's sales and marketing infrastructure and the reduced level of revenue growth.

TAX PROVISION
During 1996, 1995 and 1994 the Company provided taxes at an effective tax rate of 33.0%, 27.9% and 6.9%, respectively. The 1996 tax rate is less than the federal statutory rate as a result of benefits derived from the Company's foreign sales corporation and the research and development tax credit, which Congress reinstated effective July 1, 1996. The 1995 tax rate is less than the federal statutory rate as a result of realization of deferred tax assets of $1.4 million previously reserved and tax credits, partially offset by state taxes. The 1994 rate reflects the realization of deferred tax assets previously reserved and federal alternative minimum taxes and state taxes.

FACTORS AFFECTING FUTURE OPERATING RESULTS
The Company's operating results are subject to a variety of risks characteristic of the semiconductor manufacturing equipment industry, including intense competition, fluctuating demand, significant volatility, rapid technological change, and booking and shipment uncertainties. The Company is actively developing new products that it believes will meet future customer needs, but no assurance can be given that its efforts will be successful. Fluctuations in the Company's operating results could occur in the future due to any of these factors or many others, including those discussed in the Overview, general economic conditions or other conditions specific to the semiconductor equipment manufacturing industry.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and short-term investments decreased by $4.0 million in 1996, primarily as a result of the net cash used in the acquisition of property and equipment, and increased by $19.3 million in 1995, primarily as a result of the proceeds from the sale of common stock in conjunction with a secondary public offering of $20.7 million in June, 1995.

Net cash provided by operating activities in 1996 was $1.4 million. The net cash provided in 1996 was primarily attributable to net income of $6.5 million and an increase in accrued liabilities of $5.3 million, offset by increases of $2.1 million, $2.0 million and $3.0 million in inventories, accounts receivable and other assets, respectively, and decreases in accounts payable of $2.6 million.

The Company believes that existing cash balances and short-term investments will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company does not expect 1997 capital expenditures to exceed 1996 capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements


         Consolidated Financial Statements:                  Page

           Consolidated Balance Sheet as of                    24
            December 31, 1996 and 1995

           Consolidated Statement of Income                    25
            for the years ended December 31,
            1996, 1995 and 1994

           Consolidated Statement of                           26
            Shareholders' Equity  for the
            three years ended December 31, 1996

           Consolidated Statement of Cash Flows                27
            for the years ended December 31,
            1996, 1995 and 1994

           Notes to Consolidated Financial Statements          28

           Report of Independent                               39
            Accountants

           Financial Statement Schedules:
            All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MATTSON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
(IN THOUSANDS)


December 31,                                                     1996       1995
--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                $ 21,547   $ 14,310
   Short-term investments                                     16,620     27,861
   Accounts receivable, net                                   15,954     13,988
   Inventories                                                12,954     10,839
   Deferred taxes                                              4,197      2,013
   Prepaid expenses and other current assets                     882        427
                                                            --------   --------
      Total current assets                                    72,154     69,438
Property and equipment, net                                    9,373      4,651
Other assets                                                   2,962          -
                                                            --------   --------
                                                            $ 84,489   $ 74,089
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $  1,240   $  3,887
   Accrued liabilities                                        14,134      9,126
                                                            --------   --------
      Total current liabilities                               15,374     13,013
                                                            --------   --------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Common Stock, no par value, 60,000 shares authorized;
      14,197 and 13,779 shares issued and outstanding         57,580     55,898
   Less: Deferred compensation                                   (13)       (73)
   Net unrealized loss on investments                            (23)         -
   Cumulative translation adjustments                            (54)       (16)
   Retained earnings                                          11,625      5,267
                                                            --------   --------
      Total shareholders' equity                              69,115     61,076
                                                            --------   --------
                                                            $ 84,489   $ 74,089
                                                            ========   ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


December 31,                                         1996       1995       1994
--------------------------------------------------------------------------------

Net sales                                        $ 73,260   $ 55,342   $ 19,551
Cost of sales                                      33,231     24,958      9,772
                                                 --------   --------   --------
    Gross profit                                   40,029     30,384      9,779
                                                 --------   --------   --------
Operating expenses:
 Research, development and engineering             11,507      6,330      2,305
 Selling, general and administrative               20,900     11,416      4,519
                                                 --------   --------   --------
  Total operating expenses                         32,407     17,746      6,824
                                                 --------   --------   --------
Income from operations                              7,622     12,638      2,955
Interest and other income                           2,027      1,906        286
                                                 --------   --------   --------
Income before provision for income taxes            9,649     14,544      3,241
Provision for income taxes                          3,184      4,052        223
                                                 --------   --------   --------
Net income                                       $  6,465   $ 10,492   $  3,018
                                                 ========   ========   ========

Net income per share                             $   0.42   $   0.71   $   0.29
                                                 ========   ========   ========

Shares used in computing net income per share      15,275     14,854     10,322
                                                 ========   ========   ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
(IN THOUSANDS)


                                Series A
                               Convertible                                  Deferred    Unrealized
                                Preferred         Common                  Compensation    (Gain)      Cumulative   Retained
                                  Stock           Stock         Notes      Related to    Loss on     Translation   Earnings
                              Shares  Amount  Shares  Amount  Receivable  Stock Options Investments  Adjustments  (Deficit)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993   1,030  $1,031     856   $ 171       $ (65)         $   -       $   -        $   -   $(8,243) $(7,106)
Conversion of Preferred Stock (1,030) (1,031)  1,030   1,031           -              -           -            -         -        -
Conversion of Mandatorily
  Redeemable Preferred Stock       -       -   5,820   7,340           -              -           -            -         -    7,340
Sale of Common Stock, net          -       -   4,600  24,961           -              -           -            -         -   24,961
Exercise of stock options          -       -      82      44           -              -           -            -         -       44
Deferred compensation on stock
  options                          -       -       -     193           -           (193)          -            -         -        -
Amortization of deferred
  compensation                     -       -       -       -           -             64           -            -         -       64
Net unrealized loss on
   investments                     -       -       -       -           -              -         (29)           -         -      (29)
Net income                         -       -       -       -           -              -           -            -     3,018    3,018
                              ------  ------  ------  ------      ------         ------      ------       ------    ------   ------
Balance at December 31, 1994       -       -  12,388  33,740         (65)          (129)        (29)           -    (5,225)  28,292
Sale of Common Stock, net          -       -     983  20,675           -              -           -            -         -   20,675
Exercise of stock options          -       -     276     255           -              -           -            -         -      255
Shares issued under employee
  stock purchase plan              -       -     132     774           -              -           -            -         -      774
Income tax benefits realized
  from activity in employee
  stock plans                      -       -       -     454           -              -           -            -         -      454
Repayment of notes receivable      -       -       -       -          65              -           -            -         -       65
Amortization of deferred
  compensation                     -       -       -       -           -             56           -            -         -       56
Net unrealized gain on
  investments                      -       -       -       -           -              -          29            -         -       29
Cumulative translation
  adjustments                      -       -       -       -           -              -           -          (16)        -      (16)
Net income                         -       -       -       -           -              -           -            -    10,492   10,492
                              ------  ------  ------  ------      ------         ------      ------       ------    ------   ------
Balance at December 31, 1995       -       -  13,779  55,898           -            (73)          -          (16)    5,267   61,076
Purchase of Common Stock, net      -       -     (65)   (442)          -              -           -            -      (107)    (549)
Exercise of stock options          -       -     255     286           -              -           -            -         -      286
Shares issued under employee
  stock purchase plan              -       -     228   1,596           -              -           -            -         -    1,596
Income tax benefits realized
  from activity in employee
  stock plans                      -       -       -     285           -              -           -            -         -      285
Amortization of deferred
  compensation                     -       -       -     (43)          -             60           -            -         -       17
Net unrealized loss on
  investments                      -       -       -       -           -              -         (23)           -         -      (23)
Cumulative translation
  adjustments                      -       -       -       -           -              -           -          (38)        -      (38)
Net income                         -       -       -       -           -              -           -            -     6,465    6,465
                              ------  ------  ------  ------      ------         ------      ------       ------    ------   ------
Balance at December 31, 1996       -    $  -  14,197 $57,580        $  -         $  (13)     $  (23)       $ (54)  $11,625  $69,115
                              ------  ------  ------  ------      ------         ------      ------       ------   -------  -------
                              ------  ------  ------  ------      ------         ------      ------       ------   -------  -------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
(IN THOUSANDS)


December 31,                                                       1996        1995        1994
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $  6,465    $  10,492    $  3,018
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                1,963          505         140
      Deferred taxes                                              (2,184)      (2,013)          -
      Deferred compensation related to stock options                  17           56          64
      Changes in assets and liabilities:
         Accounts receivable                                      (1,966)      (9,565)      (3,813)
         Inventories                                              (2,115)      (8,501)      (2,478)
         Prepaid expenses and other current assets                  (455)        (311)         (37)
         Other assets                                             (2,962)           -            -
         Accounts payable                                         (2,647)       2,724          588
         Customer deposits                                             -            -         (390)
         Accrued liabilities                                       5,293        6,556        1,317
                                                                ---------    ---------    ---------
      Net cash provided by (used in) operating activities          1,409          (57)      (1,591)
                                                                ---------    ---------    ---------
Cash flows from investing activities:
   Acquisition of property and equipment                          (6,685)      (2,376)      (1,018)
   Purchases of short-term investments                           (36,293)     (39,521)     (10,234)
   Sales and maturities of short-term investments                 47,511       21,894            -
                                                                ---------    ---------    ---------
      Net cash provided by (used in) investing activities          4,533      (20,003)     (11,252)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from the issuance of Common Stock, net                 1,882       21,704       25,005
   Repurchase of Common Stock                                       (549)           -            -
   Repayment of notes receivable from shareholders                     -           65            -
                                                                ---------    ---------    ---------
      Net cash provided by financing activities                    1,333       21,769       25,005
                                                                ---------    ---------    ---------
Effect of exchange rate changes                                      (38)         (16)           -
                                                                ---------    ---------    ---------
Net increase in cash and cash equivalents                          7,237        1,693       12,162
Cash and cash equivalents, beginning of period                    14,310       12,617          455
                                                                ---------    ---------    ---------
Cash and cash equivalents, end of period                       $  21,547    $  14,310    $  12,617
                                                                ---------    ---------    ---------
                                                                ---------    ---------    ---------

Supplemental disclosures:
   Cash paid for income taxes                                  $   4,701    $   4,163    $       -
   Other non-cash disclosures:
      Income tax benefits from employee stock plans                  285          454            -
      Systems transferred from inventory to property and
       equipment                                                       -        1,662            -



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mattson Technology, Inc. (the "Company") was incorporated in California on November 18, 1988. The Company designs, manufactures and markets advanced fabrication equipment to the semiconductor manufacturing industry worldwide. The Company operates in one industry segment.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Sunday closest to March 31, June 30 and September 30.

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of commercial paper and U.S. Treasury securities with maturities of more than three months. Investments are classified as "available for sale," and are measured at market value. Net unrealized gains or losses are recorded as a separate component of shareholders' equity until realized. Any gains or losses on sales of investments are computed by specific identification. At December 31, 1995 and 1996 the difference between market value and cost was not significant.

INVENTORIES
Inventories are stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is less.

COMMON STOCK
In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). In accordance with the provisions of FAS 123, the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at date of grant. Note 3 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 for compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

SALES RECOGNITION
Sales related to system sales is generally recognized upon shipment. However, the Company allows customers to evaluate systems, and since customers can return such systems to the Company any time with limited or no penalty, the Company does not recognize the associated sale until an evaluation system is accepted by the customer. Income related to sales of up to $1,000,000 to the Company's distributor in Japan is deferred under the rights of return provisions of the distribution agreement (see Note 6). Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract. A provision for the estimated future cost of system installation and warranty is recorded at the time revenue is recognized.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

FOREIGN CURRENCY ACCOUNTING
The local currency is the functional currency for all foreign operations except those in Japan, where the U.S. dollar is the functional currency. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of shareholders' equity. Foreign currency transaction gains and losses have not been material.

NET INCOME PER SHARE
Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to stock options (using the treasury stock method and the initial public offering price) issued subsequent to August 8, 1993 through October 5, 1994 have been included in the computation for periods through closing of the Company's initial public offering even if anti-dilutive.

RECLASSIFICATION
Certain 1995 balances have been reclassified to conform to the 1996 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

2.   BALANCE SHEET DETAIL
     (IN THOUSANDS)

December 31,                                              1996         1995
-------------------------------------------------------------------------------
INVENTORIES:
  Purchased parts and raw materials                    $   6,763    $   5,227
  Work-in-process                                          4,634        4,070
  Finished goods                                             734        1,072
  Evaluation systems                                         823          470
                                                       ---------    ---------
                                                       $  12,954    $  10,839
                                                       ---------    ---------
                                                       ---------    ---------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                              $   6,971    $   3,787
  Furniture and fixtures                                   2,329          823
  Leasehold improvements                                   1,360          531
  Construction-in-progress                                 1,023          278
                                                       ---------    ---------
                                                          11,683        5,419
  Less: accumulated depreciation and amortization         (2,310)        (768)
                                                       ---------    ---------
                                                       $   9,373    $   4,651
                                                       ---------    ---------
                                                       ---------    ---------
ACCRUED LIABILITIES:
  Warranty reserve                                     $   3,378    $   2,384
  Accrued compensation and benefits                        1,252        2,270
  Income taxes                                             2,082        1,543
  Commissions                                              1,082          675
  Deferred income                                          4,966          591
  Other                                                    1,374        1,663
                                                       ---------    ---------
                                                       $  14,134    $   9,126
                                                       ---------    ---------
                                                       ---------    ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

3.  CAPITAL STOCK

COMMON STOCK
In October, 1994, the Company completed its Initial Public Offering (IPO) of Common Stock, which resulted in the sale of 4,600,000 shares. The Company received net proceeds of $25.0 million. In June, 1995, the Company completed a secondary public offering of Common Stock, which resulted in the sale of 2,553,696 shares. Of these shares, 983,090 were offered by the Company for which the Company received net proceeds of $20.7 million and 1,570,606 were offered by selling shareholders.

In 1996 the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock. As of December 31, 1996, 65,000 shares had been repurchased by the Company for funding the Company's Employee Stock Purchase Plan.

STOCK OPTION PLAN
In September 1989, the Company adopted an incentive and nonstatutory stock option plan (the "Plan") under which 4,000,000 shares of Common Stock have been reserved for future issuance including increases of 600,000 shares in 1995 and 1,000,000 shares in 1996. Options granted under the Plan are for periods not to exceed ten years. Incentive stock option and nonstatutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remainder vesting 1/36th per month, thereafter.

In February 1994, the Company granted 260,000 options to employees to purchase Common Stock at $0.20 to $0.50 per share. The Company recorded deferred compensation related to these grants of $193,000 which is amortized as compensation expense over the related vesting period of the options. At December 31, 1996, the balance of deferred compensation was $13,000.

The following table summarizes activity under the Plan (in thousands, except prices):

                                     SHARES                                            WEIGHTED
                                    AVAILABLE        OPTIONS           OPTION            AVERAGE
                                    FOR GRANT       OUTSTANDING         PRICE         EXERCISE PRICE
                                   -----------     -------------       -------        --------------
Balance at December 31, 1993               336            809       $ 0.20 -  0.22        $  0.21

Shares authorized                        1,200              -
Options granted                         (1,308)         1,308       $ 0.20 - 10.41        $  2.64
Options exercised                            -            (84)      $ 0.20 -  2.00        $  0.52
Options canceled                            23            (23)      $ 0.20 -  2.00        $  1.65
                                   -----------     -------------
Balance at December 31, 1994               251          2,010       $ 0.20 - 10.41        $  1.76

Shares authorized                          600              -
Options granted                           (626)           626       $ 8.50 - 28.38        $ 19.59
Options exercised                            -           (276)      $ 0.20 -  3.00        $  0.92
Options canceled                            39            (39)      $ 0.20 - 28.38        $  6.93
                                   -----------     -------------
Balance at December 31, 1995               264          2,321       $ 0.20 - 28.38        $  6.62

Shares authorized                        1,000              -
Options granted                         (1,240)         1,240       $ 8.50 - 16.50        $ 10.08
Options exercised                            -           (255)      $ 0.20 -  9.00        $  1.12
Options canceled                           762           (762)      $ 0.20 - 28.38        $ 17.35
                                   -----------     -------------
Balance at December 31, 1996               786          2,544       $ 0.20 - 23.25        $  5.62
                                   -----------     -------------
                                   -----------     -------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

In 1996, the Board of Directors approved a proposal under which all employees, other than executive officers, could elect to cancel certain options in exchange for grants of new options with exercise prices which were equal to the fair value of the Company's Common Stock on the date of the Board's approval and for which a new four year vesting period commenced as of the new date of grant. Options for the purchase of a total of 598,200 shares were canceled in exchange for newly issued options.

EMPLOYEE STOCK PURCHASE PLAN
In August 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 665,000 shares of Common Stock have been reserved for future issuance, including an increase of 200,000 shares in 1995 and 65,000 in 1996. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of Common Stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of Common Stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share of 85% of the market price of the Common Stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower. Approximately $227,000 and $228,000 was accrued for use to purchase shares under the Purchase Plan at December 31, 1996 and 1995, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION PLANS
In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its Incentive Stock Option and Employee Stock Purchase plans and accordingly, does not recognize compensation cost in the statement of operations because the exercise price of the employees stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

Year ended December 31,                              1996        1995
-----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Net income - as reported                    $  6,465   $  10,492
       Net income - pro forma                      $  2,838   $   9,120
       Earnings per share - as reported            $   0.42   $    0.71
       Earnings per share - pro forma              $   0.19   $    0.62


Compensation cost for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted average assumptions:


                                                      1996        1995

        Expected dividend yield                          -           -
        Expected stock price volatility               0.63        0.61
        Risk-free interest rate                       5.7%        6.7%
        Expected life of options (from
          vesting date)                             1 year      1 year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Compensation cost is recognized for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option pricing model with the following average assumptions:

                                                      1996        1995

        Expected dividend yield                          -           -
        Expected stock price volatility               0.63        0.61
        Risk-free interest rate                       5.7%        6.7%
        Expected life of options (from
          vesting date)                             2 year      2 year


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee's stock option and the employee stock purchase plan.

The following table summarizes information about stock options outstanding at December 31, 1996: (amounts in thousands except exercise price and contractual life)


                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       ------------------------------------------  ----------------------------------
                                        WEIGHTED-
                       NUMBER            AVERAGE          WEIGHTED-         NUMBER         WEIGHTED
  RANGE OF          OUTSTANDING         REMAINING          AVERAGE        EXERCISABLE      AVERAGE
EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE   EXERCISE PRICE     AT 12/31/96   EXERCISE PRICE
---------------     -----------     -----------------  ---------------    ------------  --------------
$ 0.20 - $ 0.22             515          4.3 years        $  0.21             471              $  0.21
$ 0.50 - $ 3.00             644          7.0              $  2.18             387              $  2.10
$ 6.00 - $ 9.25             449          7.9              $  7.56             103              $  7.33
$ 9.38 - $ 9.38             597          9.8              $  9.38               1              $  9.38
$ 9.50 - $23.25             339          9.0              $ 11.20              31              $ 13.11

                    -----------     -----------------  ---------------    ------------  --------------
$ 0.20 - $23.25           2,544          7.6              $  5.62             993              $  2.09
                    -----------     -----------------  ---------------    ------------  --------------
                    -----------     -----------------  ---------------    ------------  --------------

The weighted average grant date fair value of stock options and employee purchase plan rights granted in 1996 and 1995 was approximately $3.95 and $9.25, respectively.

4.  INCOME TAX PROVISION
(in thousands)

The components of income before provision for income taxes are as follows:

December 31,                                      1996        1995       1994
-------------------------------------------------------------------------------
Domestic income                                $  9,055   $  14,471   $  3,241
Foreign income                                      594          73          -
                                               --------   ---------   ---------
  Income before provision for income taxes     $  9,649   $  14,544   $  3,241
                                               --------   ---------   ---------
                                               --------   ---------   ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


The provision for income taxes consists of the following:

December 31,                          1996           1995         1994
-------------------------------------------------------------------------
Current:
  Federal                           $  4,640       $  4,981      $  150
  State                                  415          1,043          73
  Foreign                                313             41           -
                                    ---------      ---------     ------
Total Current                          5,368          6,065         223
                                    ---------      ---------     ------
Deferred:
  Federal                             (1,933)        (1,839)          -
  State                                 (251)          (174)          -
                                    ---------      ---------     ------
Total Deferred                        (2,184)        (2,013)          -
                                    ---------      ---------     ------
  Provision for income taxes        $  3,184       $  4,052       $ 223
                                    ---------      ---------     ------
                                    ---------      ---------     ------

The provision for income taxes reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (35%, 35% and 34% for 1996, 1995 and 1994, respectively), as follows:


December 31,                                          1996      1995         1994
--------------------------------------------------------------------------------------
Provision at statutory rate                        $  3,377   $  5,090    $  1,102
Research and development tax credits                   (190)         -           -
Realized deferred tax assets previously reserved          -     (1,436)     (1,339)
Federal alternative minimum tax                           -          -         150
State taxes, net of federal benefit                     106        801         310
Foreign earnings taxed at higher rates                  111          -           -
Benefit of foreign sales corporation                   (354)      (431)          -
Other                                                   134         28           -
                                                   ---------  ---------     -------
Total provision for income taxes                   $  3,184   $  4,052      $  223
                                                   ---------  ---------     -------
                                                   ---------  ---------     -------


Deferred tax assets are comprised of the following:

December 31,                                          1996      1995         1994
--------------------------------------------------------------------------------------
Reserves not currently deductible                  $  3,042   $  1,621    $  662
Deferred income                                       1,155        257       279
Research and development credit carryovers                -          -       425
Other                                                     -        135        70
                                                   ---------  ---------   ------
                                                      4,197      2,013     1,436
Deferred tax assets valuation allowance                   -          -    (1,436)
                                                   --------   ---------   ------
Total net deferred taxes                           $  4,197   $  2,013    $    -
                                                   ---------  ---------   ------
                                                   ---------  ---------   ------


The deferred tax assets valuation allowance at December 31, 1994 is attributed to federal and state deferred tax assets. During 1995 and 1994, the Company realized $1.4 and $1.3 million, respectively, of deferred tax assets previously reserved, reducing the valuation allowance by corresponding amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

5.  EMPLOYEE BENEFIT PLANS

RETIREMENT/SAVINGS PLAN
Effective April 1, 1994, the Company implemented a retirement/savings plan which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to the percentage of the participant's contributions. To date the Company has not made a matching contribution.

PROFIT SHARING PLAN
In February 1994, the Company implemented a profit sharing plan, wherein, as determined by the board of directors, a percentage of income from operations is accrued and distributed to all employees excluding management. The total charge to operations for the years ended December 31, 1996 and 1995 under the profit sharing plan was approximately $411,000 and $552,000, respectively.

6. CERTAIN TRANSACTIONS

The Company has a distribution agreement with Marubeni, a Japanese distributor. Marubeni owns approximately 4% of the Company's Common Stock at December 31, 1996. In addition, the Company formed a subsidiary in Japan in October 1995 in which Marubeni has a minority interest. Prior to January 1996, one member of the Company's board of directors was also a Vice President of Marubeni. In January 1996, this board member left Marubeni and the Company's board of directors and accepted a position with the Company's Japanese subsidiary. Transactions between the Company and Marubeni prior to January 1996 were considered related party transactions.

The following is a summary of the Company's transactions with the distributor (in thousands):



December 31,                                          1996        1995        1994
-------------------------------------------------------------------------------------
Net sales through the distributor for the period   $  22,804   $  16,994   $   8,435
Accounts receivable at period end                      2,255       1,402         954
Advances for purchases at period end                       -           -         528
Deferred income at period end                            591         591         661
Minority interest in joint venture                       204         189           -


In the event of termination of the distribution agreement, the Company would be obligated to repurchase up to a maximum of $1,000,000 of inventory related to the Company's sales to Marubeni. The Company records deferred income at the time of sale to cover this right of return. At December 31, 1996 and 1995, deferred income of $591,000 related to this agreement resulted from deferred revenue of $1,000,000 less the inventory value to the Company of $409,000.

The Company purchases certain inventory parts from a supplier company which is majority owned by the CEO of the Company. The Company believes the terms of these purchases are no less favorable than could be obtained from third party suppliers. The following is a summary of such transactions (in thousands):


December 31,                      1996       1995       1994
---------------------------------------------------------------
Net purchases for the period     $    991   $    997   $    521
Accounts payable at period end   $   -      $   -      $     49


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

7.  INDUSTRY AND GEOGRAPHIC INFORMATION

The Company currently operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. All transactions are denominated in U.S. dollars. The Company has one manufacturing facility located in the United States. The Company's geographic sales as a percent of net revenues are as follows:



December 31,                   1996  1995  1994
-------------------------------------------------
United States                   24%   33%   38%
Japan                           31%   31%   40%
Pacific Rim                     39%   30%   14%
Europe                           6%    6%    8%
                               ----  ----  ----
                               100%  100%  100%
                               ----  ----  ----
                               ----  ----  ----


8. FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK AND SALES TO SIGNIFICANT CUSTOMERS

CURRENCY SWAP CONTRACTS
Currency swap contracts are entered into primarily to hedge against the short-term impact of fluctuations in the Yen denominated monetary assets of the subsidiary in Japan. At December 31, 1996, the Company had a contract to sell 32.2 million Yen ($0.3 million) which matures in 1997. Because the impact of movements in currency exchange rates on currency swap contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses to date have not been material.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and financial instruments used in hedging activities.

The Company invests in a variety of financial instruments such as certificates of deposit, corporate bonds and treasury bills. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

The cost and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):



                                           UNREALIZED  UNREALIZED
                                  COST       GAINS       LOSSES    FAIR VALUE
-----------------------------------------------------------------------------
1996
Cash and cash equivalents       $  21,557   $     -     $    (10)   $  21,547
Short-term investments          $  16,633   $     2     $    (15)   $  16,620

1995
Cash and cash equivalents       $  14,335   $     -     $    (25)   $  14,310
Short-term investments          $  27,836   $    26     $     (1)   $  27,861


The fair values of the Company's cash and cash equivalents and short-term investments are based on quoted market prices at December 31, 1996. All short-term investments mature within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The Company's trade accounts receivable are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers (semiconductor manufacturers and its Japanese distributor) and to date has not experienced any material losses. As of December 31, 1996 and 1995, the Company had an allowance for doubtful accounts of $100,000. At December 31, 1996, receivables from three customers represented 17%, 14% and 12% of receivables, respectively. At December 31, 1995 receivables from six customers represented 21%, 13%, 12%, 11%, 10% and 10% of receivables, respectively.

The Company is exposed to credit loss in the event of non-performance by counterparties on the currency swap contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. The following table summarizes the percentage of net sales to significant customers:


December 31,                      1996  1995  1994
--------------------------------------------------
A                                   7%   16%   32%
B                                  -     15%   12%
C                                  -      1%   15%


9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases which expire at various dates through 2000 with minimum annual rental commitments as follows (in thousands):

      1997                                 $ 1,421
      1998                                     902
      1999                                     204
      2000                                      34
                                           -------
                                           $ 2,561
                                           -------
                                           -------


Rent expense was $1,421,000,  $390,000 and $247,000 for 1996, 1995 and 1994,
respectively.

In September 1996, the Company entered into a four year lease agreement with a major customer for the customer's lease of certain products. The total sales value of the products to be covered under the lease is approximately $3,900,000. The customer has the right to exercise an option to prepay the lease and purchase the equipment through May 1997. The Company has deferred income recognition on the lease. At December 31, 1996, the current portion of the receivable under the lease was included in accounts receivable. The long term portion of the receivable was included in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The future minimum payments due under terms of the agreement as of December 31, 1996 are as follows:


      1997                                                  $ 1,150
      1998                                                    1,150
      1999                                                    1,150
      2000                                                    1,150
                                                            --------

        Net minimum lease payments                            4,600
        Less amounts representing interest                     (732)
                                                             -------
        Present value of net minimum lease payments under
         capital lease                                      $ 3,868
                                                             -------
                                                             -------

The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes they will not have a material adverse effect on the financial position or results of the operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
To the Board of Directors and Shareholders of Mattson Technology, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



San Jose, California
January 20, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.
                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is set forth in the 1997 Proxy Statement under the captions "Officers and Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this Item is included in the 1997 Proxy Statement under the caption "Executive Compensation' and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1997 Proxy Statement under the caption "Security Ownership of Management and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is included in the 1997 Proxy Statement under the caption "Certain Relationships and Transactions" an is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)(2)  FINANCIAL STATEMENTS

              The financial statements and schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 23.

        (a)(3)  EXHIBITS

              The documents listed on the Exhibit Index appearing at page 43 of this Report are filed herewith. The 1997 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

              Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

        (b)     REPORTS ON FORM 8-K

              None

                                       SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MATTSON TECHNOLOGY, INC. (Registrant)


                     By:    /s/                              March 28, 1997
                            -----------------
                            Brad Mattson
                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/                          Chief Executive                      March 28, 1997
------------------                   Officer and Director
Brad Mattson                         (Principal Executive Officer)


/s/                          Vice President - Finance             March 28, 1997
------------------                   and Chief Financial Officer
Richard Mora                         (Principal Financial and
                                     Accounting Officer)


/s/                          Director                             March 28, 1997
------------------
Stephen Ciesinski


/s/                          Director                             March 28, 1997
-----------------
John Savage


/s/                          Director                             March 28, 1997
-----------------
Shigeru Nakayama


/s/                          Director                             March 28, 1997
-----------------
Kenneth Smith

                                     EXHIBIT INDEX


     The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                                      Management Contract   Prior Filing or
Exhibit                                               or Compensatory Plan  Sequential Page
Number         Description                            or Arrangement        Number Herein
-------        -----------                            --------------------  ---------------
  3.1      Restated Articles of Incorporation of the Company                         (1)
  3.2      Bylaws of the Registrant                                                  (1)
  4.1      Form of Stock Certificate                                                 (1)
 10.1      Marubeni Japanese Distribution Agreement, as amended                      (3)
 10.2      1989 Stock Option plan, as amended                       C                (1)
 10.3      1994 Employee Stock Purchase Plan                        C                (1)
 10.4      Form of Indemnification Agreement                        C                (1)
 22.1      Subsidiaries of Registrant
 23.1      Consent of Independent Accountants
 27        Financial Data Schedule


  (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.

  (2) Incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form S-1 filed June 15, 1995
           (33-92800), as amended.

  (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1995.