Form 10-K/A
period 1996-12-31
MATTSON TECHNOLOGY INC
filed 1997-04-30
CIK 928421

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                           ----------------------------------

                                       FORM 10-K/A

(Mark One)
[ X ] Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.


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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Number of shares outstanding of registrant's Common Stock as of February 28, 1997: 14,226,536.


As of February 28, 1997, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the closing for registrant's Common Stock as reported in the Wall Street Journal, was $110,216,264.

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

FORWARD LOOKING STATEMENTS

     In this Annual Report on Form 10-K/A and from time to time, the Company may make forward looking statements regarding, among other matters, the Company's future strategy, product development plans, productivity gains of its products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including the following:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements


         Consolidated Financial Statements:                  Page

           Consolidated Balance Sheet as of                    23
            December 31, 1996 and 1995

           Consolidated Statement of Income                    24
            for the years ended December 31,
            1996, 1995 and 1994

           Consolidated Statement of                           25
            Shareholders' Equity  for the
            three years ended December 31, 1996

           Consolidated Statement of Cash Flows                26
            for the years ended December 31,
            1996, 1995 and 1994

           Notes to Consolidated Financial Statements          27

           Report of Independent                               38
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


PRICE WATERHOUSE LLP
San Jose, California
January 20, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following is a list of individuals who as of December 31, 1996 served as directors of the Company and who the Company anticipates will serve as nominees of the Company at the 1997 Annual Meeting of Shareholders.

      Brad Mattson, age 42, founded the Company in November 1988 and has served as the Chief Executive Officer and a Director since the Company's inception and until January 1997 had served as President. Mr. Mattson was the founder of Novellus Systems, Inc. ("Novellus"), a semiconductor equipment company, and formerly served as its President, Chief Executive Officer and Chairman. He has held previous executive positions at Applied Materials, Inc. ("Applied Materials") a semiconductor equipment company, and LFE Corporation, a semiconductor equipment company.

      John C. Savage, age 49, joined the Company's Board of Directors in October 1992. Since 1990, Mr. Savage has been Managing Partner at Glenwood Capital Partners, a venture buyout partnership, and since 1995 has been a general partner in Redwood Partners, a successor venture buyout firm. From 1981 to 1990, he was a general partner of Weiss, Peck & Greer Venture Partners, L.P., a venture capital partnership, and of several other partnerships affiliated with Weiss, Peck & Greer. He is a director of FileNet Corporation, a document imaging processing company, of ELXSI Corporation, a diversified conglomerate, and OrCAD Inc., an electronic design automation software company. Mr. Savage is a member of the Audit and Compensation Committees of the Board of Directors.

     Kenneth G. Smith, age 48, joined the Company's Board of Directors in August 1994. Since 1996, Mr. Smith has been President and Chief Operating Officer of Wafer Tech, a semiconductor manufacturer. From 1987 to 1996, Mr. Smith has held various positions at Micron Semiconductor, Inc. ("Micron"), a semiconductor manufacturer. From 1992 to 1996, he was Vice President of Operations and from 1989 to 1992 he was a Fab Manager.
Mr. Smith is a member of the Audit Committee of the Board of Directors.

      Stephen J. Ciesinski, age 48, joined the Company's Board of
Directors in March 1989. Mr. Ciesinski has been a Director and the President and Chief Executive Officer of Resumix, Inc., a software company, since 1993. From 1983 to 1993 he held various positions at Octel Communications Corporation, a software and communications company, the most recent of which was Executive Vice President, Operations.
Mr. Ciesinski is a member of the Audit and Compensation Committees of the Board of Directors.

     Shigeru Nakayama, age 61, joined the Company's Board of Directors in March 1996. Mr. Nakayama is currently a business consultant to Semiconductor Equipments and Materials International ("SEMI"), an international association of semiconductor equipment manufacturers and materials suppliers. Mr. Nakayama was the President of SEMI Japan, a corporation under SEMI, from 1984 to 1994. From 1970 to 1984, he held various positions at Tokyo Electron Limited, a semiconductor equipment company in Japan.

EXECUTIVE OFFICERS

      The following is a list of individuals who as of December 31, 1996 served as executive officers of the Company.

      Ralph S. Martin, age 41, joined the Company in January 1989 as Vice President, Engineering and Secretary. In October 1992, Mr. Martin became Executive Vice President, Corporate Development, in February 1995,
Mr. Martin became Executive Vice President and Chief Operating Officer and in January 1997, Mr. Martin became President. Previously, he held various technical positions at Novellus, GCA Corporation, a semiconductor equipment company, the Massachusetts Institute of Technology and LFE Corporation.

      Richard S. Mora, age 50, joined the Company as Vice President of Finance, Chief Financial Officer and Secretary in August 1994. From September 1988 until joining the Company, Mr. Mora served as Vice President of Finance of Actel Corporation, a semiconductor manufacturer. Previously, he served as Vice President of Finance of HHB Systems, a manufacturer of computer-aided engineering software and as Controller and Vice President of Finance of Cygnet Technologies, a telecommunications company.

      Yasuhiko Morita, age 55, was appointed President of the Company's majority-owned subsidiary in Japan, Mattson Technology Center, K.K., in February 1996. Mr. Morita served on the Company's Board of Directors from July 1994 through February 1996. Mr. Morita had been with Marubeni Hytech Corporation ("Marubeni") since 1967 serving as its Executive Vice President and a Director of Marubeni from 1988 through 1995.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

       The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the next three highest compensated executive officers of the Company whose total salary and bonus for the fiscal year ended December 31, 1996, 1995 and 1994 exceeded $100,000 during such fiscal year.

                       SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                       ANNUAL COMPENSATION          COMPENSATION
                                       -------------------          ------------
NAME AND PRINCIPAL FUNCTION     YEAR   SALARY($)   BONUS($)      OPTIONS GRANTED (#)
---------------------------     ----   ---------   --------      -------------------
Brad Mattson                    1996    317,308          0             100,000
 President and Chief            1995    203,221          0                   0
 Executive Officer              1994    146,464          0             124,000

Ralph S. Martin                 1996    187,922          0             125,000
 President and Chief            1995    153,512          0                   0
 Operating Officer              1994    117,428          0             142,000

Richard S. Mora                 1996    142,595          0                   0
 Vice President Finance,        1995    126,544          0                   0
 Chief Financial Officer        1994     50,077     36,000             120,000
 & Secretary

Yasuhiko Morita(1)              1996    179,931     14,000              25,000
 President, Mattson             1995          0          0                   0
 Technology Center, K.K.        1994          0          0              25,000

_________________

(1) Mr. Morita was appointed President of Mattson Technology Center, K.K. in February 1996. The amounts shown as being paid to Mr. Morita in Fiscal 1995 and 1994 represent payment to him while he acted as a director of the Company for services in that capacity.

STOCK OPTIONS GRANTED DURING FISCAL 1996

      The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1996, to the persons named in the Summary Compensation Table.

                 STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                                                            POTENTIAL REALIZABLE
                                                                           VALUE AT ASSUMED ANNUAL
                                                                             RATES OF STOCK PRICE
                                                                               APPRECIATION FOR
                             INDIVIDUAL GRANTS IN FISCAL 1996                   OPTION TERM (3)
                  ------------------------------------------------------   ------------------------
                  NUMBER OF     % OF TOTAL     EXERCISE OR    EXPIRATION     5% ($)       10% ($)
                  SECURITIES      OPTIONS       BASE PRICE       DATE
                  UNDERLYING     GRANTED TO        (2)
                    OPTIONS     EMPLOYEES IN     ($/SH)
NAME              GRANTED (1)    FISCAL YEAR
---------------   -----------   ------------   -----------    ----------     --------    ----------
Brad Mattson         100,000         8.1%         $10.50       02/28/06      $660,000    $1,673,000

Ralph S. Martin       25,000         2.0%         $10.50       02/28/06      $165,000    $  418,250
                     100,000         8.1%         $ 8.75       11/21/06      $375,000    $1,220,000

Richard S. Mora            -            -              -              -             -             -

Yasuhiko Morita       25,000         2.0%         $10.50       02/28/06      $165,000    $  418,250

________________

(1) Options granted in fiscal 1996 under the Company's 1989 Stock Option Plan (the "Option Plan") generally vest one-quarter of the number of shares granted one year after commencement of employment or grant and continue to vest thereafter monthly over a period of three years, conditioned upon continued employment with the Company. Under the Option Plan, the Board retains discretion to modify the terms, including the price of outstanding options.

(2)  All options were granted at fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the Securities and Exchange Commission's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of stock purchased at $10.50 in fiscal 1996 would yield profits of approximately $6.60 per share at 5% appreciation over ten years, or approximately $16.73 per share at 10% appreciation over the same period. One share purchased at $8.75 per share in fiscal 1996 would yield profits of approximately $3.75 per share at 5% appreciation over ten years, or approximately $12.20 per share at 10% appreciation over the same period.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information concerning option exercises during the fiscal year ended December 31, 1996 by the persons named in the Summary Compensation Table and 1996 year-end option values.

                      AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FY-END (#)                     AT FY-END ($)(1)
                                               -------------------------------------     ----------------------------------
                    SHARES
                 ACQUIRED ON      VALUE
   NAME          EXERCISE (#)   REALIZED ($)   EXERCISABLE (1)(2)   UNEXERCISABLE (3)    EXERCISABLE (2)   UNEXERCISABLE (4)
   ----          ------------   ------------   ------------------   -----------------    ---------------   -----------------
Brad Mattson        100,000       753,000            257,333             146,667            2,194,451           208,669

Ralph S. Martin       9,750        86,238            126,061             181,189            1,101,743           445,732

Richard S. Mora           0             0             40,083              54,917              240,290           317,211

Yasuhiko Morita       6,250        81,250              4,166              33,334               31,245            62,505


_______________

(1) Options granted in fiscal 1996 under the Company's Option Plan generally vest one-quarter of the number of shares granted one year after commencement of employment or grant and continue to vest thereafter monthly over a period of three years, conditioned upon continued employment with the Company. Under the Option Plan, the Board retains discretion to modify the terms including the price of outstanding options.

(2) Represents shares which are immediately exercisable and/or vested. Based on the closing price of $9.50, as reported on the Nasdaq National Market, on December 31, 1996, less the exercise price.

(3)  Represents shares which are unvested and not immediately exercisable.

(4) Based on the closing price of $9.50, as reported on the Nasdaq National Market, on December 31, 1996, less the exercise price.

COMPENSATION OF DIRECTORS

       The Company reimburses each of its outside directors for out-of-pocket expenses associated with attending meetings of the Board of Directors of the Company, but otherwise does not provide any cash compensation to outside directors for their services as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 by
(i) each director, director-nominee, and executive officer of the Company named in the Summary Compensation Table; (ii) all current executive officers and directors of the Company as a group; and (iii) all persons known by the Company to own beneficially 5% or more of the outstanding shares or voting power of the Company's voting securities. The table is based upon information supplied by directors, officers and principal shareholders. Unless otherwise indicated, each of the listed persons has sole voting and sole investment power with respect to the Shares beneficially owned, subject to community property laws where applicable.

                                         SHARES
   BENEFICIAL OWNER (1)          BENEFICIALLY OWNED     PERCENTAGE
   --------------------          ------------------     ----------

   Brad Mattson                      3,355,271 (2)         22.7%

   Stephen J. Ciesinski                 64,078 (3)          *

   John C. Savage                       18,750 (4)          *

   Shigeru Nakayama                          0              *

   Kenneth G. Smith                     15,625 (5)          *

   Ralph S. Martin                     259,996 (6)          1.8

   Richard S. Mora                      54,501 (7)          *

   Yasuhiko Morita                      14,374 (8)          *

   All directors and executive       3,782,595 (9)         25.6%
   officers as a group (8 persons)

___________

 *   Less than 1%

(1) Except as set forth herein the address of the directors and executive officers set forth in the table is 3550 West Warren Ave., Fremont, California 94538.

(2) Includes 288,583 shares subject to options exercisable within 60 days of February 28, 1997.

(3) Includes 32,437 shares subject to options exercisable within 60 days of February 28, 1997.

(4) Includes 18,750 shares subject to options exercisable within 60 days of February 28, 1997.

(5) Includes 15,625 shares subject to options exercisable within 60 days of February 28, 1997.

(6) Includes 143,248 shares subject to options exercisable within 60 days of February 28, 1997.

(7) Includes 48,416 shares subject to options exercisable within 60 days of February 28, 1997.

(8) Includes 13,020 shares subject to options exercisable within 60 days of February 28, 1997.

(9) Includes 560,079 shares subject to options exercisable within 60 days of February 28, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During Fiscal 1996, the Company purchased RF generators from R.F. Services, Inc. in the amount of $991,000. Brad Mattson owns a majority of the outstanding shares of R.F. Services, Inc. and serves as a director of that corporation. Each purchase was determined based on arm's length negotiations and the Company believes the terms of these purchases were no less favorable than could have been obtained from third party suppliers.

      In November 1990, the Company appointed Marubeni as its exclusive distributor of the Aspen Strip system to customers located in Japan for installation and use in Japan. Marubeni has a right of first refusal with respect to the distribution of other systems offered by the Company in Japan. The initial term of the Japanese distribution agreement was three years, which automatically renews for successive periods of one year unless terminated by either party. Upon termination of the Japanese distribution agreement, the Company is obligated to repurchase the inventory from Marubeni, up to a maximum purchase price of $1,000,000. Mr. Morita, a former director of the Company, was a Vice President of Marubeni prior to January 1996. In January 1996, Mr. Morita left Marubeni and in February 1996 the Company's board of directors to accept a position with the Company's recently-formed Japanese subsidiary, Mattson Technology Center, K.K. ("Mattson K.K."). As of December 31, 1996, Marubeni owned approximately 4% of the Company's outstanding Common Stock and a minority interest in Mattson K.K. Sales of the Company's systems through Marubeni during Fiscal 1996 were approximately $22.8 million or approximately 31% of the Company's total net sales.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)(2)  FINANCIAL STATEMENTS

              The financial statements and schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 22.

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

        (b)     REPORTS ON FORM 8-K

              None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MATTSON TECHNOLOGY, INC. (Registrant)


                     By:    / s/ Brad Mattson                April 28, 1997
                            -----------------------------
                            Brad Mattson
                            Chief Executive Officer

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