Form 10-Q
period 1997-03-30
MATTSON TECHNOLOGY INC
filed 1997-05-15
CIK 928421

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               -------------------------

                                      FORM 10-Q

(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                          OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970


                               MATTSON TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   77-0208119
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                   94538
(Address of principal executive offices)            (Zip Code)

                                    (510)  657-5900
                 (Registrant's telephone number, including area code)

                               -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes     X      No
                              -------       --------

Number of shares of common stock outstanding as of  May 13, 1997 :  14,034,555

                           PART I -- FINANCIAL INFORMATION


1.   FINANCIAL STATEMENTS

                               MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                     (unaudited)

                                        ASSETS

                                                              MARCH 30,       DEC. 31,
                                                                 1997           1996
                                                                 ----           ----
Current assets:
    Cash and cash equivalents                                $   13,146     $   21,547
    Short-term investments                                       20,656         16,620
    Accounts receivable, net                                     15,328         15,954
    Inventories                                                  15,209         12,954
    Deferred taxes                                                4,197          4,197
    Prepaid expenses and other current assets                       749            882
                                                             ----------     ----------
      Total current assets                                       69,285         72,154
Property and equipment, net                                       8,902          9,373
Other assets                                                         43          2,962
                                                             ----------     ----------
                                                             $   78,230     $   84,489
                                                             ----------     ----------
                                                             ----------     ----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $    1,945     $    1,240
    Accrued liabilities                                           9,729         14,134
                                                             ----------     ----------
      Total current liabilities                                  11,674         15,374
                                                             ----------     ----------

Shareholders' equity:
    Common stock                                                 56,206         57,580
    Retained earnings                                            10,477         11,625
    Other                                                          (127)           (90)
                                                             ----------     ----------
      Total shareholders' equity                                 66,556         69,115
                                                             ----------     ----------
                                                             $   78,230     $   84,489
                                                             ----------     ----------
                                                             ----------     ----------


    See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)


                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                               MARCH 30,      MARCH 31,
                                                                 1997           1996
                                                                 ----           ----
Net sales                                                     $  13,023      $  22,002
Cost of sales                                                     6,458          9,181
                                                              ---------      ---------
  Gross profit                                                    6,565         12,821
                                                              ---------      ---------
Operating expenses:
  Research, development and engineering                           2,944          2,648
  Selling, general and administrative                             4,908          5,266
                                                              ---------      ---------
    Total operating expenses                                      7,852          7,914
                                                              ---------      ---------
Income (loss) from operations                                    (1,287)         4,907
Interest and other income (expense), net                            437            610
                                                              ---------      ---------
Income (loss) before income taxes                                  (850)         5,517
Provision for (benefit from) income taxes                          (282)         1,979
                                                              ---------      ---------
Net income (loss)                                             $    (568)     $   3,538
                                                              ---------      ---------
                                                              ---------      ---------

Net income (loss) per share                                   $    (.04)     $    0.23
                                                              ---------      ---------
                                                              ---------      ---------
Shares used in computing net income (loss)
per share                                                        14,180         15,276
                                                              ---------      ---------
                                                              ---------      ---------

    See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                               MARCH 30,      MARCH 31,
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:
    Net income (loss)                                         $   (568)      $  3,538
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                698            296
      Changes in assets and liabilities:
         Accounts receivable                                      (280)        (5,138)
         Inventories                                            (2,255)        (2,643)
         Prepaid expenses and other assets                          90           (756)
         Accounts payable                                          705            607
         Accrued liabilities                                      (537)         3,241
                                                              --------       --------
      Net cash used in operating activities                     (2,147)          (855)
                                                              --------       --------
Cash flows from investing activities:
    Acquisition of property and equipment                         (227)        (1,577)
    Purchases of short-term investments                         (7,956)        (5,961)
    Sales and maturities of short-term investments               3,912         19,791
                                                              --------       --------
      Net cash provided by (used in) investing activities       (4,271)        12,253
                                                              --------       --------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net                 19             53
    Purchase of Common Stock                                    (1,973)             -
                                                              --------       --------
      Net cash provided by (used in) financing activities       (1,954)            53
                                                              --------       --------
Effect of exchange rate changes on cash and cash equivalents       (29)           (10)
                                                              --------       --------
Net increase (decrease) in cash and cash equivalents            (8,401)        11,441
Cash and cash equivalents, beginning of period                  21,547         14,310
                                                              --------       --------
Cash and cash equivalents, end of period                      $ 13,146       $ 25,751
                                                              --------       --------
                                                              --------       --------

Supplemental disclosure of non-cash operating activities:
Inventory totaling $1 million was capitalized and transferred to property and equipment during the first three months of 1996.


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

The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report for the year ended December 31, 1996.

The results of operations for the three month period ended March 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                   MARCH 30,      DEC. 31,
                                                     1997           1996
                                                     ----           ----
Inventories:
    Purchased parts and raw materials              $  6,790      $  6,763
    Work-in-process                                   5,974         4,634
    Finished goods                                    1,201           734
    Evaluation systems                                1,244           823
                                                   --------      --------
                                                   $ 15,209      $ 12,954
                                                   --------      --------

Accrued liabilities:
    Warranty reserve                               $  3,549      $  3,378
    Accrued compensation and benefits                 1,354         1,252
    Income taxes                                      1,304         2,082
    Commissions                                         380         1,082
    Deferred income                                   1,685         4,966
    Other                                             1,457         1,374
                                                   --------      --------
                                                   $  9,729      $ 14,134
                                                   --------      --------
                                                   --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company's product line is based on the Company's modular "Aspen" platform which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP and LiteEtch products.

The Company has derived substantially all of its sales from Aspen Strip and CVD systems. The Company has sold two LiteEtch systems and one RTP system. The Company's LiteEtch and RTP products are each in an early marketing phase. In addition, the Company derives sales from spare parts and maintenance services.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:


                                             THREE MONTHS ENDED
                                             ------------------
                                          MARCH 30,      MARCH 31,
                                            1997           1996
                                            ----           ----
Net sales                                   100%           100%
Cost of sales                                50%            42%
                                            ----           ----
    Gross margin                             50%            58%
                                            ----           ----
Operating expenses:
    Research, development and engineering    23%            12%
    Selling, general and administrative      38%            24%
      Total operating expenses               60%            36%
Income (loss) from operations               (10%)           22%
Income (loss) before income taxes            (7%)           25%
Net income (loss)                            (4%)           16%

NET SALES

Net sales for the first quarter of 1997 decreased 41% to $13.0 million from $22.0 million for the first quarter of 1996. Net sales decreased as a result of overall industry conditions and reflected a 32% decrease in unit shipments and an 11% decrease in average selling prices (ASP's). Sales in the first quarter consist principally of single and dual chamber Aspen Strip systems. Lower ASP's resulted primarily from a quarter-to-quarter proportionate decrease in sales of the Company's dual chamber Aspen Strip compared to sales of single chamber Aspen Strip systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 50% and 87% of net sales for the first quarter of 1997 and 1996, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1997 total net sales due primarily to orders from customers in Japan and the Pacific Rim.

GROSS MARGIN

The Company's gross margin for the first quarter of 1997 decreased to 50% from 58% for the first quarter of 1996. The quarter-to-quarter decrease was principally due to the allocation of relatively fixed overhead costs over lower sales volume and higher warranty reserves associated with the Company's newer products.

The Company's gross margin will continue to be affected by a variety of factors. In particular, until and unless the Company's sales volume increases, lower economies of scale will adversely affect gross margin. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the Company's Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the first quarter of 1997 were $2.9 million, or 23% of net sales, as compared to $2.6 million, or 12%, for the first quarter of 1996. The increase in expenses was primarily due to depreciation expense which increased to $0.3 million from $0.1 million for the first quarter of 1996. The increase in depreciation expense was due to additions of capital equipment for ongoing product development. The increase in expense as a percentage of net sales was due to lower sales volume in the first quarter of 1997. The Company believes that continued investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter of 1997 were $4.9 million, or 38% of net sales, as compared to $5.3 million, or 24%, for the first quarter of 1996. The decrease in expenses was primarily due to commission expense which decreased to $0.4 million from $1.5 million in the first quarter of 1996, which was partially offset by salaries and payroll taxes which increased to $2.7 million from $1.9 million, principally as a result of additional personnel. The increase in expense as a percentage of net sales was due to lower sales volume in the first quarter of 1997.

PROVISION FOR INCOME TAXES

The Company's expected annual tax rate was 33% and 36% in the first quarter of 1997 and 1996, respectively. In the third quarter of 1996, the Company revised its expected annual tax rate from 36% to 33% which was principally a result of Congress's reinstatement of the Research and Development credit, effective July 1, 1996. In addition, the expected annual tax rate of 33% in 1997 and 1996 also reflects benefit derived from the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first three months of 1997 was $2.1 million, compared to $0.9 million of net cash used in operations during the first three months of 1996. Net cash used by operations during the first three months of 1997 was primarily attributable to the net loss of $0.6 million and an increase in inventories of $2.3 million.

Net cash used in investing activities during the first three months of 1997 was $4.3 million, compared to $12.3 million net cash provided by investing activities during the first three months of 1996. Investing activities during the first three months of 1997 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

Net cash used in financing activities during the first three months of 1997 was $2.0 million, compared to $0.1 million net cash provided by financing activities in the first three months of 1996. Cash used in financing activities during the first three months of 1997 was primarily due to the Company's repurchase of 200,000 shares of Common Stock in the first quarter of 1997. The Board of Directors has authorized the Company to repurchase up to 500,000 shares of the Company's common stock of which 400,000 shares have been repurchased to date.

In September 1996, the Company entered into a four year lease agreement with a major customer for the customer's lease of certain products. The total sales value of products covered under the lease was approximately $3.9 million. The Company deferred income recognition on the lease. In the first quarter of 1997, the customer exercised its right to prepay the lease and purchase the equipment. The $3.9 million was recognized as a sale and the corresponding receivable was recorded in the first quarter of 1997. Subsequent to the first quarter of 1997, the Company collected the $3.9 million receivable from the customer.


The Company believes that existing cash and short-term investment balances will be sufficient to meet the Company's cash requirements during the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company

                             PART II -- OTHER INFORMATION

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


                                           MATTSON TECHNOLOGY, INC.



Date:  May 14, 1997                          /s/ Richard S. Mora
                                      -----------------------------------
                                                 Richard S. Mora
                                            Vice President of Finance
                                           and Chief Financial Officer
                                        (as principal financial officer)
                                           and on behalf of Registrant)