Form 10-Q
period 1997-06-29
MATTSON TECHNOLOGY INC
filed 1997-08-13
CIK 928421

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ----------------

                                      FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                          OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                   ----------------

                               MATTSON TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)

CALIFORNIA                                               77-0208119
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                        94538
(Address of principal executive offices)                 (Zip Code)

                                    (510)  657-5900
                 (Registrant's telephone number, including area code)

                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                             -----      ------

 Number of shares of common stock outstanding as of July 31, 1997: 14,103,908

                         PART I -- FINANCIAL INFORMATION


1.   FINANCIAL STATEMENTS

                               MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                     (unaudited)

                                        ASSETS

                                                   JUNE 29,       DEC. 31,
                                                     1997           1996
                                                   --------       --------
Current assets:
    Cash and cash equivalents                     $  16,224      $  21,547
    Short-term investments                           12,086         16,620
    Accounts receivable, net                         17,483         15,954
    Inventories                                      17,415         12,954
    Deferred taxes                                    4,197          4,197
    Prepaid expenses and other current assets         1,125            882
                                                  ---------      ---------
      Total current assets                           68,530         72,154
Property and equipment, net                           9,344          9,373
Other assets                                              -          2,962
                                                  ---------      ---------
                                                  $  77,874      $  84,489
                                                  ---------      ---------
                                                  ---------      ---------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $   2,078      $   1,240
    Accrued liabilities                               9,458         14,134
                                                  ---------      ---------
      Total current liabilities                      11,536         15,374
                                                  ---------      ---------

Shareholders' equity:
    Common stock                                     56,286         57,580
    Retained earnings                                10,173         11,625
    Other                                             (121)            (90)
                                                  ---------      ---------
      Total shareholders' equity                     66,338         69,115
                                                  ---------      ---------
                                                  $  77,874      $  84,489
                                                  ---------      ---------
                                                  ---------      ---------


   See accompanying notes to condensed consolidated financial statements.

                          MATTSON TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                            -----------------------     ------------------------
                                              JUNE 29,     JUNE 30,      JUNE 29,       JUNE 30,
                                                1997         1996          1997           1996
                                                ----         ----          ----           ----
Net sales                                   $   16,571    $  23,244     $  29,594      $   45,246
Cost of sales                                    8,265        9,949        14,723          19,130
                                            ----------    ---------      --------      ----------
  Gross profit                                   8,306       13,295        14,871          26,116
                                            ----------    ---------      --------      ----------
Operating expenses:
  Research, development and engineering          3,233        2,943         6,177           5,591
  Selling, general and administrative            5,401        5,444        10,309          10,710
                                            ----------    ---------      --------      ----------
    Total operating expenses                     8,634        8,387        16,486          16,301
                                            ----------    ---------      --------      ----------
Income (loss) from operations                     (328)       4,908        (1,615)          9,815
Interest and other income (expense), net           410          489           847           1,099
                                            ----------    ---------      --------      ----------
Income (loss) before income taxes                   82        5,397          (768)         10,914
Provision for (benefit from) income taxes           27        1,942          (255)          3,921
                                            ----------    ---------      --------      ----------
Net income (loss)                           $       55    $   3,455      $   (513)     $    6,993
                                            ----------    ---------      --------      ----------
                                            ----------    ---------      --------      ----------

Net income (loss) per share                 $     0.00    $    0.23      $  (0.04)     $     0.46
                                            ----------    ---------      --------      ----------
                                            ----------    ---------      --------      ----------

Shares used in computing net income (loss)
 per share                                      15,004       15,335        14,100          15,292
                                            ----------    ---------      --------      ----------
                                            ----------    ---------      --------      ----------


        See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                                SIX MONTHS ENDED
                                                             -----------------------
                                                             JUNE 29,       JUNE 30,
                                                               1997           1996
                                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                                       $    (513)      $   6,993
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                             1,383             648
      Changes in assets and liabilities:
         Accounts receivable                                   (2,435)         (2,888)
         Inventories                                           (4,461)         (6,529)
         Prepaid expenses and other assets                       (243)           (527)
         Accounts payable                                         838          (1,285)
         Accrued liabilities                                     (809)            458
                                                            ---------       ---------
      Net cash used in operating activities                    (6,240)         (3,130)
                                                            ---------       ---------
Cash flows from investing activities:
    Acquisition of property and equipment                      (1,354)         (2,760)
    Purchases of short-term investments                       (11,846)        (25,692)
    Sales and maturities of short-term investments             16,392          29,474
                                                            ---------       ---------
      Net cash provided by investing activities                 3,192           1,022
                                                            ---------       ---------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net               898             984
    Purchase of Common Stock                                   (3,131)              -
                                                            ---------       ---------
      Net cash provided by (used in) financing activities      (2,233)            984
                                                            ---------       ---------
Effect of exchange rate changes on cash
 and cash equivalents                                             (42)            (22)
                                                            ---------       ---------
Net decrease in cash and cash equivalents                      (5,323)         (1,146)
Cash and cash equivalents, beginning of period                 21,547          14,310
                                                            ---------       ---------
Cash and cash equivalents, end of period                    $  16,224       $  13,164
                                                            ---------       ---------
                                                            ---------       ---------

Supplemental disclosure of non-cash operating activities:

Inventory totaling $1,584 was capitalized and transferred to property and equipment during the first six months of 1996.


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

The results of operations for the three month and six month periods ended June 29, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                             JUNE 29,       DEC. 31,
                                               1997           1996
                                               ----           ----
Inventories:
    Purchased parts and raw materials       $  8,043       $  6,763
    Work-in-process                            6,489          4,634
    Finished goods                             1,775            734
    Evaluation systems                         1,108            823
                                            --------       --------
                                            $ 17,415       $ 12,954
                                            --------       --------
                                            --------       --------
Accrued liabilities:
    Warranty reserve                        $  3,721       $  3,378
    Accrued compensation and benefits          1,141          1,252
    Income taxes                               1,642          2,082
    Commissions                                  458          1,082
    Deferred income                              909          4,966
    Other                                      1,587          1,374
                                            --------       --------
                                            $  9,458       $ 14,134
                                            --------       --------
                                            --------       --------

NOTE 3  CERTAIN STOCK TRANSACTIONS

In 1996, the Board of Directors authorized the Company to purchase up to 500,000 shares of the Company's common stock of which 400,000 shares have been purchased to date. The Company purchased 335,000 of the 400,000 shares of Common Stock in the first six months of 1997, for approximately $3.1 million. The purchase price has been allocated between Common Stock and Retained Earnings in the amount of approximately $2.2 million and $0.9 million, respectively.

NOTE 4  NEW ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which establishes new standards for computing and disclosing earnings per share. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new standard.

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

The Company has derived a substantial majority of its sales from Aspen Strip systems. In addition, the Company derives sales from spare parts and maintenance services.

Until the quarter ended September 29, 1996, the Company experienced rapid growth. As a result of the general slowdown in the semiconductor market, the Company has experienced losses from operations in each of the three prior quarters and did not return to marginal profitability until the quarter ended June 29, 1997. There can be no assurance that the Company will be able to regain sales growth, sustain or increase profitability in the future. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. In order to support long term growth in its business the Company has not decreased its expense levels compared with the decrease in the rate of sales growth. As a result, the Company is dependent upon increases in sales in order to sustain profitability. If the Company's sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

As a result of the well publicized slowdown in the semiconductor market, particularly for DRAMs, many semiconductor manufacturers had delayed or cancelled previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and may continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of the slowdown and the short term and ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                           ------------------  ------------------
                                           JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Net sales                                    100%      100%      100%      100%
Cost of sales                                 50%       43%       50%       42%
                                             ----      ----      ----      ----
    Gross margin                              50%       57%       50%       58%
                                             ----      ----      ----      ----
Operating expenses:
    Research, development and engineering     20%       13%       21%       12%
    Selling, general and administrative       33%       23%       35%       24%
      Total operating expenses                52%       36%       56%       36%
Income (loss) from operations                 (2%)      21%       (6%)      22%
Income (loss) before income taxes              1%       23%       (3%)      24%
Net income (loss)                              0%       15%       (2%)      15%

NET SALES

Net sales for the second quarter of 1997 decreased 29% to $16.6 million from $23.2 million for the second quarter of 1996. Net sales for the first six months of 1997 decreased 35% to $29.6 million from $45.2 million for the first six months of 1996. The decrease in sales reflected a 32% decrease in unit sales for the second quarter and first six months of 1997 compared to the second quarter and first six months of 1996. A decrease in Aspen Strip system unit sales for the second quarter and first six months of 1997 was partially offset by sales of the Company's newer products.

Average selling prices (ASP's) increased 3% for the second quarter of 1997 compared to the second quarter of 1996. The increase was primarily a result of the proportionate increase in sales between Aspen Strip dual chamber systems compared to Aspen Strip single chamber systems. ASP's decreased 4% for the first six months of 1997 compared to the first six months of 1996. The decrease was primarily a result of the proportionate decrease in sales between Aspen Strip dual chamber systems compared to Aspen Strip single chamber systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 61% and 87% of net sales for the second quarter of 1997 and 1996, respectively. International sales for the first six months of 1997 and 1996 were 56% and 87%, respectively. All sales are denominated in U.S. dollars.

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

GROSS MARGIN

The Company's gross margin for the second quarter of 1997 decreased to 50% from 57% for the second quarter of 1996 and for the first six months of 1997 decreased to 50% from 58% for the first six monts of 1996. The decrease was principally due to the allocation of relatively fixed overhead costs over the lower sales volume and, pricing pressures.

The Company's gross margin may continue to be affected by a variety of factors. In particular, the Company's sales volume has been weak over the three prior quarters and has only recently improved. Accordingly, lower economies of scale have adversely affected gross margin and may affect gross margin in the future. Although the Company has not offered substantial discounts on its systems to date, there can be no assurance that the Company will not continue to experience pricing pressures in the future. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is primarily responsible for sales and support costs in Japan. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the Company's Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the second quarter of 1997 were $3.2 million, or 20% of net sales, as compared to $2.9 million, or 13%, for the second quarter of 1996. Research, development and engineering expenses for the first six months of 1997 were $6.2 million, or 21% of net sales, as compared to $5.6 million, or 12% of net sales, for the first six months of 1996. The increase in expenses for the second quarter and first six months of 1997 was primarily due to salaries and related expenses which increased to $1.7 million for the second quarter of 1997 from $1.5 million for the second quarter of 1996 and to $3.2 million for the first six months of 1997 from $2.7 million for the first six months of 1996. The increase in expense as a percentage of net sales for the second quarter and first six months of 1997 was primarily due to lower sales volume. The Company believes that continued investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter of 1997 were $5.4 million, or 33% of net sales, as compared to $5.4 million, or 23%, for the second quarter of 1996. Selling, general and administrative expenses for the first six months of 1997 were $10.3 million, or 35% of net sales, as compared to $10.7 million, or 24%, for the first six months of 1996. The decrease in expenses for the first six months of 1997 as compared to the first six months of 1996 was primarily due to commission expense which decreased to $0.7 million for the first six months of 1997 from $1.8 million in the first six months of 1996, which was partially offset by salaries and related expenses which increased to $5.6 million in the first six months of 1997 from $4.8 million for the first six months of 1996, principally as a result of additional personnel. The increase in expense as a percentage of net sales was due to lower sales volume in the second quarter and first six months of 1997.

PROVISION FOR INCOME TAXES

The Company's expected annual tax rate was 33% in the second quarter and first six months of 1997 and 36% in the second quarter and first six months of 1996. In the third quarter of 1996, the Company revised its expected annual tax rate from 36% to 33% which was principally a result of Congress's reinstatement of the Research and Development credit, effective July 1, 1996. In addition, the expected annual tax rates also reflect benefits from the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months of 1997 was $6.2 million, compared to $3.1 million of net cash used in operations during the first six months of 1996. Net cash used by operations during the first six months of 1997 was primarily attributable to an increase in accounts receivable and inventories of $2.4 million and $4.5 million, respectively.

Net cash provided by investing activities during the first six months of 1997 was $3.2 million, compared to $1.0 million net cash provided by investing activities during the first six months of 1996. Investing activities during the first six months of 1997 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

Net cash used in financing activities during the first six months of 1997 was $2.2 million, compared to $1.0 million net cash provided by financing activities in the first six months of 1996. Cash used in financing activities during the first six months of 1997 was primarily due to the Company's purchase of 335,000 shares of Common Stock in the first six months of 1997. The Board of Directors has authorized the Company to purchase up to 500,000 shares of the Company's common stock of which 400,000 shares have been purchased to date.

In September 1996, the Company entered into a four year lease agreement with a major customer for the customer's lease of certain products. The total sales value of products covered under the lease was approximately $3.9 million. The Company deferred income recognition on the lease. In the first quarter of 1997, the customer exercised its right to prepay the lease and purchase the equipment and the $3.9 million was recognized as a sale in the first quarter of 1997.

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

                                      MATTSON TECHNOLOGY, INC.




Date: August 13, 1997                        /s/ Richard S. Mora
                                      ------------------------------------
                                                 Richard S. Mora
                                           Vice President of Finance
                                          and Chief Financial Officer
                                        (as principal financial officer
                                          and on behalf of Registrant)