Form 10-Q
period 1997-09-28
MATTSON TECHNOLOGY INC
filed 1997-11-12
CIK 928421

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ---------------

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                   ---------------

                               MATTSON TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                                 77-0208119
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                          94538
(Address of principal executive offices)                   (Zip Code)

                                   (510)  657-5900
                 (Registrant's telephone number, including area code)

                                   ---------------

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

Number of shares of common stock outstanding as of  October 24, 1997: 14,141,776

                           PART I -- FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS

                               MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                     (unaudited)

                                        ASSETS

                                                    SEPT. 28,      DEC. 31,
                                                      1997          1996
                                                      ----          ----

Current assets:
  Cash and cash equivalents                       $  24,692      $  21,547
  Short-term investments                              8,637         16,620
  Accounts receivable, net                           15,501         15,954
  Inventories                                        18,169         12,954
  Deferred taxes                                      4,197          4,197
  Prepaid expenses and other current assets           1,423            882
                                                 ----------     ----------
    Total current assets                             72,619         72,154
Property and equipment, net                           9,339          9,373
Other assets                                              -          2,962
                                                 ----------     ----------
                                                  $  81,958      $  84,489
                                                 ----------     ----------
                                                 ----------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                 $  3,179       $  1,240
  Accrued liabilities                                11,435         14,134
                                                 ----------     ----------
    Total current liabilities                        14,614         15,374
                                                 ----------     ----------
Shareholders' equity:
  Common stock                                       56,366         57,580
  Retained earnings                                  11,122         11,625
  Other                                                (144)           (90)
                                                 ----------     ----------
    Total shareholders' equity                       67,344         69,115
                                                 ----------     ----------
                                                  $  81,958      $  84,489
                                                 ----------     ----------
                                                 ----------     ----------

        See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                        ------------------   -----------------
                                        SEPT. 28, SEPT. 29, SEPT. 28, SEPT. 29,
                                          1997      1996      1997      1996
                                          ----      ----      ----      ----

Net sales                              $ 22,633  $ 14,005  $ 52,227  $ 59,251
Cost of sales                            10,784     7,186    25,507    26,317
                                       --------  --------  --------  --------
 Gross profit                            11,849     6,819    26,720    32,934
                                       --------  --------  --------  --------
Operating expenses:
 Research, development and                3,899     2,774    10,076     8,365
  engineering
 Selling, general and
  administrative                          6,884     5,126    17,193    15,835
                                       --------  --------  --------  --------
   Total operating expenses              10,783     7,900    27,269    24,200
                                       --------  --------  --------  --------
Income (loss) from operations             1,066    1,081       (549)    8,734
Interest and other income
 (expense), net                             351       448     1,198     1,547
                                       --------  --------  --------  --------
Income (loss) before income               1,417      (633)      649    10,281
 taxes
Provision for (benefit from)
 income taxes                               468      (528)      213     3,393
                                       --------  --------  --------  --------
Net income (loss)                      $    949  $   (105) $    436  $  6,888
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------

Net income (loss) per share            $   0.06  $  (0.01) $   0.03  $   0.45
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------

Shares used in computing net             15,629    14,092    15,286    15,253
 income (loss) per share
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------


        See accompanying notes to condensed consolidated financial statements.

                               MATTSON TECHNOLOGY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


                                                     NINE MONTHS ENDED
                                                     -----------------
                                                   SEPT. 28,     SEPT. 29,
                                                     1997          1996
                                                     ----          ----

Cash flows from operating activities:
  Net income                                     $      436     $    6,888
  Adjustments to reconcile net income  to
   net cash used in operating activities:
  Depreciation and amortization                       2,104          1,312
  Deferred compensation related to stock                  -             57
   options
Changes in assets and liabilities:
    Accounts receivable                                (452)        (1,564)
    Inventories                                      (5,215)        (4,692)
    Prepaid expenses and other assets                  (540)        (3,243)
    Accounts payable                                  1,939           (926)
    Accrued liabilities                               1,167          2,726
                                                 ----------     ----------
  Net cash provided by (used in) operating
   activities                                          (561)           558
                                                 ----------     ----------
Cash flows from investing activities:
  Acquisition of property and equipment              (2,070)        (5,362)
  Purchases of short-term investments               (14,036)       (28,692)
  Sales and maturities of short-term
   investments                                       22,024         48,430
                                                 ----------     ----------
    Net cash provided by investing
     activities                                       5,918         14,376
                                                 ----------     ----------
Cash flows from financing activities:
  Proceeds from the issuance of Common
   Stock, net                                           978            911
  Purchase of Common Stock                           (3,131)             -
                                                 ----------     ----------
    Net cash provided by (used in)
     financing activities                            (2,153)           911
                                                 ----------     ----------
Effect of exchange rate changes on cash and
 cash equivalents                                       (59)           (27)
                                                 ----------     ----------
Net increase in cash and cash equivalents             3,145         15,818
Cash and cash equivalents, beginning of
 period                                              21,547         14,310
                                                 ----------     ----------
Cash and cash equivalents, end of period         $   24,692     $   30,128
                                                 ----------     ----------
                                                 ----------     ----------

Supplemental disclosure of non-cash operating activities:
Inventory totaling $1,584 was capitalized and transferred to property and equipment during the first nine months of 1996.

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

The results of operations for the three month and nine month periods ended September 28, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                     SEPT. 28,     DEC. 31,
                                                      1997          1996
Inventories:                                          ----          ----

  Purchased parts and raw materials              $    8,898     $    6,763
  Work-in-process                                     6,061          4,634
  Finished goods                                      1,750            734
  Evaluation systems                                  1,460            823
                                                 ----------     ----------
                                                 $   18,169     $   12,954
                                                 ----------     ----------
                                                 ----------     ----------
Accrued liabilities:
  Warranty reserve                               $    4,109     $    3,378
  Accrued compensation and benefits                   2,116          1,252
  Income taxes                                        1,877          2,082
  Commissions                                         1,600          1,082
  Deferred income                                       890          4,966
  Other                                                 843          1,374
                                                 ----------     ----------
                                                 $   11,435     $   14,134
                                                 ----------     ----------
                                                 ----------     ----------


NOTE 3  CERTAIN STOCK TRANSACTIONS

In 1996, the Board of Directors authorized the Company to purchase up to 500,000 shares of the Company's common stock of which 425,500 shares have been purchased to date. The Company purchased 335,000 of the 425,500 shares of Common Stock in the first nine months of 1997, for approximately $3.1 million. The purchase price has been allocated between Common Stock and Retained Earnings in the amount of approximately $2.2 million and $0.9 million, respectively.

In September 1997, the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the old California Corporation no par common stock was converted automatically to one share of the new Delaware Corporation $.001 par value common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company's product line is based on the Company's modular "Aspen" platform, which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP and LiteEtch products. To date, the Company has derived a substantial majority of its sales from Aspen Strip systems. In addition, the Company derives sales from spare parts and maintenance services.

Until the quarter ended September 29, 1996, the Company experienced rapid growth. As a result of the general slowdown in the semiconductor market, the Company has experienced losses in three of the four prior quarters and did not return to marginal profitability until the quarter ended June 29, 1997. The Company's new orders and net sales are improving, and the semiconductor industry appears to be recovering from the slowdown experienced in 1996. However, there can be no assurance that the Company will be able to sustain or increase sales growth or profitability in the future. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. The Company is increasing its expense levels to support long term growth in its business. As a result, the Company is dependent upon increases in sales in order to sustain profitability. If the Company's sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

As a result of the previous well-publicized slowdown in the semiconductor market, particularly for DRAMs, many semiconductor manufacturers delayed or canceled previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and may continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of any slowdown and the short term and ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

The Company generally recognizes a sale upon shipment of a system. However, from time to time, the Company allows customers to evaluate systems. The Company does not recognize the associated sale until and unless an evaluation system is accepted by the customer.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and productivity gains and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters that are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, future results of the Company will depend on a variety of factors as described herein and in other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                         ------------------         -----------------
                                       SEPT. 28,   SEPT. 29,      SEPT. 28,   SEPT. 29,
                                         1997        1996           1997        1996
                                         ----        ----           ----        ----
Net sales                                100%        100%           100%        100%
Cost of sales                             48%         51%            49%         44%
                                         ---         ---            ---         ---
  Gross margin                            52%         49%            51%         56%
                                         ---         ---            ---         ---
Operating expenses:
  Research, development                   17%         20%            19%         14%
  Selling, general and engineering        30%         37%            33%         27%
    Total operating                       48%         57%            52%         41%
Income (loss) from                         5%         (8%)           (1%)        15%
Income (loss) before income                6%         (5%)            1%         17%
Net income (loss)                          4%         (1%)            1%         12%

NET SALES

Net sales for the third quarter of 1997 increased 62% to $22.6 million from $14.0 million for the third quarter of 1996. Net sales for the first nine months of 1997 decreased 12% to $52.2 million from $59.3 million for the first nine months of 1996. The quarterly increase in sales reflected a 64% increase in unit sales for the third quarter of 1997 compared to the third quarter of 1996. Net sales for the first nine months of 1997 compared to first nine months of 1996 reflected a 10% decrease in unit sales. This decrease was due to the Company's lower sales in the first and second quarters which was principally a result of the general industry slowdown.

Average selling prices (ASP's) increased 3% for the third quarter of 1997 compared to the third quarter of 1996. The increase was primarily a result of the proportionate increase in sales between Aspen Strip dual chamber systems compared to Aspen Strip single chamber systems. ASP's decreased 1% for the first nine months of 1997 compared to the first nine months of 1996. The decrease was primarily a result of the decrease in sales in Aspen CVD dual chamber systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 78% and 61% of net sales for the third quarter of 1997 and 1996, respectively. International sales for the first nine months of 1997 and 1996 were 66% and 81%, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1997 total net sales due primarily to orders from customers in Japan and the Pacific Rim.

GROSS MARGIN

The Company's gross margin for the third quarter of 1997 increased to 52% from 49% for the third quarter of 1996 and for the first nine months of 1997 decreased to 51% from 56% for the first nine months of 1996. The increase in margins for the third quarter of 1997 compared to the third quarter of 1996 was principally due to allocation of relatively fixed overhead costs over the higher sales volume. For the first nine months of 1997 compared to the first nine months of 1996 the decrease was principally due to the allocation of relatively fixed overhead costs over the lower sales volume and pricing pressures.

The Company's gross margin may continue to be affected by a variety of factors. In particular, lower economies of scale have adversely affected gross margin over the prior nine months and may affect gross margin in the future. Although the Company has not offered substantial discounts on its systems to date, there can be no assurance that the Company will not continue to experience pricing pressures in the future. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin, as Marubeni is primarily responsible for sales and support costs in Japan. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the Company's Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. In addition, new system introductions and enhancements and rapid growth may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing of new product lines and rapid expansion, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the third quarter of 1997 were $3.9 million, or 17% of net sales, as compared to $2.8 million, or 20%, for the third quarter of 1996. Research, development and engineering expenses for the first nine months of 1997 were $10.1 million, or 19% of net sales, as compared to $8.4 million, or 14% of net sales, for the first nine months of 1996. The increase in expenses for the third quarter of 1997 was primarily due to salaries and related expenses and engineering materials which increased to $1.6 million and $0.9 million for the third quarter of 1997 from $1.2 million and $0.5 million for the third quarter of 1996, respectively. The increase in expenses for the first nine months of 1997 as compared to the first nine months of 1996 was primarily due to salaries expense which increased to $4.7 million for the first nine months of 1997 from $4.0 million for the first nine months of 1996. The decrease in expense as a percentage of net sales for the third quarter of 1997 was primarily due to higher sales volume. The Company believes that continued investment in research and development including its multi-product Strategy and its 300mm-development program, is critical to maintaining a strong technological position in the industry and therefore expects research and development expenses to continue to increase in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of 1997 were $6.9 million, or 30% of net sales, as compared to $5.1 million, or 37%, for the third quarter of 1996. Selling, general and administrative expenses for the first nine months of 1997 were $17.2 million, or 33% of net sales, as compared to $15.8 million, or 27%, for the first nine months of 1996. The increase in expenses for the third quarter of 1997 was primarily due to commission expense which increased to $1.2 million for the third quarter of 1997 from $0.3 million for the third quarter of 1996 and salaries expense which increased to $3.0 million for the third quarter of 1997 from $2.5 million for the third quarter of 1996. The increase in expenses for the first nine months of 1997 as compared to the first nine months of 1996 was primarily due to salaries expense which increased to $8.6 million for the first nine months of 1997 from $7.1 million in the first nine months of 1996, principally as a result of additional personnel.

PROVISION FOR INCOME TAXES
The Company's expected annual tax rate was 33% in the third quarter and first nine months of 1997. In the third quarter of 1996, the Company revised its expected annual tax rate from 36% to 33% principally as a result of Congress's reinstatement of the Research and Development credit, effective July 1, 1996. In addition, the expected annual tax rates also reflect benefits from the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first nine months of 1997 was $0.6 million, compared to $0.6 million of net cash provided by operations during the first nine months of 1996. Net cash used by operations during the first nine months of 1997 was primarily attributable to an increase in inventories of $5.2 million that was partially offset by an increase in accounts payable and accrued liabilities of $3.1 million.

Net cash provided by investing activities during the first nine months of 1997 was $5.9 million, compared to $14.4 million net cash provided by investing activities during the first nine months of 1996. Investing activities during the first nine months of 1997 consisted primarily of purchases and maturities of short-term investments and acquisition of fixed assets.

Net cash used in financing activities during the first nine months of 1997 was $2.2 million, compared to $0.9 million net cash provided by financing activities in the first nine months of 1996. Cash used in financing activities during the first nine months of 1997 was primarily due to the Company's purchase of 335,000 shares of Common Stock of the Company in the first nine months of 1997. The Board of Directors has authorized the Company to purchase up to 500,000 shares of the Company's Common Stock, of which 425,500 shares have been purchased to date.

In September 1996, the Company entered into a four-year lease agreement with a major customer for the customer's lease of certain products. The total sales value of products covered under the lease was approximately $3.9 million. The Company deferred income recognition on the lease. In the first quarter of 1997, the customer exercised its right to prepay the lease and purchase the equipment and the $3.9 million was recognized as a sale in the first quarter of 1997.

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

                             PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         On September 23, 1997 the Company completed a reincorporation under the laws of the State of Delaware.

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



                                            MATTSON TECHNOLOGY, INC.




Date: November 12, 1997                      /s/ Richard S. Mora
                                  ---------------------------------------------
                                                 Richard S. Mora
                                            Vice President of Finance
                                            and Chief Financial Officer
                                           (as principal financial officer
                                            and on behalf of Registrant)