Form 10-K405
period 1997-12-31
MATTSON TECHNOLOGY INC
filed 1998-03-31
CIK 928421

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   ---------------

                                     FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934


                           Commission file number 0-21970

                            MATTSON TECHNOLOGY INC.
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                                   77-0208119
-------------------------------                   ---------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification number)

                              3550 West Warren Avenue
                             Fremont,  California  94538
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  510-657-5900
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value per Share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X      No
               ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of registrant's Common Stock as of February 27, 1998: 14,220,115

As of February 27, 1998, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the closing for registrant's Common Stock as reported in the Wall Street Journal, was $103,149,366.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Business--Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                       PART I
ITEM 1.   BUSINESS

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment for sale to the worldwide semiconductor industry. The Company's goal is to provide advanced process capability combined with a high productivity platform to achieve a substantial improvement in productivity over competitive equipment, and to support this equipment with world class support.

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

In 1991 the Company introduced its first product, the Aspen Strip system, a photoresist removal system that uses diode source technology. The product was enhanced in 1993 to allow for a second process chamber and the use of a "downstream" triode process. The Company commenced shipment in 1995 of a new version of its Aspen Strip which utilizes inductively coupled plasma (ICP) technology. In 1994, the Company introduced its second system, the Aspen CVD, a plasma enhanced chemical vapor deposition system. In 1995, the Company introduced its third system, the Aspen RTP, a rapid thermal processing system which is currently in the early marketing phase. In 1996, the Company introduced a fourth product, the Aspen LiteEtch for isotropic etch processing. The Aspen Strip, CVD, RTP and LiteEtch are based on the Aspen platform, which includes wafer handling robotics, dual loadlocks, control electronics and system software.

SEMICONDUCTOR MANUFACTURING PRODUCTIVITY

Increasing demand for ICs has resulted from the growth of existing markets and the emergence of new markets such as multimedia, wireless communication and portable computing. The increase in demand has been fueled by the industry's ability to supply more complex, higher performance ICs, while continuing to reduce cost per function. The more complex ICs and the attendant reductions in feature size have necessitated advanced and expensive wafer fabrication equipment, resulting in the escalation of the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory IC (DRAM) fabrication facility was approximately $60 million, as compared to the average cost today for a 64 megabit DRAM fabrication facility of approximately $1 to $2 billion.

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

LARGER WAFER SIZES. Leading edge wafer fabrication lines are currently using 8" diameter wafers, up from 4" diameters ten years ago. Currently, a handful of IC makers are starting up pilot lines for 12" diameter wafers, with the balance of the manufacturers reporting plans to convert to 12" (300mm) production within the next 2-3 years.

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

The Aspen system achieves higher throughput, savings in cleanroom floorspace and enhanced process control by:

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

HIGHER PRODUCTIVITY. The Company's goal is to offer systems which have substantial improvements in productivity over the leading competitive equipment in each market it enters. The Company believes that its Aspen Strip, LiteEtch, CVD and RTP systems achieve this goal. In particular, the Company believes that its systems achieve improvements in throughput, which it considers an important factor in COO and productivity. The Company plans to use the same strategy to leverage the high productivity platform for 300mm production throughout its product lines, in a manner similar to the way it introduced its 200mm (8") product lines.

REDUCED TIME TO MARKET. The Company's Aspen platform includes wafer handling robotics, dual loadlocks, control electronics and system software. By basing new systems on this platform, the Company is able to focus its development activities almost exclusively on the process chamber. By basing new products on the standard Aspen platform and the new 300mm Aspen 3 platform, the Company believes it is able to develop new products quickly and at relatively low cost.

COMMITMENT TO GLOBAL MARKET. From inception, the Company's strategy has been to sell its systems to leading semiconductor manufacturers throughout the world. The Company introduced its systems into Japan through Marubeni, which has substantial experience in plasma equipment and CVD. The Company has opened service and support offices in Taiwan, Korea and Germany and a research, development and engineering, and marketing office in Japan. International sales as a percentage of its total net sales for 1997, 1996, and 1995 were 65%, 76%, and 67%, respectively.

PRODUCTS

To date, the Company has introduced four systems which are based upon the Aspen platform: the Aspen Strip for photoresist stripping, the Aspen CVD for chemical vapor deposition, the Aspen RTP for rapid thermal processing and the Aspen LiteEtch for isotropic etching.

THE ASPEN STRIP

PHOTORESIST STRIPPING MARKET. A stripping system removes photoresist etch residues before further film deposition or diffusion processing. Traditional strip systems use wet and dry chemistry technology. In traditional wet chemistry strip systems, the photoresist is removed by immersing the wafer into acid or solvent baths. Dry chemistry strip systems, such as the Company's Aspen ICP Strip, create gaseous atomic oxygen that is exposed to the wafer to remove the photoresist.

The demand for photoresist strip equipment has increased as the complexity and number of strip steps required for each wafer have increased. Complex ICs require a greater number of layers and a corresponding greater number of stripping steps with greater than 20 steps required for 64 Megabit DRAMs. The increase in the number of strip steps in the semiconductor manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity. The increased complexity of the strip process has also led to higher average selling prices of such equipment. According to Dataquest figures published in February 1998, the market was estimated at $354 million for 1997, and projected to reach $700 million by the year 2000.

EMERGING TECHNICAL REQUIREMENTS. Fabrication of complex ICs with feature sizes under 0.25 microns requires new strip technologies that have greater sensitivity to residues, contamination drive-in and underlying film selectivities. With each shift in feature size, the Company estimates that manufacturers typically require a 2X reduction in the level of allowable contamination drive-in. In addition to providing "gentler" non-damaging plasma, the strip system must also meet the increasing demands of removing photoresist and sidewall polymers from higher energy etch processes that require increased sidewall polymerization and resist cross-linking to meet stringent profile control.

MATTSON'S STRIP TECHNOLOGY. To meet this demand, the Company markets worldwide three separate and distinct plasma strip source products, each designed for different design regimes. The most recent product offering uses a patented, inductively coupled plasma (ICP) technology to gently and thoroughly remove photoresist and residue from the wafer. This remote (downstream) plasma source generates a gentle, low energy plasma that achieves advanced "all dry" stripping with zero damage and low contamination drive-in results without additional post-strip chemical processing. The ICP technology is specifically designed for advanced semiconductor device manufacturing submicron processes 0.25 microns and below. When combined with the standard Aspen platform, the Company believes that the Aspen ICP Strip system provides significant cost of ownership advantages.

THE ASPEN STRIP. The Aspen Strip consists of the standard Aspen platform together with one or two processing chambers. Each chamber processes two wafers at a time. System throughput varies with the resist thickness and is approximately 60-120 wafers per hour with one chamber and 110-160 wafers per hour with two chambers for most applications. The Company believes the two chamber Aspen Strip offers a substantial reduction in COO relative to conventional single wafer systems. In particular, the Company believes that its systems achieve substantial improvements in throughput which result in a substantial reduction in COO and that its systems allow customers to reduce wet chemical steps, which makes it possible for the customer to achieve an even greater reduction in COO by decreasing the number of systems needed. To meet the increasingly stringent requirements of advanced strip processing, in 1997 the Company introduced the Aspen ICP-SM- Strip system, which features a selectable plasma mode source. The Company is also extending the ICP source into the emerging 300mm market by pairing it with the Aspen 3 platform for 300mm manufacturing.

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

THE ASPEN RTP

An RTP (Rapid Thermal Processing) system heats semiconductor wafers for implant annealing and formation of films on semiconductor wafer surfaces. Traditional RTP systems that use lamp heating technology operate at high temperature up to 1200DEG. Celsius. Diffusion furnace systems provide furnace annealing in both high and low temperature regimes. Low temperature RTP systems, such as the Company's Aspen RTP system, apply heat to semiconductor wafers to cause a variety of processing and chemical reactions, including: Titanium Silicide and Cobalt Silicide formation; Titanium Nitride barrier formation and anneals; thermal donor annihilation (TDA) and lower temperature reflows and implant anneals, typically 600-900DEG. Celsius.

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

THE ASPEN LITEETCH

ISOTROPIC ETCH MARKET.   An isotropic etch system performs a variety of blanket
or geometry etch processes on semiconductor wafers, processes which can be used in as many as 10 steps in a typical 0.25 micron logic fab on 200 millimeter wafers. At this time, these processes include, but are not restricted to: silicon soft etch (post-RIE contact cleanup); highly selective nitride stripping for LOCOS or STI; backside nitride stripping; self-aligned-contact (SAC) nitride stripping; isotropic contact and via etch; and passivation etch.

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

MATTSON'S ISOTROPIC ETCH TECHNOLOGY. The Company's first isotropic etch product, the Aspen LiteEtch, uses a patented, inductively coupled plasma (ICP) source-the same source used in its Aspen Strip product. This downstream ICP source uses a high pressure plasma process to produce a low energy plasma that achieves high etch rates while minimizing electrically charged particles that can damage sensitive semiconductor devices. By combining ICP technology designed for advanced device manufacturing with the high throughput of the Aspen platform, the Company believes that it provides significant cost of ownership advantages over comparable equipment.

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


CUSTOMERS

The Company sells its products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. One end user customer, TSMC, accounted for 11% of sales in 1997. There were no individually significant customers in 1996. During 1995, sales to Toshiba Corporation (through Marubeni Hytech Corporation) and Micron Technology accounted for 16% and 15%, respectively, of total net sales during that period. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

MARKETING AND SALES

The Company sells its systems through a combination of a direct sales force, its Japanese distributor and a manufacturers' sales representative. In addition to the direct sales force at the Company's headquarters in Fremont, California, the Company has domestic regional sales offices located in New Jersey, Arizona, Oregon and Texas. The Company also maintains regional direct sales and support offices in Taiwan, Korea, and Germany, and an office in Japan to provide research, development and engineering, and marketing support for customers in Japan and certain other Asian markets. The Company is continuing to invest resources to increase the size of its direct sales force.

The Company believes that strong sales in the Japanese market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni in December 1990 and is substantially dependent upon its relationship with Marubeni to address the Japanese market. The Company formed a subsidiary in Japan in October, 1995, in which Marubeni has a minority interest, in order to provide research, development and engineering, and marketing support for customers in Japan and certain other Asian markets. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of the Company's distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected and the Company would be obligated to repurchase up to $1.0 million of inventory related to the Company's sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

The Company also has personnel located in service and customer support offices in Korea, Taiwan and Germany. In Singapore, the Company utilizes a third party manufacturers' sales representative. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long term contracts.

International sales accounted for 65%, 76%, and 67% of total net sales in 1997, 1996 and 1995, respectively. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Without limiting the generality of the foregoing, because of the Company's dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, the Company is particularly at risk to effects from developments such as the recent Asian economic problems. The Company's foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SUPPORT

The Company believes its customer support organization is critical to establish the long-term customer relationships which often are the basis upon which semiconductor manufacturers select their equipment vendor. The Company's customer support organization is headquartered in Fremont, California, with additional employees located in Arizona, Idaho, Maryland, Massachusetts, Texas, Oregon, Virginia, Germany, Korea, Taiwan, and the United Kingdom. The Company's strategy is to use local support personnel in regions where multiple systems are in place. Marubeni provides service to the Company's customers located in Japan. The Company's support personnel have technical backgrounds, with process, mechanical, and electronics training, and are supported by the Company's engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service, and provide sales support.

Warranty periods for Mattson systems range from 12 to 36 months after shipment or acceptance, depending upon the purchase agreement.

BACKLOG

The Company schedules production of its systems based on both backlog and regular sales forecasts. The Company includes in its backlog only those systems for which the Company has accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. As of December 31, 1997, the backlog was approximately $41.5 million. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns such as the current period, the Company has experienced significant delays and cancellations relating to orders which were previously booked and included in backlog.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering efforts are focused upon its multi-product strategy. In addition, during recent periods the Company has devoted a significant amount of resources to the development of new products for the 300mm market.

The Company maintains an applications laboratory in Fremont to test new systems and customer-specific equipment designs. By basing products on the Aspen platform, the Company believes that it is able to focus its development activities on the process chamber and to develop new products quickly and at relatively low cost. For example, the Company believes it was able to reduce new product development time on its CVD, RTP and LiteEtch products. The Company also hopes to leverage the high productivity platform for 300mm production throughout its product lines, in a manner similar to the way it introduced its 200mm (8") product lines.

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

The Company's research, development and engineering expenses for the years 1997, 1996, and 1995, were $14.7 million, $11.5 million, and $6.3 million, respectively, representing 19%, 16% and 11% of net sales, respectively. There can be no assurance that the Company's research, development and engineering efforts will result in the successful development of new products.

COMPETITION

The market for the Company's systems is highly competitive and is subject to rapid technological change. Significant competitive factors include system performance, COO, size of installed base, breadth of product line and customer support. The Company believes that it competes in its chosen markets primarily on the basis of system performance, COO and customer support. The Company believes it can also compete on the basis of price due to the design of its systems.

The Company faces substantial competition in its chosen market segments from both established competitors and potential new entrants. Most of the Company's competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems. In the United States and European plasma photoresist strip markets, the Company competes primarily with GaSonics, Matrix and Eaton (formerly Fusion). In Japan, the Company competes primarily with Canon, Plasma Systems Corporation, McElectronics (formerly Ramco), Tokyo Ohka and various Japanese vendors who have already established relationships with Japanese IC manufacturers. Competitors for its LiteEtch systems include Lam Research, GaSonics, Matrix, Tegal and Shibauru. In the CVD market, the Company competes primarily with Applied Materials, Novellus, ASM and Watkins-Johnson. In the RTP market the Company competes with AG Associates and Applied Materials. In the isotropic etch market the Company competes with Lam Research, GaSonics, Matrix, Tegal, and Shibaura.

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

Certain of the Company's components are obtained from a sole supplier or a limited group of suppliers. The Company generally acquires such components on a purchase order basis and not under any long term supply contracts. The Company's reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components and is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the
Company.   See "Business--Factors That May Affect Future Results and Market
Price of Stock."

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company derives most of its net sales from the sale of its photoresist stripping systems which typically have list prices ranging from approximately $375,000 to $750,000. At its current revenue level, each sale, or failure to make a sale, can have a material effect on the Company. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Consequently, the Company's net sales and operating results for a quarter depend on the Company shipping orders scheduled to be sold during that quarter and obtaining orders for systems to be shipped in that same quarter. A delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and may thus materially and adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; substantial changes in revenues from significant customers; changes in overhead absorption levels due to changes in the number of systems manufactured; geographic mix of sales; timing of announcement and introduction of new systems by the Company and its competitors; seasonality; changes in product mix; delays in orders due to customer financial difficulties; and cyclicality in the semiconductor industry and the markets served by the Company's customers. In particular, the uncertainties regarding market conditions and customer order changes and cancellations arising from the recent market slowdown raise significant risks regarding fluctuating quarterly results. As the Company continues to invest in accordance with its long-term strategy, fluctuating revenue levels will produce fluctuating results. Similarly, due to unpredictable order patterns, the Company's manufacturing efficiency can vary significantly from quarter to quarter which can adversely affect gross margins and net operating results. The amount of time from the initial contact with the customer to the first order is typically nine to twelve months or longer and may involve competing capital budget considerations for the customer, thus making the timing of customer orders uneven and difficult to predict. Any delay or failure to receive anticipated orders, or any deferrals or cancellations of existing orders, could adversely affect the Company's financial performance. In addition, continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization will result in significantly higher fixed costs which the Company will not be able to reduce rapidly if its net sales goals for a particular period are not met. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

The Company has recently announced that it expects revenues for the First Quarter of fiscal 1998 will be in the range of $20 to $23 million, with a loss in the range of $.08 to $.12 per share. For the Second Quarter of 1998, the Company currently expects that its revenues will be significantly lower than its current forecast for the first quarter. As a result, the Company currently expects to report a significantly higher net loss for the second quarter. Such estimates are preliminary and are subject to change. In particular, there can be no assurance that as a result of such announcement, the continuing industry downturn or other developments, that the Company's results for such periods or the periods thereafter will not be worse than currently expected.

MARKET ACCEPTANCE OF SYSTEMS. Given that the Company's systems represent alternatives to conventional strip, isotropic etch, CVD and RTP equipment currently marketed by competitors, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance by a broader group of customers of the efficacy of the Company's systems and technology. To date, only the Company's strip products have gained widespread market acceptance. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its systems and technology. The transition of the market to 300mm wafers will present both an opportunity and a risk to the Company. To the extent that the Company is unable to introduce 300mm systems on a timely basis and which meet customer requirements, the Company's business, results of operations and financial condition could be materially and adversely affected.

DEPENDENCE ON SIGNIFICANT CUSTOMER. The Company sells its products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. One end user customer, TSMC, accounted for 11% of sales in 1997. There were no individually significant customers in 1996. During 1995, sales to Toshiba Corporation (through Marubeni Hytech Corporation) and Micron Technology accounted for 16% and 15%, respectively, of total net sales during that period. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

DEPENDENCE ON JAPANESE DISTRIBUTOR AND ASIAN MARKET. The Company believes that strong sales in the Japanese market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni and is substantially dependent upon Marubeni to address the Japanese market. Approximately 13% of the Company's net sales for the year ended December 31, 1997 were sold through Marubeni to customers in Japan. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of the Company's distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected and the Company would have the obligation to repurchase up to $1 million of inventory related to the Company's sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

The Company is also substantially dependent upon sales to Pacific Rim countries generally. During the fiscal year ended December 31, 1997, approximately 60% of the Company's net sales were to customers based in the Pacific Rim. As such, the Company is particularly at risk with respect to effects from developments such as the recent Asian economic problems.

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

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the systems manufactured and marketed by the Company.
The Company saw sales growth in the first two quarters of 1996 followed by a sales downturn in the last two quarters of 1996 and the first quarter of 1997. Sales in the second through fourth quarters of 1997 showed continuous positive growth. The Company expects sales in the first, second and third quarters of 1998 to be significantly lower than in the last two quarters of 1997. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. The Company's net sales and operating results will be materially and adversely affected by any downturns or slowdowns in the semiconductor market in the future.

HIGHLY COMPETITIVE INDUSTRY. The market for the Company's systems is highly competitive and is subject to rapid technological change. Significant competitive factors include system performance, cost of ownership, size of installed base, breadth of product line and customer support. Principal competitors for the Company's Aspen Strip systems include GaSonics, Eaton (formerly Fusion) and Matrix in the United States and Canon, Plasma Systems Corporation, McElectronics (formerly Ramco), Tokyo Ohka and various Japanese vendors who have already established relationships with Japanese IC manufacturers. Competitors for its Aspen LiteEtch systems include Lam Research, GaSonics, Matrix, Tegal and Shibaura. Competitors for its Aspen CVD systems include Applied Materials, Novellus, ASM and Watkins-Johnson and competitors for its Aspen RTP system include AG Associates and Applied Materials. Most of the Company's competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases, and have substantially greater financial, technical and marketing resources than the Company. In addition, to expand its sales, the Company must often replace competitors' systems. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price/performance features that are superior to the Company's systems.

DEPENDENCE ON SINGLE SYSTEM. To date, most of the Company's sales of systems have been Aspen Strip systems. The Company's continued sales growth will depend upon achieving market acceptance of its Aspen CVD, Aspen RTP and Aspen LiteEtch systems and future products.

ACQUISITIONS. The Company, as part of its business strategy, subject to certain regulatory approvals and other conditions, may make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company or acquired or invested products, services, and technologies, the maintenance of uniform standards, controls and procedures and policies and the impairment of relationships with employees and customers as a result of any integration. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

RAPID TECHNOLOGICAL CHANGE - NEW SYSTEMS. The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems which compete effectively on the basis of price and performance and which adequately address customer requirements. In addition, the Company must adapt its systems and processes to technological changes and to support emerging target market industry standards. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and its process technologies or develop new technologies or systems in a timely manner. In particular, the transition of the market to 300mm wafers will present both an opportunity and a risk to the Company. To the extent that the Company is unable to introduce 300mm systems on a timely basis and which meet customer requirements, the Company's business, results of operations and financial condition could be materially and adversely affected.

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

INTERNATIONAL SALES. International sales accounted for 65%, 76%, and 67% of total net sales in 1997, 1996 and 1995, respectively. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Without limiting the generality of the foregoing, because of the Company's dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, the Company is particularly at risk to effects from developments such as the recent Asian economic problems. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. The Company's sales to date have been denominated in U.S. dollars and as a result, there have been no losses related to currency fluctuations on sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

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

VOLATILITY OF STOCK PRICE. In the past, the market price of the Common Stock of the Company has been subject to significant volatility and has declined substantially from its highs. There can be no assurance that the market price of the Common Stock of the Company will not decline in the future. The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's operating results and order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely effect the market price of the Company's Common Stock.

EMPLOYEES

As of February 27, 1998 the Company had 372 employees. There were 88 employees in manufacturing operations, 100 in research, development and engineering, 148 in sales, marketing and field service and customer support, and 36 in general, administrative and finance.

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

ITEM 2.   PROPERTIES

The Company maintains its headquarters in Fremont, California. During the year ended December 31, 1997 the Company increased its facilities square footage by leasing additional office space. The Company's leased 61,000 square foot facility has been supplemented with an additional 30,000 square feet of space located near the head office. The leases for these facilities expire in February and August 1999, respectively. The Company's future growth may require that it secure additional facilities or expand its current facility further before the term of its headquarters' lease expires. Any move to new facilities or expansion could be disruptive and could have a material adverse effect on the operations and financial performance of the Company. The Company also leases sales offices in Yokohama, Japan; Seoul, Korea; Hsinchu, Taiwan; and Oberwossen, Germany with expiration dates from February 1998 to August, 2000.

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

 1997                                                HIGH      LOW
-----------------------------------------------------------------------
 FIRST                                              11 5/8    9 3/8
 SECOND                                             10 3/4    7 7/16
 THIRD                                              16       10 11/16
 FOURTH                                             14 7/8    7

 1996
-----------------------------------------------------------------------
 FIRST                                              16 1/2    9
 SECOND                                             16 1/4   10 5/8
 THIRD                                              12 1/4    7 3/4
 FOURTH                                             11 1/4    8 3/8

The Company has never paid cash dividends on its common stock and has no present plans to do so. As of February 27, 1998, there were approximately 176 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

FIVE-YEAR SUMMARY

December 31,                                              1997     1996      1995      1994      1993
------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales(1)                                          $ 76,730 $ 73,260  $ 55,342  $ 19,551 $  3,479
Net income (loss)                                        1,431    6,465    10,492     3,018     (831)
Net income (loss) per share (2):
     Basic                                            $   0.10 $   0.46  $   0.80  $   0.34 $  (0.12)
     Diluted                                          $   0.09 $   0.42  $   0.71  $   0.29 $  (0.12)
BALANCE SHEET DATA:
Total assets                                          $ 84,443 $ 84,489  $ 74,089  $ 32,479 $  2,906
Manditorily Redeemable Convertible Preferred Stock           -        -         -        -     7,340

Total stockholders' equity (deficit) (3)              $ 68,184 $ 69,115  $ 61,076  $ 28,292 $ (7,106)


QUARTERLY DATA
(unaudited)

                                                                  FIRST    SECOND     THIRD    FOURTH
December 31, 1997                                               QUARTER   QUARTER   QUARTER   QUARTER
------------------------------------------------------------------------------------------------------
Net sales                                                      $ 13,023  $ 16,571  $ 22,633  $ 24,503
Gross profit                                                      6,565     8,306    11,849    12,880
Net income (loss)                                                 (568)        55       949       995
Net income (loss) per share (2):
     Basic                                                     $ (0.04)  $   0.00  $   0.07  $   0.07
     Diluted                                                   $ (0.04)  $   0.00  $   0.06  $   0.07

                                                                  FIRST    SECOND     THIRD    FOURTH
December 31, 1996                                               QUARTER   QUARTER   QUARTER   QUARTER
------------------------------------------------------------------------------------------------------
Net sales                                                      $ 22,002  $ 23,244  $ 14,005  $ 14,009
Gross profit                                                     12,820    13,295     6,819     7,095
Net income (loss)                                                 3,538     3,455     (105)     (423)
Net income (loss) per share (2):
     Basic                                                     $   0.26  $   0.25  $ (0.01)  $ (0.03)
     Diluted                                                   $   0.23  $   0.23  $ (0.01)  $ (0.03)

(1) Includes sales through a related party distributor for each yearly period as follows: 1995 - $16,994, 1994 - $8,435, and 1993 - $2,179. See Note 6
     of Notes to the Consolidated Financial Statements.
(2)  As restated  upon adoption of Statement of Financial Accounting  Standards
     (SFAS) No. 128. See Note 1 of the Notes to  Consolidated Financial
     Statements.
(3) The Company has not paid and does not intend to pay dividends in the foreseeable future.

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

The Company has derived substantially all of its sales from Aspen Strip systems. In addition, the Company derives sales from CVD, LiteEtch and RTP systems as well as spare parts and maintenance services.

The Company experienced sales growth in each quarter throughout 1997. However, the Company has recently announced that the Company expects that its revenues for the First Quarter of fiscal 1998 will be in the range of $20 to $23 million, with a loss in the range of $.08 to $.12 per share. For the Second Quarter of 1998, the Company currently expects that its revenues will be significantly lower than its current forecast for the first quarter. As a result, the Company currently expects to report a significantly higher net loss for the second quarter. Such estimates are preliminary and are subject to change. In particular, there can be no assurance that as a result of such announcement, the continuing industry downturn or other developments, that the Company's results for such periods or the periods thereafter will not be worse than currently expected. There can be no assurance that the Company will be able to regain sales growth or profitability. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders, the ability of the Company to successfully market its CVD, RTP and LiteEtch products as well as to bring new systems to market, the timing of new product releases by the Company's competitors, the Company's ability to successfully and timely introduce systems for the 300mm market, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. In order to support long term growth in its business, the Company has increased its expense levels. As a result, the Company is dependent upon increases in sales in order to maintain profitability. If the Company's sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

As a result of the well publicized Asian economic problems, many semiconductor manufacturers have been delaying or canceling previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of the Asian financial crisis and the short term and ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

In response to the impact of the Asian economic problems, the Company has initiated further cost control measures. These include a reduction of full time and temporary employees equivalent to approximately 15% of its total work force. The executive staff has taken a 10% pay cut and the Company has implemented tighter controls over spending. The Company will record charges relating to such actions during the quarter ending March 29, 1998, but the impact of lower cost levels will not be realized until the quarter ending June 28, 1998.

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

The Company was incorporated in California in November 1988 and completed its initial public offering on October 5, 1994. In September 1997, the Company was reincorporated in the State of Delaware.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the years indicated:

                                                    1997    1996  1995
-----------------------------------------------------------------------
 Net sales                                           100%   100%  100%
 Cost of sales                                        48%    45%   45%
 Gross margin                                         52%    55%   55%
 Research, development and engineering                19%    16%   11%
 Selling, general and administrative                  32%    29%   21%

 Income from operations                                1%    10%   23%

 Income before provision for income taxes              3%    13%   26%

 Net income                                            2%     9%   19%

NET SALES

Net sales for 1997 increased to $76.7 million compared to $73.3 million in 1996 and $55.3 million in 1995. Net sales in 1997 increased 5% as a result of a 3% increase in unit shipments and a 2% increase in average selling prices (ASP's). Net sales in 1996 increased 33% as a result of a 14% increase in unit shipments and a 15% increase in ASP's. Sales to date consist principally of single and dual chamber Aspen Strip and to a lesser extent, CVD and LiteEtch systems, spare parts and service revenue. See "Business--Factors That May Affect Future Results and Market Price of Stock." Higher ASP's have resulted primarily from increasing sales of the newer CVD and LiteEtch systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 65%, 76%, and 67% of total net sales for the years ended December 31, 1997, 1996 and 1995, respectively. All sales are denominated in U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of sales, primarily due to orders from customers in Japan and the Pacific Rim. The Company's operating results have been, and in the future will likely be, materially and adversely affected by any significant market downturn in Japan or the Pacific Rim such as has recently been experienced as a result of the Asian economic problems.

GROSS MARGIN

Gross margins for 1997 decreased to 52% compared to 55% in 1996 and 1995. Gross margins declined in 1997 primarily as a result of pricing pressures and manufacturing variances due to the higher inefficiencies associated with the slowdown in the second half of 1996 and the first two quarters of 1997. Gross margins on shipments through Marubeni increased in 1996 as a result of the 1995 agreement, as described above. This increase was offset by manufacturing inefficiencies associated with the slowdown in the second half of 1996.

The Company's gross margin will continue to be affected by a variety of factors. In particular, lower economies of scale have adversely affected gross margin over the prior year and may affect gross margin in the future. Lower gross margins will result given the Company's increased manufacturing overhead with lower sales levels expected by the Company for the first two quarters of fiscal 1998 augmented by a higher level of finished goods at December 31, 1997. During 1997, the Company experienced substantial pricing pressure and there can be no assurance that the Company will not continue to experience pricing pressures in the future. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the Company's Japanese subsidiary, Mattson Technology Center K.K. ("MTC")

The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. The continuing uncertainties regarding market conditions and customer order changes also contribute to lower manufacturing efficiency and could result in lower gross margins. In addition, new system introductions and enhancements may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing new products.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for 1997 were $14.7 million, or 19% of sales, compared to $11.5 million, or 16% of sales in 1996 and $6.3 million, or 11% of sales in 1995. The increase in expenses for 1997 was primarily due to salaries and related expenses which increased to $6.1 million from $5.4 million in 1996 and $3.5 million in 1995 and engineering project materials which increased to $3.1 million in 1997 from $2.0 million in 1996 and $1.1 million in 1995. The increase in salaries and related expenses was due to increases in personnel required to support the Company's anticipated long-term future growth, including the support of the Company's multi-product strategy and development of a new platform to support 300mm wafers. The increase in engineering project materials was due to ongoing and new product development. Research, development and engineering expenses also increased in 1996 compared to 1995 due to the Company's establishment of a subsidiary in Japan, as described above. Increases in research, development and engineering expenses as a percentage of revenue in 1996 and 1997 largely resulted from continued investment in new product. The Company believes that continued investment in research and development, including its multi-product strategy and its 300mm development program, is critical to maintaining a strong technological position in the industry. However, there can be no assurance that the Company will be able to improve its existing systems and process technologies or to develop new technologies or systems. See "Business--Factors That May Affect Future Results and Market Price of Stock."

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for 1997 were $24.5 million, or 32% of net sales, compared to $20.9 million, or 29%, in 1996 and $11.4 million, or 21% in 1995. The increase in expenses was primarily due to salaries, commissions and related expenses which increased to $16.7 million from $13.1 million in 1996 and $7.3 million in 1995 and travel and entertainment expenses which increased to $3.0 million from $2.7 million in 1996 and $1.2 million in 1995. The increase in salaries and related expenses was due to increases in personnel required to support the Company's anticipated long-term future growth. The increase in travel and entertainment expenses was primarily due to increases in sales activity and support activity. Buildings and utilities also increased to $2.0 million from $1.2 million in 1996, primarily as a result of an additional 31,000 square feet leased and the increased building lease costs due to the renewal of the lease of the Company's headquarters in Fremont, California. Selling, general and administrative expenses increased in 1996 compared to 1995 due to the Company's establishment of a subsidiary in Japan, as described above, the continued investment in sales and support offices in Taiwan, Korea and Germany and the expansion of the Company's headquarters facilities. See "Business--Factors That May Affect Future Results and Market Price of Stock."

TAX PROVISION

During 1997, 1996 and 1995 the Company provided taxes at an effective tax rate of 24.0%, 33.0% and 27.9%, respectively. The 1997 and 1996 tax rate is less than the federal statutory rate as a result of benefits derived from the Company's foreign sales corporation and the research and development tax credit, which Congress reinstated effective July 1, 1996. The 1995 tax rate is less than the federal statutory rate as a result of realization of deferred tax assets of $1.4 million previously reserved and tax credits, partially offset by state taxes.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has commenced a Year 2000 date conversion project to address necessary changes and an implementation strategy. The "Year 2000 Computer Problem" creates risks for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. The Company does not anticipate that it will incur material expenditures for the resolution of any Year 2000 issues related either to its own information systems, databases and programs, or its products. However, there can be no assurance that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors. In addition, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. Management is in the process of determining the impact, if any, that third parties who are not Year 2000 compliant may have on the operations of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources including unrealized gains and losses on available for sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and such adoption will not have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 31, 1997. It also establishes standards for related disclosures about products and services, geographical areas and major customers. It is not expected that adoption of SFAS No. 131 will have any impact on the Company's consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's operating results are subject to a variety of risks characteristic of the semiconductor manufacturing equipment industry, including intense competition, fluctuating demand, significant volatility, rapid technological change, and booking and shipment uncertainties. The Company is actively developing new products that it believes will meet future customer needs, but no assurance can be given that its efforts will be successful. Fluctuations in the Company's operating results could occur in the future due to any of these factors or many others, including those discussed in the Overview, general economic conditions or other conditions specific to the semiconductor equipment manufacturing industry. See "Business--Factors That May Affect Future Results and Market Price of Stock."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short term investments equaled $34.2 million at December 31, 1997. The Company had no long term debt. Stockholder's equity at December 31, 1997 was approximately $68 million.

Cash generated from operations has been sufficient historically to fund the Company's investment in research and development activities and Company growth.

Cash and cash equivalents increased by $4.0 million in 1997. Net cash provided by operating activities in 1997 was $3.1 million. The net cash provided in 1997 was primarily attributable to net income of $1.4 million, non cash depreciation charges of $2.9 million, a decrease in receivable balances of $1.2 million, offset by an increase in inventories of $6.1 million. Net cash provided by investing activities in 1997 was $3.4 million primarily from the sales and maturities of short term securities of $25.0 million, partially offset by purchases of short-term investments of $16 million and the acquisition of property and equipment of $4.7 million. Net cash used by financing activities in 1997 was $2.2 million primarily from the repurchase of the Company's Common Stock, partially offset by the net proceeds from the issuance of Common Stock.

The Company's Board of Directors has authorized the Company to repurchase during the next three years up to 1,000,000 shares of the Company's Common Stock in the open market from time to time. As of February 27, 1998, the Company had 14,220,115 shares outstanding. The purpose of the repurchase program is to acquire shares to fund the Company's stock based employee benefit programs, including the employee stock purchase plan and the stock option plan.

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

MARKET RISK DISCLOSURE

As of December 31, 1997, the Company's investment portfolio consisted of fixed income securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels of December 31, 1997, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company has international facilities and is, therefore, subject to foreign currency exposure. To date, exposure to the Company related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 10% from rates at December 31, 1997, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

The local currency is the functional currency for all foreign sales operations except those in Japan, where the U.S. dollar is the functional currency. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a separate component of stockholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----
      Consolidated Financial Statements:

      Consolidated Balance Sheet as of                                 24
         December 31, 1997 and 1996

      Consolidated Statement of Income                                 25
         for the years ended December 31,
         1997, 1996 and 1995

      Consolidated Statement of                                        26
         Stockholders' Equity for the
         three years ended December 31, 1997

      Consolidated Statement of Cash Flows                             27
         for the years ended December 31,
         1997, 1996 and 1995

      Notes to Consolidated Financial Statements                       28

      Report of Independent Accountants                                37

      Financial Statement Schedules:
         All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31,                                                        1997       1996
-------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 25,583   $ 21,547
   Short-term investments                                          8,598     16,620
   Accounts receivable, net                                       14,784     15,954
   Inventories                                                    19,068     12,954
   Deferred taxes                                                  4,222      4,197
   Prepaid expenses and other current assets                       1,000        882
                                                                --------   --------
      Total current assets                                        73,255     72,154
Property and equipment, net                                       11,188      9,373
Other assets                                                           -      2,962
                                                                --------   --------
                                                                $ 84,443   $ 84,489
                                                                --------   --------
                                                                --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $    3,349  $   1,240
   Accrued liabilities                                            12,910     14,134
                                                                --------   --------
      Total current liabilities                                   16,259     15,374
                                                                --------   --------

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common Stock, par value $0.001, 60,000 shares authorized;
      14,289 issued, 14,189 outstanding in 1997 and 14,197
       shares issued and outstanding in 1996                          14         14
   Additional paid in capital                                     57,418     57,566
   Cumulative translation adjustments                               (290)       (54)
   Treasury stock, at cost                                        (1,075)         -
   Other                                                               -        (36)

   Retained earnings                                              12,117     11,625
                                                                --------   --------
      Total stockholders' equity                                  68,184     69,115
                                                                --------   --------
                                                                $ 84,443   $ 84,489
                                                                --------   --------
                                                                --------   --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31,                                         1997           1996          1995
-----------------------------------------------------------------------------------------
Net sales                                          $ 76,730    $    73,260   $    55,342
Cost of sales                                        37,130         33,231        24,958
                                                   --------    -----------   -----------
    Gross profit                                     39,600         40,029        30,384
                                                   --------    -----------   -----------
Operating expenses:
   Research, development and engineering             14,709         11,507         6,330
   Selling, general and administrative               24,495         20,900        11,416
                                                   --------    -----------   -----------
      Total operating expenses                       39,204         32,407        17,746
                                                   --------    -----------   -----------
Income from operations                                  396          7,622        12,638
Interest and other income                             1,486          2,027         1,906
                                                   --------    -----------   -----------
Income before provision for income taxes              1,882          9,649        14,544
Provision for income taxes                              451          3,184         4,052
                                                   --------    -----------   -----------
Net income                                         $  1,431    $     6,465    $   10,492
                                                   --------    -----------   -----------
                                                   --------    -----------   -----------

Net income per share:
   Basic                                           $   0.10   $       0.46  $       0.80
                                                   --------    -----------   -----------
                                                   --------    -----------   -----------
   Diluted                                         $   0.09   $       0.42  $       0.71
                                                   --------    -----------   -----------
                                                   --------    -----------   -----------

Shares used in computing net income per share:
   Basic                                             14,117         13,997        13,109
                                                   --------    -----------   -----------
                                                   --------    -----------   -----------
   Diluted                                           15,311         15,275        14,854
                                                   --------    -----------   -----------
                                                   --------    -----------   -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                  Additional
                                       Common      Paid In            Cumulative   Treasury Stock    Retained
                                        Stock       Capital           Translation                    Earnings
                                    Shares Amount   Amount     Other  Adjustments  Shares   Amount   (Deficit)    Total
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1994        12,388 $   13 $   33,727  $  (223)   $      -       -   $      -  $ (5,225) $  28,292
Sale of Common Stock, net              983      1     20,674        -           -       -          -         -     20,675
Exercise of stock options              276      -        255        -           -       -          -         -        255
Shares issued under employee
  stock purchase plan                  132      -        774        -           -       -          -         -        774
Income tax benefits realized from
  activity in employee stock plans       -      -        454        -           -       -          -         -        454
Repayment of notes receivable            -      -          -       65           -       -          -         -         65
Amortization of deferred
  compensation                           -      -          -       56           -       -          -         -         56
Net unrealized gain on
  investments                            -      -          -       29           -       -          -         -         29
Cumulative translation
  adjustments                            -      -          -        -         (16)      -          -         -        (16)
Net income                               -      -          -        -           -       -          -    10,492     10,492
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------
Balance at December 31, 1995        13,779     14     55,884      (73)        (16)      -          -     5,267     61,076
Purchase of Common Stock, net          (65)             (442)       -           -       -          -      (107)      (549)
Exercise of stock options              255      -        286        -           -       -          -         -        286
Shares issued under employee
  stock purchase plan                  228      -      1,596        -           -       -          -         -      1,596
Income tax benefits realized from
  activity in employee stock plans       -      -        285        -           -       -          -         -        285
Amortization of deferred
  compensation                           -      -        (43)      60           -       -          -         -         17
Net unrealized loss on
  investments                            -      -          -      (23)          -       -          -         -        (23)
Cumulative translation
  adjustments                            -      -          -        -         (38)      -          -         -        (38)
Net income                               -      -          -        -           -       -          -     6,465      6,465
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------
Balance at December 31, 1996        14,197     14     57,566      (36)        (54)      -          -    11,625     69,115
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------


Purchase of Common Stock, net         (335)     -    (2,197)       -           -    (100)    (1,075)     (939)    (4,211)
Exercise of stock options              183      -        261        -           -       -          -         -        261
Shares issued under employee
  stock purchase plan                  244      -      1,598        -           -       -          -         -      1,598
Income tax benefits realized from
  activity in employee stock plans       -      -        190        -           -       -          -         -        190
Amortization of deferred
  compensation                           -      -          -       13           -       -          -         -         13
Net unrealized loss on
  investments                            -      -          -       23           -       -          -         -         23
Cumulative translation
  adjustments                            -      -          -        -        (236)      -          -         -       (236)
Net income                               -      -          -        -           -       -          -     1,431      1,431
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------
Balance at December 31, 1997        14,289  $  14  $  57,418   $    -      $ (290)   (100)  $( 1,075)  $12,117   $ 68,184
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------
                                    ------  -----  ---------   ------      ------    ----   --------   -------   --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
(IN THOUSANDS)

DECEMBER 31,                                                  1997      1996         1995
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $  1,431   $  6,465      $ 10,492
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                           2,856      1,963           505
      Deferred taxes                                            (25)    (2,184)       (2,013)
      Deferred compensation related to stock options             13         17            56
      Changes in assets and liabilities:
         Accounts receivable                                  1,170     (1,966)       (9,565)
         Inventories                                         (6,114)    (2,115)       (8,501)
         Prepaid expenses and other current assets             (118)      (455)         (311)
         Other assets                                         2,962     (2,962)            -
         Accounts payable                                     2,109     (2,647)        2,724
         Accrued liabilities                                 (1,224)     5,293         6,556
                                                           --------   --------      --------
Net cash provided by (used in) operating activities           3,060      1,409           (57)
                                                           --------   --------      --------

Cash flows from investing activities:
   Acquisition of property and equipment                     (4,671)    (6,685)       (2,376)
   Purchases of short-term investments                      (16,468)   (36,293)      (39,521)
   Sales and maturities of short-term investments            24,513     47,511        21,894
                                                           --------   --------      --------
Net cash provided by (used in) investing activities           3,374      4,533       (20,003)
                                                           --------   --------      --------

Cash flows from financing activities:
   Proceeds from the issuance of Common Stock, net            2,049      1,882        21,704
   Repurchase of Common Stock                                (4,211)      (549)            -
   Repayment of notes receivable from shareholders               -          -             65
                                                           --------   --------      --------
Net cash provided by (used in) financing activities          (2,162)     1,333        21,769
                                                           --------   --------      --------

Effect of exchange rate changes                                (236)       (38)          (16)
                                                           --------   --------      --------

Net increase in cash and cash equivalents                     4,036      7,237         1,693
Cash and cash equivalents, beginning of period               21,547     14,310        12,617
                                                           --------   --------      --------
Cash and cash equivalents, end of period                   $ 25,583   $ 21,547      $ 14,310
                                                           --------   --------      --------
                                                           --------   --------      --------

Supplemental disclosures:
   Cash paid for income taxes                              $    629   $  4,701      $  4,163

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mattson Technology, Inc. (the "Company") was incorporated in California on November 18, 1988. In September, 1997 the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the California corporation, no par value common stock, was converted automatically to one share of the new Delaware corporation $0.001 par value common stock. The financial statements have been restated to reflect this change as though the change had taken place as of the earliest period presented.

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

The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Sunday closest to March 31, June 30 and September 30.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of commercial paper and U.S. Treasury securities with maturities of more than three months. Investments are classified as "available for sale," and are measured at market value. Net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed by specific identification. At December 31, 1996 and 1997 the difference between market value and cost was not significant.

INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is less.

COMMON STOCK

In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). In accordance with the provisions of FAS 123, the Corporation applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at date of grant. Note 3 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1997, 1996 and 1995 for compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

SALES RECOGNITION

System sales are generally recognized upon shipment. However, in certain circumstances, the Company allows customers to evaluate systems, and since customers can return such systems to the Company any time with limited or no penalty, the Company does not recognize the associated sale until an evaluation system is accepted by the customer. Income related to sales of up to $1,000,000 to the Company's distributor in Japan is deferred under the rights of return provisions of the distribution agreement (see Note 6). Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract. A provision for the estimated future cost of system installation and warranty is recorded at the time revenue is recognized.

FOREIGN CURRENCY ACCOUNTING

The local currency is the functional currency for all foreign operations except those in Japan, where the U.S. dollar is the functional currency. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of stockholders' equity. Foreign currency transaction gains and losses have not been material.

NET INCOME PER SHARE

The Company has adopted Financial Accounting Standards Board (FASB) Statement 128 effective with the quarter and year ended December 31, 1997. All earnings per share data has been restated to reflect the FASB 128 method of computation. FASB 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

During the years ended December 31, 1997, 1996 and 1995 there were no differences between the numerators used for the basic and diluted EPS calculations and the total amount of the differences in the denominators in those years is attributable to the effect of dilutive stock options.

RECLASSIFICATION

Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

2.   BALANCE SHEET DETAIL
      (IN THOUSANDS)

December 31,                                                   1997       1996
--------------------------------------------------------------------------------
INVENTORIES:
     Purchased parts and raw materials                      $  7,648   $  6,763
     Work-in-process                                           7,606      4,634
     Finished goods                                            2,266        734
     Evaluation systems                                        1,548        823
                                                            --------   --------
                                                            $ 19,068   $ 12,954
                                                            --------   --------
                                                            --------   --------
PROPERTY AND EQUIPMENT:
     Machinery and equipment                                $  8,277   $  6,971
     Furniture and fixtures                                    4,412      2,329
     Leasehold improvements                                    1,264      1,360
     Construction-in-progress                                  1,956      1,023
                                                            --------   --------
                                                              15,909     11,683
     Less: accumulated depreciation and amortization          (4,721)    (2,310)
                                                            --------   --------
                                                            $ 11,188    $ 9,373
                                                            --------   --------
                                                            --------   --------
ACCRUED LIABILITIES:
     Warranty, installation and retofit reserve             $  4,756   $  3,378
     Accrued compensation and benefits                         2,199      1,252
     Income taxes                                              1,971      2,082
     Commissions                                               1,277      1,082
     Deferred income                                           1,598      4,966
     Other                                                     1,109      1,374
                                                            --------   --------
                                                            $ 12,910   $ 14,134
                                                            --------   --------
                                                            --------   --------

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

In 1996 the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market. As of December 31, 1997, 500,000 shares had been repurchased by the Company for funding the Company's Employee Stock Purchase Plan. There were 400,000 shares purchased, prior to the reincorporation in Delaware in September 1997, which were retired. The 100,000 shares repurchased after the reincorporation in Delaware are held as treasury stock.

STOCK OPTION PLAN

In September 1989, the Company adopted an incentive and non-statutory stock option plan (the "Plan") under which a total of 4,300,000 shares of Common Stock have been reserved for future issuance including increases of 600,000 shares in 1995, 1,000,000 shares in 1996 and 300,000 shares in 1997. Options granted under the Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remainder vesting 1/36th per month, thereafter.

In February 1994, the Company granted 260,000 options to employees to purchase Common Stock at $0.20 to $0.50 per share. The Company recorded deferred compensation related to these grants of $193,000 which was amortized as compensation expense over the related vesting period of the options. At December 31, 1997, the deferred compensation was fully amortized.

The following table summarizes activity under the Plan (in thousands, except prices):

                                 SHARES                                        WEIGHTED
                                AVAILABLE       OPTIONS         OPTION         AVERAGE
                                FOR GRANT     OUTSTANDING        PRICE      EXERCISE PRICE
                                ---------     -----------    -------------- --------------
Balance at December 31, 1994       251           2,010       $ 0.20 - 10.41   $   1.76

Shares authorized                  600               -
Options granted                   (626)            626       $ 8.50 - 28.38   $  19.59
Options exercised                    -            (276)      $ 0.20 -  3.00   $   0.92
Options canceled                    39             (39)      $ 0.20 - 28.38   $   6.93
                               -------         -------
Balance at December 31, 1995       264           2,321       $ 0.20 - 28.38   $   6.62

Shares authorized                1,000               -
Options granted                 (1,240)          1,240       $ 8.50 - 16.50   $  10.08
Options exercised                    -            (255)      $ 0.20 -  9.00   $   1.12
Options canceled                   762            (762)      $ 0.20 - 28.38   $  17.35
                               -------         -------
Balance at December 31, 1996       786           2,544       $ 0.20 - 24.50   $   5.62

Shares authorized                  300               -
Options granted                   (926)            926       $ 7.00 - 15.25   $   9.66
Options exercised                    -            (182)      $ 0.20 - 12.25   $   1.43
Options canceled                   221            (221)      $ 0.20 - 23.25   $   9.48
                               -------         -------
Balance at December 31, 1997       381           3,067       $ 0.20 - 24.50   $   6.82
                               -------         -------
                               -------         -------

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

The following table summarizes information about stock options outstanding at December 31, 1997: (amounts in thousands except exercise price and contractual life)

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------------------------------------------     -------------------------------
                                         WEIGHTED-
                        NUMBER            AVERAGE           WEIGHTED-         NUMBER           WEIGHTED
    RANGE OF         OUTSTANDING        REMAINING           AVERAGE        EXERCISABLE        AVERAGE
 EXERCISE PRICES     AT 12/31/97     CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97     EXERCISE PRICE
----------------     -----------     -----------------   ---------------   ------------    ---------------
$ 0.20 - $ 2.00           780           4.6 years          $   1.01            748           $   0.98
$ 2.20 - $ 8.75           742                 6.9          $   6.05            273           $   4.52
$ 8.88 - $ 9.00            91                 7.7          $   9.00             51           $   8.98
$ 9.25 - $ 9.38           864                 9.1          $   9.37            146           $   9.37
$ 9.50 - $24.50           590                 7.4          $  11.41            143           $  11.24
                        -----            --------          --------          -----           --------
$ 0.20 - $24.50         3,067                 7.0          $   6.82          1,361           $   3.97
                        -----            --------          --------          -----           --------
                        -----            --------          --------          -----           --------

The weighted average grant date fair value of stock options granted in 1997, 1996 and 1995 was approximately $4.67, $3.83, and $9.47, respectively.

Compensation cost for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted average assumptions:

                                                       1997    1996     1995
                                                     ------  ------   ------
     Expected dividend yield                              -       -        -
     Expected stock price volatility                   0.60    0.63     0.61
     Risk-free interest rate                           6.0%    5.7%     6.7%
     Expected life of options (from vesting date)    1 year  1 year   1 year

EMPLOYEE STOCK PURCHASE PLAN

In August 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares of Common Stock have been reserved for future issuance, including an increase of 200,000 shares in 1995, 65,000 in 1996 and 400,000 shares in 1997. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock under the Purchase Plan and participants may not purchase more than $25,000 worth of Common Stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of Common Stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share of 85% of the market price of the Common Stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower. Approximately $312,000 and $227,000 was accrued for use to purchase shares under the Purchase Plan at December 31, 1997 and 1996, respectively.

The weighted average grant date fair value of employee purchase plan rights granted in 1997, 1996 and 1995 was approximately $2.96, $4.36, and $7.00, respectively.

Compensation cost is recognized for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option pricing model with the following average assumptions:

                                                       1997       1996      1995
                                                   --------   --------  --------
     Expected dividend yield                              -          -         -
     Expected stock price volatility                   0.60       0.63      0.61
     Risk-free interest rate                           6.0%       5.7%      6.7%
     Expected life of options (from vesting date)  6 months   6 months  6 months

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

PROFORMA EFFECT OF STOCK BASED COMPENSATION PLANS

In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 in accounting for its Incentive Stock Option and Employee Stock Purchase plans and accordingly, does not recognize compensation cost in the statement of operations because the exercise price of the employees stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


Year ended December 31,                                 1997    1996      1995
---------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net income - as reported                         $1,431  $6,465   $10,492
     Net income (loss) - pro forma                  $(2,154)  $2,838    $9,120
     Net income per share - as reported:
        Basic                                         $ 0.10  $ 0.46    $ 0.80
        Diluted                                       $ 0.09  $ 0.42    $ 0.71
     Net income (loss) per share - pro forma:
        Basic                                       $ (0.15)  $ 0.20    $ 0.70
        Diluted                                     $ (0.15)  $ 0.19    $ 0.62

4.  INCOME TAX PROVISION
(in thousands)

The components of income before provision for income taxes are as follows:

 December 31,                                   1997      1996       1995
--------------------------------------------------------------------------
 Domestic income                              $1,347   $ 9,055  $  14,471
 Foreign income                                  535       594         73
                                              ------   -------   --------
    Income before provision for income taxes  $1,882   $ 9,649   $ 14,544
                                              ------   -------   --------
                                              ------   -------   --------

The provision for income taxes consists of the following:

December 31,                         1997      1996        1995
----------------------------------------------------------------
Current:
   Federal                         $  237   $ 4,640   $   4,981
   State                                2       415       1,043
   Foreign                            237       313          41
                                   ------   -------   ---------
Total Current                         476     5,368       6,065
                                   ------   -------   ---------
Deferred:
   Federal                            180    (1,933)     (1,839)
   State                             (205)     (251)       (174)
Total Deferred                        (25)   (2,184)     (2,013)
                                   ------   -------   ---------
    Provision for income taxes     $  451   $ 3,184   $   4,052
                                   ------   -------   ---------
                                   ------   -------   ---------

The provision for income taxes reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate of 35% as follows:

December 31,                                           1997       1996        1995
----------------------------------------------------------------------------------
Provision at statutory rate                           $ 659    $ 3,377     $ 5,090
Research and development tax credits                   (307)      (190)          -
Realized deferred tax assets previously reserved          -          -      (1,436)
State taxes, net of federal benefit                      51        106         801
Foreign earnings taxed at higher rates                   81        111           -
Benefit of foreign sales corporation                    (51)      (354)       (431)
Other                                                    18        134          28
                                                      -----    -------     -------
Total provision for income taxes                      $ 451    $ 3,184     $ 4,052
                                                      -----    -------     -------
                                                      -----    -------     -------

Deferred tax assets are comprised of the following:

December 31,                               1997       1996        1995
----------------------------------------------------------------------
Reserves not currently deductible      $  3,506   $  3,042    $  1,621
Deferred income                             638      1,155         257
Other                                        78          -         135
                                       --------   --------    --------
Total net deferred taxes               $  4,222   $  4,197    $  2,013
                                       --------   --------    --------
                                       --------   --------    --------

During 1995 the Company realized $1.4 million of deferred tax assets previously reserved, reducing the valuation allowance by a corresponding amount.

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

PROFIT SHARING PLAN

In February 1994, the Company implemented a profit sharing plan, wherein, as determined by the board of directors, a percentage of income from operations is accrued and distributed to all employees excluding management. The total charge to operations for the years ended December 31, 1997, 1996 and 1995 under the profit sharing plan was approximately $85,000, $411,000, and $552,000, respectively.

6. CERTAIN TRANSACTIONS

The Company has a distribution agreement with Marubeni, a Japanese distributor. Marubeni owned approximately 4% of the Company's Common Stock at December 31, 1997. In addition, the Company formed a subsidiary in Japan in October 1995 in which Marubeni has a minority interest. Prior to January 1996, one member of the Company's board of directors was also a Vice President of Marubeni. In January 1996, this board member left Marubeni and the Company's board of directors and accepted a position with the Company's Japanese subsidiary. Transactions between the Company and Marubeni prior to January 1996 were considered related party transactions.

The following is a summary of the Company's transactions with the distributor (in thousands):

December 31,                                           1997      1996      1995
--------------------------------------------------------------------------------
Net sales through the distributor for the period   $  9,987 $  22,804 $  16,994
Accounts receivable at period end                     1,555     2,255     1,402
Deferred income at period end                           591       591       591
Minority interest in joint venture                      200       204       189

In the event of termination of the distribution agreement, the Company would be obligated to repurchase up to a maximum of $1,000,000 of inventory related to the Company's sales to Marubeni. The Company recorded deferred income at the time of sale to cover this right of return. At December 31, 1997 and 1996, deferred income of $591,000 related to this agreement resulted from deferred revenue of $1,000,000 less the estimated inventory value to the Company of $409,000.

The Company purchases certain inventory parts from a supplier company which is majority owned by the CEO of the Company. The Company believes the terms of these purchases are no less favorable than could be obtained from third party suppliers. Net purchases were $739,000, $991,000 and $997,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

December 31,                           1997    1996     1995
--------------------------------------------------------------
United States                           35%     24%      33%
Japan                                   13%     31%      31%
Pacific Rim                             46%     39%      30%
Europe                                   6%      6%       6%
                                       ---     ---      ---
                                       100%    100%     100%
                                       ---     ---      ---
                                       ---     ---      ---

8. FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK AND SALES TO SIGNIFICANT CUSTOMERS

CURRENCY SWAP CONTRACTS

Currency swap contracts are entered into primarily to hedge against the short-term impact of fluctuations in the Yen denominated monetary assets of the subsidiary in Japan. At December 31, 1997, the Company had a contract to sell 25.0 million Yen ($0.2 million) which matures in 1998. Because the impact of movements in currency exchange rates on currency swap contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses to date have not been material.

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

The fair values of the Company's cash and cash equivalents and short-term investments are not significantly different than cost. All short-term investments mature within one year.

The Company's trade accounts receivable are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers (semiconductor manufacturers and its Japanese distributor) and to date has not experienced any material losses. As of December 31, 1997 and 1996, the Company had an allowance for doubtful accounts of $100,000.

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

For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. The following table summarizes the percentage of net sales to significant customers:


December 31,                         1997  1996   1995
-------------------------------------------------------
A                                      3%    7%    16%
B                                       -     -    15%
C                                     11%    6%     5%

9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases which expire at various dates through 2000 with minimum annual rental commitments as follows (in thousands):

           1998                              $  1,477
           1999                                   572
           2000                                    34
                                             --------
                                             $  2,083
                                             --------
                                             --------

Rent expense was $1,755,000, $1,421,000 and $390,000 for 1997, 1996, and
1995, respectively.

The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes they will not have a material adverse effect on the financial position or results of the operations of the Company.

Report of Independent Accountants
-----------------------------------------------------------------------------

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 22, 1998

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in the 1998 Proxy Statement under the captions "Election of Directors" and "Additional Information" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 1998 Proxy Statement under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information related to security ownership of certain beneficial owners and security ownership of management will be set forth in the 1998 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)  FINANCIAL STATEMENTS

     The financial statements and schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 23.

(a)(3)  EXHIBITS

     The documents listed on the Exhibit Index appearing at page 40 of this Report are filed herewith. The 1998 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the
     Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

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

                     MATTSON TECHNOLOGY, INC. (Registrant)


     By:    / s/ Brad Mattson                March 31, 1998
         --------------------------
         Brad Mattson
         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/                      Chief Executive                         March 31, 1998
---------------------          Officer and Director
Brad Mattson                   (Principal Executive Officer)


/s/                      Vice President - Finance                March 31, 1998
---------------------          and Chief Financial Officer
Richard Mora                   (Principal Financial and
                               Accounting Officer)

/s/                      Director                                March 31, 1998
---------------------
Stephen Ciesinski


/s/                      Director                                March 31, 1998
---------------------
John Savage


/s/                      Director                                March 31, 1998
---------------------
Shigeru Nakayama


/s/                      Director                                March 31, 1998
---------------------
Kenneth Smith

                                   EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.

                                                                      Management Contract           Prior Filing or
Exhibit                                                               or Compensatory Plan          Sequential Page
Number    Description                                                 or Arrangement                Number Herein
--------  -----------                                                 --------------------          ----------------
 3.1      Restated Articles of Incorporation of the Company                                         (1)
 3.2      Bylaws of the Registrant                                                                  (1)
 4.1      Form of Stock Certificate                                                                 (1)
10.1      Marubeni Japanese Distribution Agreement, as amended                                      (2)
10.2      1989 Stock Option plan, as amended                                              C         (3)
10.3      1994 Employee Stock Purchase Plan                                               C         (1)
10.4      Form of Indemnification Agreement                                               C         (1)
21.1      Subsidiaries of Registrant
23.1      Consent of Independent Accountants
27        Financial Data Schedule

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1996.


(3) Incorporated by reference to the corresponding Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-3929)