Form 10-Q
period 1998-03-29
MATTSON TECHNOLOGY INC
filed 1998-05-13
CIK 928421

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                         OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


Commission file number 0-21970

                              MATTSON TECHNOLOGY, INC.
               (Exact name of registrant as specified in its charter)

DELAWARE                                     77-0208119
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                      94538
(Address of principal executive offices)              (Zip Code)

                                   (510)  657-5900
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     X      No
                                _____        _____

       Number of shares of common stock outstanding as of April 30, 1998:
                                     14,480,179

                          PART I -- FINANCIAL INFORMATION


1.   FINANCIAL STATEMENTS

                              MATTSON TECHNOLOGY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands)
                                    (unaudited)

                                       ASSETS


                                                MAR. 29,         DEC. 31,
                                                  1998             1997
                                                --------         --------
Current assets:
    Cash and cash equivalents                   $33,454          $25,583
    Short-term investments                        7,107            8,598
    Accounts receivable, net                     11,271           14,784
    Inventories                                  15,254           19,068
    Deferred taxes                                4,222            4,222
    Prepaid expenses and other current assets       986            1,000
                                                -------          -------
      Total current assets                       72,294           73,255
Property and equipment, net                      11,581           11,188
                                                -------          -------
                                                $83,875          $84,443
                                                -------          -------
                                                -------          -------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $ 2,244          $ 3,349
    Accrued liabilities                          14,605           12,910
                                                -------          -------
      Total current liabilities                  16,849           16,259
                                                -------          -------
Stockholders' equity:
    Common stock                                     14               14
    Additional paid in capital                   57,458           57,418
    Retained earnings                            10,897           12,117
    Treasury stock                               (1,075)          (1,075)
    Other                                          (268)            (290)
                                                -------          -------
      Total stockholders' equity                 67,026           68,184
                                                -------          -------
                                                $83,875          $84,443
                                                -------          -------
                                                -------          -------

       See accompanying notes to condensed consolidated financial statements.

                              MATTSON TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share amounts)
                                    (unaudited)



                                                    THREE MONTHS ENDED
                                                  MAR. 29,      MAR. 30,
                                                    1998          1997
                                                  -------       --------
Net sales                                         $20,248       $13,023
Cost of sales                                      11,173         6,458
                                                  -------       --------
  Gross profit                                      9,075         6,565
                                                  -------       --------
Operating expenses:
  Research, development and engineering             4,501         2,944
  Selling, general and administrative               6,725         4,908
                                                  -------       --------
    Total operating expenses                       11,226         7,852
                                                  -------       --------
Loss from operations                               (2,151)       (1,287)
Interest and other income (expense), net              481           437
                                                  -------       --------
Loss before income taxes                           (1,670)         (850)
 Benefit from income taxes                           (450)         (282)
                                                  -------       --------
Net loss                                          $(1,220)        $(568)
                                                  -------       --------
                                                  -------       --------

Net loss per share:
    Basic                                          $(0.09)       $(0.04)
                                                  -------       --------
    Diluted                                        $(0.09)       $(0.04)
                                                  -------       --------
Weighted average shares outstanding:
    Basic                                          14,254        14,180
                                                  -------       --------
    Diluted                                        14,254        14,180
                                                  -------       --------

       See accompanying notes to condensed consolidated financial statements.

                              MATTSON TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)



                                                              THREE MONTHS ENDED
                                                          MAR. 29,         MAR. 30,
                                                             1998            1997
                                                          -------          ---------
Cash flows from operating activities:
    Net loss                                              $(1,220)         $(568)
    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
      Depreciation and amortization                           815            698
      Changes in assets and liabilities:
         Accounts receivable                                3,513           (280)
         Inventories                                        3,814         (2,255)
         Prepaid expenses and other assets                     14             90
         Accounts payable                                  (1,105)           705
         Accrued liabilities                                1,695           (537)
                                                          -------       --------
      Net cash provided by (used in) operating activities   7,526         (2,147)
                                                          -------       --------
Cash flows from investing activities:
    Acquisition of property and equipment                  (1,208)          (227)
    Purchases of short-term investments                     2,537         (7,956)
    Sales and maturities of short-term investments          4,028          3,912
                                                          -------       --------
      Net cash provided by (used in) investing activities     283         (4,271)
                                                          -------       --------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net            40             19
    Purchase of Common Stock                                    -         (1,973)
                                                          -------       --------
      Net cash provided by (used in) financing activities      40         (1,954)
                                                          -------       --------
Effect of exchange rate changes on cash and
         cash equivalents                                      22            (29)
                                                          -------       --------
Net increase (decrease) in cash and cash equivalents        7,871         (8,401)
Cash and cash equivalents, beginning of period             25,583         21,547
                                                          -------       --------
Cash and cash equivalents, end of period                  $33,454        $13,146
                                                          -------       --------
                                                          -------       --------

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

The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report for the year ended December 31, 1997.

The results of operations for the three months ended March 29, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):


                                                   MAR. 29,            DEC. 31,
                                                     1998                 1997
                                                   --------            --------
Inventories:
    Purchased parts and raw materials               $7,431              $7,648
    Work-in-process                                  5,593               7,606
    Finished goods                                   1,960               2,266
    Evaluation systems                                 270               1,548
                                                   -------            --------
                                                   $15,254             $19,068
                                                   -------            --------
                                                   -------            --------

Accrued liabilities:
    Warranty reserve                                $5,081              $4,756
    Accrued compensation and benefits                2,063               2,199
    Income taxes                                     1,119               1,971
    Commissions                                        950               1,277
    Deferred income                                  3,930               1,598
    Other                                            1,462               1,109
                                                   -------            --------
                                                   $14,605             $12,910
                                                   -------            --------
                                                   -------            --------


NOTE 3  CERTAIN STOCK TRANSACTIONS

In March 1998, the Board of Directors has authorized the Company to purchase up to 1,000,000 shares of the Company's Common Stock, of which no shares have been purchased as of March 29, 1998.

NOTE 4  NET INCOME (LOSS) PER SHARE

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

During the quarters ended March 29, 1998 and March 30, 1997 there were no differences between the numerators used for the basic and diluted EPS calculations. There were also no differences in the denominators in those quarters because the effect of including stock options would be anti-dilutive. Total stock options outstanding at March 29, 1998 and March 30, 1997 were 2,674,736 and 2,461,744, respectively.

NOTE 5  NEW ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (loss):

                                                        THREE MONTHS ENDED
(in thousands)                                         MAR. 29,     MAR. 30,
                                                         1998         1997
                                                       -------      --------
Net loss                                               $(1,220)      $ (568)
Foreign currency translation adjustments                    22          (34)
                                                       -------      --------
Comprehensive income (loss)                            $(1,198)      $ (602)
                                                       -------      --------
                                                       -------      --------


The accumulated other comprehensive income of ($268,000) and ($290,000) at March 29, 1998 and March 30, 1997, respectively is comprised only of cumulative translations adjustments.

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

As a result of the previous well-publicized Asian Financial Crisis, particularly as it has impacted the market for DRAMs, many semiconductor manufacturers have been delaying or canceling previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and the Company expects that they will continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of any slowdown and the short term and ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

The Company experienced a loss in the quarter ended March 29, 1998 and expects to continue to incur losses at least for the next two quarters. In response to the continuing "pushouts" and cancellations of orders from Asian customers, the Company has initiated cost control measures, including a 15 percent reduction in its workforce and a reduction in executive salaries in March 1998. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:



                                             MAR. 29,           MAR. 30,
                                               1998                1997
                                             --------           --------
Net sales                                     100%               100%
Cost of sales                                  55%                50%
                                             --------           --------
    Gross margin                               45%                50%
                                             --------           --------
Operating expenses:
    Research, development and engineering      22%                23%
    Selling, general and administrative        33%                38%
      Total operating expenses                 55%                60%
Loss from operations                          (11%)              (10%)
Loss before income taxes                       (8%)               (7%)
Net loss                                       (6%)               (4%)



NET SALES

Net sales for the first quarter of 1998 increased 55% to $20.3 million from $13.0 million for the first quarter of 1997. The quarterly increase in sales reflects a 39% increase in unit sales for the first quarter of 1998 compared to the first quarter of 1997. Average selling prices (ASP's) increased 11% for the first quarter of 1998 compared to the first quarter of 1997. The increase was primarily a result of the proportionate increase in sales between Aspen Strip dual chamber systems compared to Aspen Strip single chamber systems. Sales in the first quarter consist principally of single and dual chamber Aspen Strip systems.

First quarter bookings were $9.6 million, a decrease of 36% compared to bookings of $14.9 million in the first quarter of 1997, resulting in a book to bill ratio of 0.5 to 1.0. This decrease was due principally to the general industry slowdown including "pushouts" of orders and cancellations during the quarter of previously booked orders totaling $7.8 million.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 55% and 50% of net sales for the first quarter of 1998 and 1997, respectively. All sales are denominated in U.S. dollars. Notwithstanding the effects of the Asian Financial Crisis, international sales did not decline as a percentage of revenues as the pushouts and cancellations by Asian based companies included sales by the Company to U.S. based operations and joint ventures of Asian based companies. The Company anticipates that international sales will continue to account for a significant portion of 1998 total net sales and that as a result, the Company will continue to be significantly impacted by regional slowdowns such as that which has resulted from the Asian Financial Crisis.

GROSS MARGIN

The Company's gross margin for the first quarter of 1998 decreased to 45% from 50% for the first quarter of 1997. The decrease in margins for the first quarter of 1998 was due principally to unfavorable manufacturing volume variances. Excess finished goods inventory at the end of the fourth quarter of 1997 required a reduction in first quarter production causing unfavorable overhead and material burdens. Margins were also affected by pricing pressure in Taiwan and Japan.

The Company's gross margin may continue to be affected by a variety of factors. As the industry slowdown has continued, the Company has experienced increasing pricing pressures. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin, as Marubeni is primarily responsible for sales and support costs in Japan. In addition, the Company has incurred additional research, development and engineering and marketing expenses primarily through the Company's Japanese subsidiary, Mattson Technology Center K.K. ("MTC").

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the first quarter of 1998 were $4.5 million, or 22% of net sales, as compared to $2.9 million, or 23%, for the first quarter of 1997. The increase in expenses for the first quarter of 1998 was primarily attributable to salaries and related expenses and engineering materials, which increased to $2.4 million and $1.1 million for the first quarter of 1998 from $1.7 million and $0.6 million for the first quarter of 1997, respectively. The Company believes that continued investment in research and development, including its multi-product strategy and its 300mm development program, is critical to maintaining a strong technological position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter of 1998 were $6.7 million, or 33% of net sales, as compared to $4.9 million, or 38%, for the first quarter of 1997. The increase in expenses for the first quarter of 1998 was primarily due to salary and related expenses which increased to $4.3 million for the first quarter of 1998 from $3.2 million for the first quarter of 1997 and building and utilities which increased to $0.7 million for the first quarter of 1998 from $0.4 million for the first quarter of 1997. Salary and related expenses increased principally as a result of higher quarterly average headcount and the costs associated with the March 1998 reduction in force while the building and utilities costs increased primarily as a result of the lease in 1997 of an additional 100,000 square feet of office space to expand its headquarters in Fremont, California.

PROVISION FOR INCOME TAXES

The Company's expected annual tax rate was 27% in the first quarter of 1998. In the fourth quarter of 1997, the Company revised its expected annual tax rate from 33% to 27% principally as a result of expected lower earnings without a corresponding decrease in tax credits in 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first quarter of 1998 was $7.5 million, compared to $2.1 million of net cash used in operations during the first quarter of 1997. Net cash provided by operations during the first quarter of 1998 was primarily attributable to a decrease in accounts receivable of $3.5 million and a decrease in inventories of $3.8 million.

In March 1998, the Board of Directors has authorized the Company to purchase up to 1,000,000 shares of the Company's Common Stock, of which no shares have been purchased as of March 29, 1998.

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

          None

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


                                       MATTSON TECHNOLOGY, INC.


Date: May 13, 1998                     /s/ Richard S. Mora
                                           ---------------
                                           Richard S. Mora
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (as principal financial officer
                                           and on behalf of Registrant)