Form 10-Q
period 1998-06-28
MATTSON TECHNOLOGY INC
filed 1998-08-12
CIK 928421

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                 ----------------------

                                        FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998

                                           OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                 ----------------------

                                MATTSON TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)


DELAWARE                                                        77-0208119
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                      94538
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
      Yes     X      No
            ----       ----

Number of shares of common stock outstanding as of August 6, 1998: 14,705,725

                           PART I -  FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

                              MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)
                                      (unaudited)

                                        ASSETS

                                                            JUNE 28,                 DEC. 31,
                                                              1998                    1997
                                                              ----                    ----
Current assets:
    Cash and cash equivalents                         $      29,773         $       25,583
    Short-term investments                                   10,545                  8,598
    Accounts receivable, net                                 11,572                 14,784
    Inventories                                              13,163                 19,068
    Deferred taxes                                            4,222                  4,222
    Prepaid expenses and other current assets                 1,621                  1,000
                                                      --------------          --------------
      Total current assets                                   70,896                 73,255
Property and equipment, net                                  10,388                 11,188
                                                      --------------          --------------
                                                      $      81,284         $       84,443
                                                      --------------          --------------
                                                      --------------          --------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $        2,076        $         3,349
    Accrued liabilities                                       14,246                 12,910
                                                      --------------          --------------
      Total current liabilities                               16,322                 16,259
                                                      --------------          --------------

Stockholders' equity:
    Common stock                                                  14                     14
    Additional paid in capital                                58,470                 57,418
    Retained earnings                                          9,652                 12,117
    Treasury stock                                            (2,912)                (1,075)
    Other                                                       (262)                  (290)
                                                      --------------          --------------
      Total stockholders' equity                              64,962                 68,184
                                                      --------------          --------------
                                                      $       81,284          $      84,443
                                                      --------------          --------------
                                                      --------------          --------------

       See accompanying notes to condensed consolidated financial statements.

                                    MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (in thousands, except per share amounts)
                                           (unaudited)


                                                             THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                    -----------------------------------        -----------------------------------
                                                         JUNE 28,              JUNE 29,                JUNE 28,           JUNE 29,
                                                          1998                  1997                    1998               1997
                                                          ----                  ----                    ----               ----

Net sales                                             $       15,649      $      16,571         $       35,897        $     29,594
Cost of sales                                                  8,448              8,265                 19,621              14,723
                                                      --------------      --------------        --------------        ------------
  Gross profit                                                 7,201              8,306                 16,276              14,871
                                                      --------------      --------------        --------------        ------------
Operating expenses:
  Research, development and engineering                        3,770              3,233                  8,272               6,177
  Selling, general and administrative                          5,643              5,401                 12,367              10,309
                                                      --------------      --------------        --------------        ------------
    Total operating expenses                                   9,413              8,634                 20,639              16,486
                                                      --------------      --------------        --------------        ------------
Income (loss) from operations                                 (2,212)              (328)                (4,363)             (1,615)
Interest and other income (expense), net                         508                410                    989                 847
                                                      --------------      --------------        --------------        ------------
Income (loss) before income taxes                             (1,704)                82                 (3,374)               (768)
Provision for (benefit from) income taxes                       (459)                27                   (909)               (255)
                                                      --------------      --------------        --------------        ------------
Net income (loss)                                     $       (1,245)     $          55         $       (2,465)       $       (513)
                                                      --------------      --------------        ---------------       ------------
                                                      --------------      --------------        ---------------       ------------
Net income (loss) per share:
    Basic                                             $        (0.09)     $        0.00         $        (0.17)       $      (0.04)
                                                      --------------      --------------        --------------        ------------
                                                      --------------      --------------        --------------        ------------
    Diluted                                           $        (0.09)     $        0.00         $        (0.17)       $      (0.04)
                                                      --------------      --------------        --------------        ------------
                                                      --------------      --------------        --------------        ------------
Weighted average shares outstanding:
    Basic                                                     14,474             14,019                 14,364              14,100
                                                      --------------      --------------        --------------        -------------
                                                      --------------      --------------        --------------        -------------
    Diluted                                                   14,474             15,004                 14,364              14,100
                                                      --------------      --------------        --------------        -------------
                                                      --------------      --------------        --------------        -------------


         See accompanying notes to condensed consolidated financial statements.

                                    MATTSON TECHNOLOGY, INC.
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                  ----------------
                                                                                     JUNE 28,                             JUNE 29,
                                                                                      1998                                 1997
                                                                                      ----                                 ----
Cash flows from operating activities:
    Net income                                                                       $     (2,465)                $        (513)
    Adjustments to reconcile net income  to
       net cash used in operating activities:
      Depreciation and amortization                                                         1,635                         1,383
Changes in assets and liabilities:
         Accounts receivable                                                                3,211                        (2,435)
         Inventories                                                                        5,905                        (4,461)
         Prepaid expenses and other current assets                                           (620)                         (243)
         Accounts payable                                                                  (1,273)                          838
         Accrued liabilities                                                                1,335                          (809)
                                                                                     -------------                --------------
      Net cash provided by (used in) operating activities                                   7,728                        (6,240)
                                                                                     -------------                --------------
Cash flows from investing activities:
    Acquisition of property and equipment                                                    (835)                       (1,354)
    Purchases of short-term investments                                                   (37,663)                      (11,846)
    Sales and maturities of short-term investments                                         35,732                        16,392
                                                                                     -------------                --------------
      Net cash provided by (used in) investing activities                                  (2,766)                        3,192
Cash flows from financing activities:                                                -------------                --------------
    Proceeds from the issuance of Common Stock, net                                         1,053                           898
    Purchase of Common Stock                                                               (1,837)                       (3,131)
                                                                                     -------------                --------------
      Net cash provided by (used in) financing activities                                    (784)                       (2,233)
                                                                                     -------------                --------------
Effect of exchange rate changes on cash and cash equivalents                                   12                           (42)
                                                                                     -------------                --------------
Net increase in cash and cash equivalents                                                   4,190                        (5,323)
Cash and cash equivalents, beginning of period                                             25,583                        21,547
                                                                                     -------------                --------------
Cash and cash equivalents, end of period                                             $     29,773                 $      16,224
                                                                                     -------------                --------------
                                                                                     -------------                --------------


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

The results of operations for the three month and six month periods ended March 29, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                                        JUNE  28,                   DEC. 31,
                                                                          1998                       1997
                                                                          ----                       ----
Inventories:
    Purchased parts and raw materials                             $        7,298                     7,648
    Work-in-process                                                        4,333                     7,606
    Finished goods                                                           928                     2,266
    Evaluation systems                                                       604                     1,548
                                                                  ---------------             ---------------
                                                                  $       13,163              $     19,068
                                                                  ---------------             ---------------
                                                                  ---------------             ---------------
Accrued liabilities:
    Warranty reserve                                              $        5,190              $      4,756
    Accrued compensation and benefits                                      1,214                     2,199
    Income taxes                                                             828                     1,971
    Commissions                                                              703                     1,277
    Deferred income                                                        4,394                     1,598
    Other                                                                  1,917                     1,109
                                                                  ---------------             ---------------
                                                                  $       14,246              $     12,910
                                                                  ---------------             ---------------
                                                                  ---------------             ---------------

NOTE 3  CERTAIN STOCK TRANSACTIONS

In March 1998, the Company announced that its Board of Directors had authorized the Company to repurchase during the next three years up to 1,000,000 shares of the Company's Common Stock in the open market from time to time. As of August 5, 1998, 274,800 shares had been repurchased by the Company for approximately $1.9 million.

NOTE 4  NEW ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

The following are the components of comprehensive income (loss):

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    ---------------------             ---------------------
(in thousands)                                                    JUNE 28,         JUNE 29,         JUNE 28,         JUNE 29,
                                                                    1998             1997             1998             1997
                                                                    ----             ----             ----             ----
Net income (loss)                                               $  (1,245)       $      55        $  (2,465)       $    (513)
Unrealized gain (loss) on investments                                  21               17               21              (23)
Foreign currency translation adjustments                              (16)             (11)               6              (22)
                                                                ----------       ----------       ----------       ----------

Comprehensive income (loss)                                     $  (1,240)       $      61        $  (2,438)       $    (558)
                                                                ----------       ----------       ----------       ----------
                                                                ----------       ----------       ----------       ----------

The components of accumulated other comprehensive income, net of related tax are as follows:


                                                                    June 28,                         Dec. 31,
(in thousands)                                                       1998                              1997
                                                                     ----                              ----
Unrealized gain (loss) on investments                           $            16                $              -
Cumulative translation adjustments                                         (278)                           (290)
                                                                ----------------               -----------------
                                                                $          (262)               $           (290)
                                                                ----------------               -----------------
                                                                ----------------               -----------------

NOTE 5 NET INCOME (LOSS) PER SHARE

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

During the six months ended June 28, 1998 and June 29, 1997 there were no differences between the numerators used for the basic and diluted EPS calculations. There were differences in the denominators in the period ending June 29, 1997 because of the effect of including stock options. Total stock options outstanding at June 28, 1998 and June 29, 1997 were 2,558,147 and 2,872,691, respectively.

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

The Company has experienced a loss in the current quarter and does not expect to return to profitability before the quarter ending December 31, 1998. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and may continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. The ability of the Company to modify its operations in response to short term changes in market conditions is limited. The extent and duration of the continued reduction in capital spending in the semiconductor industry and the ultimate impact on the Company and its results of operations and financial condition cannot be precisely predicted.

The Company continues to have "pushouts" of orders from Asian customers. In response to the expected lower revenues in the third quarter of 1998, the Company has continued its cost control measures outlined in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders; the ability of the Company to bring new systems to market; the timing of new product releases by the Company's competitors; patterns of capital spending by the Company's customers; market acceptance of new and/or enhanced versions of Company systems; changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold.

The Company generally recognizes a sale upon shipment of a system. However, from time to time, the Company allows customers to evaluate systems. The Company does not recognize the associated sale until and unless an evaluation system is accepted by the customer.

On July 24, 1998 the Company completed its acquisition of Concept Systems Design, Inc. ("Concept"), a supplier of epitaxial (EPI) systems. The transaction was achieved through the merger of a wholly-owned subsidiary of Mattson with and into Concept. In connection with the merger, Mattson issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The Concept Shareholders also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction will be accounted for as a purchase. The acquisition will result in a significant write-off on in-process research and development expenses in the third quarter of 1998 and amortization of goodwill over future periods.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and productivity gains and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters that are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, future results of the Company will depend on a variety of factors as described herein and in other filings made by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                  ------------------
                                                               JUNE 28,          JUNE 29,          JUNE 28,          JUNE 29,
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Net sales                                                       100%              100%              100%              100%
Cost of sales                                                    54%               50%               55%               50%
                                                                ----              ----              ----              ----
    Gross margin                                                 46%               50%               45%               50%
                                                                ----              ----              ----              ----
Operating expenses:
    Research, development and engineering                        24%               20%               23%               21%
    Selling, general and administrative                          36%               33%               35%               35%
      Total operating expenses                                   60%               52%               58%               56%
Income (loss) from operations                                   (14%)              (2%)             (12%)              (6%)
Income (loss) before income taxes                               (11%)               1%               (9%)              (3%)
Net income (loss)                                                (8%)               0%               (7%)              (2%)


NET SALES

Net sales for the second quarter of 1998 decreased 6% to $15.7 million from $16.6 million for the second quarter of 1997. The quarterly decrease in sales reflects an 8% decrease in unit sales for the second quarter of 1998 compared to the second quarter of 1997. Sales in the second quarter consist
principally of single and dual chamber Aspen Strip systems.   Net sales for
the first six months of 1998 increased 21% to $35.9 million from $29.6 million for first six months of 1997. The increase in sales reflects a 13% increase in unit sales for the first six months of 1998 compared to the first six months of 1997.

Second quarter 1998 bookings were $5.1 million, a decrease of 71% compared to bookings of $17.5 million in the second quarter of 1997, resulting in a book to bill ratio of 0.3 to 1.0 in the second quarter of 1998. This decrease was due principally to the general industry slowdown caused by the reduced capital spending in the semiconductor industry.

Average selling prices (ASP's) increased 1% for the second quarter of 1998 compared to the second quarter of 1997. ASP's increased 5% for the first six months of 1998 compared to the first six months of 1997. The increases were primarily a result of the proportionate increase in sales between Aspen Strip dual chamber systems compared to Aspen Strip single chamber systems which were partially offset by a decrease in Lite Etch unit sales.

International sales, which are to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 79% and 61% of net sales for the second quarter of 1998 and 1997, respectively. International sales for the first six months of 1998 and 1997 were 74% and 56% of net sales, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1998 total net sales.

GROSS MARGIN

The Company's gross margin for the second quarter of 1998 decreased to 46% from 50% for the second quarter of 1997, and for the first six months of 1998 decreased to 45% from 50% for the first six months of 1997. The decrease in margins was principally due unfavorable manufacturing volume variances. Excess finished goods inventory at the end of the fourth quarter of 1997 required a reduction in first and second quarter production causing unfavorable overhead and material burdens. Margins were also affected by pricing pressure in Taiwan and Japan.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the second quarter of 1998 were $3.8 million, or 24% of net sales, as compared to $3.2 million, or 20%, for the second quarter of 1997. The increase in expenses for the second quarter of 1998 was primarily due to engineering materials, which increased to $0.9 million for the second quarter of 1998 from $0.4 million for the second quarter of 1997. Research, development and engineering expenses for the first six months of 1998 were $8.3 million, or 23% of net sales, as compared to $6.2 million, or 21%, for the first six months of 1997. The increase in expenses for the first six months of 1998 was primarily due to salaries and related expenses which increased to $4.5 million for the first six months of 1998 from $3.8 million in the first six months of 1997 and from engineering materials which increased to $1.9 million in the first six months of 1998 from $0.9 million in the first six months of 1997. The Company believes that continued investment in research and development, including its multi-product strategy and its 300mm development program, is critical to maintaining a strong technological position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter of 1998 were $5.6 million, or 36% of net sales, as compared to $5.4 million, or 33%, for the second quarter of 1997. Selling, general and administrative expenses for the first six months of 1998 were $12.4 million, or 35% of net sales, as compared to $10.3 million, or 35%, for the first six months of 1997. The increase in expenses for the first six months of 1998 compared to the first six months of 1997 was due to salary and related expenses which increased to $7.9 million for the first six months of 1998 from $6.5 million for the first six months of 1997, building and utilities which increased to $1.3 million for the first six months of 1998 from $0.9 million for the first six months of 1997 and travel and entertainment expenses which increased to $1.5 million in the first six months of 1998 from $1.2 million in the first six months of 1997. Salary and related expenses increased principally as a result of higher quarterly average headcount and the costs associated with the reduction in force while building and utilities costs increased primarily as a result of the lease of an additional 100,000 square feet of office space to expand its headquarters in Fremont, California.

PROVISION FOR INCOME TAXES

The Company's expected annual tax rate was 27% in the first two quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first six months of 1998 was $7.7 million, compared to $6.2 million of net cash used in operations during the first six months of 1997. Net cash provided by operations during the first six months of 1998 was primarily attributable to a decrease in accounts receivable of $3.2 million and a decrease in inventories of $5.9 million.

The Board of Directors has authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock, of which 274,800 shares have been repurchased by the Company as of August 5, 1998 for approximately 1.9 million.

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

SUBSEQUENT EVENT: MERGER WITH CONCEPT SYSTEMS DESIGN

On July 24, 1998 the Company completed its acquisition of Concept. The transaction was achieved through the merger of a wholly-owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of common stock to the Concept Shareholders. The Concept Shareholders also may acquire up to 547,569 additional shares of the Company's common stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The merger has been accounted for as a purchase.

                               PART II -  OTHER INFORMATION

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



                                                   MATTSON TECHNOLOGY, INC.



  Date: August 12, 1998                            /s/ Richard S. Mora
                                                 --------------------------
                                                       Richard S. Mora
                                                 Vice President of Finance
                                                 and Chief Financial Officer
                                                (as principal financial officer
                                                 and on behalf of Registrant)