Form 10-Q
period 1998-09-27
MATTSON TECHNOLOGY INC
filed 1998-11-12
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

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

                            ------------------------

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

Number of shares of common stock outstanding as of November 6, 1998: 15,001,191

                        PART I -- FINANCIAL INFORMATION


1.   FINANCIAL STATEMENTS

                           MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                 (unaudited)


                                   ASSETS

                                                        SEPT. 27,     DEC. 31,
                                                          1998          1997
                                                          ----          ----
Current assets:
    Cash and cash equivalents                           $  21,716    $  25,583
    Short-term investments                                  7,170        8,598
    Accounts receivable, net                                9,246       14,784
    Inventories                                            11,738       19,068
    Income tax receivable                                   3,300            -
    Notes receivable from stockholder                       3,129            -
    Deferred taxes                                              -        4,222
    Prepaid expenses and other current assets               1,510        1,000
                                                        ---------    ---------
      Total current assets                                 57,809       73,255
Property and equipment, net                                12,950       11,188
Other assets                                                5,616            -
                                                        ---------    ---------
                                                        $  76,375    $  84,443
                                                        ---------    ---------
                                                        ---------    ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $   4,637    $   3,349
    Accrued liabilities                                    19,044       12,910
                                                        ---------    ---------
      Total current liabilities                            23,681       16,259
                                                        ---------    ---------

Stockholders' equity:
    Common stock                                               15           14
    Additional paid in capital                             62,121       57,418
    Retained earnings                                      (6,629)      12,117
    Treasury stock                                         (2,987)      (1,075)
    Other                                                    (226)        (290)
                                                        ---------    ---------
                                                        ---------    ---------
      Total stockholders' equity                           52,294       68,184
                                                        ---------    ---------
                                                        ---------    ---------
                                                        $  76,375    $  84,443
                                                        ---------    ---------
                                                        ---------    ---------

    See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                 (unaudited)


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          ------------------           -----------------
                                                                       SEPT. 27,      SEPT. 28,     SEPT. 27,      SEPT. 28,
                                                                         1998           1997          1998           1997
                                                                         ----           ----          ----           ----
Net sales                                                             $    9,420     $   22,633    $    45,317    $    52,227
Cost of sales                                                              8,924         10,784         28,545         25,507
                                                                      ----------     ----------    -----------    -----------
  Gross profit                                                               496         11,849         16,772         26,720
                                                                      ----------     ----------    -----------    -----------
Operating expenses:
  Research, development and engineering                                    4,107          3,899         12,379         10,076
  Selling, general and administrative                                      6,240          6,884         18,607         17,193
  Acquired in-process research and development                             5,750              -          5,750              -
                                                                      ----------     ----------    -----------    -----------
    Total operating expenses                                              16,097         10,783         36,736         27,269
                                                                      ----------     ----------    -----------    -----------
Income (loss) from operations                                            (15,601)         1,066        (19,964)          (549)
Interest and other income (expense), net                                     431            351          1,420          1,198
                                                                      ----------     ----------    -----------    -----------
Income (loss) before income taxes                                        (15,170)         1,417        (18,544)           649
Provision for (benefit from) income taxes                                  1,109            468            200            213
                                                                      ----------     ----------    -----------    -----------
Net income (loss)                                                     $  (16,279)    $      949    $   (18,744)   $       436
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Net income (loss) per share:
  Basic                                                               $    (1.10)    $     0.07    $     (1.29)   $      0.03
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------
  Diluted                                                             $    (1.10)    $     0.06    $     (1.29)   $      0.03
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------


Weighted average shares outstanding:
  Basic                                                                   14,839         14,109         14,522         14,103
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------
  Diluted                                                                 14,839         15,629         14,522         15,286
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

    See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                                  SEPT.  27,     SEPT.  28,
                                                                     1998           1997
                                                                     ----           ----

Cash flows from operating activities:
    Net income (loss)                                            $  (18,744)     $     436
    Adjustments to reconcile net income  to
      net cash used in operating activities:
      Depreciation                                                    2,517          2,104
      In-process research and development                             5,750              -
      Amortization of intangibles                                       288              -
Changes in assets and liabilities:
      Accounts receivable                                             5,877           (452)
      Inventories                                                     9,900         (5,215)
      Income tax receivable                                          (2,778)             -
      Deferred taxes                                                  4,222              -
      Prepaid expenses and other assets                                (347)          (540)
      Accounts payable                                               (3,230)         1,939
      Accrued liabilities                                            (2,919)         1,167
                                                                 ----------      ---------
      Net cash provided by (used in) operating activities               492           (561)
                                                                 ----------      ---------
Cash flows from investing activities:
    Acquisition of property and equipment                            (1,224)        (2,070)
    Notes receivable shareholder                                     (3,129)
    Purchases of short-term investments                             (40,676)       (14,036)
    Sales and maturities of short-term investments                   42,126         22,024
                                                                 ----------      ---------
      Net cash provided by (used in) investing activities            (2,903)         5,918
                                                                 ----------      ---------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net                     413            978
    Purchase of Common Stock                                         (1,912)        (3,131)
                                                                 ----------      ---------
      Net cash used in financing activities                          (1,499)        (2,153)
                                                                 ----------      ---------
Effect of exchange rate changes on cash and cash equivalents             43            (59)
                                                                 ----------      ---------
Net increase (decrease) in cash and cash equivalents                 (3,867)         3,145
Cash and cash equivalents, beginning of period                       25,583         21,547
                                                                 ----------      ---------
Cash and cash equivalents, end of period                         $   21,716      $  24,692
                                                                 ----------      ---------
                                                                 ----------      ---------

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

The results of operations for the three month and nine month periods ended September 27, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

NOTE 2  ACQUISITION OF CONCEPT SYSTEMS DESIGN

On July 24, 1998, the Company completed its acquisition of Concept. The transaction was achieved through the merger of a wholly-owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of the Company's Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The merger has been accounted for as a purchase. The purchase price of the acquisition of $4,689,000, which includes $650,000 of estimated acquisition related costs, was used to acquire the net assets of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the book value of Concept's current assets and liabilities, which management believes approximates their fair value, the estimated fair value of property and equipment, based on management's estimates of fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

     Property and equipment                          $  3,055
     Current and other assets                           4,041
     Liabilities assumed                              (13,570)
     Goodwill                                              36
     Acquired in-process research and development       5,750
     Acquired developed technology and workforce        5,377
                                                     --------
                                                     $  4,689
                                                     --------
                                                     --------


The acquired in-process technology research and development was expensed the quarter ended September 27, 1998. The acquired developed technology, workforce and goodwill will be amortized to income over periods ranging from 3 to 7 years.

In addition to the purchase price shown above, the agreement for the acquisition of Concept also includes the contingent distribution of shares of Common Stock of Mattson of 100,000 shares that will be issued to the Concept shareholders if Concept achieves net revenues of at least $16,667,000 during the first twenty-four full calendar months following the acquisition date.
Up to an additional 447,569 shares of Mattson Common Stock will be issued to the Concept shareholders if the net revenue milestone is achieved and the stock price of Mattson Common Stock does not reach at least $12 per share for any consecutive ten day trading period during the twenty-four full calendar months following the acquisition.

The following table represents pro forma information assuming that the acquisition took place at the beginning of the periods presented.



     (In thousands)          Unaudited           Unaudited
                           9 Months ended      12 Months ended
                         September 27, 1998    December 31, 1997
                         ------------------    -----------------
     Operating revenue     $         48,558      $        83,040
     Net loss                       (28,149)              (8,398)
     Basic and diluted
      loss per share                  (1.90)               (0.56)


NOTE 3 NOTES RECEIVABLE FROM STOCKHOLDER

During the third quarter of 1998 the Company extended a one year loan to Brad Mattson, the Chief Executive Officer of the Company, in the amount of $3.1 million. The loan is collateralized by 2.2 million shares of the Company's Common Stock and is a full recourse note bearing interest at the market rate.
 Interest is payable at the end of the one year loan.

NOTE 4  BALANCE SHEET DETAIL (IN THOUSANDS):


                                                   SEPT. 27,       DEC. 31,
                                                     1998            1997
                                                     ----            ----

Inventories:
    Purchased parts and raw materials              $   7,532      $   7,648
    Work-in-process                                    3,465          7,606
    Finished goods                                       376          2,266
    Evaluation systems                                   365          1,548
                                                   ---------      ---------
                                                   $  11,738      $  19,068
                                                   ---------      ---------
                                                   ---------      ---------

Accrued liabilities:
    Warranty, installation and retrofit reserve    $   5,426      $   4,756
    Accrued compensation and benefits                  1,574          2,199
    Income taxes                                       1,263          1,971
    Commissions                                          553          1,277
    Deferred income                                    4,353          1,598
    Customer deposits                                  2,801              -
    Facilities consolidation accrual                   3,074              -
                                                   ---------      ---------
                                                   $  19,044      $  12,910
                                                   ---------      ---------
                                                   ---------      ---------

NOTE 5  CERTAIN STOCK TRANSACTIONS

In March 1998, the Company announced that its Board of Directors had authorized the Company to repurchase during the next three years up to 1,000,000 shares of the Company's Common Stock in the open market from time to time. As of November 3, 1998, the Company had repurchased 274,800 shares for approximately $1.9 million.

NOTE 6  NEW ACCOUNTING PRONOUNCEMENT

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

 .

The following are the components of comprehensive income (loss):


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
(in thousands)                                SEPT. 27,        SEPT. 28,    SEPT. 27,        SEPT. 28,
                                                 1998            1997         1998             1997
                                                 ----            ----         ----             ----

Net income (loss)                            $  (16,279)        $  949     $  (18,742)        $  436
Foreign currency translation adjustments             36            (12)            64            (69)
                                             ----------         ------     ----------         ------

Comprehensive income (loss)                  $  (16,243)        $  937     $  (18,678)        $  367
                                             ----------         ------     ----------         ------
                                             ----------         ------     ----------         ------

NOTE 7 NET INCOME (LOSS) PER SHARE

The Company adopted Financial Accounting Standards Board (FASB) Statement 128 effective with the quarter and year ended December 31, 1997. All earnings per share data has been restated to reflect the FASB 128 method of computation. FASB 128 requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

For the quarter and nine months ended September 27, 1998, there were no differences between the numerators and denominators used for the basic and diluted EPS calculations. For the quarter and nine months ended September 28, 1997, there were no differences in the numerators used for the basic and diluted EPS calculations; however, there were differences in the denominators because of the effect of including dilutive stock options. Total stock options outstanding at September 27, 1998 were 2,696,461.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company's product line is based on the Company's modular "Aspen" platform, which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP, LiteEtch based upon the Aspen platform and now with the acquisition of Concept Systems Design ("Concept"), the Company also now offers Epi products. To date, the Company has derived a substantial majority of its sales from Aspen Strip systems. In addition, the Company derives sales from spare parts and maintenance services.

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

The Company continues to be affected by the continuing industry slowdown. In response to continued lower revenues, the Company has implemented and adhered to its cost control measures, including a 15 percent reduction in its workforce and a reduction in executive salaries. Future results will depend on a variety of factors, particularly overall market conditions and also timing of significant orders; the ability of the Company to bring new systems to market; the timing of new product releases by the Company's competitors; patterns of capital spending by the Company's customers; market acceptance of new and/or enhanced versions of Company systems; changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold.

The Company generally recognizes a sale upon shipment of a system. However, from time to time, the Company allows customers to evaluate systems. The Company does not recognize the associated sale until and unless an evaluation system is accepted by the customer.

On July 24, 1998 the Company completed its acquisition of Concept Systems Design, Inc. ("Concept"), a supplier of epitaxial (EPI) systems. The transaction was achieved through the merger of a wholly owned subsidiary of Mattson with and into Concept. In connection with the merger, Mattson issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction has been accounted for as a purchase. The acquisition resulted in a $5.8 million write-off of in-process research and development in the third quarter of 1998.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:


                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 ------------------          -----------------
                                                              SEPT. 27,     SEPT. 28,     SEPT. 27,     SEPT. 28,
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----

Net sales                                                       100%          100%          100%          100%
Cost of sales                                                    95%           48%           63%           49%
                                                                 ---           ---           ---           ---
    Gross margin                                                  5%           52%           37%           51%
                                                                  --           ---           ---           ---
Operating expenses:
    Research, development and engineering                        44%           17%           28%           19%
    Selling, general and administrative                          67%           30%           40%           33%
    Acquired in process research and development                 61%            -            13%            -
      Total operating expenses                                  172%           48%           81%           52%
Income (loss) from operations                                  (166)%           5%          (44%)          (1%)
Income (loss) before income taxes                              (161))%          6%          (41)%           1%
Net income (loss)                                              (173)%           4%          (42)%           1%

NET SALES

Net sales for the third quarter of 1998 decreased 58% to $9.4 million from $22.6 million for the third quarter of 1997. The quarterly decrease in sales reflected a 67% decrease in unit sales for the third quarter of 1998 compared to the third quarter of 1997. There were no system revenues from the newly acquired Concept Epi product line. Net sales for the first nine months of 1998 decreased 13% to $45.3 million from $52.2 million for the first nine months of 1997. Net sales for the first nine months of 1998 compared to first nine months of 1997 reflected a 20% decrease in unit sales. This decrease was due to the Company's lower sales of its Aspen Strip products which was principally a result of the general industry slowdown.

Third quarter bookings were $11.0 million, down from $25.2 million for the third quarter of 1997, a decrease of 57 percent. Backlog decreased 46% to $21.9 million, compared to $40.2 million at the end of the third quarter of 1997. There were no system bookings from the newly acquired Concept Epi product line and there is no current backlog.

Average selling prices (ASP's) increased 6% for the third quarter of 1998 compared to the third quarter of 1997. The increases were primarily as result of a sale of a dual chamber CVD partially offset by lower ASP's on the Aspen Strip single chamber. ASP's increased 4% for the first nine months of 1998 compared to the first nine months of 1997. The increases were primarily a result of the proportionate decrease in sales of the Aspen Strip single chamber systems.

International sales to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 62% and 78% of net sales for the third quarter of 1998 and 1997, respectively. International sales for the first nine months of 1998 and 1997 were 72% and 56% of net sales, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1998 total net sales.

GROSS MARGIN

The Company's gross margin for the third quarter of 1998 decreased to 5% from 52% for the third quarter of 1997, and for the first nine months of 1998 decreased to 37% from 51% for the first nine months of 1997. The decrease in margins was significantly affected by a $2.6 million write down of inventory related to the Company's 300mm program. Due to the continued push-out of the industry 300mm requirements, previously inventoried 300mm program materials have been expensed in the third quarter. Also, the addition of Concept manufacturing overhead, the lower production volumes and pricing pressure in Taiwan and Japan continue to result in lower margins.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the third quarter of 1998 were $4.1 million, or 44% of net sales, as compared to $3.9 million, or 17%, for the third quarter of 1997. The increase in expense as a percentage of net sales for the third quarter of 1998 was due primarily to lower sales volume. The addition of Concept increased research and development charges by approximately $0.3 million for the third quarter of 1998. Research, development and engineering expenses for the first nine months of 1998 were $12.4 million, or 132% of net sales, as compared to $10.1 million, or 19%, for the first nine months of 1997. The increase in expenses for the first nine months of 1998 as compared to the first nine months of 1997 was primarily due to compensation expense which increased to $6.4 million for the first nine months of 1998 from $5.6 million for the first nine months of 1997 and engineering materials which increased to $2.6 million for the first nine months of 1998 from $1.9 million for the first nine months of 1997. The Company believes that continued investment in research and development, including its multi-product strategy is critical to maintaining a strong technological position in the industry.

The loss in the third quarter of 1998 includes one-time charges of $5.7 million for the write-down of certain in-process technology which were incurred as part of the Company's acquisition of Concept Systems Design.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of 1998 were $6.2 million, or 67% of net sales, as compared to $6.9 million, or 30%, for the third quarter of 1997. The addition of Concept increased selling, general and administrative charges by approximately $0.5 million for the third quarter of 1998. The decrease in expenses for the third quarter of 1998 was due to decreases in commission expense of $1.1 million partially offset by increases in building and utilities of $0.4 million and a $0.6 million non recurring facilities charge. The facilities charge relates to the remaining lease cost on the Company's former corporate offices which were vacated by a move of the corporate offices to the acquired Concept facilities. The expenses for the nine months of 1998 were $18.6 million, or 41% of net sales, as compared to $17.2 million, or 32.9%, for nine months of 1997. The increase of $1.4 million in expenses for the nine months of 1998 was due to an increase in building and utilities of $0.9 million and the excess facilities charge of $0.6 million.

PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $1.1 million in the third quarter. This expense leaves the cumulative tax provision for the year at $0.2 million which relates to estimated foreign taxes. The Company has recorded approximately $3.3 million in refundable taxes as a result of the current year losses which can be carried back to previous years taxes paid. In addition the Company has assessed the realizability of the remaining deferred tax assets and determined that a full valuation allowance is necessary for the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations during the first nine months of 1998 was $1.1 million, compared to $6.2 million of net cash used in operations during the first nine months of 1997. Net cash provided by operations during the first nine months of 1998 was primarily attributable to the net loss of $18.7 million partially offset by a decrease in accounts receivable of $5.5 million, a decrease in inventories of $7.3 million and an increase in accrued liabilities of $6.1 million.

The Board of Directors has authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock, of which 274,800 shares have been repurchased by the Company as of November 3, 1998 for approximately $1.9 million.

During the third quarter of 1998 the Company extended a one year loan to Brad Mattson, the Chief Executive Officer of the Company, in the amount of $3.1 million. The loan is fully collateralized. The interest rate established on the loan is set at the market rate. The note is a full recourse note.

While the Company believes that it currently has sufficient cash and short-term investment balances to meet the Company's cash requirements during at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or additional convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available when required or, if available, will be on terms satisfactory to the Company.

MERGER WITH CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998, the Company completed its acquisition of Concept. The transaction was achieved through the merger of a wholly-owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of the Company's Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The merger has been accounted for as a purchase.

The purchase price of the acquisition was $4,689,000 which included $650,000 of estimated acquisition related costs. The purchase price was allocated as follows:


Property and equipment                                    $  3,055,000
Current and other assets                                     4,041,000
Liabilities assumed                                        (13,570,000)
Goodwill                                                        36,000
Acquired in process research and development                 5,750,000
Acquired developed technology and workforce                  5,377,000
                                                          ------------

    Total                                                 $  4,689,000
                                                          ------------

The goodwill, acquired developed technology and workforce are recorded on the balance sheet as other assets and will be amortized on a straight-line basis over periods ranging from 3 to 7 years.

The acquired in process research and development was expensed at the time of the acquisition as a one-time charge.

PART II -- OTHER INFORMATION


Item 3.   Quantitative and Qualitative disclosures About Market Risk

          Not Applicable

ITEM 5.   OTHER INFORMATION.

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 27 (Electronic filing only)

     (b)  Reports on Form 8-K(a)

          Form 8-K filed August 6, 1998 reporting the acquisition of Concept Systems Design, Inc. by the Company

          Form 8-K/A filed September 28, 1998 amending the Company's Form 8-K filed August 6, 1998 to include the financial statements of Concept Systems Design, Inc. and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date: November 11, 1998                      MATTSON TECHNOLOGY, INC.

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