Form 10-Q/A
period 1998-09-27
MATTSON TECHNOLOGY INC
filed 1998-11-24
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               AMENDMENT NO. 1 TO

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

The undersigned registrant hereby amends the following items, financial statements and exhibits or other portions of its Quarterly Report on Form 10-Q filed November 12, 1998 as set forth in the pages attached hereto.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                 (unaudited)


                                   ASSETS

                                                        SEPT. 27,     DEC. 31,
                                                          1998          1997
                                                          ----          ----
Current assets:
    Cash and cash equivalents                           $  21,716    $  25,583
    Short-term investments                                  7,170        8,598
    Accounts receivable, net                                9,246       14,784
    Inventories                                            11,738       19,068
    Income tax receivable                                   3,300            -
    Notes receivable from stockholder                       3,129            -
    Deferred taxes                                              -        4,222
    Prepaid expenses and other current assets               1,510        1,000
                                                        ---------    ---------
      Total current assets                                 57,809       73,255
Property and equipment, net                                12,950       11,188
Other assets                                                5,616            -
                                                        ---------    ---------
                                                        $  76,375    $  84,443
                                                        ---------    ---------
                                                        ---------    ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $   4,637    $   3,349
    Accrued liabilities                                    19,044       12,910
                                                        ---------    ---------
      Total current liabilities                            23,681       16,259
                                                        ---------    ---------

Stockholders' equity:
    Common stock                                               15           14
    Additional paid in capital                             62,521       57,418
    Retained earnings                                      (6,629)      12,117
    Treasury stock                                         (2,987)      (1,075)
    Other                                                    (226)        (290)
                                                        ---------    ---------
                                                        ---------    ---------
      Total stockholders' equity                           52,694       68,184
                                                        ---------    ---------
                                                        ---------    ---------
                                                        $  76,375    $  84,443
                                                        ---------    ---------
                                                        ---------    ---------

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

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                                  SEPT.  27,     SEPT.  28,
                                                                     1998           1997
                                                                     ----           ----

Cash flows from operating activities:
    Net income (loss)                                            $  (18,744)     $     436
    Adjustments to reconcile net income  to
      net cash used in operating activities:
      Depreciation                                                    2,517          2,104
      In-process research and development                             5,750              -
      Amortization of intangibles                                       288              -
Changes in assets and liabilities:
      Accounts receivable                                             5,877           (452)
      Inventories                                                     9,900         (5,215)
      Income tax receivable                                          (2,778)             -
      Deferred taxes                                                  4,222              -
      Prepaid expenses and other assets                                (391)          (540)
      Accounts payable                                               (3,230)         1,939
      Accrued liabilities                                            (2,919)         1,167
                                                                 ----------      ---------
      Net cash provided by (used in) operating activities               492           (561)
                                                                 ----------      ---------
Cash flows from investing activities:
    Acquisition of property and equipment                            (1,224)        (2,070)
    Notes receivable shareholder                                     (3,129)
    Purchases of short-term investments                             (40,676)       (14,036)
    Sales and maturities of short-term investments                   42,126         22,024
                                                                 ----------      ---------
      Net cash provided by (used in) investing activities            (2,903)         5,918
                                                                 ----------      ---------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net                     413            978
    Purchase of Common Stock                                         (1,912)        (3,131)
                                                                 ----------      ---------
      Net cash used in financing activities                          (1,499)        (2,153)
                                                                 ----------      ---------
Effect of exchange rate changes on cash and cash equivalents             43            (59)
                                                                 ----------      ---------
Net increase (decrease) in cash and cash equivalents                 (3,867)         3,145
Cash and cash equivalents, beginning of period                       25,583         21,547
                                                                 ----------      ---------
Cash and cash equivalents, end of period                         $   21,716      $  24,692
                                                                 ----------      ---------
                                                                 ----------      ---------

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

NOTE 4  BALANCE SHEET DETAIL (IN THOUSANDS):


                                                   SEPT. 27,       DEC. 31,
                                                     1998            1997
                                                     ----            ----

Inventories:
    Purchased parts and raw materials              $   7,532      $   7,648
    Work-in-process                                    3,465          7,606
    Finished goods                                       376          2,266
    Evaluation systems                                   365          1,548
                                                   ---------      ---------
                                                   $  11,738      $  19,068
                                                   ---------      ---------
                                                   ---------      ---------

Accrued liabilities:
    Warranty, installation and retrofit reserve    $   5,426      $   4,756
    Accrued compensation and benefits                  1,574          2,199
    Income taxes                                       1,263          1,971
    Commissions                                          553          1,277
    Deferred income                                    4,353          1,598
    Customer deposits                                  2,801              -
    Facilities consolidation accrual                   3,074              -
    Other                                                  -          1,109
                                                   ---------      ---------
                                                   $  19,044      $  12,910
                                                   ---------      ---------
                                                   ---------      ---------

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q.

Date: November 18, 1998                      MATTSON TECHNOLOGY, INC.

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