Form 10-Q/A
period 1998-09-27
MATTSON TECHNOLOGY INC
filed 1999-03-30
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-Q/A
                               AMMENDMENT NO. 2 TO

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

Commission file number 0-21970

                          -----------------------------

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

                          -----------------------------

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

The undersigned registrant hereby amends the following items, financial statements and exhibits or other portions of its Quarterly Report on Form 10-Q filed November 12, 1998 as amended November 24, 1998 as set forth in the pages attached hereto.

                         PART I -- FINANCIAL INFORMATION


1.    FINANCIAL STATEMENTS

                            MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                               SEPT. 27,         DEC. 31,
                                                                 1998              1997
                                                                 ----              ----

Current assets:
  Cash and cash equivalents                                  $    21,716       $    25,583
  Short-term investments                                           7,170             8,598
  Accounts receivable, net                                         9,246            14,784
  Inventories                                                     11,738            19,068
  Income tax receivable                                            3,300                 -
  Notes receivable from stockholder                                3,129                 -
  Deferred taxes                                                       -             4,222
  Prepaid expenses and other current assets                        1,510             1,000
                                                             -----------       -----------
    Total current assets                                          57,809            73,255
Property and equipment, net                                       12,950            11,188
Other assets                                                       7,098                 -
                                                             -----------       -----------
                                                             $    77,857       $    84,443
                                                             -----------       -----------
                                                             -----------       -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $     4,637       $     3,349
  Accrued liabilities                                             19,044            12,910
                                                             -----------       -----------
    Total current liabilities                                     23,681            16,259
                                                             -----------       -----------

Stockholders' equity:
  Common stock                                                        15                14
  Additional paid in capital                                      62,521            57,418
  Retained earnings                                               (5,147)           12,117
  Treasury stock                                                  (2,987)           (1,075)
  Other                                                             (226)             (290)
                                                             -----------       -----------
    Total stockholders' equity                                    54,176            68,184
                                                             -----------       -----------
                                                             $    77,857       $    84,443
                                                             -----------       -----------
                                                             -----------       -----------





     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            ------------------                -----------------
                                                         SEPT. 27,       SEPT. 28,        SEPT. 27,        SEPT. 28,
                                                           1998            1997             1998             1997
                                                           ----            ----             ----             ----

Net sales                                              $       9,420   $      22,633   $      45,317    $      52,227
Cost of sales                                                  8,920          10,784          28,541           25,507
                                                       -------------   -------------   -------------    -------------
  Gross profit                                                   500          11,849          16,776           26,720
                                                       -------------   -------------   -------------    -------------
Operating expenses:
  Research, development and engineering                        4,107           3,899          12,378           10,076
  Selling, general and administrative                          6,294           6,884          18,662           17,193
  Acquired in-process research and development                 4,220              -            4,220               -
                                                       -------------   -------------   -------------    -------------
    Total operating expenses                                  14,621          10,783          35,260           27,269
                                                       -------------   -------------   -------------    -------------
Income (loss) from operations                                (14,121)          1,066         (18,484)            (549)
Interest and other income (expense), net                         431             351           1,420            1,198
                                                       -------------   -------------   -------------    -------------
Income (loss) before income taxes                            (13,690)          1,417         (17,064)             649
Provision for (benefit from) income taxes                      1,109             468             200              213
                                                       -------------   -------------   -------------    -------------
Net income (loss)                                      $     (14,799)  $         949   $     (17,264)   $         436
                                                       -------------   -------------   -------------    -------------
                                                       -------------   -------------   -------------    -------------

Net income (loss) per share:
  Basic                                                $      (1.00)   $        0.07   $       (1.19)   $        0.03
                                                       -------------   -------------   -------------    -------------
                                                       -------------   -------------   -------------    -------------
  Diluted                                              $      (1.00)   $        0.06   $       (1.19)   $        0.03
                                                       -------------   -------------   -------------    -------------
                                                       -------------   -------------   -------------    -------------



Weighted average shares outstanding:
  Basic                                                       14,839          14,109          14,522           14,103
                                                       -------------   -------------   -------------    -------------
                                                       -------------   -------------   -------------    -------------
  Diluted                                                     14,839          15,629          14,522           15,286
                                                       -------------   -------------   -------------    -------------
                                                       -------------   -------------   -------------    -------------










     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                         SEPT. 27,         SEPT. 28,
                                                                           1998              1997
                                                                           ----              ----
Cash flows from operating activities:
  Net income (loss)                                                    $   (17,264)      $       436
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                              2,517             2,104
   In-process research and development                                       4,220              -
   Amortization of intangibles                                                 241              -
   Deferred taxes                                                            4,222              -
   Changes in assets and liabilities:
      Accounts receivable                                                    5,877              (452)
      Inventories                                                            9,900            (5,215)
      Income tax receivable                                                 (2,778)             -
      Prepaid expenses and other assets                                       (296)             (540)
      Accounts payable                                                      (3,230)            1,939
      Accrued liabilities                                                      431             1,167
                                                                       -----------       -----------
   Net cash provided by (used in) operating activities                       3,840              (561)
                                                                       -----------       -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                    (1,224)           (2,070)
   Notes receivable stockholder                                             (3,129)
   Purchases of short-term investments                                     (40,676)          (14,036)
   Sales and maturities of short-term investments                           42,126            22,024
                                                                       -----------       -----------
   Net cash provided by (used in) investing activities                      (2,903)            5,918
                                                                       -----------       -----------
Cash flows from financing activities:
   Retirement of debt acquired in Concept acquisition                       (4,000)             -
   Proceeds from the issuance of Common Stock, net                           1,065               978
   Purchase of Common Stock                                                 (1,912)           (3,131)
                                                                       -----------       -----------
   Net cash used in financing activities                                    (4,847)           (2,153)
                                                                       -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                    43               (59)
                                                                       -----------       -----------
Net increase (decrease) in cash and cash equivalents                        (3,867)            3,145
Cash and cash equivalents, beginning of period                              25,583            21,547
                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $    21,716       $    24,692
                                                                       -----------       -----------
                                                                       -----------       -----------










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

The Company has amended the third quarter condensed consolidated financial statements as a result of recent SEC comments regarding accounting for acquisition-related in-process research and development. In connection with the Company's acquisition of Concept Systems Design in July 1998, the Company wrote off in-process research and development of approximately $5.8 million in the third quarter ended September 27, 1998. The Company has not received any inquiry from the SEC regarding this matter, but has decided to proactively address the SEC concerns. The Company believes that the write off of in-process research and development which it had taken was made in accordance with established industry practice at the time. In addition, this write-off was based upon a valuation provided by an independent appraiser. As a result of the recent SEC comments the in-process charge resulting from the acquisition of Concept was reduced from $5.8 million to $4.2 million. The resulting net change of approximately $1.6 million increases goodwill, which will be amortized over a five-year period. The increased amortization for the third quarter was approximately $53,000.

The results of operations for the three month and nine month periods ended September 27, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

NOTE 2 ACQUISITION OF CONCEPT SYSTEMS DESIGN

On July 24, 1998, the Company completed its acquisition of Concept Systems Design, Inc. (Concept), a company involved in developing, manufacturing and selling semiconductor capital equipment. The transaction was achieved through the merger of a wholly-owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of the Company's Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The merger has been accounted for as a purchase and the results of operations of Concept have been included in the statements of operations of the Company from the date of acquisition. The purchase price of the acquisition of $4,689,000, which includes $650,000 of estimated acquisition related costs, was used to acquire the net assets of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the book value of Concept's current assets and liabilities, which management believes approximates their fair value, the estimated fair value of property and equipment, based on management's estimates of fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

        Property and equipment                                     $  3,055
        Current and other assets                                      4,041
        Liabilities assumed                                         (13,570)
        Goodwill                                                      1,643
        Acquired in-process research and development                  4,220
        Acquired developed technology and workforce                   5,300
                                                                   --------
                                                                   $  4,689
                                                                   --------
                                                                   --------

The acquired in-process research and development was expensed in the quarter ended September 27, 1998. The acquired developed technology, workforce and goodwill will be amortized to income over periods ranging from 3 to 7 years.

In addition to the purchase price shown above, the agreement for the acquisition of Concept also includes the contingent distribution of shares of Common Stock of Mattson of 100,000 shares that will be issued to the Concept shareholders if Concept achieves net revenues of at least $16,667,000 during the first twenty-four full calendar months following the acquisition date. Up to an additional 447,569 shares of Mattson Common Stock will be issued to the Concept shareholders if the net revenue milestone is achieved and the stock price of Mattson Common Stock does not reach at least $12 per share for any consecutive ten day trading period during the twenty-four full calendar months following the acquisition. Additional shares issued, if any, will be valued at the fair value of the shares at the date of issue and will result in additional goodwill.



The following table represents pro forma information assuming that the acquisition took place at the beginning of the periods presented.

            (IN THOUSANDS)                          Unaudited             Unaudited
                                                 9 Months ended        12 Months ended
                                               September 27, 1998     December 31, 1997
                                               ------------------     -----------------
            Net sales                              $    48,634           $    83,040
            Net loss                                   (27,167)               (8,694)
            Basic and diluted loss per share       $     (1.87)          $     (0.58)

NOTE 3 NOTES RECEIVABLE FROM STOCKHOLDER

During the third quarter of 1998 the Company extended a one year loan to Brad Mattson, The Chief Executive Officer of the Company, in the amount of $3.1 million. The loan is collateralized by 2.2 million shares of the Company's Common Stock and is a full recourse note bearing interest at 10%. Interest is payable at the end of the one year loan.

NOTE 4 BALANCE SHEET DETAIL (IN THOUSANDS):

                                                              SEPT. 27,         DEC. 31,
                                                                1998              1997
                                                                ----              ----
Inventories:
    Purchased parts and raw materials                      $       7,532     $      7,648
    Work-in-process                                                3,465            7,606
    Finished goods                                                   376            2,266
    Evaluation systems                                               365            1,548
                                                           -------------     ------------
                                                           $      11,738     $     19,068
                                                           -------------     ------------
                                                           -------------     ------------

Accrued liabilities:
    Warranty, installation and retrofit reserve            $       5,426     $      4,756
    Accrued compensation and benefits                              1,574            2,199
    Income taxes                                                   1,263            1,971
    Commissions                                                      553            1,277
    Deferred income                                                4,353            1,598
    Customer deposits                                              2,801                -
    Facilities consolidation accrual                               3,074                -
    Other                                                              -            1,109
                                                           -------------     ------------
                                                           $      19,044     $     12,910
                                                           -------------     ------------
                                                           -------------     ------------

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



The following are the components of comprehensive income (loss):

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
     (in thousands)                                       SEPT. 27,       SEPT. 28,         SEPT. 27,       SEPT. 28,
                                                            1998             1997             1998             1997
                                                            ----             ----             ----             ----
     Net income (loss)                                 $      (14,799)  $          949   $      (17,264)  $          436
     Foreign currency translation adjustments                      36              (12)              64              (69)
                                                       ---------------  ---------------  ---------------  ---------------
     Comprehensive income (loss)                       $      (14,763)  $          937   $      (17,200)  $          367
                                                       ---------------  ---------------  ---------------  ---------------
                                                       ---------------  ---------------  ---------------  ---------------


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

On July 24, 1998 the Company completed its acquisition of Concept Systems Design, Inc. ("Concept"), a supplier of epitaxial (EPI) systems. The transaction was achieved through the merger of a wholly owned subsidiary of Mattson with and into Concept. In connection with the merger, Mattson issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction has been accounted for as a purchase. The acquisition resulted in a $4.2 million write-off of in-process research and development in the third quarter of 1998.

The Company has amended the third quarter condensed consolidated financial statements as a result of recent SEC comments regarding accounting for acquisition-related in-process research and development. In connection with the Company's acquisition of Concept Systems Design in July 1998, the Company wrote off in-process research and development of approximately $5.8 million in the third quarter ended September 27, 1998. The Company has not received any inquiry from the SEC regarding this matter, but has decided to proactively address the SEC concerns. The Company believes that the write off of in-process research and development which it had taken was made in accordance with established industry practice at the time. In addition, this write-off was based upon a valuation provided by an independent appraiser. As a result of the recent SEC comments the in-process charge resulting from the acquisition of Concept was reduced from $5.8 million to $4.2 million. The resulting net change of approximately $1.6 million increases goodwill, which will be amortized over a five-year period. The increased amortization for the third quarter was approximately $53,000.

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

RESULTS OF OPERATIONS


The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             ------------------                  -----------------
                                                         SEPT. 27,        SEPT. 28,         SEPT. 27,         SEPT. 28,
                                                           1998              1997              1998             1997
                                                           ----              ----              ----             ----

Net sales                                                  100%             100%              100%              100%
Cost of sales                                               95%              48%               63%               49%
                                                            ---              ---               ---               ---
    Gross margin                                             5%              52%               37%               51%
                                                             --              ---               ---               ---
Operating expenses:
    Research, development and engineering                   44%              17%               27%               19%
    Selling, general and administrative                     67%              30%               41%               33%
    Acquired in process research and development            45%               -                 9%                -
      Total operating expenses                             155%              48%               78%               52%
Income (loss) from operations                             (150)%              5%              (41%)              (1%)
Income (loss) before income taxes                         (145)%              6%              (38)%               1%
Net income (loss)                                         (157)%              4%              (38)%               1%

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the third quarter of 1998 were $4.1 million, or 44% of net sales, as compared to $3.9 million, or 17%, for the third quarter of 1997. The increase in expense as a percentage of net sales for the third quarter of 1998 was due primarily to lower sales volume. The addition of Concept increased research and development charges by approximately $0.3 million for the third quarter of 1998. Research, development and engineering expenses for the first nine months of 1998 were $12.4 million, or 27% of net sales, as compared to $10.1 million, or 19%, for the first nine months of 1997. The increase in expenses for the first nine months of 1998 as compared to the first nine months of 1997 was primarily due to compensation expense which increased to $6.4 million for the first nine months of 1998 from $5.6 million for the first nine months of 1997 and engineering materials which increased to $2.6 million for the first nine months of 1998 from $1.9 million for the first nine months of 1997. The Company believes that continued investment in research and development, including its multi-product strategy is critical to maintaining a strong technological position in the industry.

The loss in the third quarter of 1998 includes one-time charges of $4.2 million for the write-down of certain in-process technology which were incurred as part of the Company's acquisition of Concept Systems Design.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of 1998 were $6.3 million, or 67% of net sales, as compared to $6.9 million, or 30%, for the third quarter of 1997. The addition of Concept increased selling, general and administrative charges by approximately $0.5 million for the third quarter of 1998. The decrease in expenses for the third quarter of 1998 was due to decreases in commission expense of $1.1 million partially offset by increases in building and utilities of $0.4 million and a $0.6 million non recurring facilities charge. The facilities charge relates to the remaining lease cost on the Company's former corporate offices which were vacated by a move of the corporate offices to the acquired Concept facilities. The expenses for the nine months of 1998 were $18.7 million, or 41% of net sales, as compared to $17.2 million, or 32.9%, for nine months of 1997. The increase of $1.5 million in expenses for the nine months of 1998 was due to an increase in building and utilities of $0.9 million and the excess facilities charge of $0.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first nine months of 1998 was $3.8 million, compared to $0.6 million of net cash used in operations during the first nine months of 1997. Net cash provided by operations during the first nine months of 1998 was primarily attributable to the net loss of $17.3 million offset by non cash depreciation, in-process research and development and deferred taxes and a decrease in accounts receivable of $5.9 million, a decrease in inventories of $9.9 million and offset by a decrease in liabilities of $3.2 million.

The Board of Directors has authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock, of which 274,800 shares have been repurchased by the Company as of November 3, 1998 for approximately $1.9 million.

During the third quarter of 1998 the Company extended a one year loan to Brad Mattson, the Chief Executive Officer of the Company, in the amount of $3.1 million. The loan is fully collateralized. The interest rate established on the loan is set at 10 %. The note is a full recourse note.

While the Company believes that it currently has sufficient cash and short-term investment balances to meet the Company's cash requirements during at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or additional convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available when required or, if available, will be on terms satisfactory to the Company.

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



The purchase price of the acquisition was $4,689,000 which included $650,000 in estimated acquisition related costs. The purchase price was allocated as follows:

Property and equipment                                         $    3,055,000
Current and other assets                                            4,041,000
Liabilities assumed                                               (13,570,000)
Goodwill                                                            1,643,000
Acquired in process research and development                        4,220,000
Acquired developed technology and workforce                         5,300,000
                                                              ----------------

    Total                                                      $    4,689,000
                                                              ----------------
                                                              ----------------

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



                                             MATTSON TECHNOLOGY, INC.




Date: February 16, 1999                         /s/ Richard S. Mora
                                   ---------------------------------------------
                                                  Richard S. Mora
                                             Vice President of Finance
                                            and Chief Financial Officer
                                          (as principal financial officer
                                           and on behalf of Registrant)