Form 10-K405
period 1998-12-31
MATTSON TECHNOLOGY INC
filed 1999-03-31
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-21970

                            MATTSON TECHNOLOGY, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             77-0208119
---------------------------                           -------------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

                             3550 West Warren Avenue
                            Fremont, California 94538
           ----------------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  510-657-5900

Securities registered pursuant to Section 12(b) of the Act:  NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of registrant's Common Stock as of February 19, 1999: 15,398,274.

As of February 19, 1999, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the closing for registrant's Common Stock as reported in the Wall Street Journal, was $82,933,970.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements that have been made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the following: (i) current expectations, (ii) estimates and projections about the Company's industry, (iii) management's beliefs, and (iv) certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Business--Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission. Of particular use are our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.


                                     PART I
ITEM 1.  BUSINESS

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment for sale to the worldwide semiconductor industry. Our goal is to provide advanced process capability combined with a high productivity platform to achieve a substantial improvement in productivity over competitive equipment, and to support this equipment with world class support.

Each step of the manufacturing process for integrated circuits (ICs) requires specialized manufacturing equipment. Three of the principal steps in manufacturing ICs are (i) the deposition of insulating or conducting materials onto a wafer, (ii) the projection of a pattern through a mask onto light sensitive materials known as photoresist (photolithography), and (iii) the etching or removal of the deposited material not covered by the pattern. Before these steps can be repeated on the wafer, the photoresist must be removed ("stripped" or "ashed"). This cycle may be repeated as many as thirty times for the most advanced ICs.

In 1991 the Company introduced its first product, the Aspen Strip system, a photoresist removal system that uses diode source technology. The product was enhanced in 1993 to allow for a second process chamber and the use of a "downstream" triode process. In 1995 we first shipped a new version of our Aspen Strip which utilizes inductively coupled plasma (ICP) technology. In 1994, the Company introduced its second system, the Aspen CVD, a plasma enhanced chemical vapor deposition system. In 1995, the Company introduced its third system, the Aspen RTP, a rapid thermal processing system which is currently in the early marketing phase. In 1996, the Company introduced a fourth product, the Aspen LiteEtch for isotropic etch processing. The Aspen Strip, CVD, RTP and LiteEtch are based on the Aspen platform, which includes wafer handling robotics, dual loadlocks, control electronics and system software.

With the acquisition of Concept Systems Design, Inc. (Concept) in 1998, the Company added epitaxial processing systems to its growing product lines. Incorporated in 1989, Concept has long been a leader in the EPI market with the venerable Gemini product line. Concept's installed base represents a significant segment of the batch EPI market. Along with a 60,000 sq. ft. headquarters located in Fremont, California, Concept is strategically positioned worldwide, with locations throughout Europe, Asia, and the US, to service an installed base of over 400 systems.

SEMICONDUCTOR MANUFACTURING PRODUCTIVITY

Increasing demand for ICs has resulted from the growth of existing markets and the emergence of new markets such as multimedia, wireless communication and portable computing. The increase in demand has been fueled by the industry's ability to supply more complex, higher performance ICs, while continuing to reduce cost per function. The more complex ICs and the attendant reductions in feature size have necessitated advanced and expensive wafer fabrication equipment, resulting in the escalation of the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory IC (DRAM) fabrication facility was approximately $60 million. Today the average cost for a 64-megabit DRAM fabrication facility is approximately $1 to $2 billion.

Advancements in semiconductor manufacturing equipment have enabled IC manufacturers to increase productivity dramatically by (i) reducing feature size, (ii) increasing manufacturing yields, (iii) improving the uptime of wafer fabrication equipment and (iv) increasing the wafer size. Although feature size will continue to be reduced, the other historical sources of productivity growth are now reaching diminishing returns:

- HIGHER YIELDS. In the last ten years, manufacturing yields have increased substantially and the time to reach maximum yield levels has decreased significantly. For example, the percentage of good DRAMs per wafer during initial production has increased from 20% ten years ago to over 80% at present. The potential for further yield improvement is limited.

- IMPROVED UPTIME. Wafer fabrication line reliability has improved markedly in the last ten years. Equipment uptime now normally exceeds 90%, leaving little room for improvement in equipment reliability.

- LARGER WAFER SIZES. Leading edge wafer fabrication lines are currently using 8" diameter wafers, up from the 4" diameter wafers were ten years ago. Currently, a handful of IC makers are starting up pilot lines for 12" diameter wafers. The balance of the manufacturers are reporting plans to convert to 12" (300mm) production within the next 2-3 years.

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

Semiconductor equipment manufacturers have responded to the declining throughput problem with cluster tools. These tools employ single wafer processing through the use of a common wafer handling platform with several single wafer processing chambers. However, cluster tools are highly complex systems, often resulting in low reliability. We believe that this low reliability, combined with only modestly improved throughput, has limited the ability of cluster tools to meet the productivity needs of semiconductor manufacturers.

Faced with diminishing productivity gains, IC manufacturers have increased their emphasis on factors that contribute to overall manufacturing costs. This focus has led to the use of cost of ownership ("COO") to measure productivity. COO measures costs associated with operation of equipment in a fabrication line. There is no accepted industry standard for calculating COO. The Company calculates COO by first estimating the total costs to operate a system including
(i) depreciation, (ii) overhead, (iii) labor and materials. We then divide those costs by the system's total wafer output. The Company, the Company's customers and the Company's competitors may use different formulas for calculating COO. As a result we cannot assume that the Company and the Company's customers and competitors, each using the same data, would arrive at the same determination of COO for a particular system. As used in this document, COO refers to the Company's method of calculating COO as described in this paragraph.

OUR SOLUTION - MODULAR CONTINUOUS PROCESSING

We believe our Aspen system provides higher productivity than conventional single wafer systems and cluster tools. As compared to conventional single wafer processing, the Aspen system's modular continuous processing architecture achieves this with (i) high throughput, (ii) savings of cleanroom floorspace and
(iii) improvements in process control.

The Aspen system achieves higher throughput, savings in cleanroom floorspace and enhanced process control by:

- SIMULTANEOUS PROCESSING. Our Aspen systems process (i) up to two wafers concurrently in our RTP systems, (ii) up to four wafers concurrently (two in each chamber) in our Strip and LiteEtch systems, and (iii) up to eight wafers concurrently (four in each chamber) in our CVD systems.

- CONTINUOUS PROCESSING. Our Aspen system substantially reduces overhead time (the time during which the system is not actually processing wafers). The Aspen system robotics can handle four wafers simultaneously. This ability to handle four wafers at once reduces the overhead time during removal and insertion of the wafers into the process chambers. Through the use of an inner loadlock, the Aspen system eliminates the overhead time required to pump down the process chambers to a vacuum and backfill the chambers to atmospheric pressure after processing. An outer loadlock permits an operator to replace a cassette of processed wafers with a new cassette while the system continues to process wafers in the inner loadlock. As a result of these factors, the Aspen Strip generally requires less than 12 seconds of overhead time per wafer which we believe is a substantial improvement over present competitive systems.

- MODULARITY. Our Aspen platform allows the use of one or two process chambers, supporting various applications or increased capacity in any one application. This modularity enables the Company to develop new systems by adding a different process chamber to the platform. When a second chamber is added, the COO is reduced. The commonality of parts, manufacturing techniques, training, and documentation for the Aspen platform offers operating advantages to the Company and its customers.

- FLOORSPACE SAVINGS. As a result of higher throughput and modularity, customers require fewer systems and can achieve a substantial savings in cleanroom floorspace.

- ENHANCED PROCESS CONTROL. The Aspen system's dedicated single wafer processing stations achieve the within-wafer process control benefits of conventional single wafer systems. In addition, dual loadlocks allow the process chambers to maintain constant pressure and temperature which improves upon the wafer-to-wafer repeatability of conventional single wafer systems. The higher throughput of the Aspen system permits the use of slower, more consistent and less damaging process technologies than are economically feasible in conventional single wafer systems.

STRATEGY

Our objective is to become a leading supplier of advanced processing equipment to the worldwide semiconductor industry. We intend to achieve this objective by providing advanced process capability combined with a substantial improvement in productivity over competitive equipment, and by supplying world class support. Specific elements of the Company's strategy include:

- IMPROVED PROCESS TECHNOLOGY. We seek to enter segments of the semiconductor equipment industry when traditional technologies are unable to satisfy emerging process requirements. For example, submicron etching results in residues that have required multiple acid processing steps for removal by traditional stripping systems. The Aspen Strip's plasma processes are capable of removing many of these residues without the need for the acid steps.

- HIGHER PRODUCTIVITY. Our goal is to offer systems which have substantial improvements in productivity over the leading competitive equipment in each market it enters. We believe that our Aspen Strip, LiteEtch, CVD, RTP and EpiPro systems achieve this goal. In particular, we believe that our systems achieve improvements in throughput, which we consider an important factor in COO and productivity. In the future we plan to use the same strategy to leverage the high productivity platform for 300mm production throughout our product lines, in a manner similar to the way we introduced our 200mm (8") product lines.

- REDUCED TIME TO MARKET. Our Aspen platform includes wafer handling robotics, dual loadlocks, control electronics and system software. By basing new systems on this platform, we are able to focus our development activities almost exclusively on the process chamber. By basing new products on the standard Aspen platform, we believe that we are able to develop new products quickly and at relatively low cost.

- COMMITMENT TO GLOBAL MARKET. From inception, our strategy has been to sell our systems to leading semiconductor manufacturers throughout the world. We introduced our systems into Japan through Marubeni, which has substantial experience in plasma equipment and CVD. We have opened service and support offices in Singapore, Taiwan, Korea and Germany and a research, development and engineering, and marketing office in Japan. International sales as a percentage of our total net sales for 1998, 1997, and 1996 were 67%, 65%, and 76%, respectively.

PRODUCTS

To date, the Company has introduced four systems which are based upon the Aspen platform:

-    the Aspen Strip for photoresist stripping
-    the Aspen CVD for chemical vapor deposition
-    the Aspen RTP for rapid thermal processing
-    the Aspen LiteEtch for isotropic etching

With the acquisition of Concept Systems Design, Inc. in 1998, we added epitaxial processing systems to our growing product lines.

THE ASPEN STRIP

- PHOTORESIST STRIPPING MARKET. A stripping system removes photoresist etch residues before further film deposition or diffusion processing. Traditional strip systems use wet and dry chemistry technology. In traditional wet chemistry strip systems, the photoresist is removed by immersing the wafer into acid or solvent baths. Dry chemistry strip systems, such as our Aspen ICP Strip, create gaseous atomic oxygen that is exposed to the wafer to remove the photoresist.

     The demand for photoresist strip equipment has grown as the complexity and number of strip steps required for each wafer have increased. Complex ICs require additional photoresist stripping steps with more than 20 steps required for 64 Megabit DRAMs. The increase in strip steps in the IC manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity. The added complexity of the strip process has also led to higher average selling prices of such equipment. According to Dataquest figures published in January 1999, the market was projected to reach $450 million by the year 2002.

- EMERGING TECHNICAL REQUIREMENTS. Fabrication of advanced ICs with feature sizes under 0.25 microns require new strip technologies that have greater sensitivity to residues, contamination drive-in and underlying film selectivities. With each reduction in feature size, the Company estimates that manufacturers typically require a 2X decrease in the level of allowable contamination drive-in. In addition to providing a "gentler" non-damaging plasma, the strip system must also meet the increasing demands of removing photoresist and sidewall polymers from higher energy etch processes that require increased sidewall polymerization and resist cross-linking to meet stringent profile control.

- MATTSON'S STRIP TECHNOLOGY. To meet this demand, we market worldwide three separate and distinct plasma strip source products, each designed for different design regimes. The most recent product offering uses a patented, inductively coupled plasma (ICP) technology to gently and thoroughly remove photoresist and residue from the wafer. This remote (downstream) plasma source generates a gentle, low energy plasma that achieves advanced "all dry" stripping with zero damage and low contamination drive-in results without additional post-strip chemical processing. The ICP technology is specifically designed for advanced semiconductor device manufacturing submicron processes 0.25 microns and below. When combined with the standard Aspen platform, the Company believes that the Aspen ICP Strip system provides significant cost of ownership advantages.

- THE ASPEN STRIP. The Aspen Strip consists of the standard Aspen platform together with one or two processing chambers. Each chamber processes two wafers at a time. System throughput varies with the resist thickness and is approximately 90-130 wafers per hour with one chamber and 110-160 wafers per hour with two chambers for most applications. We believe the two chamber Aspen Strip offers a substantial reduction in cost of ownership relative to conventional single wafer systems. In particular, the systems provide substantial improvements in throughput which result in a significant reduction in cost of ownership and initial capital investment. In addition, the ICP residue removal capability reduces the need for wet chemical steps, which allows for the customer to realize a greater reduction in cost of ownership by decreasing the number of wet stations needed.

THE ASPEN CVD

- CVD MARKET. CVD processes are used to deposit insulating (dielectric) and conducting films on wafers. These films are the basic material used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components. The deposition of dielectric films has become a higher priority due to the increasing number of metalization layers required and the difficulty of insulating and interconnecting them. The Company's Aspen CVD system deposits silane-based films, such as silicon dioxide (oxide) films, for interlayer and intermetal dielectric applications, silicon nitride (nitride) films, for final passivation applications and oxynitrides for Dielectric Antireflective Coatings. The Aspen CVD also deposits TEOS and fluorinated TEOS.

- EMERGING TECHNICAL REQUIREMENTS. As feature sizes continue to decrease, CVD process equipment must meet more stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties such as stress, stoichiometry and conformality must also be improved and more tightly controlled. Semiconductor manufacturers also place importance on compatibility with metalization steps, such as aluminum and copper deposition. Finally, as process complexity increases, the number of CVD steps increases and throughput and system productivity become significantly more important.

- MATTSON'S CVD TECHNOLOGY. Plasma enhanced CVD allows the system to process wafers at a relatively low temperature, reducing the risk of damage to aluminum metalization layers during processing. Film stress and density can be controlled independent of process chemistry by the use of a low frequency RF bias. Dual loadlocks isolate the process chamber from pressure and temperature fluctuations. This isolation of the process chamber reduces particulates and improves film quality and repeatability. Continuous processing improves thickness uniformity and film quality by randomizing small variations in deposition from one station to the next. High throughput resulting from continuous processing permits the use of slower, more consistent and less damaging process technologies than are economically feasible in conventional single wafer systems. Defect density is also improved through the use of an IN SITU plasma cleaning process that automatically cleans the process chamber after every batch of wafers.

- THE ASPEN CVD. The Aspen CVD system, like the Aspen Strip, is based on one of the two standard Aspen platforms. The Aspen 2 system can be configured with one or two process chambers and each chamber can process four wafers at a time. The second chamber can be used to increase throughput with a minimal increase in footprint. The Aspen 3 platform can be configured with one, two or three process chambers and each chamber can process 2 wafers at a time. Aspen 3 is specifically designed for 200 and 300 mm wafer and higher productivity for a larger variety of thin dielectric films. The automatic cleaning cycle and simple system design reduces production downtime and increases overall system availability. The Company believes that the Aspen CVD systems offer a significant improvement in COO over the leading competitive systems. Meeting the technology requirements of advanced films combined with the COO advantage and a global support structure, the Company believes its CVD system is very competitively positioned for the emerging dual damascene technology trend.


THE ASPEN RTP

- RTP MARKET. An RTP (Rapid Thermal Processing) system heats semiconductor wafers for silicide formation, implant annealing and formation of films on semiconductor wafer surfaces. Traditional RTP systems that use lamp heating technology operate at high temperatures ranging from 400 to 1150 Celsius. Diffusion furnace systems provide furnace annealing in both high and low temperature regimes. Based on Dataquest and VLSI figures, we estimate the RTP market at $571 million in 1999, including diffusion furnace and RTP technology, and estimate that market at $1.4 billion in the year 2002.

- EMERGING TECHNICAL REQUIREMENTS. As device geometries and thermal budgets shrink, Rapid Thermal Processing (RTP) is emerging as a key semiconductor processing technology. As the number of layers on semiconductor wafers have increased, the demand for RTP machines dedicated to specific applications in the fab has increased.

     RTP technology must be able to meet ever more stringent requirements for processing on semiconductor wafers. Issues concerning uniformity and repeatability affect the integrity of the IC. IC makers also place importance on the amount of time a semiconductor wafer is exposed to heat to achieve a certain process and the level of wafer throughput achieved by the system.

- MATTSON'S RTP TECHNOLOGY. The Company's Aspen RTP system employs susceptor-based heating technology for excellent temperature stability, uniformity and repeatability in a wide operating range of 400-1150 Celsius at minimum power consumption. The system is capable of a variety of processing and chemical reactions, including: Titanium Silicide and Cobalt Silicide formation; Titanium Nitride barrier formation and anneals; thermal donor annihilation (TDA) and lower temperature reflows and implant anneals.

- THE ASPEN RTP. The Aspen RTP system is based on the Aspen platform and the principle of modular continuous processing. It handles up to 110 wafers per hour for selected processes. The simple design of the process chamber has no moving parts and no consumables, which contributes to its low preventative maintenance requirements. We believe that our single chamber Aspen RTP offers a substantial reduction in COO relative to conventional RTP systems.

THE ASPEN LITEETCH

- ISOTROPIC ETCH MARKET. An isotropic etch system performs a variety of etch processes on semiconductor wafers - processes which can be used in as many as 10 steps in a typical 0.25 micron DRAM or logic fab. At this time, these processes include, but are not restricted to: (i) silicon soft etch (post-RIE contact cleanup); (ii) highly selective nitride removal for LOCOS or STI; (iii) backside nitride stripping; (iv) self-aligned-contact (SAC) nitride removal; (v) isotropic contact and via etch; and (vi) passivation etch. These advanced isotropic etch applications make up the building blocks of current and future generation ULSI devices.

     Historically, both dry and wet chemistries have been used for isotropic etch manufacturing processes. In some cases, more expensive anisotropic etchers with low productivity have been used in place of isotropic etch applications. The use of anisotropic etchers greatly increases the cost of these manufacturing applications. Wet benches require a large amount of cleanroom floorspace plus special handling and disposal of chemicals, increasing associated costs and environmental concerns. With the inevitable move from wet to dry processing for key application steps, the Company believes that Aspen LiteEtch offers enabling technological capabilities with the benefits of dry etch tools. These benefits include (i) lower cost of ownership than wet stations, (ii) floorspace savings and (iii) a higher level of process automation for ease of use.

     Our Aspen LiteEtch system is an isotropic etching system that uses dry chemistry to selectively remove inorganic films such as silicon nitride, polysilicon and silicon oxides from the wafers. This etching is done in a damage-free and contamination-free environment, which is critical to the formation of advanced IC structures such as shallow trench isolation (STI) for devices with design rules of less than 0.25 micron.

- EMERGING TECHNICAL REQUIREMENTS. With the ever-shrinking device feature size, processes used to remove films from wafers must be ever more selective to prevent damage to the films in the underlying layers. This process capability and control is necessary in order to produce reliable and yielding devices. As device geometries shrink below 0.18 micron, the ability of wet chemicals to clean and etch such features will be limited.

- MATTSON'S ISOTROPIC ETCH TECHNOLOGY. Our first isotropic etch product, the Aspen LiteEtch, uses a patented, inductively coupled plasma (ICP) source - the same source used in our Aspen Strip product. This downstream ICP source uses a high pressure plasma process to produce a low energy plasma that achieves high etch rates while minimizing electrically charged particles that can damage sensitive semiconductor devices. By combining ICP technology designed for advanced device manufacturing with the high throughput of the Aspen platform, we believe that we provide significant cost of ownership advantages over comparable equipment.

- THE ASPEN LITEETCH. The Aspen LiteEtch system is comprised of the standard Aspen platform together with one or two process chambers. A specially designed ceramic source allows for the use of aggressive etching chemistries while reducing consumables cost. The system provides greater than 90% uptime without added damage or contamination. Each chamber processes two wafers at a time, while retaining single wafer process control. For most applications, system throughput typically varies with the process from 40 to 80 wafers per hour for a single chamber system and from 70 to 110 wafers per hour for a dual chamber system. We believe our unique dual chamber Aspen LiteEtch offers a substantial reduction in cost of ownership compared to competing isotropic as well as anisotropic etchers and wet bench systems. In particular, we believe that Aspen LiteEtch systems provides enabling and manufacturable technical capabilities, provide a high throughput which result in a substantial reduction in COO; and that our systems allow customers to further reduce COO by eliminating environmental concerns and costs associated with the use and disposal of wet chemical acids.

EPIPRO SYSTEMS
- EPI TECHNOLOGY. An epitaxial film is the controlled growth on a crystalline substrate of a crystalline layer, also known as an epilayer. Epi film is an essential part of IC fabrication and consists of two types of film growth. In "homo-epitaxy" (e.g., silicon layers on a silicon substrate), the epilayer exactly duplicates the crystal structure of the substrate while allowing the IC designers to change resistivity or dopant concentration, of the substrate. In "hetero-epitaxy" (e.g., silicon on sapphire), the deposited epilayer is a different material with a different crystalline structure than the substrate. The silicon properties of the epitaxy produce a more controlled silicon growth than do manufactured silicon wafers. The use of epitaxy results in a huge (tenfold) increase in yield during the manufacturing process over the old method of applying diffusion three times.

- THE EPI MARKET. According to information published by Dataquest in January 1999, the market for batch and single wafer epi equipment is estimated at $150 million in 1999, and is projected to reach $371 million in the year 2002.

- CONCEPT-HTP EPIPRO SERIES. Dedicated to increasing epitaxy process productivity for semiconductor manufacturers worldwide, Mattson's Concept-HTP Division offers the largest batch epi load sizes available, while delivering a 2X productivity advantage over the Gemini product line. This advantage in productivity is dramatically increasing the cost-effectiveness of Epi processing. With substantial batch size advantages, the EpiPro is the leading performer for batch, thin and thick film Epi in 100mm to 200mm wafers.

CUSTOMERS

We sell our products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. There were no individually significant customers in 1998 or 1996. One end user customer, TSMC, accounted for 11% of sales in 1997. While we actively pursue new customers, there can be no assurance that we will be successful in our efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

MARKETING AND SALES

We sell our systems through a combination of a direct sales force, our Japanese distributor and a manufacturers' sales representative. In addition to the direct sales force at the Company's headquarters in Fremont, California, we have domestic regional sales offices located in New Jersey, Arizona, Oregon and Texas. The Company also maintains regional direct sales and support offices in Singapore, Taiwan, Korea, and Germany, and an office in Japan to provide research, development and engineering, and marketing support for customers in Japan and certain other Asian markets. We are continuing to invest resources to increase the size of our direct sales force.

As part of our strategy for penetrating the Japanese market, we established a distributor relationship with Marubeni in December 1990 and are substantially dependent upon our relationship with Marubeni to address the Japanese market. We formed a subsidiary in Japan in October, 1995, in which Marubeni has a minority interest, in order to provide research, development and engineering, and marketing support for customers in Japan and certain other Asian markets. Although we believe that we maintain a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of our distribution agreement with Marubeni, our strategy to increase our sales in Japan would be adversely affected and we would be obligated to repurchase up to $1.0 million of inventory related to the Company's sales to Marubeni. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that we will be able to maintain or increase our sales to the Japanese semiconductor industry.

We also have personnel located in service and customer support offices in Singapore, Korea, Taiwan and Germany. Our arrangements with our customers are generally on a purchase order basis and not pursuant to long term contracts.

International sales accounted for 67%, 65%, and 76% of total net sales in 1998, 1997 and 1996, respectively. We anticipate that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Without limiting the generality of the foregoing, because of our dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as the recent Asian economic problems. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

CUSTOMER SUPPORT

We believe our customer support organization is critical to establish the long-term customer relationships which often are the basis upon which semiconductor manufacturers select their equipment vendor. Our customer support organization is headquartered in Fremont, California, with additional employees located in Arizona, Idaho, Maryland, Massachusetts, Texas, Oregon, Virginia, Germany, Korea, Singapore, Taiwan, and the United Kingdom. Our strategy is to use local support personnel in regions where multiple systems are in place. Marubeni provides service to the Company's customers located in Japan. Our support personnel have technical backgrounds, with process, mechanical, and electronics training, and are supported by our engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service, and provide sales support.

The warranty periods for Mattson systems range from 12 to 36 months after shipment or acceptance. The exact warranty depends upon the purchase agreement.

BACKLOG

We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. As of December 31, 1998, backlog was approximately $22.7 million. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders which were previously booked and included in backlog.

RESEARCH, DEVELOPMENT AND ENGINEERING

Our research, development and engineering efforts are focused upon our multi-product strategy. During recent periods we have devoted a significant amount of resources to the EpiPro 5000 in-process technology acquired from Concept. Due to projected push-outs of the 300mm implementation by our customers we have also increased our efforts on our RTP system.

We maintain an applications laboratory in Fremont to test new systems and customer-specific equipment designs. By basing products on the Aspen platform, we believe that we are able to focus our development activities on the process chamber and to develop new products quickly and at relatively low cost. For example, we believe we were able to reduce new product development time on our CVD, RTP and LiteEtch products. In the future we also hope to leverage the high productivity platform for 300mm production throughout our product lines, in a manner similar to the way we introduced our 200mm (8") product lines.

The markets in which our customers and we compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend, in part, upon our ability to continue to improve our existing systems, process technologies, and to develop systems and new technologies which compete effectively on the basis of COO and performance. In addition we must adapt our systems and processes to technological changes and to support emerging industry standards for target markets. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that we will be able to improve our existing systems and process technologies or to develop new technologies or systems.

Our research, development and engineering expenses for the years 1998, 1997, and 1996, were $16.7 million, $14.7 million, and $11.5 million, respectively, representing 28%, 19% and 16% of net sales, respectively. There can be no assurance our research, development and engineering efforts will result in the successful development of new products.

ACQUISITION

On July 24, 1998 we completed our acquisition of Concept Systems Design, Inc. ("Concept"), a supplier of epitaxial (EPI) systems. The transaction was achieved through the merger of a wholly-owned subsidiary of Mattson with and into Concept. In connection with the acquisition, we issued 795,138 shares of our Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the acquisition if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction has been accounted for as a purchase. The acquisition resulted in a $4.2 million write-off of in-process research and development in the third quarter of 1998.

In addition to the tangible assets and liabilities assumed with the acquisition of Concept, we also acquired three categories of intangible assets as shown below:

-    Developed technology
-    In-Process technology
-    In-Place workforce

DEVELOPED TECHNOLOGY
Developed technology was made up of all technology currently employed in the existing products of Concept at the time of the acquisition, and all technology that had reached a level of technological feasibility. This included the Epi 2400 and 3000 batch reactors.

IN-PROCESS TECHNOLOGY
As of the acquisition date, Concept was engaged in the development of two major projects which had required the majority of Concept's research and development resources over the preceding several years - the development of the EpiPro 5000 and the development of a single-wafer system.

- The EpiPro 5000 had been under development for approximately four years at the date of the acquisition, including two years of initial work by a team of approximately two engineers engaged in proof-of-process, followed by a much more extensive effort by a team of approximately eleven engineers. By October 1997, Concept had produced an "alpha" prototype, and focus shifted toward development of a single wafer system. At the end of March 1998 attention shifted back toward the EpiPro 5000 and as of the acquisition date a full staff was working toward a `beta" version. Management estimated that approximately $2.0 million had been invested in the EpiPro 5000 system as of the acquisition date. As of December 31, 1998, Mattson had invested approximately another $0.8 million into the system. We expect to ship the first system in the spring of 1999.

- Development of the Single Wafer System (SWS) began in 1995, and from the spring of 1996 through April 1998 approximately $10 million had been spent. By early 1998 Concept produced an `alpha" prototype, but subsequently reduced their development efforts because of a lack of funding.

During 1998 we focused our development efforts on the EpiPro 5000 project. We plan to intensify efforts on the Single Wafer project after completion of the EpiPro 5000 project.

IN-PLACE WORKFORCE
Concept's in-place workforce consisted of highly skilled engineers with specialized experience in epitaxial deposition. This workforce would be difficult and expensive to recreate, and as such has been valued as an intangible asset of the acquisition.

COMPETITION

The market for our systems is highly competitive and is subject to rapid technological change. Significant competitive factors include system performance, COO, size of installed base, breadth of product line and customer support. We believe that we compete in our chosen markets primarily on the basis of system performance, COO and customer support. We believe we can also compete on the basis of price due to the design of our systems.

We face substantial competition in our chosen market segments from both established competitors and potential new entrants. Most of our competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases and have substantially greater financial, technical and marketing resources than we have. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to our systems. In the United States and European plasma photoresist strip markets we compete primarily with GaSonics, Matrix and Eaton (formerly Fusion). In Japan, we compete primarily with Canon, Plasma Systems Corporation, KEM (formerly MC Electronics), Tokyo Ohka and various Japanese vendors who have already established relationships with Japanese IC manufacturers. Competitors for our LiteEtch systems include Lam Research, GaSonics, Matrix, Tegal and Shibauru. In the CVD market, we compete primarily with Applied Materials, Novellus and ASM. In the RTP market we compete with Steag Microelectronics and Applied Materials. In the isotropic etch market we compete with Lam Research, GaSonics, Matrix, Tegal, and Shibaura. In the United States and European epitaxial markets we compete primarily with Applied Materials, ASM and Moore Technology. In Asia and Japan we also compete with Toshiba.

MANUFACTURING

Our manufacturing operations are based in our Fremont facility and consist of procurement, subassembly, final assembly, test and reliability engineering. Our current Strip, CVD, RTP and LiteEtch systems are based on the Aspen platform, enabling us to use a large number of common subassemblies and components. Additional manufacturing floor space was added with the acquisition of Concept. The Concept facilities were not fully utilized in 1998. With several large Concept orders booked in December 1998, we expect to better utilize this manufacturing space. Many of the major assemblies are procured complete from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies which differentiate our systems from our competitors. We are implementing a quality control program based on ISO-9001 and Sematech-generated measurement and improvement methodologies.

Certain of our components are obtained from a sole supplier or a limited group of suppliers. We generally acquire such components on a purchase order basis and not under any long term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically we have not experienced any significant delays in manufacturing due to an inability to obtain components and we are not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of our systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our systems and could have a material adverse effect on us. See "Business--Factors That May Affect Future Results and Market Price of Stock."

We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our sales demonstrations and research and development. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on our operations.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. There can be no assurance that our competitors will not be able to legitimately ascertain the non-patented proprietary information embedded in our systems, in which case we may be precluded from preventing the use of such information. To the extent we wish to assert our patent rights, there can be no assurance that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent application will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to us, or that we will have sufficient resources to prosecute our rights.

Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that we will be able to obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

In this Annual Report on Form 10-K and from time to time, the Company may make forward looking statements regarding, among other matters, the Company's future strategy, product development plans, productivity gains of its products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including the following:

- OUR QUARTERLY RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE. We derive most of our net sales from the sale of our photoresist stripping systems. The list prices range from approximately $375,000 to $750,000. At our current revenue level, each sale, or failure to make a sale, can have a material effect on the Company. Our backlog at the beginning of a quarter typically does not include all sales required to achieve our sales objectives for that quarter. Consequently, our net sales and operating results for a quarter depend on the Company shipping orders scheduled to be sold during that quarter and obtaining orders for systems to be shipped in that same quarter. A delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below our expectations and may thus materially and adversely affect our operating results for such quarter. Other factors which may lead to fluctuations in our quarterly and annual operating results include:

-    market acceptance of the Company's systems and its customers' products
-    substantial changes in revenues from significant customers
- changes in overhead absorption levels due to changes in the number of systems manufactured
-    geographic mix of sales
- timing of announcement and introduction of new systems by the Company and its competitors
-    seasonality
-    changes in product mix
-    delays in orders due to customer financial difficulties
- cyclicality in the semiconductor industry and the markets served by the Company's customers.

In particular, the uncertainties regarding market conditions and customer order changes and cancellations arising from the recent market slowdown raise significant risks regarding fluctuating quarterly results. As we continue to invest in accordance with our long-term strategy, fluctuating revenue levels will produce fluctuating results. Similarly, due to unpredictable order patterns, our manufacturing efficiency can vary significantly from quarter to quarter which can adversely affect gross margins and net operating results. The amount of time from the initial contact with the customer to the first order is typically nine to twelve months or longer and may involve competing capital budget considerations for the customer, thus making the timing of customer orders uneven and difficult to predict. Any delay or failure to receive anticipated orders, or any deferrals or cancellations of existing orders, could adversely affect our financial performance. In addition, continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization will result in significantly higher fixed costs which we will not be able to reduce rapidly if our net sales goals for a particular period are not met. The impact of these and other factors on our operating results in any future period cannot be forecasted accurately.

- THE COMPANY'S FUTURE SUCCESS DEPENDS UPON THE COMPANY CONTINUING TO DEVELOP ITS SYSTEMS, PRODUCTS AND THE MARKET'S ACCEPTANCE OF THEM. Given that our systems represent alternatives to conventional strip, isotropic etch, CVD, RTP and Epi equipment currently marketed by competitors, we believe that our growth prospects depend in large part upon our ability to gain acceptance by a broader group of customers of the efficacy of the Company's systems and technology. To date, only our strip and Epi products have gained widespread market acceptance. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor's capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Given these factors, there can be no assurance that we will be successful in obtaining broader acceptance of our systems and technology. The transition of the market to 300mm wafers will present both an opportunity and a risk to us. To the extent that we are unable to introduce 300mm systems on a timely basis and which meet customer requirements, our business, results of operations and financial condition could be materially and adversely affected.

- OUR REVENUES ARE SIGNIFICANTLY DEPENDENT ON INDIVIDUAL CUSTOMERS MAKING PURCHASES. We sell our products to leading IC manufacturers located in the United States, Japan, the rest of the Pacific Rim and Europe. There were no individually significant customers in 1998 or 1996. One end user customer, TSMC, accounted for 11% of sales in 1997. While we actively pursue new customers, there can be no assurance that we will be successful in our efforts, and any significant weakening in customer demand would have a material adverse effect on us.

- OUR REVENUES ARE HIGHLY DEPENDENT ON OUR JAPANESE DISTRIBUTOR, MARUBENI, AND THE ASIAN MARKET IN GENERAL. We believe that strong sales in the Japanese market will be essential to our future financial performance. As part of our strategy for penetrating the Japanese market, we established a distributor relationship with Marubeni and are substantially dependent upon Marubeni to address the Japanese market. Approximately 16% of our net sales for the year ended December 31, 1998 were sold through Marubeni to customers in Japan. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of our distribution agreement with Marubeni, our strategy to increase our sales in Japan will be adversely affected and we would have the obligation to repurchase up to $1 million of inventory related to our sales to Marubeni. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that we will be able to maintain or increase our sales to the Japanese semiconductor industry.

     We are also substantially dependent upon sales to Pacific Rim countries generally. During the fiscal year ended December 31, 1998, approximately 50% of our net sales were to customers based in the Pacific Rim. Some of our foreign sales are denominated in U.S. dollars, so our products become less price competitive in countries with currencies that are declining in value against the dollar. As such, we are particularly at risk with respect to effects from developments such as the recent Asian economic problems.

- OUR SALES CYCLE IS LENGTHY BECAUSE SALES FOR OUR SYSTEMS DEPEND UPON THE DECISIONS OF PROSPECTIVE CUSTOMERS TO MAKE SIGNIFICANT CAPITAL COMMITMENTS. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular vendor's capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, our ability to receive orders from potential customers may depend upon such customers undertaking an evaluation for new equipment. For many potential customers, such an evaluation may occur infrequently. Following initial system qualification, we often experience further delays in finalizing system sales while the customer evaluates and receives approvals for the purchase of our systems and completes a new or expanded facility. We believe we must significantly increase our inventory investment in evaluation systems because many customers in their evaluation processes use them. Due to these factors, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort. There can be no assurance that any of our efforts will be successful.

- OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. Our business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the systems manufactured and marketed by us. We saw sales growth in the first two quarters of 1996 followed by a sales downturn in the last two quarters of 1996 and the first quarter of 1997. Sales in the second through fourth quarters of 1997 showed continuous positive growth. Sales in 1998 saw three quarters of falling sales and then ending with an up-tick in the fourth quarter of the year. We expect sales in the first quarter of 1999 to be higher than in the last quarter of 1998. We anticipate that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. Any downturns or slowdowns in the semiconductor market will materially and adversely affect our net sales and operating results in the future.

- WE MAY NOT BE ABLE TO COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY. The market for our systems is highly competitive and is subject to rapid technological change. Significant competitive factors include (i) system performance, (ii) cost of ownership, (iii) size of installed base,
     (iv) breadth of product line and (v) customer support. Principal competitors for our Aspen Strip systems include GaSonics, Eaton (formerly Fusion) and Matrix in the United States and Canon, Plasma Systems Corporation, KEM (formerly MC Electronics), Tokyo Ohka and various
     Japanese vendors who have already established relationships with Japanese IC manufacturers. Competitors for our Aspen LiteEtch systems include Lam Research, GaSonics, Matrix, Tegal and Shibaura. Competitors for our Aspen CVD systems include Applied Materials, Novellus and ASM and competitors for our Aspen RTP system include Steag Microelectronics and Applied Materials. In the United States and European epitaxal markets, we compete primarily with Applied Materials, ASM and Moore Technology. In Asia and Japan we also compete with Toshiba. Most of our competitors (particularly for CVD systems) have broader product lines, have been in business longer, have more experience with high volume manufacturing, have broader name recognition, have substantially larger customer bases, and have substantially greater financial, technical and marketing resources than us. In addition, to expand our sales, we must often replace competitors' systems. There can be no assurance that our competitors will not develop enhancements to, or future generations of competitive products that will offer price/performance features that are superior to our systems.

- MOST OF OUR SALES REVENUE IS CONCENTRATED IN ASPEN STRIP SYSTEMS. To date, most of the Company's sales of systems have been Aspen Strip systems. The Company's continued sales growth will depend upon achieving market acceptance of its Aspen CVD, Aspen RTP, Aspen LiteEtch, EpiPro systems and future products.

- ACQUISITIONS, WHICH ARE INHERENTLY RISKY, ARE PART OF OUR BUSINESS STRATEGY. As part of our business strategy, we may make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, (i) the difficulty of assimilating the operations and personnel of the acquired businesses, (ii) the potential disruption of the Company's ongoing business (iii), the inability of management to maximize the financial and strategic position of the Company or acquired or invested products, services, and technologies,
     (iv) the maintenance of uniform standards, controls and procedures and policies and the impairment of relationships with employees and customers as a result of any integration. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

- OUR FUTURE SUCCESS DEPENDS UPON OUR CONTINUING TO DEVELOP AND INTRODUCE NEW SYSTEMS WHICH COMPETE EFFECTIVELY ON THE BASIS OF PRICE AND PERFORMANCE. Rapidly changing technology, evolving industry standards and continuous improvements in products and services characterize the markets in which we and our customers compete. Because of continual changes in these markets, we believe that our future success will depend, in part, upon our ability to continue to improve our systems and our process technologies and to develop new technologies and systems which compete effectively on the basis of price and performance and which adequately address customer requirements. In addition, We must adapt our systems and processes to technological changes and to support emerging target market industry standards. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that we will be able to improve our existing systems and our process technologies or develop new technologies or systems in a timely manner.

- OUR SUBSTANTIAL DEPENDENCE UPON A LIMITED NUMBER OF SUPPLIERS FOR SOME COMPONENTS AND SUBASSEMBLIES REDUCE OUR CONTROL OVER THE TERMS OF THEIR DELIVERIES. We rely to a substantial extent on outside vendors to manufacture many of the Aspen systems' components and subassemblies. Certain of these are obtained from a sole supplier or a limited group of suppliers. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our systems and could have a material adverse effect on the Company.

- WE ARE HIGHLY DEPENDENT ON OUR PERSONNEL. Our success depends to a large extent upon the efforts and abilities of Brad Mattson, Chairman and Chief Executive Officer, and other key managerial and technical employees. The loss of Mr. Mattson or other key employees could have a material adverse effect on us. We have not entered into written employment agreements with our executive officers. The success of our business will also depend upon our ability to continue to attract and retain qualified employees, particularly those highly skilled design and process engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense.

- WE ARE HIGHLY DEPENDENT ON OUR SALES OVERSEAS, PARTICULARLY TO JAPAN AND OTHER PACIFIC RIM COUNTRIES. International sales accounted for 67%, 65%, and 76% of total net sales in 1998, 1997 and 1996, respectively. We anticipate that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Without limiting the generality of the foregoing, because of our dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as the recent Asian economic problems. Our international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under that act. Our sales to date have been denominated in U.S. dollars and as a result, there have been no losses related to currency fluctuations on sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

- WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS TO PROTECT OUR PROPRIETARY TECHNOLOGY. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We believe that patents are of less significance in this industry than such factors as innovative skills, technical expertise and know-how of our personnel. There can be no assurance that our competitors will not be able to legitimately ascertain the non-patented proprietary information embedded in our systems, in which we may be precluded from preventing the use of such information. To the extent we wish to assert our patent rights, there can be no assurance that any claims of our patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to us, or that we will have sufficient resources to prosecute our rights.

     Although there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that we will be able to obtain licenses on reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on us. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our systems. Any of these situations could have a material adverse effect on the Company.

- OUR FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS COULD RESULT IN SUBSTANTIAL LIABILITY TO THE COMPANY. We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during sales demonstrations and research and development. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. To the best of our knowledge, we are in compliance with all federal, state and local environmental regulations. However, failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements for the acquisition of significant equipment or other significant expense.

- THE PRICE OF OUR COMMON STOCK HAS IN THE PAST AND MAY IN THE FUTURE FLUCTUATE SIGNIFICANTLY. In the past, the market price of our Common Stock has been subject to significant volatility and has declined substantially from its highs. There can be no assurance that the market price of our Common Stock will not decline in the future. We believe that a variety of factors could cause the price of our Common Stock to fluctuate, perhaps substantially, including:

-    announcements of developments related to the Company's business
-    fluctuations in the Company's operating results and order levels
-    general conditions in the semiconductor industry or the worldwide economy
-    announcements of technological innovations
-    new products or product enhancements by the Company or its competitors
-    developments in patents or other intellectual property rights
- developments in the Company's relationships with its customers, distributors and suppliers.

     In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely effect the market price of our Common Stock.

- WE ARE EXPOSED TO RISKS RELATED TO YEAR 2000 (Y2K) ISSUES FROM OUR PRODUCTS, OUR INTERNAL INFRASTRUCTURE AND OUR BUSINESS PARTNERS WHICH COULD HAVE A SIGNIFICANT IMPACT ON OUR FINANCIAL CONDITION. As with many other companies, the Year 2000 computer issue presents risks for us. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems resulting in the interruption of the business operations which they control. This could adversely affect our ability to process orders, forecast production requirements or issue invoices. A significant failure of the computer integrated manufacturing systems, which monitor and control factory equipment, would disrupt manufacturing operations and cause a delay in completion and shipping of products. Moreover, if our critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, it could impact our operating results. Finally, our own products could malfunction as a result of a failure in date recognition, giving rise to the possibility of warranty claims and litigation. Based on currently available information, our management does not believe that the Year 2000 issues discussed above, related to internal systems or products sold to customers, will have a material impact on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by such matters. A significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000 related issue could result in a material adverse impact on our operating results and financial condition. In addition, it is possible that a supplier's failure to ensure Year 2000 capability or our customer's concerns about Year 2000 readiness of our products would have a material adverse effect on our results of operations.

EMPLOYEES

As of February 19, 1999 we had 349 employees. There were 58 employees in manufacturing operations, 93 in research, development and engineering, 160 in sales, marketing and field service and customer support, and 38 in general, administrative and finance.

The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurances that we will be successful in retaining or recruiting key personnel. None of our employees is represented by a labor union and we have never experienced a work stoppage, slowdown, or strike. We consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

We maintain our headquarters in Fremont, California. During the years ended December 31, 1998 and 1997, we increased our facility square footage by leasing additional office space. Our leased 61,000 square foot facility was supplemented with an additional 31,000 square feet of space located near the 61,000 square foot facility in the fourth quarter of 1997. This 31,000 square foot facility was used until we acquired Concept's 60,000 square foot facility in July 1998. We then began moving personnel from the 31,000 square foot facility, which was vacated in the third quarter of 1998. We do not expect to use this facility again before the expiration of the lease in August 1999. The leases for the two remaining 61,000 and 60,000 square foot facilities expire in February 1999 and April 2003, respectively. Our future growth may require that we secure additional facilities or expand our current facilities further before the term of our headquarters' lease expires. Any move to new facilities or expansion could be disruptive and could have a material adverse effect on our operations and financial performance. We also lease sales offices in Yokohama, Japan; Singapore, Seoul, Korea; Hsinchu, Taiwan; and Oberwossen, Germany with expiration dates from July 1999 to August, 2000.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

STOCK LISTING
Mattson Technology's common stock has been traded on the over-the-counter market since the Company's initial public offering on September 28, 1994. Our stock is quoted on the NASDAQ Stock Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

1998                                   HIGH              LOW
----------------------------------------------------------------
FIRST                                  9 3/4            6 1/8
SECOND                                7 5/16            5 1/4
THIRD                                    6              3 1/8
FOURTH                                 7 1/2            2 3/4

1997
----------------------------------------------------------------
FIRST                                 11 5/8            9 3/8
SECOND                                10 3/4            7 7/16
THIRD                                   16             10 11/16
FOURTH                                14 7/8              7


The Company has never paid cash dividends on its common stock and has no present plans to do so. As of February 19, 1999, there were approximately 196 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

FIVE-YEAR SUMMARY

December 31,                                      1998               1997              1996               1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales(1) (4)                                $ 59,186          $ 76,730           $ 73,260           $ 55,342           $ 19,551
Net income (loss) (2) (4)                        (22,367)            1,431              6,465             10,492              3,018
Net income (loss) per share (2):
     Basic                                      $  (1.52)         $   0.10           $   0.46           $   0.80           $   0.34
     Diluted                                    $  (1.52)         $   0.09           $   0.42           $   0.71           $   0.29
BALANCE SHEET DATA:
Total assets                                    $ 68,120          $ 84,443           $ 84,489           $ 74,089           $ 32,479
Total stockholders' equity (deficit) (3)        $ 49,880          $ 68,184           $ 69,115           $ 61,076           $ 28,292

QUARTERLY DATA
(unaudited)

                                                                    FIRST             SECOND               THIRD            FOURTH
December 31, 1998                                                  QUARTER            QUARTER            QUARTER(5)         QUARTER
-----------------------------------------------------------------------------------------------------------------------------------
Net sales (4)                                                     $ 20,248           $ 15,649           $  9,420           $ 13,869
Gross profit (4)                                                     9,075              7,201                500              4,815
Net income (loss) (2) (4)                                           (1,220)            (1,245)           (14,799)            (5,103)
Net income (loss) per share (2) (4):
     Basic                                                        $  (0.09)          $  (0.09)          $  (1.00)          $  (0.33)
     Diluted                                                      $  (0.09)          $  (0.09)          $  (1.00)          $  (0.33)


                                                                    FIRST             SECOND               THIRD            FOURTH
December 31, 1997                                                  QUARTER            QUARTER             QUARTER           QUARTER
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 13,023           $ 16,571           $ 22,633           $ 24,503
Gross profit                                                         6,565              8,306             11,849             12,880
Net income (loss)                                                     (568)                55                949                995
Net income (loss) per share:
     Basic                                                        $  (0.04)          $   0.00           $   0.07           $   0.07
     Diluted                                                      $  (0.04)          $   0.00           $   0.06           $   0.07

(1) Includes sales through a related party distributor for each yearly period as follows: 1995 - $16,994 and 1994 - $8,435.
(2) Includes a one time charge for in-process research and development of $4.2 million in the third quarter of 1998.
(3) The Company has not paid and does not intend to pay dividends in the foreseeable future.
(4) Statement of operations data for 1998 includes sales and expense activity from Concept subsequent to the acquisition date of July 24, 1998.
(5)  As restated in the 10Q/A filed on February 19, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

                                    OVERVIEW
We design, manufacture and market advanced fabrication equipment to semiconductor manufacturers worldwide. We began operations in 1989 and shipped our first photoresist removal product, the Aspen Strip, in 1991. Our current Aspen Strip, CVD, RTP and LiteEtch product lines are based on a modular Aspen platform which accommodates two process chambers supporting increased throughput. We currently offer Aspen Strip, CVD, RTP LiteEtch and EpiPro products.

We have derived substantially all of our sales from Aspen Strip systems. In addition, we derive sales from CVD, RTP, LiteEtch and EpiPro systems as well as spare parts and maintenance services.

We experienced sales growth in the first two quarters of 1996 followed by a sales downturn in the last two quarters of 1996 and the first quarter of 1997. Sales in the second through fourth quarters of 1997 showed continuous positive growth. Sales in the first three quarters of 1998 fell from previous levels and showed some improvement in the fourth quarter. We expect sales in the first quarter of 1999 to be higher than the last quarter of 1998. Such estimates are preliminary and are subject to change. In particular, there can be no assurance that our results for such periods or the periods thereafter will not be worse than currently expected. There can be no assurance that we will be able to regain sales growth or profitability. Future results will depend on a variety of factors, particularly (i) overall market conditions and also timing of significant orders, (ii) our ability to successfully market our CVD, RTP, LiteEtch and EpiPro products as well as to bring new systems to market, (iii) the timing of new product releases by our competitors, (iv) patterns of capital spending by our customers, (v) market acceptance of new and/or enhanced versions of our systems, (vi) changes in pricing by us, our competitors, customers, or suppliers and (vii) the mix of products sold. In order to support long term growth in our business, we have continued to increase research and development expense levels from the previous years. Selling, general and administrative costs in 1998 are comparable to those in 1997. Increasing expenditures related to the Concept product line offset cost cutting measures implemented in the second quarter of 1998. We are still dependent upon increases in sales in order to regain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

As a result of the well publicized Asian economic problems, many semiconductor manufacturers delayed previously planned new equipment purchases. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and have a significant adverse impact on our ability to forecast near term revenue expectations. Our ability to modify our operations in response to short term changes in market conditions is limited. The extent and duration of the Asian financial crisis and the short term and ultimate impact on us and our results of operations and financial condition cannot be precisely predicted.

We continue to be affected by the continuing industry slowdown. In response to continued lower revenues, we implemented cost control measures in 1998, including a 15 percent reduction in our workforce. We continue to implement tighter controls over spending. Future results will depend on a variety of factors, particularly (i) overall market conditions and also timing of significant orders; (ii) our ability to bring new systems to market; (iii) the timing of new product releases by our competitors; (iv) patterns of capital spending by our customers; (v) market acceptance of new and/or enhanced versions of our systems; (vi) changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold.

We have a subsidiary in Japan, Mattson Technology Center K.K. ("MTC"), in which Marubeni, our distributor in Japan, has a 19% interest. The subsidiary was formed in order to provide research, development and engineering, and marketing support for Japan and certain other Asian markets. These activities, to some extent, had previously been provided by Marubeni. We also modified our distributor arrangement with Marubeni which increased the selling price of systems sold through them. Marubeni is still primarily responsible for sales and support in Japan. In September 1998, we formed a subsidiary in Singapore to provide customer service, sales and marketing support in that region and to continue our strategy of providing world class global sales and service to our customers.

We generally recognize a sale upon shipment of a system. However, from time to time, we allow customers to evaluate systems. We do not recognize the associated sale until an evaluation system is accepted by the customer.

On July 24, 1998 we completed our acquisition of Concept. In connection with the acquisition, we issued 795,138 shares of our Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of our Common Stock in connection with the acquisition if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction has been accounted for as a purchase.

Subsequent to the acquisition of Concept we moved some of our corporate administration to the Concept facility and have been in the process of integrating the operations of the two companies. The integration costs are not expected to be significant and have not been accrued as part of the acquisition.

In addition to the tangible assets and liabilities assumed with the acquisition of Concept, we also acquired three categories of intangible assets as shown below:

- DEVELOPED TECHNOLOGY - Developed technology was made up of all technology currently employed in the existing products of Concept at the time of the acquisition, and all technology that had reached a level of technological feasibility. This included the Epi 2400 and Epi 3000 batch reactors.

- IN-PROCESS TECHNOLOGY - As of the acquisition date, Concept was engaged in the development of two major projects which had required the majority of the Company's research and development resources over the preceding several years - the development of the EpiPro 5000 and the development of a single-wafer system.

        - The EpiPro 5000 had been under development for approximately four years at the date of the acquisition, including two years of initial work by a team of approximately two engineers engaged in proof-of-process, followed by a much more extensive effort by a team of approximately eleven engineers. By October 1997, Concept had produced an "alpha" prototype, and focus shifted toward development of a single wafer system. At the end of March 1998 attention shifted back toward the EpiPro 5000 and as of the acquisition date a full staff was working toward a `beta" version. Management estimated that approximately $2.0 million had been invested in the EpiPro 5000 system as of the acquisition date. As of December 31, 1998, Mattson had invested approximately another $0.8 million into the system. We expect to ship the first system in the spring of 1999.

        - Development of the Single Wafer System (SWS) began in 1995, and from the spring of 1996 through April 1998 approximately $10 million had been spent. By early 1998 Concept produced an `alpha" prototype, but subsequently reduced their development efforts because of a lack of funding.

During 1998 we focused our development efforts on the EpiPro 5000 project. We plan to intensify efforts on the Single Wafer project after completion of the EpiPro 5000 project.


- IN-PLACE WORKFORCE - Concept's in-place workforce consisted of highly skilled engineers with specialized experience in epitaxial deposition. This workforce would be difficult and expensive to recreate, and as such has been valued as an intangible asset of the acquisition.

We were incorporated in California in November 1988 and completed our initial public offering on October 5, 1994. In September 1997, we were reincorporated in the State of Delaware.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data expressed as a percentage of net sales for the years indicated:

                                                             1998         1997        1996
-------------------------------------------------------------------------------------------
Net sales                                                    100%         100%        100%
Cost of sales                                                 64%          48%         45%
Gross margin                                                  36%          52%         55%
Research, development and engineering                         28%          19%         16%
Selling, general and administrative                           41%          32%         29%
Acquired In-Process R&D                                        7%           0%          0%

Income (loss) from operations                                (40%)          1%         10%

Income (loss) before provision for income taxes              (37%)          3%         13%

Net income (loss)                                            (38%)          2%          9%

NET SALES

Net sales for 1998 decreased to $59.2 million compared to $76.7 million in 1997 and $73.3 million in 1996. Net sales in 1998 decreased 23% as a result of a 32% decrease in unit shipments partially offset by a 7% increase in Average Selling Prices (ASP's). Net sales in 1997 increased 5% from 1996 as a result of a 3% increase in unit shipments and a 2% increase in ASP's. Net sales in 1996 increased 33% from 1995 as a result of a 14% increase in unit shipments and a 15% increase in ASP's. Sales to date consist principally of single and dual chamber Aspen Strip and to a lesser extent, CVD, RTP and LiteEtch systems, spare parts and service revenue. See "Business--Factors That May Affect Future Results and Market Price of Stock." Higher ASP's have resulted primarily from a change in sales mix to CVD, RTP and LiteEtch systems which carry higher selling prices than the Aspen Strip systems.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 67%, 65%, and 76% of total net sales for the years ended December 31, 1998, 1997 and 1996, respectively. All sales are denominated in U.S. dollars. We anticipate that international sales will continue to account for a significant portion of sales, primarily due to orders from customers in Japan and the Pacific Rim. Our operating results have been, and in the future will likely be, materially and adversely affected by any significant market downturn in Japan or the Pacific Rim such as has recently been experienced as a result of the Asian economic problems.

GROSS MARGIN
Gross margins for 1998 decreased to 36% compared to 52% and 55% in 1997 and 1996, respectively. Gross margins declined in 1998 due to inventory write-downs in the third quarter of 1998, the acquisition of Concept, and manufacturing variances due to higher inefficiencies associated with the sales slowdown throughout 1998. Also, the addition of Concept manufacturing overhead, the lower production volumes and pricing pressure in Taiwan and Japan continued to result in lower margins in the later half of 1998. Inventory write-downs in the third quarter were primarily a result of a $2.6 million write down of inventory related to our 300mm program. Due to the continued push-out by the industry of its 300mm requirements because of current excess capacity at existing fabs, we have also slowed down development of our 300mm program. As a result of this change in circumstances and the concern that the delay will obsolete current 300mm inventory, all 300mm program materials were reserved in the third quarter of 1998. Gross margins declined in 1997 primarily as a result of pricing pressures and manufacturing variances due to the higher inefficiencies associated with the slowdown in the second half of 1996 and the first two quarters of 1997.

Our gross margin will continue to be affected by a variety of factors. In particular, lower economies of scale have adversely affected gross margin over the prior two years and may affect gross margin in the future. Our gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin as Marubeni is still primarily responsible for sales and support costs in Japan.

Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship systems and could have a material adverse effect on us, including an increase in our cost of sales and therefore an adverse impact on gross margin. The continuing uncertainties regarding market conditions and customer order changes also contribute to lower manufacturing efficiency and could result in lower gross margins. In addition, new system introductions and enhancements may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing new products.

RESEARCH, DEVELOPMENT AND ENGINEERING
Research, development and engineering expenses for 1998 were $16.7 million, or 28% of sales, compared to $14.7 million, or 19% of sales in 1997 and $11.5 million, or 16% of sales in 1996. The increase in expenses for 1998 was primarily due to compensation and benefits which increased to $8.6 million in 1998 from $7.9 million in 1997, engineering project materials which increased to $3.3 million in 1998 from $3.1 million in 1997 and depreciation which increased to $1.9 million in 1998 from $1.4 million in 1997. The increase in compensation expense was due to personnel required to support our anticipated long-term future growth, including the support of our multi-product strategy. The increase in engineering project materials was due to ongoing and new product development, including the EpiPro 5000 research and development project acquired with the acquisition of Concept. The increase in depreciation expense is due to the additional fixed assets acquired from the Concept acquisition. The overall increases in research, development and engineering expenses as a percentage of revenue in 1996, 1997 and 1998 largely resulted from continued investment in new product. We believe that continued investment in research and development, including our multi-product strategy, is critical to maintaining a strong technological position in the industry. However, there can be no assurance that we will be able to improve our existing systems and process technologies or to develop new technologies or systems. See "Business--Factors That May Affect Future Results and Market Price of Stock."

The increase in expenses for 1997 over 1996 was primarily due to compensation and related expenses which increased to $7.9 million from $5.4 million in 1996 and engineering project materials which increased to $3.1 million in 1997 from $2.0 million in 1996. The increase in compensation and related expenses was due to increases in personnel required to support our anticipated long-term future growth, including the support of our multi-product strategy. The increase in engineering project materials was due to ongoing and new product development. Research, development and engineering expenses also increased in 1996 compared to 1995 due to our establishment of a subsidiary in Japan, as described above.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

The original amount allocated to in-process research and development ("IPR&D") and other intangible assets in the third quarter of 1998 was $5.7 million and $5.4 million, respectively, relating to the acquisition of Concept, was made in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisition. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission
(SEC) expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of the IPR&D that was the basis for our measurement of the IPR&D charge. Accordingly, we, in consultation with our independent accountants, resolved to adjust the amount originally allocated to acquired IPR&D and other intangible assets in a manner to reflect the SEC staff's views and restated our third quarter 1998 consolidated financial statements and filed an amended Form 10Q. The revised amounts of IPR&D and other intangible assets that resulted from this change was $4.2 million and $6.9 million, respectively.

The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These included the Concept EpiPro 5000 system and a single wafer system. The value was determined by estimating the expected cash flows from the projects, taking into consideration an estimate of future obsolescence of the technology, once commercially viable, applying a percentage of completion and then discounting the net cash flows back to their present value.

The percentage of completion for each project was determined using management estimates of time and dollars spent as of the acquisition date as compared to time and dollars that were expected to be required to complete the project. The degree of difficulty of the portion of each project completed as of July 24, 1998 was also compared to the estimated remaining research and development to be completed to bring each project to technical feasibility. The percentage of completion for the Concept EpiPro 5000 and single wafer system was estimated at 80% and 50%, respectively, at July 24, 1998.

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We believe that the restated IPR&D charge of $4.2 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurance, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require us to further revise the amount allocated to IPR&D.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for 1998 were $24.5 million, or 41% of net sales, compared to $24.5 million, or 32%, in 1997 and $20.9 million, or 29% in 1996. Spending in 1998 was comparable to 1997 levels. Cost cutting measures implemented in the second quarter of 1998 were offset by increased expenditures relating to the acquired Concept workforce and related overhead. Salaries, commissions and related expenses increased to $15.2 million in 1998 from $15.2 million in 1997. Building and utilities expenses to increased to $3.1 million from $2.0 million. The increase in building and utilities expenses is due to an additional 31,000 square foot facility leased at the end of 1997. This 31,000 square foot facility was vacated in the third quarter of 1998 after we moved to the acquired Concept facilities. The increase in building and utilities charges were offset by nominal decreases in advertisement and promotion and travel and entertainment expenses in 1998.

In 1997, the increase in selling, general and administrative expenses from 1996 was also due to compensation, commissions and related expenses which increased to $16.7 million from $13.1 million in 1996 and $7.3 million in 1995 and travel and entertainment expenses which increased to $3.0 million from $2.7 million in 1996 and $1.2 million in 1995. The increase in compensation and related expenses was due to increases in personnel required to support our anticipated long-term future growth. The increase in travel and entertainment expenses was primarily due to increases in sales activity and support activity. Buildings and utilities also increased to $2.0 million from $1.2 million in 1996, primarily as a result of an additional 31,000 square feet leased and the increased building lease costs due to the renewal of the lease of our headquarters in Fremont, California. See "Business--Factors That May Affect Future Results and Market Price of Stock."

TAX PROVISION
During 1998, 1997 and 1996 we provided taxes at an effective tax rate of (1.5%), 24.0% and 33.0%, respectively. The 1998 tax rate is less than the federal statutory rate primarily as a result of us having fully reserved our deferred tax assets due to the uncertainty of their realization and recording the tax liability for income of the foreign operations. The 1997 and 1996 tax rates are less than the federal statutory rate as a result of benefits derived from our foreign sales corporation and the research and development tax credit, which Congress reinstated effective July 1, 1996.

IMPACT OF YEAR 2000
The following statement is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Management is in the process of determining the impact, if any, that third parties who are not Year 2000 compliant may have on the operations of the Company. We are engaged in a comprehensive program to assess the Company's Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. We believe that our existing financial and manufacturing systems are Year 2000 ready. We cannot assure you, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or manufacturing systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition. Our assessment of the Year 2000 readiness of our manufacturing system is complete. Based on information currently available, we believe that our systems will not be materially impacted by Year 2000 issues. However, we cannot assure you that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer system fails for this or any other reason, there could be a material adverse impact on our operating results and financial condition. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. This analysis will continue well into 1999, with corrective action taken to commensurate with the criticality of affected products and services. Our assessment program also has encompassed our own product offerings. We have completed our assessment of the Year 2000 readiness of these products, and there is no information to indicate that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and we are endeavoring promptly and completely to address their concerns. However, we have no control over a customer's Year 2000 readiness. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. We cannot assure you that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on our operations or financial results in spite of prudent planning. Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be immaterial. We cannot assure you that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods. Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by such matters. In addition, we cannot assure you that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on us.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the FASB issued Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We are currently assessing the disclosure effects of adopting SFAS 133, which will be effective for our fiscal 2000 operations.


LIQUIDITY AND CAPITAL RESOURCES
Our cash and short term investments equaled $20.0 million at December 31, 1998. We had no long term debt. Stockholder's equity at December 31, 1998 was approximately $49.9 million.

Cash generated from operations has historically been sufficient to fund our investment in research and development activities and our growth.

Cash and cash equivalents decreased by $13.7 million in 1998. Net cash used in operating activities in 1998 was $6.7 million. The net cash used in operations in 1998 was primarily attributable to the net loss of $22.4 million, offset by non cash depreciation, in-process research and development and deferred taxes, an increase in accounts payable of $4.5 million and a decrease in accrued liabilities of $3.7 million partially offset by a decrease in inventories of $10.7 million and a decrease in accounts receivable of $5.5 million. Net cash used in investing activities in 1998 was $7.0 million, primarily from retirement of debt acquired during the acquisition of Concept of $4.0 million and the issuance of a note receivable to an officer for $3.1 million. Net cash used in financing activities in 1998 was $0.1 million primarily from the repurchase of our Common Stock, partially offset by the net proceeds from the issuance of Common Stock.

Our Board of Directors has authorized us to repurchase, through the year 2000, up to 1,000,000 shares of our Common Stock in the open market from time to time. As of December 31,1998, 274,800 of these shares had been repurchased by us. The purpose of the repurchase program is to acquire shares to fund our stock based employee benefit programs, including the employee stock purchase plan and the stock option plan. As of February 19, 1999, we had 15,202,723 shares outstanding.

During the third quarter of 1998 we extended a one-year loan to Brad Mattson, the Chief Executive Officer of the Company, in the amount of $3.1 million. The note is a full recourse note and is fully collateralized by 2.2 million shares of Mattson Technology, Inc. common stock. The interest rate on the loan is 8%.

We believe that existing cash balances and short-term investments will be sufficient to meet our cash requirements during the next twelve months. However, depending upon our rate of growth and profitability, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.


MERGER WITH CONCEPT SYSTEMS DESIGN, INC.
On July 24, 1998, we completed our acquisition of Concept. The purchase price of the acquisition of $4,689,000, which included $650,000 in estimated acquisition related costs, was used to acquire the net assets of Concept. The purchase price was allocated as follows (in thousands):

Property and equipment                                $  3,055
Current and other assets                                 4,041
Liabilities assumed                                    (13,570)
Goodwill                                                 1,643
Acquired in-process research and development             4,220
Acquired developed technology and workforce              5,300
                                                      --------
    Total                                             $  4,689
                                                      --------
                                                      --------

The goodwill, acquired developed technology and workforce are recorded on the balance sheet as other assets and will be amortized on a straight-line basis over periods ranging from 3 to 7 years.

The acquired in-process research and development was expensed at the time of the acquisition as a one-time charge.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We have exposure to the impact of foreign currency fluctuations and changes in market values of our investments. We have foreign subsidiaries which operate and sell our products in various global markets; however, all of our sales are denominated in U.S. dollars, and therefore, our foreign currency risk is reduced. We also have some monetary assets, particularly in Japan, where we attempt to limit our foreign currency risk through the use of financial market instruments. We use currency swap contracts with maturities generally less than three months to manage our exposure on these assets.

Investment Risk. As of December 31, 1998, our investment portfolio consisted of fixed income securities. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Foreign Currency Risk. We have international facilities and are, therefore, subject to foreign currency exposure. The local currency is the functional currency for all foreign sales operations except those in Japan, where the U.S. dollar is the functional currency. To date, our exposure related to exchange rate volatility has not been significant. There can be no assurance that there will not be a material impact in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Consolidated Financial Statements

       Consolidated Financial Statements:                                    Page
         Consolidated Balance Sheet as of                                      30
           December 31, 1998 and 1997

         Consolidated Statement of Operations                                  31
            for the years ended December 31,
            1998, 1997 and 1996

         Consolidated Statement of                                             32
           Stockholders' Equity for the
           three years ended December 31, 1998

         Consolidated Statement of Cash Flows                                  33
           for the years ended December 31,
           1998, 1997 and 1996

         Notes to Consolidated Financial Statements                            34

         Report of Independent                                                 45
           Accountants

         Financial Statement Schedules:
           All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)

December 31,                                                                          1998             1997
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 11,863         $ 25,583
   Short-term investments                                                             8,128            8,598
   Accounts receivable, net                                                           9,614           14,784
   Inventories                                                                       10,924           19,068
   Refundable income taxes                                                            3,300                -
   Note receivable from stockholder                                                   3,129                -
   Deferred taxes                                                                         -            4,222
   Prepaid expenses and other current assets                                          2,316            1,000
                                                                                   --------         --------
      Total current assets                                                           49,274           73,255
Property and equipment, net                                                          12,090           11,188
Other assets                                                                          6,756                -
                                                                                   --------         --------

                                                                                   $ 68,120         $ 84,443
                                                                                   --------         --------
                                                                                   --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  3,399         $  3,349
   Accrued liabilities                                                               14,841           12,910
                                                                                   --------         --------
      Total current liabilities                                                      18,240           16,259
                                                                                   --------         --------

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common Stock, par value $0.001, 60,000 shares authorized; 15,772 issued,
      15,397 outstanding in 1998 and 14,289
       shares issued  and 14,189 outstanding in 1997                                     16               14
   Additional paid in capital                                                        63,239           57,418
   Accumulated other comprehensive loss                                                (138)            (290)
   Treasury stock, 375 and 100 shares in 1998 and
     1997 respectively, at cost                                                      (2,987)          (1,075)
   Retained earnings (deficit)                                                      (10,250)          12,117
                                                                                   --------         --------
      Total stockholders' equity                                                     49,880           68,184
                                                                                   --------         --------

                                                                                   $ 68,120         $ 84,443
                                                                                   --------         --------
                                                                                   --------         --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31,                                                   1998             1997            1996
------------------------------------------------------------------------------------------------------
Net sales                                                    $ 59,186         $ 76,730        $ 73,260
Cost of sales                                                  37,595           37,130          33,231
                                                             --------         --------        --------
    Gross profit                                               21,591           39,600          40,029
                                                             --------         --------        --------
Operating expenses:
    Research, development and engineering                      16,670           14,709          11,507
    Selling, general and administrative                        24,542           24,495          20,900
    Acquired in-process research and development                4,220                -               -
                                                             --------         --------        --------
       Total operating expenses                                45,432           39,204          32,407
                                                             --------         --------        --------
Income (loss) from operations                                 (23,841)             396           7,622
Interest and other income                                       1,811            1,486           2,027
                                                             --------         --------        --------
Income (loss) before provision for income taxes               (22,030)           1,882           9,649
Provision for income taxes                                        337              451           3,184
                                                             --------         --------        --------
Net income (loss)                                            $(22,367)        $  1,431        $  6,465
                                                             --------         --------        --------
                                                             --------         --------        --------

Net income (loss) per share:
     Basic                                                   $  (1.52)        $   0.10        $   0.46
                                                             --------         --------        --------
                                                             --------         --------        --------
     Diluted                                                 $  (1.52)        $   0.09        $   0.42
                                                             --------         --------        --------
                                                             --------         --------        --------

Shares used in computing net income (loss) per share:
     Basic                                                     14,720           14,117          13,997
                                                             --------         --------        --------
                                                             --------         --------        --------
     Diluted                                                   14,720           15,311          15,275
                                                             --------         --------        --------
                                                             --------         --------        --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                          Additional                       Accumulated
                                                     Common                 Paid In                           Other
                                                     Stock                  Capital                       Comprehensive
                                            Shares          Amount          Amount            Other       Income (Loss)
                                            ---------------------------------------------------------------------------
Balance at December 31, 1995                13,779         $     14        $ 55,884         $    (73)        $    (16)
Purchase of Common Stock, net                  (65)               -            (442)               -                -
Exercise of stock options                      255                -             286                -                -
Shares issued under employee
  stock purchase plan                          228                -           1,596                -                -
Income tax benefits realized from
  activity in employee stock plans               -                -             285                -                -
Amortization of deferred
  compensation                                   -                -             (43)              60                -
Net unrealized loss on investments               -                -               -                -              (23)
Cumulative translation
  adjustments                                    -                -               -                -              (38)
Net income                                       -                -               -                -                -
Total comprehensive income                       -                -               -                -                -
                                            ------         --------        --------         --------         --------
Balance at December 31, 1996                14,197               14          57,566              (13)             (77)

Purchase of Common Stock, net                 (335)               -          (2,197)               -                -
Exercise of stock options                      183                -             261                -                -
Shares issued under employee
  stock purchase plan                          244                -           1,598                -                -
Income tax benefits realized from
  activity in employee stock plans               -                -             190                -                -
Amortization of
  deferred compensation                          -                -               -               13                -
Net unrealized gain on investments               -                -               -                -               23
Cumulative translation
  adjustments                                    -                -               -                -             (236)
Net income                                       -                -               -                -                -
Total comprehensive income                       -                -               -                -                -
                                            ------         --------        --------         --------         --------
Balance at December 31, 1997                14,289               14          57,418                -             (290)

Purchase of Common Stock, net                                     -               -                -                -
Exercise of stock options                      380                -             163                -                -
Shares issued under employee
  stock purchase plan                          308                1           1,620                -                -
Shares issued for
  acquisition of Concept
  Systems Design, Inc.                         795                1           4,038                -                -
Cumulative translation
  adjustments                                    -                -               -                -              152
Net loss                                         -                -               -                -                -
Total comprehensive loss                         -                -               -                -                -
                                            ------         --------        --------         --------         --------
Balance at December 31, 1998                15,772         $     16        $ 63,239         $      -         $   (138)
                                            ------         --------        --------         --------         --------
                                            ------         --------        --------         --------         --------

                                                  Treasury Stock              Retained
                                                                              Earnings
                                              Shares          Amount          (Deficit)           Total
                                              ---------------------------------------------------------
Balance at December 31, 1995                       -          $     -         $  5,267         $ 61,076
Purchase of Common Stock, net                      -                -             (107)            (549)
Exercise of stock options                          -                -                -              286
Shares issued under employee
  stock purchase plan                              -                -                -            1,596
Income tax benefits realized from
  activity in employee stock plans                 -                -                -              285
Amortization of deferred
  compensation                                     -                -                -               17
Net unrealized loss on investments                 -                -                -                -
Cumulative translation adjustments                 -                -                -                -
Net income                                         -                -            6,465                -
Total comprehensive income                         -                -                -            6,404
                                                ----          -------         --------         --------
Balance at December 31, 1996                       -                -           11,625           69,115
                                                                                     -
Purchase of Common Stock, net                   (100)          (1,075)            (939)          (4,211)
Exercise of stock options                          -                -                -              261
Shares issued under employee
  stock purchase plan                              -                -                -            1,598
Income tax benefits realized from
  activity in employee stock plans                 -                -                -              190
Amortization of
  deferred compensation                            -                -                -               13
Net unrealized loss on investments                 -                -                -                -
Cumulative translation
  adjustments                                      -                -                -                -
Net income                                         -                -            1,431                -
Total comprehensive income                         -                -                -            1,218
                                                ----          -------         --------         --------
Balance at December 31, 1997                    (100)          (1,075)          12,117           68,184

Purchase of Common Stock, net                   (275)          (1,912)               -           (1,912)
Exercise of stock options                          -                -                -              163
Shares issued under employee
  stock purchase plan                              -                -                -            1,621
Shares issued for
  acquisition of Concept
  Systems Design, Inc.                             -                -                -            4,039
Cumulative translation
  adjustments                                      -                -                -                -
Net loss                                           -                -          (22,367)               -
Total comprehensive loss                           -                -                -          (22,215)
                                                ----          -------         --------         --------
Balance at December 31, 1998                    (375)        $ (2,987)        $(10,250)        $ 49,880
                                                ----          -------         --------         --------
                                                ----          -------         --------         --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

December 31,                                                        1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                             $(22,367)        $  1,431         $  6,465
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                 4,441            2,856            1,963
      Amortization of in-process research and development           4,220
      Deferred taxes                                                4,222              (25)          (2,184)
      Deferred compensation related to stock options                    -               13               17
      Changes in assets and liabilities:
         Accounts receivable                                        5,509            1,170           (1,966)
         Income tax receivable                                     (2,748)
         Inventories                                               10,714           (6,114)          (2,115)
         Prepaid expenses and other current assets                 (1,183)            (118)            (455)
         Other assets                                                  72            2,962           (2,962)
         Accounts payable                                          (4,468)           2,109           (2,647)
         Accrued liabilities                                       (3,771)          (1,224)           5,293
                                                                 --------         --------         --------

Net cash provided by (used in) operating activities                (5,359)           3,060            1,409
                                                                 --------         --------         --------

Cash flows from investing activities:
   Acquisition of property and equipment                           (1,726)          (4,671)          (6,685)
   Notes receivable, shareholder                                   (3,129)               -                -
   Purchases of short-term investments                            (13,606)         (16,468)         (36,293)
   Sales and maturities of short-term investments                  14,090           24,513           47,511
   Repayment of debt acquired in acquisition                       (4,000)               -                -
                                                                 --------         --------         --------

Net cash provided by (used in) investing activities                (8,371)           3,374            4,533
                                                                 --------         --------         --------

Cash flows from financing activities:
   Proceeds from the issuance of Common Stock, net                  1,784            2,049            1,882
   Repurchase of Common Stock                                      (1,912)          (4,211)            (549)
                                                                 --------         --------         --------

Net cash provided by (used in) financing activities                  (128)          (2,162)           1,333
                                                                 --------         --------         --------

Effect of exchange rate changes                                       138             (236)             (38)
                                                                 --------         --------         --------

Net increase (decrease) in cash and cash equivalents              (13,720)           4,036            7,237
Cash and cash equivalents, beginning of period                     25,583           21,547           14,310
                                                                 --------         --------         --------
Cash and cash equivalents, end of period                         $ 11,863         $ 25,583         $ 21,547
                                                                 --------         --------         --------
                                                                 --------         --------         --------

Supplemental disclosures:
   Cash paid for income taxes                                    $    280         $    629         $  4,701
   Shares issued for acquisition of Concept                      $  4,039                -                -


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

The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Sunday closest to March 31, June 30 and September 30.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of commercial paper and U.S. Treasury securities with maturities of more than three months. Investments are classified as "available for sale," and are measured at market value. Net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed by specific identification. At December 31, 1997 and 1998 the difference between market value and cost was not significant.

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

OTHER ASSETS
Purchased technology, workforce and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of three to seven years.

STOCK BASED COMPENSATION
In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As allowed by the provisions of FAS 123, the Company has continued to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at the date of grant. The Company has adopted the disclosure only provisions of FAS 123 and Note 8 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for 1998, 1997 and 1996 for compensation cost based on the fair value of the options granted at the grant date as prescribed by FAS 123.

SALES RECOGNITION
System sales are generally recognized upon shipment. However, in certain circumstances, the Company allows customers to evaluate systems, and since customers can return such systems to the Company any time with limited or no penalty, the Company does not recognize the associated sale until an evaluation system is accepted by the customer. Income related to sales of up to $1,000,000 to the Company's distributor in Japan is deferred under the rights of return provisions of the distribution agreement (see Note 10). Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract. A provision for the estimated future cost of system installation and warranty is recorded at the time revenue is recognized.

COMPREHENSIVE INCOME
In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments. Comprehensive income is being shown in the statement of stockholders' equity.

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

NET INCOME (LOSS) PER SHARE
Basic earnings per shares (EPS) is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the FASB issued Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities, SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statements of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We are currently assessing the disclosure effects of adopting SFAS 133, which will be effective for our fiscal 2000 operations.


2.    ACQUISITION OF CONCEPT SYSTEMS DESIGN

On July 24, 1998, the Company completed its acquisition of Concept. The transaction was achieved through the merger of a wholly-owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept. The former shareholders of Concept also may be entitled to receive up to 547,569 additional shares of the Company's Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The merger has been accounted for as a purchase and the results of operations of Concept have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $4,689,000, which included $650,000 of estimated acquisition related costs, was used to acquire the net assets of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the fair value of Concept's current assets and liabilities, which management believes approximated their book value, the estimated fair value of property and equipment, based on management's estimates of fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

              Property and equipment                                              $  3,055
              Current and other assets                                               4,041
              Liabilities assumed                                                  (13,570)
              Acquired developed technology and workforce                            5,300
              Goodwill                                                               1,643
              Acquired in-process research and development                           4,220
                                                                                  --------
                                                                                  $  4,689
                                                                                  --------
                                                                                  --------

The goodwill, acquired developed technology and workforce are recorded on the balance sheet as other assets and will be amortized on a straight-line basis over periods ranging from 3 to 7 years.

The original amount allocated to in-process research and development ("IPR&D") and other intangible assets in the third quarter of 1998 of $5.7 million and $5.4 million, respectively, relating to the acquisition of Concept, was made in a manner consistent with widely recognized appraisal practices that were being utilized at the time of acquisition. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission
(SEC) expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D charge. Accordingly, the Company resolved to adjust the amount originally allocated to acquired IPR&D and other intangible assets in a manner to reflect the SEC staff's views and restated its third quarter 1998 consolidated financial statements and filed an amended Form 10Q. The revised amounts of IPR&D and other intangible assets that resulted from this change was $4.2 million and $6.9 million, respectively.

The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These included the Concept EpiPro 5000 system and a single wafer system. The value was determined by estimating the expected cash flows from the projects (taking into consideration an estimate of future obsolescence of the technology) once commercially viable, applying a percentage of completion and then discounting the net cash flows back to their present value.

The percentage of completion for each project was determined using management estimates of time and dollars spent as of the acquisition date as compared to time and dollars that were expected to be required to complete the project. The degree of difficulty of the portion of each project completed as of July 24, 1998 was also compared to the remaining research and development to be completed to bring each project to technical feasibility. The percentage of completion for the Concept EpiPro 5000 and single wafer system was estimated at 80% and 50%, respectively, at July 24, 1998.

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the restated IPR&D charge of $4.2 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurance, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

In addition to the purchase price shown above, the agreement for the acquisition of Concept also includes the contingent distribution of shares of Mattson Common Stock of 100,000 shares that will be issued to the Concept shareholders if Concept achieves net revenues of at least $16,667,000 during the first twenty-four full calendar months following the acquisition date. Up to an additional 447,569 shares of Mattson Common Stock will be issued to the Concept shareholders if the net revenue milestone is achieved and the stock price of Mattson Common Stock does not reach at least $12 per share for any consecutive ten day trading period during the twenty-four full calendar months following the acquisition. Additional shares issued, if any, will be valued at the fair value of the shares at the date of issue and will result in additional goodwill.

The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Concept been a consolidated entity during the periods presented. The summary combines the results of operations as if Concept had been acquired as of the beginning of the periods presented.

The summary includes the impact of certain adjustments such as goodwill amortization and changes in depreciation. Additionally, the IPR&D charge of $4.2 million has been excluded from the periods presented due to their non-recurring nature.

The following table represents unaudited pro forma information assuming that the acquisition took place at the beginning of the periods presented.

          (IN THOUSANDS,                           12 Months ended         12 Months ended
           EXCEPT PER SHARE DATA)                 December 31, 1998       December 31, 1997
                                                     (Unaudited)             (Unaudited)
                                                     -----------             -----------
         Net sales                                    $ 62,503                $ 83,040
         Net loss                                      (32,632)                 (8,694)
         Basic and diluted loss per share             $  (2.25)               $  (0.58)


3.    NOTES RECEIVABLE FROM STOCKHOLDER

During the third quarter of 1998 the Company extended a one-year loan to the Chief Executive Officer of the Company in the amount of $3.1 million. The loan is collateralized by 2.2 million shares of the Company's Common Stock and is a full recourse note bearing interest at 8%. Interest is payable at the end of the one year loan.


4.   BALANCE SHEET DETAIL
      (IN THOUSANDS)

December 31,                                                       1998            1997
-----------------------------------------------------------------------------------------
INVENTORIES:
         Purchased parts and raw materials                      $  7,128         $  7,648
         Work-in-process                                           2,586            7,606
         Finished goods                                            1,147            2,266
         Evaluation systems                                           63            1,548
                                                                --------         --------
                                                                $ 10,924         $ 19,068
                                                                --------         --------
                                                                --------         --------
PROPERTY AND EQUIPMENT:
         Machinery and equipment                                $ 12,487         $  8,277
         Furniture and fixtures                                    4,583            4,412
         Leasehold improvements                                    2,880            1,264
         Construction-in-progress                                    740            1,956
                                                                --------         --------
                                                                  20,690           15,909
         Less: accumulated depreciation and amortization          (8,600)          (4,721)
                                                                --------         --------
                                                                $ 12,090         $ 11,188
                                                                --------         --------
                                                                --------         --------

OTHER ASSETS:
            Developed technology                                $  4,340         $      -
            Purchased workforce                                      960                -
            Goodwill                                               1,643                -
            Other                                                    375                -
                                                                --------         --------
                                                                   7,318                -
Less accumulated amortization                                       (562)               -
                                                                --------         --------
                                                                $  6,756         $      -
                                                                --------         --------
                                                                --------         --------

December 31,                                                  1998           1997
-----------------------------------------------------------------------------------
ACCRUED LIABILITIES:
         Warranty, installation and retrofit reserve         $ 5,820        $ 4,756
         Accrued compensation and benefits                     1,214          2,199
         Income taxes                                          1,131          1,971
         Commissions                                             539          1,277
         Customer deposits                                     2,690              -
         Deferred income                                       1,437          1,598
         Other                                                 2,010          1,109
                                                             -------        -------
                                                             $14,841        $12,910
                                                             -------        -------
                                                             -------        -------

5.  CAPITAL STOCK

COMMON STOCK
In 1996 the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market. As of December 31, 1997, all 500,000 shares had been repurchased by the Company for funding the Company's Employee Stock Purchase Plan. Of the shares purchased, 400,000 shares were purchased prior to the reincorporation in Delaware in September 1997, and were retired. The 100,000 shares repurchased after the reincorporation in Delaware are held as treasury stock. In 1998 the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock in the open market. As of December 31, 1998, 274,800 of these shares had been repurchased by the Company. The shares are held as treasury stock.

STOCK OPTION PLAN
In September 1989, the Company adopted an incentive and non-statutory stock option plan (the "Plan") under which a total of 4,300,000 shares of Common Stock have been reserved for future issuance including increases of 1,000,000 shares in 1996, 300,000 shares in 1997 and 250,000 in 1998. Options granted under the Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remainder vesting 1/36th per month, thereafter.

The following table summarizes activity under the Plan (in thousands, except option and exercise price amounts):

                                    SHARES                                              WEIGHTED
                                   AVAILABLE      OPTIONS             OPTION             AVERAGE
                                   FOR GRANT    OUTSTANDING           PRICE           EXERCISE PRICE
                                   ---------    -----------           ------          --------------
Balance at December 31, 1995           264          2,321         $ 0.20 - 28.38        $    6.62

Shares authorized                    1,000              -
Options granted                     (1,240)         1,240         $ 8.50 - 16.50        $   10.08
Options exercised                        -           (255)         $ 0.20 - 9.00        $    1.12
Options canceled                       762           (762)        $ 0.20 - 28.38        $   17.35
                                    ------          -----
Balance at December 31, 1996           786          2,544         $ 0.20 - 24.50        $    5.62

Shares authorized                      300              -
Options granted                       (926)           926         $ 7.00 - 15.25        $    9.66
Options exercised                        -           (182)        $ 0.20 - 12.25        $    1.43
Options canceled                       221           (221)        $ 0.20 - 23.25        $    9.48
                                    ------          -----
Balance at December 31, 1997           381          3,067         $ 0.20 - 24.50        $    6.82

Shares authorized                      250              -
Options granted                     (1,337)         1,337         $ 1.05 - 9.75         $    5.71
Options exercised                                    (380)        $ 0.20 - 3.60         $    0.57
Options canceled                       940           (940)        $ 2.00 - 24.50        $    9.85
                                    ------          -----
Balance at December 31, 1998           234          3,084         $ 0.20 - 15.19        $    6.19
                                    ------          -----
                                    ------          -----

In 1998, the Board of Directors approved a proposal under which all employees, other than executive officers, could elect to cancel certain options in exchange for grants of new options with exercise prices which were equal to the fair value of the Company's Common Stock on the date of the Board's approval and for which a new four year vesting period commenced as of the new date of grant. Employees canceled options for the purchase of a total of 681,315 shares on the Board approved date, in exchange for newly issued options.

The following table summarizes information about stock options outstanding at December 31, 1998: (amounts in thousands except exercise price and contractual life)

                                            OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                          ----------------------------------------------------------        ----------------------------------
                                                 WEIGHTED-
                            NUMBER                AVERAGE              WEIGHTED-              NUMBER               WEIGHTED
     RANGE OF             OUTSTANDING            REMAINING              AVERAGE             EXERCISABLE             AVERAGE
  EXERCISE PRICES         AT 12/31/98        CONTRACTUAL LIFE        EXERCISE PRICE         AT 12/31/98         EXERCISE PRICE
  ---------------         -----------        ----------------        --------------         -----------         --------------
$ 0.20 - $  2.00                  418               5.0 years                $ 1.48                 418                $ 1.48
$ 2.20 - $  5.88                  716               8.3                        4.49                 190                  2.79
$ 6.00 - $  6.00                  811               9.2                        6.00                  51                  6.00
$ 6.06 - $  9.25                  466               6.9                        7.84                 156                  8.52
$ 9.38 - $ 15.19                  673               6.7                       10.03                 323                 10.22

                                -----               ---------                ------               -----                ------
$ 0.20 - $ 15.19                3,084               7.5                      $ 6.19               1,138                $ 5.35
                                -----               ---------                ------               -----                ------
                                -----               ---------                ------               -----                ------

The weighted average grant date fair value of stock options granted in 1998, 1997 and 1996 was approximately $3.53, $4.67, and $3.83, respectively.

Compensation cost under FAS 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted average assumptions:

                                                           1998          1997          1996
         Expected dividend yield                              -             -             -
         Expected stock price volatility                    80%           60%           63%
         Risk-free interest rate                           4.5%          6.0%          5.7%
         Expected life of options                       2 years        1 year        1 year

EMPLOYEE STOCK PURCHASE PLAN
In August 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 1,450,000 shares of Common Stock have been reserved for future issuance, including an increase of 65,000 in 1996, 400,000 shares in 1997 and 450,000 in 1998. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock under the Purchase Plan and participants may not purchase more than $25,000 worth of Common Stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of Common Stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share of 85% of the market price of the Common Stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

The weighted average grant date fair value of employee purchase plan rights granted in 1998, 1997 and 1996 was approximately $3.42, $2.96, and $4.36, respectively.

Compensation cost under FAS 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option pricing model with the following average assumptions:

                                                                                1998       1997       1996
         Expected dividend yield                                                   -          -          -
         Expected stock price volatility                                         80%        60%        63%
         Risk-free interest rate                                                4.5%       6.0%       5.7%
         Expected life of options                                             1 year   6 months   6 months

PROFORMA EFFECT OF STOCK BASED COMPENSATION PLANS
In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 in accounting for its Incentive Stock Option and Employee Stock Purchase plans, and accordingly, does not recognize compensation cost in the statement of operations because the exercise price of the employees stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net income (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated in the table below:

YEAR ENDED DECEMBER 31,                                                     1998      1997         1996
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Net income (loss) - as reported                                 $ (22,367)  $ 1,431      $ 6,465
         Net income (loss) - pro forma                                   $ (25,471)  $(2,154)     $ 2,838
         Net income (loss) per share - as reported:
              Basic                                                      $   (1.52)  $  0.10      $  0.46
              Diluted                                                    $   (1.52)  $  0.09      $  0.42
         Net income (loss) per share - pro forma:
              Basic                                                      $   (1.73)  $ (0.15)     $  0.20
              Diluted                                                    $   (1.73)  $ (0.15)     $  0.19

6.  INCOME TAX PROVISION
    (IN THOUSANDS)

The components of income (loss) before provision for income taxes are as follows:

DECEMBER 31,                                                             1998             1997             1996
---------------------------------------------------------------------------------------------------------------
Domestic income (loss)                                               $(22,467)        $  1,347         $  9,055
Foreign income                                                            437              535              594
                                                                     --------         --------         --------
   Income (loss) before provision for income taxes                   $(22,030)        $  1,882         $  9,649
                                                                     --------         --------         --------
                                                                     --------         --------         --------

The provision for income taxes consists of the following:

December 31,                                   1998             1997             1996
-------------------------------------------------------------------------------------
Current:
   Federal                                 $ (3,589)        $    237         $  4,640
   State                                       (633)               2              415
   Foreign                                      337              237              313
                                           --------         --------         --------
Total Current                                (3,885)             476            5,368
                                           --------         --------         --------
Deferred:
   Federal                                    3,589              180           (1,933)
   State                                        633             (205)            (251)
                                           --------         --------         --------
Total Deferred                                4,222              (25)          (2,184)
                                           --------         --------         --------
    Provision for income taxes             $    337         $    451         $  3,184
                                           --------         --------         --------
                                           --------         --------         --------

The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

DECEMBER 31,                                         1998             1997             1996
-------------------------------------------------------------------------------------------
Provision (benefit) at statutory rate            $ (7,710)        $    659         $  3,377
Research and development tax credits                    -             (307)            (190)
State taxes, net of federal benefit                     -               51              106
Foreign earnings taxed at higher rates                184               81              111
Benefit of foreign sales corporation                    -              (51)            (354)
Deferred tax asset valuation allowance              7,863                -                -
Other                                                   -               18              134
                                                 --------         --------         --------
Total provision for income taxes                 $    337         $    451         $  3,184
                                                 --------         --------         --------
                                                 --------         --------         --------

Deferred tax assets are comprised of the following:

DECEMBER 31,                                         1998             1997             1996
-------------------------------------------------------------------------------------------

Reserves not currently deductible                $  4,824         $  3,506         $  3,042
Deferred income                                       985              638            1,155
Net operating loss and credit carryforwards         6,682                -                -
Other                                               1,245               78                -
                                                 --------         --------         --------
Total net deferred taxes                           13,736            4,222            4,197
Deferred tax assets valuation allowance           (13,736)               -                -
                                                 --------         --------         --------
                                                 $      -         $  4,222         $  4,197
                                                 --------         --------         --------
                                                 --------         --------         --------

The deferred tax assets valuation allowance at December 31, 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets. At December 31, 1998 the Company had net Federal operating loss operating carryforwards of approximately $13.5 million which expire in 2018. This amount includes approximately $7.5 million of net operating loss carryforwards from the acquisition of Concept which are generally limited to a utilization of approximately $0.2 million per year. The net operating loss carryforward also includes approximately $0.2 million resulting from employee exercises of non qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income taxes. The deferred tax assets at December 31, 1998 also include approximately $5.6 million related to the acquisition of Concept (including the net operating loss carryforward) and, when realized, will be used to reduce the amount of goodwill recorded at the date of the acquisition. Federal and state research and development credit carryforwards of approximatley $0.8 million are also available to reduce future Federal and state income taxes and expire in 2011 to 2018. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards which can be utilized.

7.  EMPLOYEE BENEFIT PLANS

RETIREMENT/SAVINGS PLAN
The Company has a retirement/savings plan which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 1998, the Company made a matching contribution of $197,000. There were no matching contributions in 1997 or 1996.

PROFIT SHARING PLAN
The Company has a profit sharing plan, wherein, as determined by the board of directors, a percentage of income from operations is accrued and distributed to all employees excluding management. The total charge to operations for the years ended December 31, 1998, 1997 and 1996 under the profit sharing plan was approximately $0, $85,000, and $411,000, respectively.

8.   NET INCOME (LOSS) PER SHARE

Financial Accounting Standards Board (FASB) Statement 128 (FASB 128) requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

                                               1998                            1997                           1996
                                 ---------------------------------------------------------------------------------------------
                                                       Per Share                      Per Share                      Per Share
                                 Income*     Shares+   Amount      Income*   Shares+  Amount      Income*   Shares+  Amount
Basic EPS:
      Net income (loss)
      available to common
      stockholders               $(22,367)   14,720    $  (1.52)   $  1,431  14,117   $ 0.10      $  6,465  13,997   $ 0.46
                                                       --------                       ------                         ------
                                                       --------                       ------                         ------
Effect of dilutive stock
options                                 -         -                       -   1,194                      -   1,278
                                 --------    ------                --------  ------               --------  ------
Diluted EPS:
      Net income (loss)
      available to common
      stockholders               $(22,367)   14,720    $  (1.52)   $  1,431  15,311   $ 0.09      $  6,465  15,275   $ 0.42
                                 --------    ------    --------    --------  ------   ------      --------  ------   ------
                                 --------    ------    --------    --------  ------   ------      --------  ------   ------

*  numerator
+  denominator

Total stock options outstanding at December 31, 1998 were 3,084,000. All options outstanding during 1998 were excluded from the diluted loss per share calculation because they were anti-dilutive in view of the losses of the Company.

9.   CERTAIN TRANSACTIONS

The Company has a distribution agreement with Marubeni, a Japanese distributor. Marubeni owned approximately 4% of the Company's Common Stock at December 31, 1998. In addition, the Company formed a subsidiary in Japan in October 1995 in which Marubeni has a minority interest. Prior to January 1996, one member of the Company's board of directors was also a Vice President of Marubeni. In January 1996, this board member left Marubeni and the Company's board of directors and accepted a position with the Company's Japanese subsidiary.

The following is a summary of the Company's transactions with the distributor (in thousands):

December 31,                                                1998             1997             1996
----------------------------------------------------------------------------------------------------
Net sales through the distributor for the period         $  9,289         $  9,987         $ 22,804
Accounts receivable at period end                           2,103            1,555            2,255
Deferred income at period end                                 591              591              591
Minority interest in joint venture at period end              180              200              204

In the event of termination of the distribution agreement, the Company would be obligated to repurchase up to a maximum of $1,000,000 of inventory related to the Company's sales to Marubeni. The Company recorded deferred income at the time of sale to cover this right of return. At December 31, 1998 and 1997, deferred income of $591,000 related to this agreement resulted from deferred revenue of $1,000,000 less the estimated inventory value to the Company of $409,000.

The Company purchases certain inventory parts from a supplier company which is majority owned by the CEO of the Company. Net purchases were $363,000, $739,000 and $991,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  REPORTABLE SEGMENTS

In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services. Geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

The Company is organized on the basis of products and services. All of the Company's business units have been aggregated into one operating segment. The Company's service business is a separate operating segment; however, this segment does not meet the quantitative thresholds as prescribed in FAS 131. As a result, no operating segment information is required to be disclosed.

The following is net sales information by geographic area as of and for the years ended December 31 (in thousands):

                                                          1998       1997       1996
------------------------------------------------------------------------------------
United States                                         $ 19,395   $ 26,831   $ 17,292
Japan                                                    9,289      9,987     22,804
Taiwan                                                  14,057     21,634      8,664
Korea                                                    2,247      2,798     12,802
Singapore                                                3,845     10,961      7,278
Europe                                                  10,353      4,519      4,420
                                                      --------   --------   --------
                                                      $ 59,186   $ 76,730   $ 73,260
                                                      --------   --------   --------
                                                      --------   --------   --------

The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

For the purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. The Company had sales to one customer of 11% of net sales in 1997. In 1998 and 1996 no sales to a single customer exceeded 10% of net sales.

11.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

CURRENCY SWAP CONTRACTS
Currency swap contracts are entered into primarily to hedge against the short-term impact of fluctuations in the Yen denominated monetary assets of the Company's subsidiary in Japan. At December 31, 1998, the Company had a contract to sell 23.0 million Yen ($0.2 million) which matures in 1999. Because the impact of movements in currency exchange rates on currency swap contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency unrealized gains and losses as of December 31, 1998 and realized gains and losses to date have not been material.

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

The Company's trade accounts receivable are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers (semiconductor manufacturers and its Japanese distributor) and to date has not experienced any material losses. As of December 31, 1998 and 1997, the Company had an allowance for doubtful accounts of $141,000 and $100,000, respectively.

The Company is exposed to credit loss in the event of non-performance by counterparties on the currency swap contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases which expire at various dates through 2003, with minimum annual rental commitments as follows (in thousands):

        1999                          $ 2,013
        2000                            1,593
        2001                              851
        2002                              709
        2003                              236
                                      -------
                                      $ 5,402
                                      -------
                                      -------

Rent expense was $2,009,000 $1,755,000 and $1,421,000 for 1998, 1997, and
1996, respectively.

The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes they will not have a material adverse effect on the financial position or results of operations of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 9, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in the 1999 Proxy Statement under the captions "Election of Directors" and "Additional Information" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 1999 Proxy Statement under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information related to security ownership of certain beneficial owners and security ownership of management will be set forth in the 1999 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)(2)  FINANCIAL STATEMENTS

                    The financial statements and schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 29.

         (a)(3)     EXHIBITS

                    The documents listed on the Exhibit Index appearing at page 48 of this Report are filed herewith. The 1999 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

                    Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

         (b)        REPORTS ON FORM 8-K

                    On August 6, 1998, the Registrant filed a report on Form 8-K in connection with the Registrant's acquisition of Concept Systems Design, Inc. and also filed a Report on Form 8-K/A on September 28, 1998, amending the former filing to include certain financial information related to the acquisition.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MATTSON TECHNOLOGY, INC. (Registrant)

                   By:    /s/ Brad Mattson                       March 31, 1999
                          ------------------------
                          Brad Mattson
                          Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/                               Chief Executive                       March 31, 1999
-----------------------------     Officer and Director
Brad Mattson                      (Principal Executive Officer)

/s/                               Vice President - Finance              March 31, 1999
-----------------------------     and Chief Financial Officer
Richard Mora                      (Principal Financial and
                                  Accounting Officer)

/s/                               Director                              March 31, 1999
-----------------------------
Stephen Ciesinski

/s/                               Director                              March 31, 1999
-----------------------------
John Savage

/s/                               Director                              March 31, 1999
-----------------------------
Shigeru Nakayama

/s/                               Director                              March 31, 1999
-----------------------------
Kenneth Smith

 /s/                              Director                              March 31, 1999
-----------------------------
Kenneth Kannappan

                                  EXHIBIT INDEX


The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                                                             Management Contract         Prior Filing or
Exhibit                                                                      or Compensatory Plan        Sequential Page
Number                     Description                                       or Arrangement              Number Herein
------                     -----------                                       -------------------         ---------------
   3.1     Restated Articles of Incorporation of the Company                                                   (1)
   3.2     Bylaws of the Registrant                                                                            (1)
   4.1     Form of Stock Certificate                                                                           (1)
  10.1     Marubeni Japanese Distribution Agreement, as amended                                                (2)
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

     (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1997.

     (3) Incorporated by reference to the corresponding Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-39129).