Form 10-Q
period 1999-03-28
MATTSON TECHNOLOGY INC
filed 1999-05-12
CIK 928421

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1999

                                       OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                            ------------------------

                            MATTSON TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       77-0208119
(State or other jurisdiction of incorporation               (I.R.S. Employer
         or organization)                                  Identification No.)

3550 WEST WARREN AVENUE
FREMONT, CALIFORNIA                                              94538
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
                             Yes     X         No
                                 ---------        ---------

  Number of shares of common stock outstanding as of April 26, 1999: 15,491,522

                         PART I -- FINANCIAL INFORMATION

1.       FINANCIAL STATEMENTS

                            MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                     ASSETS

                                                            MAR. 28,      DEC. 31,
                                                              1999          1998
                                                            --------      --------
Current assets:

    Cash and cash equivalents                               $ 13,820      $ 11,863
    Short-term investments                                        --         8,128
    Accounts receivable, net                                  13,130         9,614
    Inventories                                               13,928        10,924
    Prepaid expenses and other current assets                  8,839         8,745
                                                            --------      --------
      Total current assets                                    49,717        49,274
Property and equipment, net                                   11,129        12,090
Other assets                                                   4,467         6,756
                                                            --------      --------
                                                            $ 65,313      $ 68,120
                                                            ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                        $  5,335      $  3,399
    Accrued liabilities                                       12,599        14,841
                                                            --------      --------
      Total current liabilities                               17,934        18,240
                                                            --------      --------

Stockholders' equity:

    Common stock                                                  16            16
    Additional paid in capital                                63,271        63,239
    Retained earnings (deficit)                              (12,691)      (10,250)
    Treasury stock                                            (2,987)       (2,987)
    Other                                                       (230)         (138)
                                                            --------      --------
      Total stockholders' equity                              47,379        49,880
                                                            --------      --------
                                                            $ 65,313      $ 68,120
                                                            ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                    THREE MONTHS ENDED
                                                    ------------------
                                                  MAR. 28,      MAR. 29,
                                                    1999          1998
                                                  --------      --------
Net sales                                         $ 14,320      $ 20,248
Cost of sales                                        7,076        11,173
                                                  --------      --------
  Gross profit                                       7,244         9,075
Operating expenses:
  Research, development and engineering              3,898         4,501
  Selling, general and administrative                6,031         6,725
                                                  --------      --------
    Total operating expenses                         9,929        11,226
                                                  --------      --------
Loss from operations                                (2,685)       (2,151)
Interest and other income (expense), net               293           481
                                                  --------      --------
Loss before income taxes                            (2,392)       (1,670)
 Provision (benefit) for income taxes                   49          (450)
                                                  --------      --------
Net loss                                          $ (2,441)     $ (1,220)
                                                  ========      ========

Net loss per share:

    Basic                                         $  (0.16)     $  (0.09)
                                                  ========      ========
    Diluted                                       $  (0.16)     $  (0.09)
                                                  ========      ========
Weighted average shares outstanding:

    Basic                                           15,423        14,254
                                                  ========      ========
    Diluted                                         15,423        14,254
                                                  ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                THREE MONTHS ENDED
                                                                             -----------------------
                                                                             MAR. 28,      MAR. 29,
                                                                               1999          1998
                                                                             --------      --------
Cash flows from operating activities:
    Net loss                                                                 $ (2,441)       (1,220)

    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                             1,150           815
      Amortization of in-process research and development                         168          --
      Changes in assets and liabilities:
         Accounts receivable                                                   (3,516)        3,513
         Inventories                                                           (3,376)        3,814
         Prepaid expenses and other assets                                        (94)           14
         Other Assets                                                             168          --
         Accounts payable                                                       1,936        (1,105)
         Accrued liabilities                                                      379         1,695
                                                                             --------      --------
      Net cash provided by (used in) operating activities                      (5,626)        7,526
                                                                             --------      --------
Cash flows from investing activities:
    Acquisition of property and equipment                                        (485)       (1,208)
    Purchases of short-term investments                                          --          (2,537)
    Sales and maturities of short-term investments                              8,128         4,028
                                                                             --------      --------
      Net cash provided by (used in) investing activities                       7,643           283
                                                                             --------      --------
Cash flows from financing activities:
    Proceeds from the issuance of Common Stock, net                              --              40
    Purchase of Common Stock                                                       29          --
                                                                             --------      --------
      Net cash provided by (used in) financing activities                          29            40
                                                                             --------      --------
Effect of exchange rate changes on cash and cash equivalents                      (89)           22
                                                                             --------      --------
Net increase  in cash and cash equivalents                                      1,957         7,871
Cash and cash equivalents, beginning of period                                 11,863        25,583
                                                                             --------      --------
Cash and cash equivalents, end of period                                     $ 13,820      $ 33,454
                                                                             ========      ========


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

The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report for the year ended December 31, 1998.

The results of operations for the three months ended March 28, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):


                                                       MAR. 28,     DEC. 31,
                                                         1999        1998
                                                         ----        ----
Inventories:

    Purchased parts and raw materials                   $11,074       7,128
    Work-in-process                                       2,854       2,586
    Finished goods                                         --         1,147
    Evaluation systems                                     --            63
                                                        -------     -------
                                                        $13,928     $10,924
                                                        =======     =======

Accrued liabilities:
    Warranty reserve                                    $ 5,927     $ 5,820
    Accrued compensation and benefits                     1,648       1,214
    Income taxes                                          1,216       1,131
    Commissions                                             513         564
    Deferred income                                       1,308       1,437
    Customer deposits                                        72       2,690
    Other                                                 1,915       1,985
                                                        -------     -------
                                                        $12,599     $14,841
                                                        =======     =======


NOTE 3 THE ACQUISITION OF CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998 the Company acquired Concept Systems Design, Inc. ("Concept"), a supplier of expitaxial (EPI) systems. In connection with the merger, the Company issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. The transaction has been accounted for as a purchase.

In the first quarter of 1999, a preacquisition contingency was resolved which reduced the liabilities assumed from Concept by approximately $2.2 million. Under the provisions of Statement of Financial Accounting Standards No. 38, this has been recorded by the Company in the first quarter of 1999 on a prospective basis as an elimination of previously recorded goodwill and a pro-rata reduction of the balance to the acquired developed technology, workforce and property and equipment.

NOTE 4  NET INCOME (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

During the quarters ended March 28, 1999 and March 29, 1998 there were no differences between the numerators used for the basic and diluted EPS calculations. There were also no differences in the denominators in those quarters because the effect of stock options would be antidilutive.

Total stock options outstanding at March 28, 1999 and March 29, 1998 were 2,893,816 and 2,674,736, respectively.


NOTE 5 COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in January 1998. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive loss:


                                              THREE MONTHS ENDED
                                             ---------------------
(in thousands)                               MAR. 28,     MAR. 29,
                                               1999         1998
                                             -------      -------
Net loss                                     $(2,441)     $(1,220)

Foreign currency translation adjustments         (92)          22
                                             -------      -------

Comprehensive loss                           $(2,533)     $(1,198)
                                             =======      =======


The components of accumulated other comprehensive income, net of related tax are as follows:


                                             MAR. 28,     DEC. 31
(in thousands)                                 1999         1998
                                             -------      -------

Cumulative translation adjustments           $  (230)     $  (138)
                                             =======      =======


NOTE 6 REPORTABLE SEGMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Mattson Technology, Inc. ("Mattson" or the "Company") designs, manufactures and markets advanced fabrication equipment to semiconductor manufacturers worldwide. The Company's product line is based on the Company's modular "Aspen" platform, which accommodates two process chambers supporting increased throughput. The Company currently offers Aspen Strip, CVD, RTP, LiteEtch, and Epi products. To date, the Company has derived a substantial majority of its sales from Aspen Strip systems. In addition, the Company derives sales from spare parts and maintenance services.

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

The Company experienced a loss in the quarter ended March 28,1999. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold.

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

Management is in the process of determining the impact, if any, that third parties who are not Year 2000 compliant may have on the operations of the Company. The Company is engaged in a comprehensive program to assess the Company's Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company reviewed all of its major internal systems, including financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. The Company believes that its existing financial and manufacturing systems are Year 2000 ready. There cannot be any assurance, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of the Company's financial or manufacturing systems would adversely impact its ability to process orders, manage production and issue and pay invoices. The Company's inability to perform these functions for a long period of time could result in a material impact on its results of operations and financial condition.

The assessment of the Year 2000 readiness of the Company's manufacturing system is complete. Based on information currently available, the Company believes that its systems will not be materially impacted by Year 2000 issues. However, there cannot be assurance that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer system fails for this or any other reason, there could be a material adverse impact on its operating results and financial condition.

The Company is working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply. This analysis will continue well into the fall of 1999, with corrective action taken commensurate with the criticality of affected products and services. The assessment program also has encompassed the Company's own product offerings. The Company has completed the assessment of the Year 2000 readiness of these products, and the Company does not believe that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and the Company is endeavoring promptly and completely to address their concerns. However, the Company has no control over a customer's Year 2000 readiness. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot make assurances that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning. The costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. The Company has not maintained detailed accounting records, but based on the review of department budgets and staff allocations, the Company believes these costs to be immaterial.

The Company cannot make assurances that remediation and testing will not identify issues which will require additional expenditure of material amounts and which could result in an adverse impact on financial results in future reporting periods. Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse on our financial condition or overall trends in results of operations. However, the Company is uncertain to what extent they may be affected by such matters. In addition, the Company cannot make assurances that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward looking statements regarding, among other matters, the Company's future strategy, product development plans, and productivity gains and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters that are subject to a number of risks and uncertainties. In addition to the general risks associated with the development of complex technology, future results of the Company will depend on a variety of factors as described herein under the caption "Factors That May Affect Future Results and Market Price of Stock" and in other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:


                                                              THREE MONTHS ENDED
                                                              ------------------
                                                           MAR. 28,         MAR. 29,
                                                             1999             1998
                                                             ----             ----
Net sales                                                    100%              100%
Cost of sales                                                 49%               55%
                                                              ---               ---
    Gross margin                                              51%               45%
                                                              ---               ---
Operating expenses:
    Research, development and engineering                     27%               22%
    Selling, general and administrative                       42%               33%
      Total operating expenses                                69%               55%
Loss from operations                                         (19%)             (11%)
Loss before income taxes                                     (17%)              (8%)
Net loss                                                     (17%)              (6%)


NET SALES

Net sales for the first quarter of 1999 decreased 29% to $14.3 million from $20.2 million for the first quarter of 1998. The quarterly decrease in sales reflects a 53% decrease in unit sales for the first quarter of 1999 compared to the first quarter of 1998. Average selling prices (ASP's) increased 47% for the first quarter of 1999 compared to the first quarter of 1998. The increase in ASP was primarily a result of an increase in sales between CVD and RTP tools and a decrease in Aspen Strip products. There were no system revenues from the Concept Epi product line in either period.

In the first quarter of 1999 the Company had sales in the Strip, CVD and RTP product lines.

First quarter bookings were $21.2 million, an increase of 121% compared to bookings of $9.6 million in the first quarter of 1998, resulting in a book to bill ratio of 1.5 to 1.0. Backlog decreased $1.3 million to $29.5 million in the first quarter 1999 from $30.8 million in the first quarter of 1998.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 36% and 55% of net sales for the first quarter of 1999 and 1998, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1999 total net sales.

GROSS MARGIN

The Company's gross margin for the first quarter of 1999 increased to 51% from 45% for the first quarter of 1998. The increase in margins for the first quarter of 1999 was principally due to manufacturing efficiencies and sale of higher margin tools.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the first quarter of 1999 were $3.9 million, or 27% of net sales, as compared to $4.5 million, or 22% of net sales, for the first quarter of 1998. The decrease in expenses for the first quarter of 1999 was primarily attributable to a decrease in salary and related expense. Salary and related expense was $1.8 million for the first quarter of 1999 and $2.4 million in the first quarter of 1998. During the first quarter of 1998, there was additional salary and related costs incurred from a reduction in force. The Company believes that continued investment in research and development, including its multi-product strategy is critical to maintaining a strong technological position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter of 1999 were $6.0 million, or 42% of net sales, as compared to $6.7 million, or 33% of net sales, for the first quarter of 1998. The decrease in expenses for the first quarter of 1999 was primarily due to salary and related expenses which decreased to $3.8 million for the first quarter of 1999 from $4.3 million for the first quarter of 1998 and advertising and promotion expenses which decreased to $.1 million for the first quarter of 1999 from $0.3 million for the first quarter of 1998. During the first quarter of 1998, there was additional salary and related costs incurred from a reduction in force. Advertising and promotion expenses decreased during the first quarter of 1999 as the Company continues to decrease its spending during a slow market.

 PROVISION FOR INCOME TAXES

During 1999, the Company provided taxes at an effective tax rate of (2.0%). The 1999 tax rate is less than the federal statutory rate primarily as a result of having fully reserved deferred tax assets due to the uncertainty of their realization and recording the tax liability for income of the foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations during the first quarter of 1999 was $5.6 million, compared to $7.5 million of net cash provided by operations during the first quarter of 1998. Net cash used by operations during the first quarter of 1999 was primarily attributable to the net operating loss in the quarter, an increase in accounts receivable of $3.5 million and an increase in inventories of $3.4 million.

The Board of Directors has authorized the Company to repurchase, through the year 2000, up to 1,000,000 shares of the Company's Common Stock in the open market from time to time. As of March 28, 1999, 274,800 of these shares had been repurchased by the Company. The purpose of the repurchase program is to acquire shares to fund the Company's stock based employee benefit programs, including the employee stock purchase plan and the stock option plan.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

THE COMPANY'S QUARTERLY RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE. The Company derives most of its net sales from the sale of a relatively small number of systems. The list prices on these range from $375,000 to over $1,000,000. At its current revenue level, each sale, or failure to make a sale, can have a material effect on the Company. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve its sales objectives for that quarter. Consequently, the Company's net sales and operating results for a quarter depend on its shipping orders scheduled to be sold during that quarter and obtaining orders for systems to be shipped in that same quarter. A delay in a shipment near the end of a quarter may cause net sales in that quarter to fall significantly below its expectations. Such a delay may materially and adversely affect the Company's operating results for that quarter.

Unpredictable order patterns often cause the Company's manufacturing efficiency to vary significantly from quarter to quarter. Any variation in the Company's manufacturing efficiency can adversely affect gross margins and net operating results. The time lag between the Company's first contact with a customer and the customer placing its first order typically lasts from nine to twelve months. This lag is often even longer. The Company's customers often face competing capital budget considerations. Time lags between first customer contact and the customer placing its first order, coupled with the customer's competing capital budget considerations, make the timing of customer orders uneven and difficult to predict.

THE COMPANY'S FUTURE SUCCESS DEPENDS UPON ITS ABILITY TO DEVELOP ITS SYSTEMS AND PRODUCTS AND THE MARKET'S ACCEPTANCE OF THEM. The Company's systems represent alternatives to the conventional equipment currently marketed by its competitors. As a result, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance by a broader group of customers.

Once a semiconductor manufacturer selects a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its systems and technology. The transition of the market to 300mm wafers will present both an opportunity and a risk. The Company must introduce 300mm systems on a timely basis and which meet customer requirements. To the extent that the Company is unable to do this, its business, results of operations and financial condition could be materially and adversely affected.

THE COMPANY'S REVENUES ARE SIGNIFICANTLY DEPENDENT ON INDIVIDUAL CUSTOMERS MAKING PURCHASES. The Company sells its products to leading integrated circuit manufacturers located in the United States, Europe, Japan and the rest of the Pacific Rim. While the Company actively pursues new customers, there can be no assurance that it will be successful in its efforts. Any significant weakening in customer demand would have a material adverse effect on the Company.

THE COMPANY'S REVENUES ARE HIGHLY DEPENDENT ON ITS JAPANESE DISTRIBUTOR, MARUBENI, AND THE ASIAN MARKET IN GENERAL. The Company believes that strong sales in the Japanese market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni. The Company is substantially dependent upon Marubeni to address the Japanese market. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue.
 In the event of a termination of its distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected. In addition, upon termination of this relationship with Marubeni, the Company would have the obligation to repurchase up to $1 million of inventory related to its sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, including the hiring of additional personnel to support Marubeni's efforts, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

The Company is also substantially dependent upon sales to Pacific Rim countries generally. As such, the Company is particularly at risk with respect to effects from developments such as the Asian economic problems.

In addition, because some of its foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are declining in value in comparison with the dollar.

THE COMPANY'S SALES CYCLE IS LENGTHY BECAUSE SALES OF ITS SYSTEMS DEPEND UPON THE DECISIONS OF PROSPECTIVE CUSTOMERS TO MAKE SIGNIFICANT CAPITAL COMMITMENTS. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity. Both decisions typically involve a significant capital commitment. The Company's ability to receive orders from potential customers may depend upon such customers undertaking an evaluation for new equipment. For many potential customers, such an evaluation may occur infrequently.

The Company also believes it must significantly increase its inventory investment in evaluation systems because many customers use these systems in their evaluation processes. Due to these factors, its systems typically have a lengthy sales cycle during which it may expend substantial funds and management effort. There can be no assurance that any of its efforts will succeed.

THE COMPANY'S SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. The industry historically experiences periods of oversupply that result in significantly reduced demand for capital equipment, including the systems manufactured and marketed by the Company. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers who build or expand large fabrication facilities. There can be no assurance that such demand will exist. Any future downturns or slowdowns in the semiconductor market will materially and adversely affect the Company's net sales and operating results.

ACQUISITIONS, WHICH ARE INHERENTLY RISKY, ARE PART OF THE COMPANY'S BUSINESS STRATEGY. As part of the Company's business strategy, subject to certain regulatory approvals and other conditions, the Company may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. The risks commonly encountered in acquisitions of businesses will accompany any acquisitions or investments. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination of cash, stock and rights to acquire stock. To the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions, dilution to existing stockholders and to earnings per share may result.

THE COMPANY'S FUTURE SUCCESS DEPENDS UPON ITS CONTINUING TO DEVELOP AND INTRODUCE NEW SYSTEMS WHICH COMPETE EFFECTIVELY ON THE BASIS OF PRICE AND PERFORMANCE. The Company and its customers compete in markets characterized by rapidly changing technology, evolving industry standards, and continuous improvements in products and services.

Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies. Due to the continual change in these markets, the Company's success will also depend upon its ability to develop new technologies and systems which compete effectively on the basis of price and performance and adequately address customer requirements. In addition, the Company must adapt its systems and processes to technological changes and to support emerging target market industry standards. The success of new system introductions is dependent on a number of factors. These factors include timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems or develop new technologies or systems in a timely manner. In particular, the transition of the market to 300mm wafers will present the Company with both an opportunity and a risk. To the extent that the Company is unable to introduce 300mm systems on a timely basis and which meet customer requirements, its business, results of operations and financial condition could be materially and adversely affected.

THE COMPANY'S SUBSTANTIAL DEPENDENCE UPON A LIMITED NUMBER OF SUPPLIERS FOR SOME COMPONENTS AND SUBASSEMBLIES REDUCES ITS CONTROL OVER THE TERMS OF THEIR DELIVERIES. The Company relies to a substantial extent on outside vendors to manufacture many of the Aspen systems' components and subassemblies. The Company obtains certain of these components and subassemblies from a supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, reduced control over pricing of components, and reduced control over timely delivery of components.

The manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times. As a result, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay its ability to ship its systems. Any such delay could have a material adverse effect on the Company.


THE COMPANY IS HIGHLY DEPENDENT ON ITS KEY PERSONNEL. The Company's success depends to a large extent upon the efforts and abilities of Brad Mattson, Chairman and Chief Executive Officer, and other key managerial and technical employees. The loss of Mr. Mattson or other key employees could have a material adverse effect on the Company. The Company does not enter into written employment agreements with any of its executive officers. The success of its business will also depend upon its ability to continue to attract and retain qualified employees. In particular, the Company must attract and retain highly skilled design and process engineers to manufacture existing systems and develop new systems and processes. The competition for such personnel is intense.

THE COMPANY IS HIGHLY DEPENDENT ON ITS SALES OVERSEAS, PARTICULARLY TO JAPAN AND OTHER PACIFIC RIM COUNTRIES. The Company anticipates that international sales will continue to account for a significant portion of net sales. Because of its dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, the Company is particularly at risk to effects from developments such as the Asian economic problems.
The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under that act. The Company's sales to date have been denominated in U.S. dollars. As a result, there have been no losses related to currency fluctuations on sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

THE COMPANY RELIES ON ITS INTELLECTUAL PROPERTY RIGHTS TO PROTECT ITS PROPRIETARY TECHNOLOGY. The Company relies on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods to protect its proprietary technology. The Company believes that patents are of less significance in this industry than such factors as innovative skills, technical expertise and know-how of its personnel. There can be no assurance that the Company's competitors will not be able to legitimately ascertain the non-patented proprietary information embedded in its systems. If this occurs, the Company may be precluded from preventing the use of such information. To the extent the Company wishes to assert its patent rights, there can be no assurance that any claims of its patents will be sufficiently broad to protect its technology.

THE COMPANY'S FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS COULD RESULT IN SUBSTANTIAL LIABILITY TO THE COMPANY. The Company is subject to a variety of federal, state and local laws, rules and regulations. These laws, rules and regulations pertain to the use, storage, discharge and disposal of hazardous chemicals during sales demonstrations and research and development. In recent years the Company has seen an increase in the amount of public attention focused on the environmental impact of operations which use hazardous materials. To the best of its knowledge, the Company is in compliance with all federal, state and local environmental regulations. However, failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of its operations, restrictions on its ability to expand at its present locations, requirements for the acquisition of significant equipment, or other significant expense.

THE PRICE OF THE COMPANY'S COMMON STOCK HAS IN THE PAST AND MAY IN THE FUTURE FLUCTUATE SIGNIFICANTLY. Significant volatility characterized the market price of the Company's common stock in the past. The Company's stock price declined substantially from its highs. There can be no assurance that the market price of its common stock will not decline in the future. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, experienced extreme price fluctuations. These fluctuations were often unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

The Company has exposure to the impact of foreign currency fluctuations. The Company has foreign subsidiaries which operate and sell its products in various global markets; however, all of its sales are denominated in U.S. dollars, and therefore the Company's foreign currency risk is reduced. The Company also has some monetary assets, particularly in Japan, where the Company attempts to limit its foreign currency risk through the use of financial market instruments. The Company uses currency swap contracts with maturities generally less than three months to manage its exposure on these assets. To date, the Company's exposure related to exchange rate volatility has not been significant. There can be no assurance that there will not be a material impact in the future.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None

ITEM 2.       CHANGES IN SECURITIES.

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

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

                                             MATTSON TECHNOLOGY, INC.

Date: May 12, 1999                              /s/ Brian R. McDonald
                                       --------------------------------------
                                                 Brian R. McDonald
                                             Vice President of Finance
                                            and Chief Financial Officer
                                          (as principal financial officer
                                           and on behalf of Registrant)