Form 10-Q
period 1999-06-27
MATTSON TECHNOLOGY INC
filed 1999-08-10
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1999

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                              -------------------

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

                              -------------------

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

 Number of shares of common stock outstanding as of August 4, 1999: 15,834,359

                         PART I -- FINANCIAL INFORMATION


1.       FINANCIAL STATEMENTS

                             MATTSON TECHNOLOGY, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in thousands)
                                    (unaudited)

                                    ASSETS
                                                       JUNE 27,          DEC. 31,
                                                         1999              1998
                                                         ----              ----
Current assets:
    Cash and cash equivalents                          $11,155          $11,863
    Short-term investments                                   -            8,128
    Accounts receivable, net                            20,343            9,614
    Inventories                                         15,150           10,924
    Prepaid expenses and other current assets            4,947            8,745
                                                       -------            -----
        Total current assets                            51,595           49,274
Property and equipment, net                             10,295           12,090
Other assets                                             4,241            6,756
                                                       -------            -----
                                                       $66,131          $68,120
                                                       =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $ 4,926         $  3,399
    Accrued liabilities                                  13,261           14,841
                                                        -------          -------
        Total current liabilities                        18,187           18,240
                                                        -------          -------

Stockholders' equity:
    Common stock                                             16               16
    Additional paid in capital                           63,980           63,239
    Retained deficit                                    (12,877)         (10,250)
    Treasury stock                                       (2,987)          (2,987)
    Other                                                  (188)            (138)
                                                        -------          -------
        Total stockholders' equity                       47,944           49,880
                                                         ------           ------
                                                        $66,131         $ 68,120
                                                        =======         ========


     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              ------------------                  ----------------
                                                            JUNE 27,         JUNE 28,          JUNE 27,         JUNE 28,
                                                             1999             1998              1999             1998
                                                             ----             ----              ----             ----
Net sales                                                     $24,128           $15,649          $38,448           $35,897
Cost of sales                                                  12,748             8,448           19,824            19,621
                                                            ---------         ---------        ---------         ---------
  Gross profit                                                 11,380             7,201           18,624            16,276
                                                            ---------         ---------        ---------         ---------
Operating expenses:
  Research, development and engineering                         4,525             3,770            8,423             8,272
  Selling, general and administrative                           7,106             5,643           13,137            12,367
                                                            ---------         ---------        ---------         ---------
    Total operating expenses                                   11,631             9,413           21,560            20,639
                                                            ---------         ---------        ---------         ---------
Loss from operations                                             (251)           (2,212)          (2,936)           (4,363)
Interest and other income (expense), net                          133               508              426               989
                                                            ---------         ---------        ---------         ---------
Loss before income taxes                                         (118)           (1,704)          (2,510)           (3,374)
Provision for (benefit from) income taxes                          68              (459)             117              (909)
                                                            ---------         ---------        ---------         ---------
Net loss                                                        $(186)          $(1,245)         $(2,627)          $(2,465)
                                                            =========         =========        =========         =========
Net loss per share:
    Basic                                                   $  (0.01)         $  (0.09)        $  (0.17)         $  (0.17)
                                                            =========         =========        =========         =========
    Diluted                                                 $  (0.01)         $  (0.09)        $  (0.17)         $  (0.17)
                                                            =========         =========        =========         =========
Weighted average shares outstanding:
    Basic                                                      15,601            14,474           15,512            14,364
                                                             ========          ========          =======          ========
    Diluted                                                    15,601            14,474           15,512            14,364
                                                             ========          ========          =======          ========




     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                             JUNE 27,       JUNE 28,
                                                                               1999           1998
                                                                               ----           ----
Cash flows from operating activities:
    Net loss                                                                   $(2,627)       $(2,465)
    Adjustments to reconcile net income  to
        net cash provided by (used in) operating activities:
        Depreciation and amortization                                            2,360          1,635
        Amortization of intangibles                                                207              -
        Changes in assets and liabilities:
            Accounts receivable                                                (10,729)         3,211
            Inventories                                                         (4,598)         5,905
            Prepaid expenses and other assets                                    4,153           (620)
            Accounts payable                                                     1,527         (1,273)
            Accrued liabilities                                                  1,041          1,335
                                                                               -------        -------
                Net cash provided by (used in) operating activities             (8,666)         7,728
                                                                               -------        -------
Cash flows from investing activities:
    Acquisition of property and equipment                                         (861)          (835)
    Purchases of short-term investments                                              -        (37,663)
    Sales and maturities of short-term investments                               8,128         35,732
                                                                               -------        -------
                Net cash provided by (used in) investing activities              7,267         (2,766)
                                                                               -------        -------
Cash flows from financing activities:
     Proceeds from the issuance of Common Stock, net                               741          1,053
     Purchase of Common Stock                                                        -         (1,837)
                                                                               -------        -------
                Net cash provided by (used in) financing activities                741           (784)
                                                                               -------        -------
Effect of exchange rate changes on cash and cash equivalents                       (50)            12
                                                                               -------        -------
Net increase (decrease) in cash and cash equivalents                              (708)         4,190
Cash and cash equivalents, beginning of period                                  11,863         25,583
                                                                               -------        -------
Cash and cash equivalents, end of period                                       $11,155        $29,773
                                                                               =======        =======


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

The results of operations for the three month and six month periods ended June 27, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                JUNE 27,          DEC. 31,
                                                  1999              1998
                                                  ----              ----
Inventories:
    Purchased parts and raw materials             $10,275           $7,128
    Work-in-process                                 4,730            2,586
    Finished goods                                      -            1,147
    Evaluation systems                                145               63
                                                  -------          -------
                                                  $15,150          $10,924
                                                  =======          =======

Accrued liabilities:
    Warranty reserve                              $ 5,938           $5,820
    Accrued compensation and benefits               1,863            1,214
    Income taxes                                    1,208            1,131
    Commissions                                       788              539
    Deferred income                                 1,622            1,437
    Customer deposits                                  78            2,690
    Other                                           1,764            2,010
                                                  -------          -------
                                                  $13,261          $14,841
                                                  =======          =======

NOTE 3  ACQUISITION OF CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998, the Company acquired Concept Systems Design, Inc. ("Concept"), a supplier of expitaxial (EPI) systems. In connection with the merger, the Company has issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. In July 1999, 447,569 shares of Mattson Common Stock were released from the original contingency as certain conditions were satisfied. The transaction has been accounted for as a purchase.

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

During the quarters ended June 27, 1999 and June 28, 1998 there were no differences between the denominators used for the basic and diluted EPS calculations as the effect of stock options would be antidilutive.

Total stock options outstanding at June 27, 1999 and June 28, 1998 were 2,920,933 and 2,558,147, respectively.

NOTE 5 COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

The following are the components of comprehensive loss:

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
(in thousands)                                                 JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                                                 1999         1998         1999         1998
                                                               --------     --------     --------     --------
Net loss                                                       $   (186)    $ (1,245)    $ (2,627)    $ (2,465)
Foreign currency translation adjustments                             38            5          (50)          27
                                                               --------     --------     --------     --------
Comprehensive loss                                             $   (148)    $ (1,240)    $ (2,677)    $ (2,438)
                                                               ========     ========     ========     ========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                               JUNE 27,     DEC. 31,
(in thousands)                                                   1999         1998
                                                               --------     --------
Cumulative translation adjustments                             $   (188)    $   (138)
                                                               --------     --------
                                                               $   (188)    $   (138)
                                                               ========     ========

NOTE 6 REPORTABLE SEGMENTS

The Company is organized on the basis of products and services. All of the Company's business units have been aggregated into one operating segment. The Company's service business is a separate operating segment; however, this segment does not meet the quantitative threshold as prescribed in FAS 131. As a result, no operating segment information is required to be disclosed.

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

The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and may continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. Current market conditions and the assessment of short term prospects for the Company and the industry as a whole have improved in recent months. The ability of the Company to respond to these improvements is potentially limited by its ability to increase production with its key suppliers and its labor force in the short term.

The Company experienced a loss in the quarter ended June 27, 1999. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold.

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

The assessment of the Year 2000 readiness of the Company's manufacturing system is complete. Based on information currently available, the Company believes that its systems will not be materially impacted by Year 2000 issues. However, there cannot be assurance that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer system fails for this or any other reason, there could be a material adverse impact on the Company's operating results and financial condition.

The Company is working with critical suppliers of products and services to assess their Year 2000 readiness with respect to their operations and the products and services they supply. A majority of this analysis is complete with the Company's critical suppliers and analysis will continue with the less critical suppliers in the next several months. The assessment program also has encompassed the Company's own product offerings. The Company has completed the assessment of the Year 2000 readiness of these products, and the Company does not believe that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and the Company is endeavoring promptly to address their concerns. However, the Company has no control over a customer's Year 2000 readiness. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot make assurances that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning. The costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. The Company has not maintained detailed accounting records, but based on the review of department budgets and staff allocations, the Company believes these costs to be immaterial.

The Company cannot make any assurances that remediation and testing will identify issues which will require additional expenditure of material amounts and which could result in an adverse impact on financial results in future reporting periods. Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, the Company is uncertain to what extent they may be affected by such matters. In addition, the Company cannot make assurances that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ------------------         ----------------
                                                     JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                                       1999         1998         1999         1998
                                                     --------     --------     --------     --------
Net sales                                                 100%         100%         100%         100%
Cost of sales                                              53%          54%          52%          55%
                                                     --------     --------     --------     --------
    Gross margin                                           47%          46%          48%          45%
                                                     --------     --------     --------     --------
Operating expenses:
    Research, development and engineering                  19%          24%          22%          23%
    Selling, general and administrative                    29%          36%          34%          35%
        Total operating expenses                           48%          60%          56%          58%
Loss from operations                                       (1%)        (14%)         (8%)        (12%)
Loss before income taxes                                   (1%)        (11%)         (7%)         (9%)
Net loss                                                   (1%)         (8%)         (7%)         (7%)

NET SALES

Net sales for the second quarter of 1999 increased 54% to $24.1 million from $15.7 million for the second quarter of 1998. Average selling prices (ASP's) increased 46% for the second quarter of 1999 compared to the second quarter of 1998. The increase in ASP's was due to a higher demand for the Company's CVD and EPI products which carry higher ASP's than the single and dual chamber system. Net sales for the first six months of 1999 increased 7% to $38.4 million from $35.9 million for the first six months of 1998. This increase reflects a 47% increase in ASP's during the first six months of 1999 compared to the first six months of 1998.

Second quarter 1999 bookings were $29.6 million, an increase of 480% compared to bookings of $5.1 million in the second quarter of 1998, resulting in a book to bill ratio of 1.2 to 1.0 in the second quarter of 1999. This increase in bookings is primarily due to a higher demand for the Company's CVD product and an increase in orders in the Japan region. Backlog increased $14.7 million to $35.0 million in the second quarter of 1999 from $20.3 million in the second quarter of 1998.

International sales to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea) accounted for 70% and 79% of net sales for the second quarter of 1999 and 1998, respectively. International sales for the first six months of 1999 and 1998 were 69% and 74% of net sales, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1999 total net sales.

GROSS MARGIN

The Company's gross margin for the second quarter of 1999 increased to 47% from 46% for the second quarter of 1998, and for the first six months of 1999 increased to 48% from 45% for the first six months of 1998. The increase in margins was principally due to a different product mix sold during 1999 and increased manufacturing efficiencies.

The Company's gross margin may continue to be affected by a variety of factors. Although the Company has not offered substantial discounts on its systems to date, there can be no assurance that the Company will not experience more significant pricing pressures in the future. The Company's gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin, as Marubeni is primarily responsible for sales and support costs in Japan.

The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company, including an increase in the Company's cost of sales and therefore an adverse impact on gross margin. In addition, new system introductions and enhancements and rapid growth may also have an adverse effect on gross margin due to the inefficiencies associated with manufacturing of new product lines and rapid expansion.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the second quarter of 1999 were $4.5 million, or 19% of net sales, as compared to $3.8 million, or 24% of net sales, for the second quarter of 1998. The increase in expenses for the second quarter of 1999 was primarily due to a $0.3 million increase in salaries and related expenses and a $0.2 million increase in depreciation expense. Salaries and related expenses increased as a result of salary adjustments made during the second quarter of 1999. The Company acquired Concept System Designs in July 1998 resulting in depreciation expense being included in the second quarter of 1999 and not the second quarter of 1998. Research, development and engineering expenses for the first six months of 1999 were $8.4 million, or 22% of net sales, as compared to $8.3 million, or 23% of net sales, for the first six months of 1998. The Company believes that continued investment in research and development, including its multi-product strategy is critical to maintaining a strong technological position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter of 1999 were $7.1 million, or 29% of net sales, as compared to $5.6 million, or 36% of net sales, for the second quarter of 1998. The increase is primarily due to a $1.4 million increase in salary and related expenses. Salary and related expenses increased as the employee headcount increased during the second quarter of 1999. Selling, general and administrative expenses for the first six months of 1999 were $13.1 million, or 34% of net sales, compared to $12.4 million, or 35% of net sales, for the first six months of 1998. The increase in selling, general and administrative expenses was primarily due to salary and related expenses which increased to $7.4 million for the first six months of 1999 from $6.6 million for the first six months of 1998. The increase in salary and related expenses was related to an increase in employee headcount during 1999. Offset to this increase in selling, general and administrative expenses was a decrease in advertising and promotion expenses during the first six months of 1999 as compared to the first six months of 1998. Advertising and promotion expenses were $0.2 million and $0.4 million for the first six months of 1999 and 1998, respectively. The decrease of $0.2 million is primarily attributable to reduced tradeshow expenses during the first six months of 1999 as compared to the first six months of 1998.

PROVISION FOR INCOME TAXES

The 1999 provision for income taxes reflects fully reserved deferred tax assets due to the uncertainty of their realization and recording a tax liability related to the anticipated income of the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations during the first six months of 1999 was $0.7 million, compared to $4.2 million of net cash provided by operations during the first six months of 1998. Net cash used by operations during the first six months of 1999 was primarily attributable to the net operating loss of $2.6 million and an increase in accounts receivable and inventory of $10.7 million and $4.6 million, respectively. The decrease in cash was offset by tax refunds of $3.7 million received during the second quarter 1999 and the sale of short-term investments of $8.1 million.

The Board of Directors has authorized the Company to repurchase, through the year 2000, up to 1,000,000 shares of the Company's Common Stock in the open market from time to time. As of June 27, 1999, 274,800 shares had been repurchased by the Company. The purpose of the repurchase program is to acquire shares to fund the Company's stock based employee benefit programs, including the employee stock purchase plan and the stock option plan.

The Company has a one-year revolving line of credit which expires in July 2000 in the amount of $15 million with Silicon Valley Bank. Under the revolving line of credit, all borrowings bear interest at either a per annum rate of 200 percentage points above the LIBOR Rate, or a per annum rate equal to Prime Rate. The line of credit contains both affirmative and negative covenants. At June 27, 1999, no amounts were outstanding under this line of credit.

The Company believes anticipated cash flows from operations, funds available under the revolving line of credit and existing cash and cash equivalents will be sufficient to meet the Company's cash requirements for the next twelve months.

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

                           PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None

ITEM 2.       CHANGES IN SECURITIES.

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of stockholders was held on May 20, 1999.

              The stockholders approved a proposal to elect John C. Savage and Kenneth G. Smith as Class II Directors to serve for a three-year term and until their successors are elected and qualified. The proposal received the following votes:

                                            For                        Withheld
                                            ----------                 ----------
                      John C. Savage        11,678,763                 1,078,011
                      Kenneth G. Smith      11,579,075                 1,177,699

              The stockholders approved a proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1989 Amended and Restated Stock Option Plan by 1,125,000 shares. The proposal received the following votes:

                        For            Against            Abstentions        Broker Non-Votes
                     ---------         ---------          -----------            ---------
                     4,706,034         2,024,114             36,180              5,990,446

              The stockholders approved a proposal to increase by 475,000 shares the maximum aggregate number of shares of Common Stock issuable under the Company's 1994 Employee Stock Purchase Plan. The proposal received the following votes:

                        For            Against            Abstentions        Broker Non-Votes
                     ---------         ---------          -----------            ---------
                     6,248,228         478,220               39,880              5,990,446

              In addition, stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999. The proposal received the following votes:

                        For            Against            Abstentions
                    ----------         -------            -----------
                    12,667,091          68,555              21,128

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

                                                 MATTSON TECHNOLOGY, INC.




Date: August 10, 1999                              /s/ Brian R. McDonald
                                               ---------------------------
                                                     Brian R. McDonald
                                                 Vice President of Finance
                                                and Chief Financial Officer
                                              (as principal financial officer
                                               and on behalf of Registrant)