Form 10-Q
period 1999-09-26
MATTSON TECHNOLOGY INC
filed 1999-11-10
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                          ---------------------------

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

                          ---------------------------

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

Number of shares of common stock outstanding as of October 27, 1999: 15,492,000

                         PART I -- FINANCIAL INFORMATION

1.       FINANCIAL STATEMENTS

                            MATTSON TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                  SEPT. 26,       DEC. 31,
                                                                    1999            1998
                                                                    ----            ----
Current assets:
    Cash and cash equivalents                                    $  6,429        $ 11,863
    Short-term investments                                              -           8,128
    Accounts receivable, net                                       28,699           9,614
    Inventories                                                    19,595          10,924
    Prepaid expenses and other current assets                       5,082           8,745
                                                                 --------        --------
      Total current assets                                         59,805          49,274
Property and equipment, net                                        10,190          12,090
Other assets                                                        3,975           6,756
                                                                 --------        --------
                                                                 $ 73,970        $ 68,120
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                  3,000               -
    Accounts payable                                             $  5,558        $  3,399
    Accrued liabilities                                            16,753          14,841
                                                                 --------        --------
      Total current liabilities                                    25,311          18,240
                                                                 --------        --------

Stockholders' equity:
    Common stock                                                       16              16
    Additional paid in capital                                     64,403          63,239
    Retained earnings (deficit)                                   (12,561)        (10,250)
    Treasury stock                                                 (2,987)         (2,987)
    Other                                                            (212)           (138)
                                                                 --------        --------
      Total stockholders' equity                                   48,659          49,880
                                                                 --------        --------
                                                                 $ 73,970        $ 68,120
                                                                 ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              ------------------              -----------------
                                                            SEPT. 26,      SEPT. 27,      SEPT. 26,       SEPT. 27,
                                                              1999           1998           1999             1998
                                                              ----           ----           ----             ----
Net sales                                                   $ 29,189       $  9,420        $ 67,637        $ 45,317
Cost of sales                                                 15,171          8,920          34,995          28,541
                                                            --------       --------        --------        --------
  Gross profit                                                14,018            500          32,642          16,776
                                                            --------       --------        --------        --------
Operating expenses:
  Research, development and engineering                        5,297          4,107          13,720          12,378
  Selling, general and administrative                          8,567          6,294          21,704          18,662
  Acquired in-process research and development                     -          4,220               -           4,220
                                                            --------       --------        --------        --------
    Total operating expenses                                  13,864         14,621          35,424          35,260
                                                            --------       --------        --------        --------
Income (loss) from operations                                    154        (14,121)         (2,782)        (18,484)
Interest and other income (expense), net                         221            431             647           1,420
                                                            --------       --------        --------        --------
Income (loss) before income taxes                                375        (13,690)         (2,135)        (17,064)
Provision for income taxes                                        59          1,109             176             200
                                                            --------       --------        --------        --------
Net income (loss)                                           $    316       $(14,799)       $ (2,311)       $(17,264)
                                                            ========       ========        ========        ========

Net income (loss) per share:
  Basic                                                     $   0.02       $  (1.00)       $  (0.15)       $  (1.19)
                                                            ========       ========        ========        ========
  Diluted                                                   $   0.02       $  (1.00)       $  (0.15)       $  (1.19)
                                                            ========       ========        ========        ========

Shares used to calculate net income (loss) per share:
  Basic                                                       15,887         14,839          15,637          14,522
                                                            ========       ========        ========        ========
  Diluted                                                     17,191         14,839          15,637          14,522
                                                            ========       ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            MATTSON TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                                        SEPT. 26,      SEPT. 27,
                                                                         1999            1998
                                                                         ----            ----
Cash flows from operating activities:
    Net loss                                                          $ (2,311)       $(17,264)
    Adjustments to reconcile net loss  to
      net cash provided by (used in) operating activities:
      Depreciation                                                       3,479           2,517
      In-process research and development                                    -           4,220
      Amortization of intangibles                                          246             241
      Deferred taxes                                                         -           4,222
      Changes in assets and liabilities:
          Accounts receivable                                          (19,085)          5,877
          Inventories                                                   (9,043)          9,900
          Income tax receivable                                              -          (2,778)
          Prepaid expenses and other assets                              4,245            (296)
          Accounts payable                                               2,159          (3,230)
          Accrued liabilities                                            4,533             431
                                                                      --------        --------
            Net cash provided by (used in) operating activities        (15,777)          3,840
                                                                      --------        --------
Cash flows from investing activities:
      Acquisition of property and equipment                             (1,875)         (1,224)
      Notes receivable stockholder                                           -          (3,129)
      Purchases of short-term investments                                    -         (40,676)
      Sales and maturities of short-term investments                     8,128          42,126
                                                                      --------        --------
            Net cash provided by (used in) investing activities          6,253          (2,903)
                                                                      --------        --------
Cash flows from financing activities:
      Increase in borrowings against line of credit                      3,000               -
      Retirement of debt acquired in Concept acquisition                     -          (4,000)
      Proceeds from the issuance of Common Stock, net                    1,164           1,065
      Repurchase of Common Stock                                             -          (1,912)
                                                                      --------        --------
            Net cash provided by (used in) financing activities          4,164          (4,847)
                                                                      --------        --------
Effect of exchange rate changes on cash and cash equivalents               (74)             43
                                                                      --------        --------
Net decrease in cash and cash equivalents                               (5,434)         (3,867)
Cash and cash equivalents, beginning of period                          11,863          25,583
                                                                      --------        --------
Cash and cash equivalents, end of period                              $  6,429        $ 21,716
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

The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three months and nine month periods ended September 26, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE 2 BALANCE SHEET DETAIL (IN THOUSANDS):

                                                        SEPT. 26,       DEC. 31,
                                                          1999            1998
                                                          ----            ----
Inventories:
    Purchased parts and raw materials                   $12,090         $ 7,128
    Work-in-process                                       7,368           2,586
    Finished goods                                          137           1,210
                                                        -------         -------
                                                        $19,595         $10,924
                                                        =======         =======

Accrued liabilities:
    Warranty, installation and retrofit reserve         $ 6,868         $ 5,820
    Accrued compensation and benefits                     4,073           1,214
    Income taxes                                          1,166           1,131
    Commissions                                             997             539
    Deferred income                                       2,286           1,437
    Customer deposits                                        81           2,690
    Other                                                 1,282           2,010
                                                        -------         -------
                                                        $16,753         $14,841
                                                        =======         =======

NOTE 3 ACQUISITION OF CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998, the Company acquired Concept Systems Design, Inc. ("Concept"), a supplier of expitaxial (EPI) systems. In connection with the merger, the Company has issued 795,138 shares of Mattson Common Stock to the former shareholders of Concept. The former shareholders of Concept also may acquire up to 547,569 additional shares of Mattson Common Stock in connection with the merger if certain conditions are met prior to the end of the first twenty-four full calendar months following the closing of the transaction. In July 1999, 447,569 shares of Mattson Common Stock were released from the original contingency as certain conditions were satisfied. As of September 26, 1999, 100,000 shares may be issued to the former shareholders if certain conditions are met prior to July 24, 2000. The transaction has been accounted for as a purchase.

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

During the quarter ended September 26, 1999 the basic earnings per share and diluted earnings per share were each $0.02. The number of basic and diluted shares used to calculate EPS for the quarter ended September 26, 1999 was 15,887,000 and 17,191,000, respectively. The number of shares used to calculate the basic and diluted EPS for the nine months ended September 26, 1999 was 15,637,000.

Total stock options outstanding at September 26, 1999 and September 27, 1998 were 2,994,333 and 2,696,416, respectively.

NOTE 5 COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components.

The following are the components of comprehensive income (loss):

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
   (in thousands)                                SEPT. 26,       SEPT. 27,        SEPT. 26,        SEPT. 27,
                                                   1999             1998            1999             1998
                                                   ----             ----            ----             ----
Net income (loss)                                $   316         $(14,799)         $(2,311)        $(17,264)
Foreign currency translation adjustments             (24)              36              (74)        $     64
                                                 -------         --------          -------         --------

Comprehensive income (loss)                      $   292         $(14,763)         $(2,385)        $(17,200)
                                                 =======         ========          =======         ========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                        SEPT. 26,        DEC 31,
    (in thousands)                                        1999            1998
                                                          ----            ----
    Cumulative translation adjustments                   $(212)          $(138)
                                                         -----           -----
                                                         $(212)          $(138)
                                                         =====           =====

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

NOTE 7 LINE OF CREDIT

The Company has a one-year revolving line of credit that expires in July 2000 in the amount of $15 million with Silicon Valley Bank. Under the revolving line of credit, all borrowings bear interest at either a per annum rate of 200 percentage points above the LIBOR Rate, or a per annum rate equal to Prime Rate. The line of credit contains both affirmative and negative covenants. As of September 26, 1999, $3.0 million was drawn against the revolving line of credit and the Company was in compliance with all its bank covenants.

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

As a result of the semiconductor industry slowdown in the last year, the Company did not return to profitability until the current quarter ended September 26, 1999. Although the Company's incoming orders and net sales are improving, there can be no assurance that the Company will be able to sustain or increase sales growth or profitability in the future. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new and/or enhanced versions of Company systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. The Company is increasing its expense levels to support long term growth in its business. As a result, the Company is dependent upon increases in sales in order to sustain profitability. If the Company's sales do not increase, the current levels of operating expenses could materially and adversely affect the financial results of the Company.

The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to the Company and may continue to have a significant adverse impact on the Company's ability to forecast near term revenue expectations. Current market conditions and the assessment of short-term prospects for the Company and the industry as a whole have improved in recent months. The ability of the Company to respond to these improvements is potentially limited by its ability to increase production with its key suppliers and its labor force in the short term.

The Company generally recognizes a sale upon shipment of a system. However, from time to time, the Company allows customers to evaluate systems. The Company does not recognize the associated sale until and unless a customer accepts the evaluation system.

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

The Company is working with suppliers of products and services to assess their Year 2000 readiness with respect to their operations and the products and services they supply. All major suppliers have responded that they are compliant. Less critical suppliers have responded compliant or have not responded at all. The assessment program also has encompassed the Company's own product offerings. The Company has completed the assessment of the Year 2000 readiness of these products, and the Company does not believe that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and the Company is endeavoring promptly to address their concerns. However, the Company has no control over a customer's Year 2000 readiness. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot make assurances that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning. The costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. The Company has not maintained detailed accounting records of these costs, but based on the review of department budgets and staff allocations, the Company believes these costs to be immaterial.

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

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the period indicated:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              ------------------                  -----------------
                                                          SEPT. 26,         SEPT. 27,        SEPT. 26,         SEPT. 27,
                                                             1999             1998              1999             1998
                                                             ----             ----              ----             ----
Net sales                                                   100%              100%             100%              100%
Cost of sales                                                52%               95%              52%               63%
                                                             ---               ---              ---               ---
    Gross margin                                             48%                5%              48%               37%
                                                             ---              ----              ---               ---
Operating expenses:
    Research, development and engineering                    18%               44%              20%               27%
    Selling, general and administrative                      29%               67%              32%               41%
    Acquired in process research and development              -                45%               -                 9%
      Total operating expenses                               47%              155%              52%               78%
Income (loss) from operations                                 1%             (150)%             (4)%             (41)%
Income (loss) before income taxes                             1%             (145)%             (3)%             (38)%
Net income (loss)                                             1%             (157)%             (3)%             (38)%

NET SALES

Net sales for the third quarter of 1999 increased 211% to $29.2 million from $9.4 million for the third quarter of 1998. Average selling prices (ASP's) increased 14% for the third quarter of 1999 compared to the third quarter of 1998. The increase in ASP's was due to a higher demand for the Company's CVD and EPI products which generally carry higher ASP's than the Strip products. Net sales for the first nine months of 1999 increased 49% to $67.6 million from $45.3 million in the first nine months of 1998. The increase in net sales reflects a 33% increase in ASP's and a 12% increase in unit sales during the first nine months of 1999 compared to the first nine months of 1998.

Third quarter bookings were $35.6 million, an increase of 224% compared to bookings of $11.0 million in the third quarter of 1998, resulting in a book to bill ratio of 1.2 to 1.0 in the third quarter of 1999. The increase in bookings is primarily due to a higher demand for the Company's Strip products in the current quarter. Backlog increased 89% to $41.4 million, compared to $21.9 million at the end of the third quarter of 1998.

International sales in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea) accounted for 54% and 62% of net sales for the third quarter of 1999 and 1998, respectively. International sales for the first nine months of 1999 and 1998 were 62% and 72% of net sales, respectively. All sales are denominated in U.S. dollars. The Company's operating results could be materially and adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold through Marubeni, the Company's distributor in Japan. The Company anticipates that international sales will continue to account for a significant portion of 1999 total net sales.

GROSS MARGIN

The Company's gross margin for the third quarter of 1999 increased to 48% from 5% for the third quarter of 1998, and for the first nine months of 1999 increased to 48% from 37% for the first nine months of 1998. The increase in margins during the current year was significantly affected by an increase in sales volume and manufacturing efficiencies. In addition, during the third quarter of 1998, there was a one-time $2.6 million write down of inventory related to the Company's 300mm program.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the third quarter of 1999 were $5.3 million, or 18% of net sales, as compared to $4.1 million, or 44% of net sales, for the third quarter of 1998. The increase in expenses during the third quarter of 1999 as compared to the third quarter of 1998 is primarily due to a $0.9 million increase in compensation and related expenses. During the third quarter of 1999, the Company recorded a $1.3 million bonus expense that was allocated amongst the Company's departments.

Research, development and engineering expenses for the first nine months of 1999 were $13.7 million, or 20% of net sales, as compared to $12.4 million, or 27% of net sales, for the first nine months of 1998. The increase in expenses for the first nine months of 1999 as compared to the first nine months of 1998 was due to compensation and related expenses which increased to $6.9 million from $6.5 million and depreciation expense which increased to $1.7 million from $1.3 million. The increase in compensation and related expenses is primarily due to the Company recording a bonus accrual of $0.7 million during the second quarter of 1999 and $1.3 million bonus accrual during the third quarter of 1999. As mentioned above, the $0.7 million and $1.3 million bonus expense was allocated amongst the Company's departments. The Company believes that continued investment in research and development, including its multi-product strategy is critical to maintaining a strong technological position in the industry.

The loss in the third quarter of 1998 included a one-time charge of $4.2 million for the write-down of certain in-process technology which were incurred as part of the Company's acquisition of Concept Systems Design, Inc.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of 1999 were $8.6 million, or 29% of net sales, as compared to $6.3 million, or 67% of net sales, for the third quarter of 1998. Compensation and related expenses during the third quarter of 1999 increased to $6.2 million from $3.4 million in the third quarter of 1998. The increase in compensation and related expenses is primarily attributable to the Company's bonus accrual recorded in the third quarter of 1999 as mentioned in the research, development and engineering expenses paragraph above. The remaining increase in compensation and related expenses is due to salary increases during July 1999, an increase in headcount and an increase in net sales which directly increases commission expense. The increase in compensation and related expenses was offset by a $0.6 million non-recurring restructuring expense recorded in prior year. The restructuring expense was related to the acquisition of Concept during the third quarter of 1998.

Selling, general and administrative expenses for the nine months of 1999 were $21.7 million, or 32% of net sales, as compared to $18.7 million, or 41% of net sales, for the nine months of 1998. The $3.0 million increase in selling, general and administrative expenses was primarily due to a $3.7 million increase in compensation and related expenses offset by a $0.6 million non-recurring restructuring expense discussed above. The increase in compensation and related expenses is primarily due to the Company's bonus accrual recorded in the second and third quarter of 1999.

PROVISION FOR INCOME TAXES

The 1999 provision for income taxes reflects fully reserved deferred tax assets due to the uncertainty of their realization and recording a tax liability related to the anticipated income of the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 26, 1999 was $15.8 million, compared to $3.8 million of net cash provided by operations for the nine months ended September 27, 1998. Net cash used by operations during the nine months ended September 26, 1999 was primarily attributable to a net operating loss of $2.3 million, an increase in the accounts receivable and inventory balances of $19.1 million and $9.0 million, respectively, offset by non-cash depreciation and amortization, a decrease in prepaid expenses and other assets of $4.2 million and an increase in the accounts payable and accrued liabilities balances of $2.2 million and $4.5 million, respectively.

The Board of Directors has authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock in the open market up through the year 2000. As of September 26, 1999, 274,800 shares had been repurchased by the Company. The purpose of the repurchase program is to acquire shares to fund the Company's stock based employee benefit programs, including the employee stock purchase plan and the stock option plan.

The Company has a one-year revolving line of credit which expires in July 2000 in the amount of $15 million with Silicon Valley Bank. Under the revolving line of credit, all borrowings bear interest at either a per annum rate of 200 percentage points above the LIBOR Rate, or a per annum rate equal to Prime Rate. The line of credit contains both affirmative and negative covenants. As of September 26, 1999, $3.0 million was drawn against the revolving line of credit and the Company was in compliance with all its bank covenants.

During the third quarter of 1998 the Company extended a loan to the Chief Executive Officer of the Company for $3.1 million. The loan was collateralized by 2.2 million shares of the Company's Common Stock and was a full recourse note bearing interest at 8%. The Company agreed to extend the note for an additional six months and increase the note amount to $3.7 million. The $3.7 million includes accrued interest of $0.3 million and an additional $0.3 million loaned to the Chief Executive Officer. The terms on the note otherwise remain unchanged with the exception that the principal and accrued interest are now due on February 28, 2000. The note is included in other current assets.

The Company believes anticipated cash flows from operations, funds available under the revolving line of credit and existing cash and cash equivalents will be sufficient to meet the Company's cash requirements for the near term.

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

THE COMPANY'S REVENUES ARE DEPENDENT ON ITS JAPANESE DISTRIBUTOR, MARUBENI, AND THE ASIAN MARKET IN GENERAL. The Company believes that strong sales in the Japanese market as well as the Asia market will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, the Company established a distributor relationship with Marubeni. The Company is substantially dependent upon Marubeni to address the Japanese market. Although management believes that it maintains a good relationship with Marubeni, there can be no assurance that the relationship will continue. In the event of a termination of its distribution agreement with Marubeni, the Company's strategy to increase its sales in Japan would be adversely affected. In addition, upon termination of this relationship with Marubeni, the Company would have the obligation to repurchase up to $1 million of inventory related to its sales to Marubeni. Although the Company intends to continue to invest significant resources in Japan, there can be no assurance that the Company will be able to maintain or increase its sales to the Japanese semiconductor industry.

The Company is also substantially dependent upon sales to Pacific Rim countries generally. As such, the Company is particularly at risk with respect to effects from developments such as the Asian economic problems. In addition, because all of its foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are declining in value in comparison with the dollar.

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

The Company also believes it must significantly increase its inventory investment in evaluation systems because many customers use these systems in their evaluation processes. Due to these factors, the sale of the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. There can be no assurance that any of its efforts will succeed.

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

                                             MATTSON TECHNOLOGY, INC.

Date: November 9, 1999                         /s/ Brian R. McDonald
                                           ---------------------------------
                                                  Brian R. McDonald
                                               Vice President of Finance
                                             and Chief Financial Officer
                                           (as principal financial officer
                                             and on behalf of Registrant)