Form 10-K405
period 1999-12-31
MATTSON TECHNOLOGY INC
filed 2000-02-15
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 0-21970

                            MATTSON TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   77-0208119
  (State or other jurisdiction of                 (I.R.S. employer
   incorporation or organization)                identification number)


                               2800 Bayview Drive
                            Fremont, California 94538
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


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

Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of registrant's Common Stock as of January 31, 2000: 16,285,572

As of January 31, 2000, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the closing for registrant's Common Stock as reported in the Wall Street Journal, was $336,450,223.

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

                                     PART I

ITEM 1. BUSINESS

        We are a leading supplier of advanced, high productivity semiconductor processing equipment used in the fabrication of integrated circuits. We provide our customers with semiconductor manufacturing equipment that delivers higher productivity and advanced process capability. In addition, through our international technical support organization and comprehensive warranty program, we provide world class customer support. Nearly all of our tools are built on a single platform, known as the Aspen platform. Each Aspen system shares the same principal architecture, including the main mechanical design, robotics, systems software, wafer handling interfaces and wafer flow design. Our Aspen platform is designed to deliver high throughput and low cost of ownership, enhancing the ability of manufacturers to achieve productivity gains. Our products include strip, etch, deposition, rapid thermal processing and Epi systems. Our customers include nine of the top ten semiconductor manufacturers worldwide.

INDUSTRY BACKGROUND

        The manufacture of an integrated circuit, commonly called a chip, requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators) or semiconductors. The deposition of these film layers is interspersed with numerous other processes that create circuit patterns, remove portions of the film layers and perform other functions such as heat treatment, measurement and inspection. Each step of the manufacturing process for integrated circuits requires specialized manufacturing equipment. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits has led to increasing demand for advanced semiconductor capital equipment.

HISTORY OF INCREASING SEMICONDUCTOR MANUFACTURING PRODUCTIVITY

        The growth of computer markets and the emergence and growth of new markets such as wireless communication and digital consumer electronics have contributed to recent growth in the semiconductor industry. This increase also has been fueled by the semiconductor industry's ability to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. The more complex integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment and increase the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory integrated circuit, called a DRAM, fabrication facility was approximately $60.0 million. Today the cost for a 64 megabit DRAM fabrication facility can range from $1.0 billion to $2.0 billion. As the semiconductor industry has matured and pricing has become more competitive, it has become increasingly difficult to achieve manufacturing efficiencies to offset these increased costs.

        Technological advances in semiconductor manufacturing equipment have historically enabled integrated circuit manufacturers to increase productivity dramatically by:

        -      reducing feature size of integrated circuits;

        -      increasing manufacturing yields;

        -      improving the utilization of wafer fabrication equipment; and

        -      increasing the wafer size.

        Reducing feature sizes. Smaller feature sizes allow more circuits to fit on one wafer. Due to this reduction in feature size, the semiconductor industry has historically been able to double the number of transistors on a given space of silicon every 18 to 24 months. These reductions have contributed significantly to reducing the manufacturing cost per chip. Continued innovation in equipment technology would be required, however, to maintain this trend in device size reduction.

        Higher manufacturing yields. In the last fifteen years, manufacturing yields, or the percentage of good integrated circuits per wafer, have increased substantially, while the time to reach maximum yield levels during a production lifecycle has decreased significantly. For example, the percentage of good DRAMs per wafer during initial production has increased from 20% fifteen years ago to over 80% at present. Given this high yield, the potential for further yield improvement per wafer is limited.

        Improved equipment utilization. The utilization of semiconductor manufacturing lines has improved in the last ten years. Manufacturing lines now operate continuously. In addition, equipment is typically run at utilization rates of greater than 90%, leaving limited room for further improvement in equipment utilization.

        Larger wafer sizes. By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading edge wafer fabrication lines are currently using 200 millimeter diameter wafers, up from the 100 millimeter diameter wafers used ten to fifteen years ago. Currently, some integrated circuit makers are commencing pilot production lines using 300 millimeter diameter wafers. We believe that many more manufacturers will add 300 millimeter production capabilities within the next two to five years. Although the transition to a 300 millimeter wafer size will reduce overall manufacturing costs per chip, we do not believe that the semiconductor industry will transition as quickly to larger wafer sizes in the future, limiting the impact on overall manufacturing costs per chip.

EQUIPMENT PRODUCTIVITY HAS DECLINED

        While the semiconductor manufacturing industry has achieved significant productivity gains through technological advances during the last ten to fifteen years, equipment productivity has actually declined in favor of improved process control. Demands from integrated circuit manufacturers for better process quality control, reduced feature sizes and larger wafer sizes have resulted in a shift from batch processing, where multiple wafers are processed simultaneously, to single wafer processing, where one wafer is processed at a time. Although this shift has enhanced semiconductor quality, it has reduced total wafer throughput and increased overall equipment cost.

        Semiconductor equipment manufacturers initially responded to the problem of declining equipment productivity by developing cluster tools, which attempt to increase throughput by employing multiple single wafer processing chambers on a common handling platform. This architecture provides customers the precision and control of a single wafer system together with the benefits of increased productivity. However, compared to batch processing, cluster tools are highly complex systems, requiring redundant hardware systems that often result in lower reliability. In addition, cluster tools have only modestly improved upon the wafer throughput of single wafer processing and have not fully met the productivity needs of semiconductor manufacturers.

        Faced with diminishing productivity gains and increasing equipment costs, integrated circuit manufacturers have challenged equipment manufacturers to provide more cost-effective, higher productivity fabrication equipment. This challenge has led to the use of cost of ownership to measure productivity. Cost of ownership measures the costs associated with the operation of equipment in a fabrication line. We calculate the cost of ownership by first estimating the total costs to operate a system including depreciation, overhead and labor and materials, and then dividing those costs by the total wafer production by the system.

        The focus by semiconductor manufacturers on cost of ownership and the high cost of expanding integrated circuit manufacturing facilities has led many of them to outsource their manufacturing to independent foundries. These foundries have responded to rapidly growing demand by producing integrated circuits for semiconductor companies that do not own fabrication lines or manufacturing facilities or for semiconductor manufacturers which have decided to outsource some of their manufacturing. Since foundries operate a volume business and produce different integrated circuits for each manufacturer, they require equipment that can be modified to suit multiple requirements and are even more focused on productivity and low cost of ownership.

THE MATTSON SOLUTION

        We provide our semiconductor manufacturing customers with equipment that delivers higher productivity and advanced process capability, together with world class support. The unique multi-station, multi-chamber architecture of our Aspen systems integrates all of our common wafer handling functions into a core platform, which serves as the foundation for nearly all of our products. This platform is designed to deliver high throughput, low cost of ownership and savings of expensive cleanroom space, enhancing the ability of manufacturers to achieve productivity gains.

        The key benefits of our solution are:

        High productivity. Our systems offer semiconductor manufacturers improvements in wafer manufacturing productivity and throughput over conventional single wafer systems and cluster tools. Our unique multi-station, multi-chamber architecture improves process precision and control while increasing throughput. In contrast to typical cluster tools, our systems process multiple wafers in each process chamber, resulting in correspondingly higher throughput. For example, our Aspen III platform can have three process modules, each with two process stations, resulting in six wafer processing stations on one system. In this way, our platform allows multiple process chambers that support various applications or increased capacity for any one application. By processing multiple wafers concurrently in one process chamber and using multiple process chambers, we are able to significantly increase throughput without sacrificing process quality.

        Further productivity gains are achieved by reducing the time during which the system is not actually processing wafers. For example, our Aspen platform robotics handle multiple wafers simultaneously. In addition, by using a vacuum loadlock and handling wafers under vacuum, our Aspen system eliminates the overhead time required to pump down the process chambers to vacuum and backfill the chambers to atmospheric pressure after processing. With higher throughput, our customers require fewer systems, and, accordingly, realize substantial savings in capital outlay and cleanroom space.

        Innovative technology. Our systems provide innovative solutions that address technical or manufacturing problems of the semiconductor equipment industry, where traditional technologies have been unable to satisfy emerging process requirements. For example, when using traditional stripping systems, submicron etching results in residues that can require multiple acid processing steps for removal. Using our proprietary inductively coupled plasma strip source technology, our Aspen Strip's plasma processes are capable of removing many of these residues without the need for the acid steps. Our Aspen III CVD system has one of the first process chambers that can process either 200 or 300 millimeter wafers with only minor modifications. In addition, our Aspen RTP system employs susceptor-based heating which provides the uniformity and thermal budget control of a rapid thermal processing system with the reliability and low cost of ownership of a batch furnace.

        World class customer support. We deliver superior customer support and service to enhance our long term customer relationships. We offer an extensive warranty, provide unlimited access to training and maintain an international customer support infrastructure with local support personnel to install systems, perform warranty and out-of-warranty service and sales support. We offer a comprehensive standard warranty of up to 36 months in most geographic regions of the world.

THE MATTSON STRATEGY

        Our objective is to enhance our market position as a leading supplier of advanced, high productivity manufacturing equipment to the worldwide semiconductor industry. The key elements of our strategy include:

        Deliver high productivity, cost-effective systems. We intend to continue to be a leading provider of high productivity, low cost of ownership semiconductor manufacturing equipment. Leveraging the unique benefits of our Aspen platform and our multi-station process chamber, we intend to continue developing systems that enable high throughput while maintaining high precision and control, at a manufacturing cost advantage.

        Leverage innovative technologies to provide product differentiation. We intend to apply our design expertise to provide new solutions that combine advanced technology with higher productivity. We will leverage our innovative process chamber design to develop new products that address specific, unmet needs in the semiconductor manufacturing industry. When we entered the rapid thermal processing market, we developed a unique process chamber design that utilized a susceptor-based heater to eliminate the problems associated with traditional lamp-based rapid thermal processing heating. Similarly, with our strip system we offer one of the only ICP-based plasma sources.

        Increase global market penetration. We plan to increase the penetration of our products on a worldwide basis and to expand our customer base by leveraging our position as a global supplier of technologically advanced semiconductor manufacturing solutions. We believe the Asia-Pacific region, where we have had a long-standing presence and commitment, offers one of the best growth opportunities due to the proliferation of independent foundries located in this region. We believe our global commitment, our extensive customer support and the high productivity and low cost of ownership of our products make our solutions particularly well-suited to independent foundries seeking increased efficiency and reliability.

        Capitalize on our diversified product line and rapid time to market. We intend to leverage our leadership position with the Aspen Strip products to sell additional products that share our common platform, including our CVD, RTP and etch products. We believe that our success with our strip products has created an installed base of existing customers and highlighted the productivity and cost of ownership advantages of our products. In addition, the modular design of our Aspen platform enables us to develop new systems by adding different process chambers to the same platform. By focusing our internal development efforts on the process module, rather than on an overall system, we reduce development time for new products, reduce time to market and lower development costs. We intend to develop new products to meet the evolving requirements of existing customers and penetrate new customers.

        Pursue leadership in the emerging 300 millimeter market. We seek to take a leading role in the emerging 300 millimeter market and have designed our Aspen III CVD system to be compatible with both 200 millimeter and 300 millimeter wafers. We have sold more than twenty 300 millimeter compatible Aspen III Strip and CVD systems, with systems running at production volumes on both 200 millimeter and 300 millimeter wafers. Our 300 millimeter compatible tools include the Aspen III Strip, Aspen III LiteEtch and Aspen III CVD systems.

        Provide world class customer support. We believe that our international customer support organization is an important element in establishing and maintaining long term customer relationships that are often the basis upon which a semiconductor manufacturer selects an equipment vendor. Further, we intend to enhance the benefits provided by our products by continuing to build customer loyalty through the quality of our service and support. We intend to continue to offer leading all-inclusive warranties, unlimited training and regional field and process support.

MARKETS AND APPLICATIONS

PHOTORESIST STRIPPING MARKET

        A stripping system removes photoresist and post-etch film residues from a wafer between every step before further film deposition or diffusion processing. Methods for stripping photoresist include wet chemistries and dry, or plasma, technologies. Wet chemical stripping removes photoresist by immersing the wafer into acid or solvent baths. Dry stripping systems, such as our Aspen Strip, create gaseous atomic oxygen to which the wafer is exposed to remove the photoresist and residue while maintaining device integrity.

        The demand for photoresist strip equipment has grown as the complexity and number of strip steps required for each wafer have increased. Complex integrated circuits require multiple additional photoresist stripping steps, which increase cost and cycle time, create environmental concerns, increase cleanroom space requirements and reduce yield. The increase in strip steps in the integrated circuit manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity and to place greater emphasis on low damage results and residue-free photoresist stripping. The added complexity of the strip process has also contributed to higher average selling prices of such equipment.

        Fabrication of advanced integrated circuits with feature sizes under
0.18 micron requires advanced dry strip technologies such as our Aspen Strip. In addition, faster devices require new interconnect materials, such as low capacitance, or low k dielectric films and copper for conducting materials. The use of these new materials creates new challenges for photoresist stripping equipment. The resist or residues must be removed from these materials without degrading the low k materials and without oxidizing any exposed copper.

        According to Dataquest, the dry strip market was projected to grow from $163 million to more than $300 million by the year 2002. We entered this market in 1991 with our Aspen Strip system.

CHEMICAL VAPOR DEPOSITION MARKET

        Chemical vapor deposition processes are used to deposit dielectric and conducting films on wafers. These films are the basic material used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components.

        Plasma enhanced chemical vapor deposition is a type of chemical vapor deposition process used to deposit insulating films. Plasma enhanced chemical vapor deposition allows the system to process wafers at a relatively low temperature, reducing the risk of damage to aluminum metalization layers during processing. Film stress and density can be controlled independent of process chemistry.

        As feature sizes continue to decrease, chemical vapor deposition processing equipment must meet increasingly stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties such as stress must also be improved and more tightly controlled. Compatibility with metallization steps, such as aluminum and copper deposition, are critical. Finally, as process complexity increases with the use of low k and dual damascene processing solutions, the number of plasma enhanced chemical vapor deposition steps increases significantly and system productivity increases in importance.

        Dataquest estimated that the segments of the CVD market for CVD dielectrics in which we compete was approximately $1.1 billion in 1999 and would grow to more than $2.5 billion in the year 2002. We entered this market in 1994, with the introduction of our second system, Aspen CVD.

RAPID THERMAL PROCESSING MARKET

        Rapid thermal processing is the process by which annealing or heating of semiconductor wafers is accomplished with minimum thermal exposure. Historically, diffusion furnaces have been used to heat-treat large batches of wafers. As device features have become smaller, the total temperature exposure of the wafer, or the thermal budget, has decreased. Diffusion furnaces have long processing times, which is unacceptable for many annealing processes. Rapid thermal processing subjects the wafer to much shorter processing times, thus reducing the thermal budget. Individual wafers are rapidly heated to process temperature, held for a few seconds and rapidly cooled. Traditional rapid thermal processing systems use heat lamps, located outside the process area, and heat the wafer by radiant energy that passes through transparent windows.

        As device geometries and thermal budgets shrink, rapid thermal processing is emerging as a key semiconductor processing technology. As the number of layers on semiconductor wafers has increased, the demand for rapid thermal processing equipment specific to applications in the fabrication process has also increased. As with chemical vapor deposition technology, rapid thermal processing systems are continuing to be subject to increasingly stringent processing demands and must maintain uniformity and repeatability to ensure the integrity of the integrated circuit.

        Dataquest estimated that the combined rapid thermal processing and furnace market was $553 million in 1999 and projected that the market would increase to more than $1.2 billion in the year 2002.

ISOTROPIC ETCH MARKET

        The etching process selectively removes patterned material from the surface of a wafer to create the device structures. With the development of sub-micron integrated circuit feature sizes, dry, or plasma, etching has become one of the most frequently used processes in semiconductor manufacturing. Today, chemical dry etch processes are applicable to a broad range of critical and non-critical applications throughout the wafer manufacturing process.

        An isotropic, or multi-directional, etch system performs a variety of etch processes on semiconductor wafers that can be used in several steps in a typical 0.18 micron chip fabrication. As device feature sizes continue to decrease, processes used to remove films from wafers must be ever more selective to prevent damage to the films in the underlying layers. This process capability and control is necessary to produce reliable and yielding devices. As device geometries shrink below 0.18 micron, the ability to maintain process control with wet chemicals will be limited.

EPI MARKET

        Epitaxial, or Epi, deposition systems grow a layer of extremely pure silicon on a wafer in a uniform crystalline structure to form a high quality base for building certain types of chips. The silicon properties of the epitaxy produce a more controlled silicon growth than do manufactured silicon wafers and offer features that differentiate it from manufactured silicon wafers. The use of epitaxy can result in significant increases in yield during the manufacturing process and can enable the manufacture of novel structures. In addition, device manufacturers are able to manipulate and tightly control the quality and conductivity of the silicon.

        The market is broken into two segments: applications that require thin Epi, which are typically less than five microns thick, and applications that require thicker Epi film layers, including analog and power devices, sometimes as thick as 100 microns. Our EpiPro series uses a dual chamber batch system that addresses the thick Epi market. Our EpiPro series was introduced in 1998.

PRODUCTS AND TECHNOLOGY

        Nearly all of our tools are built on a common platform, known as the Aspen System. The Aspen II platform was introduced in 1993 and is used for four product lines, accounting for the majority of our historical revenue. This platform processes wafers from 100 millimeter to 200 millimeter in diameter. The Aspen Strip, Aspen CVD, Aspen RTP and LiteEtch products are all based on the Aspen II platform, which includes wafer handling robotics, dual loadlocks, control electronics and system software.

        Our Aspen III platform was introduced in 1998 and is targeted for advanced design features on 300 millimeter and some 200 millimeter wafers. This next generation platform is designed to improve productivity and throughput. All of our 300 millimeter systems are built using this platform. In 1998, we developed the Aspen III Strip and Aspen III CVD equipment for 300 millimeter strip and chemical vapor deposition processes based on the new Aspen III platform.

        The chart below summarizes our product offerings and applications and the platforms used for each product line.

Product Name          Applications                                                                   System Platform
------------          ------------                                                                   ---------------
Aspen II Strip        Using dry chemistry, this inductively coupled plasma strip system              Aspen II for 100-200mm
                      removes photoresist and post-etch residues before further film deposition
                      or diffusion processing while maintaining device integrity.                    Aspen III for 300mm
Aspen III Strip

Aspen II CVD          Plasma enhanced chemical vapor deposition system deposits insulating           Aspen II for 100-200mm
Aspen III CVD         dielectric films on wafers.                                                    Aspen III for 200-300mm

Aspen RTPFR3          Rapid thermal processing using a susceptor-based heater used for implant       Aspen II for 100-200mm
                      anneals, silicide formations, high and low k dielectric anneals, glass         Aspen III for 300mm under
                      reflow, and copper anneal.                                                     development

Aspen II LiteEtch     Isotropic etch system using a patented inductively coupled plasma source,      Aspen II for 100-200mm
                      designed for a variety of etch processes used in several steps in a typical
Aspen III LiteEtch    0.18 micron chip fabrication.                                                  Aspen III for 300mm

EpiPro Series         Dual chamber, batch reactor deposits a wide range of epitaxial silicon         Non-Aspen platform for
                      film thickness with tight process control.                                     75-200mm

THE ASPEN STRIP

        The Aspen II Strip consists of the standard Aspen II platform together with one or two processing chambers. Each chamber processes two wafers at a time. System throughput varies with the photoresist thickness and is approximately 90 to 130 wafers per hour with one chamber and 110 to 160 wafers per hour with two chambers for most applications. The residue removal capability of this system reduces the need for wet chemical steps, which allows a greater reduction in cost of ownership by decreasing the number of wet stations required.

        The Aspen III Strip consists of the standard Aspen III platform together with one, two or three processing chambers. Each chamber processes two wafers at a time. System throughput varies with the resist thickness and is approximately 140 to 180 wafers per hour with one chamber, 160 to 200 wafers per hour with two chambers and greater than or equal to 200 wafers per hour with three chambers for most applications. The innovative system design exceeds the current throughput, cost of ownership and footprint requirements set by industry consortia for 300 millimeter strip equipment. We believe the two chamber Aspen III Strip offers a substantial reduction in cost of ownership relative to conventional 300 millimeter single wafer systems.

        Each of our Aspen II and Aspen III Strip systems use one of our two proprietary inductively coupled plasma, or ICP, source technologies to remove photoresist and residue from the wafer. Our ICP technology was introduced in 1997 to further extend the capability for removal of the most difficult residues formed during semiconductor processing. The ICP's thorough residue removal capability reduces the need for wet chemical steps. This physically remote plasma source generates a gentle, low energy plasma that achieves advanced photoresist stripping and residue removal and low contamination while maintaining device integrity and without additional chemical processing. The ICP source was specifically designed for advanced semiconductor device manufacturing processes of 0.18 micron and below. When combined with an Aspen II or Aspen III platform, we believe that the Aspen Strip system provides significant cost of ownership advantages.

        Our second source technology, our Aspen ICPSM, with selectable mode offers manufacturers advanced low temperature strip capabilities and allows the user to select the plasma mode for each step in the process. The Aspen ICPSM system is applicable to a variety of advanced applications, including high dose implant strip, via residue removal, post metal etch residue removal, and surface cleaning for advanced silicide applications, as well as cleaning low k trenches or vias.

        We have also developed a strip solution for low k cleaning that is currently being used in production. Our new strip capability provides advanced processing recipes that enable interconnect technology for 0.18 micron and smaller geometries using a wide range of hydrogen and fluorine chemistries. This Aspen Strip feature enables manufacturers to clean vias or trenches with exposed low k materials while maintaining low k film integrity. In addition, it enables effective cleaning of copper films. The low k strip feature can be ordered as an option with ICP and/or ICPSM chambers.

THE ASPEN CVD

        The Aspen II CVD system is based on the Aspen II platform. The Aspen II CVD system can be configured with one or two process chambers, and each chamber can process four wafers at a time. The second chamber can be used to increase throughput with a minimal increase in footprint.

        The Aspen III CVD system is based on the Aspen III platform and can be configured with one, two or three process chambers, where each chamber can process two wafers at a time. The Aspen III CVD system deposits dielectric film and silane-based films, and we offer a number of plasma enhanced chemical vapor deposition applications. Depending on the type of film deposited, the Aspen III CVD has the capability to process up to 180 wafers per hour, affording a cost of ownership advantage not found on competitive systems. The Aspen III CVD features a small volume chamber design that allows shortened automatic clean times for increased system availability and uptime. The smaller chamber also permits higher deposition rates. The resulting higher throughput permits the use of slower, more consistent and less damaging process technologies than are economically feasible in conventional single wafer systems.

        Our plasma enhanced chemical vapor deposition technology allows the system to process wafers at the relatively low temperature of 400 degrees Celsius or less, required for processing after aluminum metallization layers are deposited on the wafer. Film stress and density can be controlled independent of process chemistry by the use of a low frequency radio frequency bias. Our dual loadlocks isolate the process chamber from pressure and temperature fluctuations. This isolation of the process chamber reduces particulates and improves film quality and repeatability.

        The Aspen III CVD system is one of the first chemical vapor deposition bridge systems in the industry that is capable of handling both 200 millimeter and 300 millimeter wafer production with minor modifications to the platform. Other 200 millimeter systems cannot convert to 300 millimeter production, or may require completely new process chambers to convert to 300 millimeter production. The flexible system design addresses the needs of large volume manufacturing where cost is a major consideration. Aspen III CVD has one of the smallest footprints available in 200 and 300 millimeter plasma enhanced chemical vapor deposition tools and provides a throughput advantage for selected thin film applications.

        We believe that the Aspen III CVD system is well positioned for dual damascene processing applications, where more plasma enhanced chemical vapor deposition layers are required. Dual damascene applications require two to three thin dielectric layers.

THE ASPEN RTP(FR3)

        Based on the Aspen II platform, the Aspen RTPFR3 is designed to meet the requirements for advanced sub 0.18 micron processing while satisfying the demands of high volume manufacturing. It handles up to 110 wafers per hour for selected processes. The simple design of the process chamber has no moving parts and no consumables, which contributes to its low preventive maintenance requirements. Because the system uses a susceptor instead of conventional lamp rapid thermal processing technology, power consumption has been minimized, further reducing maintenance requirements, consumables costs and cost of ownership.

        Our Aspen RTPFR3 system employs susceptor-based heating technology for temperature stability, uniformity and repeatability in a wide operating range of 100 to 1200 degrees Celsius to handle both rapid thermal processing and many furnace applications. The system provides a number of leading edge applications. Our Aspen RTPFR3 system features thermal isolation to keep the uniformity of the wafer temperature independent of the process temperature. Uniformity can be achieved over a wide range of process temperatures for both long and short process times. Proprietary wafer handling techniques are used to remove wafers from the chamber at process temperature, eliminating the cool-down time required by other systems. Our wafer handling also achieves high throughput that results in lower thermal budgets. After processing, the system can also perform chamber cleaning without operator intervention.

THE ASPEN LITEETCH

        Our isotropic etch products, the Aspen II LiteEtch and Aspen III LiteEtch, use our proprietary ICP source, the same source used in our Aspen Strip product. This physically remote ICP source uses a high pressure plasma process to produce a low energy plasma that achieves high etch rates with better etch rate uniformity, greater profile control and selectivity and low wafer damage, while minimizing electrically charged particles that can damage sensitive semiconductor devices. With the transition from wet to dry processing for key application steps, we believe that Aspen LiteEtch offers enabling technological capabilities with the benefits of dry etch tools. These benefits include lower cost of ownership than wet stations and lower capital outlay than anisotropic etchers, savings in cleanroom floorspace and greater process automation for ease of use, as well as reduced chemical waste.

        The Aspen LiteEtch system is available on our standard Aspen II platform, together with one or two process chambers, or our Aspen III platform, together with one, two or three process chambers. Each chamber processes two wafers at a time, while retaining single wafer process control. For most applications, system throughput typically varies with the process from 40 to 80 wafers per hour for a single chamber system and from 70 to 110 wafers per hour for a dual chamber system.

EPIPRO SYSTEMS

        The EpiPro series is our next-generation, cost-effective Epi reactor for epitaxial deposition. This high capacity system is capable of depositing a wide range of film thicknesses on 75 millimeter to 200 millimeter silicon wafers, while simultaneously reducing the cost of Epi processing. By improving throughput, the customer is able to reduce the cost of depositing Epi layers. This is a primary purchasing consideration of our targeted market segment, manufacturers of semiconductors with thick Epi layers.

        The EpiPro epitaxy reactor is specifically designed for growing Epi layers on silicon wafers. The system supports long processing times at high temperatures with a high degree of thickness and resistivity uniformity across the wafer and achieves customer specifications for silicon lattice defects.

CUSTOMER SUPPORT

        We believe that our customer support organization is critical to establishing and maintaining the long term customer relationships that often are the basis upon which semiconductor manufacturers select their equipment vendor. Our customer support organization is headquartered in Fremont, California, with additional employees located domestically in Arizona, Idaho, Maryland, Massachusetts, New Jersey, Oregon, Texas and Virginia and internationally in Germany, Italy, France, Japan, Korea, Singapore, Taiwan and the United Kingdom. Our support personnel have technical backgrounds, with process, mechanical, and electronics training, and are supported by our engineering and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service, and provide sales support.

        We were the first in the industry to offer a standard 24 month warranty, and in 1996, the first to offer a standard 36 month warranty. We offer a 36 month warranty on all of our systems sold after January 1996, other than our EpiPro 5000 system and other than those sold in Japan. Our 36 month warranty, designed to differentiate our service from other semiconductor equipment suppliers, includes preventive maintenance during warranty as well as installation support. Our 36 month warranty also specifies no consumables costs, which can be a significant factor in cost of ownership calculations. We offer a 12 month warranty in Japan and on our EpiPro 5000 system. We also offer unlimited access to no-cost training at our headquarters, maintain spare parts depots in every region for four hour parts turnaround and provide regional field and process support.

SALES AND MARKETING

        We sell our systems primarily through our direct sales force. In addition to the direct sales force at our headquarters in Fremont, California, we have domestic regional sales offices located in Arizona, Maryland, New Jersey, Oregon and Texas. We also maintain sales support offices in Germany, Italy, Japan, Korea, Singapore, Taiwan, and the United Kingdom. We are continuing to increase the size of our sales force both domestically and internationally.

        We are in the process of establishing a direct sales force in Japan and terminating our distribution relationship with our distributor, Marubeni. By establishing our own direct sales force, we believe we can continue to increase our sales in Japan and provide our customers with improved customer service. We expect that this process will be completed during the first half of 2000. We may be required to repurchase up to $1.0 million of inventory related to our sales to Marubeni as a result of the termination of the distribution agreement. We recorded deferred income at the time of sale to cover this right of return. Although we intend to invest significant resources in our sales efforts in Japan, including hiring additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as a result of this transition in our sales organization. When we make sales directly to customers in Japan, we expect payment terms to be as long as 180 days from shipment, and we may incur currency risk if sales are denominated in Japanese Yen.

        International sales accounted for 71% of total net sales in 1999, 67% in 1998 and 65% in 1997. We anticipate that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Because of our dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as the recent Asian economic problems. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock -- We Are Highly Dependent on Our International Sales, Particularly Sales in Asian Countries, and If We Are Unable to Sustain and Increase Our International Sales, We May Not Achieve Anticipated Revenue Growth."

CUSTOMERS

        The following is a representative list of our major semiconductor manufacturing customers:

Advanced Micro Devices    Microchip Technology   Sony
Hitachi                   NEC Corporation        STMicroelectronics
IBM Microelectronics      Samsung                Texas Instruments

        The following is a representative list of our major foundry customers:

Chartered Semiconductor Manufacturing/Silicon Manufacturing Partners Pte. Ltd. Taiwan Semiconductor Manufacturing Company
Silicon Integrated Systems
UMC Group
WaferTech

        In 1999, one customer, Samsung, accounted for approximately 20% of our net sales and in 1997, one customer, Taiwan Semiconductor Manufacturing Company, accounted for approximately 11% of our net sales. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 63% of our net sales in 1999, 56% in 1998 and 60% in 1997. For a discussion of risks associated with changes in our customer base, see "Risk Factors -- Year-to-Year Changes in Our List of Major Customers Make It Difficult to Forecast Our Revenue and Achieve Our Sales Goals."

BACKLOG

        We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $56.1 million as of December 31, 1999, $22.7 million as of December 31, 1998 and $41.5 million as of December 31, 1997. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period and our actual sales for the year may not meet or exceed the backlog represented. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog.

RESEARCH, DEVELOPMENT AND ENGINEERING

        Our research, development and engineering efforts are focused upon our multi-product strategy. During recent periods, we have devoted a significant amount of resources to our Aspen III platform, the Aspen III CVD system, improvements to our Aspen RTPFR3 system and the EpiPro 5000 system. We expect to focus our future efforts on our Aspen III RTP system for 300 millimeter applications, development of a low k chemical vapor deposition film using our Aspen CVD system, development of advanced resist and residue cleaning capabilities and additional features on our Aspen III platform.

        We have been actively involved in the development of advanced low k plasma enhanced chemical vapor deposition processing with various customers around the world. By using standard hardware with gas changes, we have been able to deposit stable films with k values as low as 2.6. These low k values will become increasingly important as device feature sizes continue to be reduced and line-to-line capacitance becomes a limiter to the speed of integrated circuit devices.

        We maintain an applications laboratory in Fremont to test new systems and customer-specific equipment designs. By basing products on the Aspen platform, we believe that we can focus our development activities on the process chamber and develop new products quickly and at relatively low cost. For example, we believe we were able to reduce new product development time on our CVD, RTP and LiteEtch products.

        The markets in which our customers and we compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to continue to improve our existing systems and process technologies, and to develop systems and new technologies that compete effectively. In addition, we must adapt our systems and processes to technological changes and to support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies. In addition, these new and improved systems and process technologies may not meet the requirements of the marketplace and achieve market acceptance. Furthermore, despite testing by us, difficulties could be encountered with our products after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. If we are unable to improve our existing systems and process technologies or to develop new technologies or systems, we may lose sales and customers.

        Our research, development and engineering expenses were $19.5 million for the year ended December 31, 1999, $16.7 million for the year ended December 31, 1998 and $14.7 million for the year ended December 31, 1997, representing 18.9% of net sales in 1999, 28.2% in 1998 and 19.2% in 1997.

COMPETITION

        The global semiconductor fabrication equipment industry is intensely competitive and is characterized by rapid technological change and demanding customer service requirements. Our ability to compete depends upon our ability to continually improve our products, processes and services and our ability to develop new products that meet constantly evolving customer requirements.

        A substantial capital investment is required by semiconductor manufacturers to install and integrate new fabrication equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for us to sell to a particular customer for a significant period of time after that customer has selected a competitor's product, and it may be difficult for us to unseat an existing relationship that a potential customer has with one of our competitors in order to increase sales of our products to that customer.

        Each of our product lines competes in markets defined by the particular wafer fabrication process it performs. In each of these markets we have multiple competitors. At present, however, no single competitor competes with us in all of the same market segments in which we compete. Competitors in a given technology tend to have different degrees of market presence in the various regional geographic markets. Competition is based on many factors, primarily technological innovation, productivity, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, contamination control, reliability and customer support. We believe that our competitive position in each of our markets is based on the ability of our products and services to address customer requirements related to these competitive factors.

        Our principal competitors in the dry strip market include Alcan Technology, Eaton Corporation, GaSonics International, Hitachi, KEM, Matrix Integrated Systems and Plasma Systems. We believe that we compete favorably on each of the competitive elements in this market and estimate that we are the leading provider of dry strip products. The market in which our Aspen LiteEtch products compete is a relatively small niche market with no dominant competitors. Principal competitors for our Aspen LiteEtch systems include GaSonics, Lam Research, Shibaura Mechatronics and Tegal. Principal competitors for our Aspen CVD systems include Applied Materials, ASM International and Novellus Systems, with Applied Materials and Novellus representing a major share of the market. Principal competitors for our Aspen RTP systems include Applied Materials and Steag Microelectronics. Principal competitors for our EpiPro systems include Advanced Semiconductor Manufacturing, LPE Products, Moore Technology and Toshiba.

        We may not be able to maintain our competitive position against current and potential competition. New products, pricing pressures, rapid changes in technology and other competitive actions from both new and existing competitors could materially affect our market position. Some of our competitors have substantially greater installed customer bases and greater financial, marketing, technical and other resources than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Our competitors may introduce or acquire competitive products that offer enhanced technologies and improvements. In addition, some of our competitors or potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. We believe that the semiconductor equipment industry will continue to be subject to increased consolidation, which will increase the number of larger, more powerful companies and increase competition.

MANUFACTURING

        Our manufacturing operations are based in our Fremont facility and consist of procurement, subassembly, final assembly, test and reliability engineering. Our current Strip, CVD, RTP and LiteEtch systems are based on the Aspen platform, enabling us to use a large number of common subassemblies and components. Many of the major assemblies are procured complete from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors.

        Some of our components are obtained from a sole supplier or a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, we could experience delays or shortages caused by suppliers. Historically, we have not experienced any significant delays in manufacturing due to an inability to obtain components, and we are not currently aware of any specific problems regarding the availability of components that might significantly delay the manufacturing of our systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our systems and could have a material adverse effect on us.

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

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We hold more than eight United States patents and corresponding foreign patents and more than 20 patent applications pending covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications on inventions resulting from our ongoing research, development and manufacturing activities to strengthen our intellectual property rights.

        Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States.

        As is customary in our industry, from time to time we receive or make inquiries regarding possible infringement of patents or other intellectual property rights. Although there are no pending claims against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements, or prevent us from manufacturing and selling our products. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business.

EMPLOYEES

        As of December 31, 1999, we had 443 employees. There were 104 employees in manufacturing operations, 96 in research, development and engineering, 200 in sales, marketing and field service and customer support, and 43 in general, administrative and finance.

        The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulty in attracting new personnel and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees is represented by a labor union and we have never experienced a work stoppage, slowdown or strike. We consider our relationships with our employees to be good.

ITEM 2: PROPERTIES

        We maintain our headquarters in Fremont, California. We have leases for two facilities of 61,000 and 60,000 square feet, which expire in February 2001 and April 2003, respectively. Our future growth may require that we secure additional facilities or expand our current facilities further before the term of our headquarters lease expires. Any move to new facilities or expansion could be disruptive and cause us to incur significant unexpected expense. We also lease sales support offices in Japan, Singapore, Korea, Taiwan and Germany with expiration dates from August 2000 through January 2001.

ITEM 3: LEGAL PROCEEDINGS

        We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                           PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

STOCK LISTING

Mattson Technology's common stock has been traded on the Nasdaq National Market since the Company's initial public offering on September 28, 1994. Our stock is quoted on the NASDAQ National Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

1999                                      HIGH         LOW
----------------------------------------------------------------
First                                    10 1/8       5 1/2
Second                                   12 7/8       5 3/4
Third                                    15 3/8         10
Fourth                                   18 1/4         11

1998
----------------------------------------------------------------
First                                     9 7/8         6
Second                                   7 15/16      5 1/8
Third                                    6 3/16      2 29/32
Fourth                                    7 3/4       2 3/4

----------------------------------------------------------------


The Company has never paid cash dividends on its common stock and has no present plans to do so. The Company intends to retain all future earnings for use in its business. On January 31, 2000, the last reported sales price of the Company's common stock on the Nasdaq National Market was $29.13 per share. The Company had approximately 175 shareholders of record on that date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.
-------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                       1995       1996      1997      1998       1999
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)
Net sales                                            $55,342    $73,260   $76,730    $59,186   $103,458
Cost of sales                                         24,958     33,231    37,130     37,595     53,472
                                                     -------    -------   -------   --------   --------
Gross profit                                          30,384     40,029    39,600     21,591     49,986
                                                     -------    -------   -------   --------   --------
Operating expenses:
  Research, development and engineering                6,330     11,507    14,709     16,670     19,547
  Selling, general and administrative                 11,416     20,900    24,495     24,542     31,784
  Acquired in-process research and development             -          -         -      4,220          -
                                                     -------    -------   -------   --------    -------
    Total operating expenses                          17,746     32,407    39,204     45,432     51,331
                                                     -------    -------   -------   --------    -------

Income (loss) from operations                         12,638      7,622       396   (23,841)    (1,345)
Interest and other income, net                         1,906      2,027     1,486      1,811        743
                                                     -------    -------   -------  ---------    -------
Income (loss) before provision for income taxes       14,544      9,649     1,882   (22,030)      (602)
Provision for income taxes                             4,052      3,184       451        337        247
                                                     -------    -------   -------  ---------    -------
Net income (loss)                                    $10,492     $6,465    $1,431  $(22,367)     $(849)
                                                     =======    =======   =======  =========    =======
Net income (loss) per share:
     Basic                                              $.80       $.46      $.10    $(1.52)     $(.05)
     Diluted                                            $.71       $.42      $.09    $(1.52)     $(.05)

Shares used in computing net income
  (loss) per share:
     Basic                                            13,109     13,997    14,117     14,720     15,730
     Diluted                                          14,854     15,275    15,311     14,720     15,730





As of December 31,                                      1995       1996      1997       1998       1999
-------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
(in thousands)
Cash and cash equivalents                            $14,310    $21,547   $25,583    $11,863    $16,965
Working capital                                       56,425     56,780    56,996     31,034     37,009
Total assets                                          74,089     84,489    84,443     68,120     81,148
Total stockholders' equity                            61,076     69,115    68,184     49,880     52,019

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this prospectus. In addition to historical information, the discussion in this prospectus contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

                                    OVERVIEW

        We are a leading supplier of advanced, high-productivity semiconductor processing equipment used in the fabrication of integrated circuits. We currently offer Aspen Strip, CVD, RTP, LiteEtch and EpiPro products. We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our current Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space.

        Until 1999, we derived a substantial majority of our sales from our Aspen Strip systems, with our remaining sales derived from our CVD, RTP, LiteEtch and Epi systems, as well as spare parts and maintenance services. During 1999, sales of our CVD systems increased significantly and comprised 27% of our net sales, with Aspen Strip sales accounting for 60% of our net sales. In July 1999, we introduced our next generation rapid thermal processing system, RTPFR3, and the EpiPro 5000 epitaxial silicon deposition system.

        We generally recognize sales upon shipment of a system. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems any time with limited or no penalty, we do not recognize the associated revenue until the evaluation system is accepted by the customer. Sales to our distributor in Japan are recognized upon shipment with reserves provided for limited rights of return. Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract. A provision for the estimated future cost of system installation and warranty is recorded at the time revenue is recognized.

        International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including Taiwan, Singapore and Korea, accounted for 71% of total net sales for 1999, 67% of total net sales for 1998 and 65% of total net sales for 1997. To date, all sales have been denominated in U.S. dollars. We anticipate that international sales will continue to account for a significant portion of sales, primarily due to orders from customers in Japan and the Pacific Rim.

        The local currency is the functional currency for all foreign operations except those in Japan, where the U.S. dollar is the functional currency. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.

        Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry suffered a significant downturn beginning in 1998, as a result of several factors including the economic crisis in Asia, semiconductor industry over-capacity and reduced profitability for semiconductor manufacturers resulting from the decreasing prices of personal computers. Accordingly, many semiconductor manufacturers delayed planned new equipment purchases until 1999, which significantly impacted our 1998 sales. From the fourth quarter of 1998 through 1999, the industry began to improve, and during that time our sales increased sequentially from quarter to quarter. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

        In order to support long term growth in our business, we have continued to increase research and development expenses from previous years. In addition, selling, general and administrative costs in 1999 increased from 1998 as sales continued to increase. We are still dependent upon increases in sales in order to achieve profitability. If our sales do not increase, our current operating expenses could prevent us from increasing profitability and adversely affect our financial results.

        On July 24, 1998, we completed our acquisition of Concept Systems Design, Inc., a supplier of epitaxial systems. The merger was accounted for as a purchase at a price of $4,689,000, which included $650,000 of estimated acquisition-related costs. In connection with the merger, we issued 795,138 shares of our common stock to the former stockholders of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the fair value of Concept's current assets and liabilities, which we believe approximated their book value, the estimated fair value of property and equipment and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

        In the first quarter of 1999, a preacquisition contingency was resolved which reduced the liabilities assumed from Concept by approximately $2.2 million. Under the provisions of Statement of Financial Accounting Standards No. 38, this has been recorded by us in the first quarter of 1999 on a prospective basis as an elimination of previously recorded goodwill and a pro-rata reduction of the balance to the acquired developed technology, workforce and property and equipment. The acquired developed technology and workforce are recorded on the balance sheet as other assets and will be amortized on a straight-line basis over periods ranging from three to seven years. The acquired in-process research and development was expensed at the time of acquisition as a one-time charge. The acquisition agreement provides for the contingent distribution of 100,000 additional shares of our common stock if certain revenue levels are achieved prior to July 24, 2000. Additional shares issued, if any, will be valued at the fair value of the shares at the date of issue and will result in additional goodwill.

RESULTS OF OPERATIONS

        The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1997        1998           1999
                                                         -----        -----         -----
Net sales ........................................       100.0%       100.0%        100.0%
Cost of sales ....................................        48.4         63.5          51.7
                                                         -----        -----         -----
Gross margin .....................................        51.6         36.5          48.3
                                                         -----        -----         -----
Operating expenses:
  Research, development and engineering ..........        19.2         28.2          18.9
  Selling, general and administrative ............        31.9         41.5          30.7
  Acquired in-process research and development ...          --          7.1            --
                                                         -----        -----         -----
Income (loss) from operations ....................          .5        (40.3)         (1.3)
Interest and other income, net ...................         2.0          3.1            .7
                                                         -----        -----         -----
Income (loss) before provision for income taxes ..         2.5        (37.2)          (.6)
                                                         -----        -----         -----
Net income (loss) ................................         1.9%       (37.8)%         (.8)%
                                                         =====        =====         =====


YEARS ENDED DECEMBER 31, 1999 AND 1998

        Net Sales. Our net sales for the year ended December 31, 1999 were $103.5 million, representing an increase of $44.3 million, or 74.8%, over net sales of $59.2 million for the year ended December 31, 1998. Net sales increased in 1999 primarily as a result of a 53.1% increase in unit shipments and a 16.2% increase in average selling prices.

        Until 1999, our sales consisted principally of single and dual chamber Aspen Strip products and to a lesser extent, CVD, RTP and LiteEtch systems, spare parts and service revenue. During 1999, sales of our Aspen CVD accounted for 26.6% of net sales. The increase in average selling prices has resulted primarily from a change in sales mix to CVD, RTP and LiteEtch systems, which generally carry higher selling prices than the Aspen Strip systems.

        Gross Margin. Gross profit was $50.0 million for the year ended December 31, 1999, representing 48.3% of net sales, up from $21.6 million, or 36.5% of net sales, for the year ended December 31, 1998. Our cost of sales includes labor, materials and overhead. Gross margin increased in 1999 primarily due to favorable manufacturing overhead efficiencies, as the number of systems shipped increased 53.1% in 1999 compared to 1998.

        Our gross margin has varied over the years and will continue to vary based on multiple factors including our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. Our gross margin on international sales, other than sales to Marubeni, have been substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin, as Marubeni has been primarily responsible for sales and support costs in Japan. We are in the process of terminating our distribution relationship with Marubeni and shifting to a direct sales model in Japan. We anticipate this process to be completed in the first half of 2000.

        Research, Development and Engineering. Research, development and engineering expenses were $19.5 million, or 18.9% of net sales, for the year ended December 31, 1999, compared to $16.7 million, or 28.2% of net sales, for the year ended December 31, 1998. The increase was primarily due to compensation and related benefits, which increased to $9.8 million in 1999 from $8.6 million in

1998, and depreciation expense, which increased to $2.3 million in 1999 from $1.9 million in 1998. The increase in compensation and related benefits expense was due to increased personnel required to support our anticipated long term future growth. The increase in depreciation expense was due to additional fixed assets as a result of our acquisition of Concept in July 1998. The decrease in research, development and engineering expense as a percentage of net sales in 1999 compared to 1998 was primarily attributable to increased sales in 1999.

        Selling, General and Administrative. Selling, general and administrative expenses were $31.8 million, or 30.7% of net sales, for the year ended December 31, 1999, compared with $24.5 million, or 41.5% of net sales, for the year ended December 31, 1998. The increase was primarily due to compensation and related benefits, which increased to $22.4 million in 1999 from $15.2 million in 1998 due to increased personnel during 1999 and the reimplementation during the first quarter of 1999 of compensation programs that had been reduced or eliminated as part of the overall cost cutting measures implemented by management in the second quarter of 1998. The decrease in selling, general and administrative expenses as a percentage of net sales in 1999 compared to 1998 was primarily attributable to increased net sales in 1999.

        Acquired In-Process Research and Development. In 1998, in connection with our acquisition of Concept, we allocated $4.2 million to in-process research and development, which we expensed as a one-time charge, and $6.9 million to other intangible assets.

        The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. These included the Concept EpiPro 5000 system and a single wafer Epi system. The value was determined by estimating the expected cash flows from the projects, taking into consideration an estimate of future obsolescence of the technology once commercially viable, applying a percentage of completion and then discounting the net cash flows to their present value. We believe that the efforts to complete the in-process research and development projects will consist of internally staffed engineers and will be completed in 2001. The estimated costs to complete the research and development is approximately $1.7 million. There is substantial risk associated with the completion of each project and we cannot be certain that any of the projects will meet with technological or commercial success.

        The percentage of completion for each project was determined using management estimates of time and dollars spent as compared to time and dollars that were expected to be required to complete the project. The degree of difficulty of the portion of each project completed as of July 24, 1998 was also compared to the estimated remaining research and development to be completed to bring each project to technical feasibility. At July 24, 1998, the percentage of completion for the Concept EpiPro 5000 was estimated at 80% and the percentage of completion for the single wafer Epi system was estimated at 50%.

        Tax Provision. We recorded a tax provision of $247,000 for the year ended December 31, 1999 compared to $337,000 for the year ended December 31, 1998. We recognized provision for income taxes at an effective tax rate of (41.0)% during 1999 and (1.5)% during 1998. In 1999 and 1998 we did not recognize any tax benefits from our operating losses. The 1999 and 1998 income tax provision primarily relates to foreign income tax. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realization of the deferred tax assets on a quarterly basis.

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Net Sales. Our net sales of $59.2 million for the year ended December 31, 1998 represented a decrease of $17.5 million, or 22.8%, from net sales of $76.7 million for the year ended December 31, 1997. The decrease was primarily the result of a 32.7% decrease in unit shipments, partially offset by a 6.6% increase in average selling prices.

        Gross Margin. Gross profit was $21.6 million for the year ended December 31, 1998, representing 36.5% of net sales, compared to gross profit of $39.6 million, representing 51.6% of net sales, for the year ended December 31, 1997. The lower gross margin in 1998 compared to 1997 was primarily attributable to overhead inefficiencies caused by lower production volumes, as well as a one-time inventory write-down.

        Research, Development and Engineering. Research, development and engineering expenses for the year ended December 31, 1998 were $16.7 million, or 28.2% of net sales, and increased from $14.7 million, or 19.2% of net sales, for the year ended December 31, 1997. The increase was primarily due to compensation and benefits, which increased to $8.6 million in 1998 from $7.9 million in 1997, engineering project materials, which increased to $3.3 million in 1998 from $3.1 million in 1997, and depreciation, which increased to $1.9 million in 1998 from $1.4 million in 1997. The increase in compensation expense was primarily due to increased personnel required to support our anticipated long term future growth, including the support of our multi-product strategy. The increase in engineering project materials was due to ongoing and new product development. The increase in depreciation expense was due to the additional fixed assets acquired from the Concept acquisition. The increase in research, development and engineering expense as a percentage of net sales in 1998 compared to 1997 was primarily attributable to lower sales in 1998.

        Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1998 were $24.5 million, or 41.5% of net sales, compared to expenses of $24.5 million, or 31.9% of net sales, for the year ended December 31, 1997. Cost cutting measures implemented in the second quarter of 1998 were offset by increased expenditures relating to the acquired Concept workforce and related overhead. Salaries, commissions and related expenses remained constant at $15.2 million in 1997 and 1998. Building and utilities expenses increased to $3.1 million in 1998 from $2.0 million in 1997. The increase in building and utilities expenses was due to an additional 31,000 square foot facility leased at the end of 1997, which was vacated in the third quarter of 1998. The increase in building and utilities charges was offset by nominal decreases in advertisement and promotion and travel and entertainment expenses in 1998.

        Tax provision. We recorded a tax provision of $337,000 for the year ended December 31, 1998 compared to $451,000 for the year ended December 31, 1997. We recognized provision for income taxes at an effective rate of (1.5)% during 1998 and 24.0% during 1997. The provision for income taxes in 1998 consists primarily of foreign taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, we have provided a full valuation allowance against our December 31, 1998 net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realization of the deferred tax assets on a quarterly basis. The 1997 tax rate is less than the federal statutory rate as a result of benefits from our foreign sales corporation and the research and development tax credit.

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth our unaudited consolidated statement of operations data for each of the eight quarterly periods ended December 31, 1999. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this prospectus. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                                                   QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                         MAR. 29,     JUNE 28,     SEPT. 27,    DEC. 31,      MAR. 28     JUNE 27,     SEPT. 26,
                                           1998         1998         1998         1998         1999         1999         1999
                                         --------     --------     --------     --------     --------     --------     --------
                                                                                   (IN THOUSANDS)
CONSOLIDATED STATEMENT
  OF OPERATIONS
Net sales ...........................    $ 20,248     $ 15,649     $  9,420     $ 13,869     $ 14,320     $ 24,128     $ 29,189
Cost of sales .......................      11,173        8,448        8,920        9,054        7,076       12,748       15,171
                                         --------     --------     --------     --------     --------     --------     --------
Gross profit ........................       9,075        7,201          500        4,815        7,244       11,380       14,018
                                         --------     --------     --------     --------     --------     --------     --------
Operating expenses:
  Research, development and
    engineering .....................       4,501        3,770        4,107        4,292        3,898        4,525        5,297
  Selling, general and administrative       6,725        5,643        6,294        5,880        6,031        7,106        8,567
  Acquired in-process research and
    development .....................          --           --        4,220           --           --           --           --
                                         --------     --------     --------     --------     --------     --------     --------
    Total operating expenses ........      11,226        9,413       14,621       10,172        9,929       11,631       13,864
                                         --------     --------     --------     --------     --------     --------     --------
Income (loss) from operations .......      (2,151)      (2,212)     (14,121)      (5,357)      (2,685)        (251)         154
Interest and other income, net ......         481          508          431          391          293          133          221
                                         --------     --------     --------     --------     --------     --------     --------
Income (loss) before provision for
    income taxes ....................      (1,670)      (1,704)     (13,690)      (4,966)      (2,392)        (118)         375
Provision for (benefit from)
    income taxes ....................        (450)        (459)       1,109          137           49           68           59
                                         --------     --------     --------     --------     --------     --------     --------
Net income (loss) ...................    $ (1,220)    $ (1,245)    $(14,799)    $ (5,103)    $ (2,441)    $   (186)    $    316
                                         ========     ========     ========     ========     ========     ========     ========
Net income (loss) per share:
  Basic .............................    $   (.09)    $   (.09)    $  (1.00)    $   (.33)    $   (.16)    $   (.01)    $    .02
  Diluted ...........................    $   (.09)    $   (.09)    $  (1.00)    $   (.33)    $   (.16)    $   (.01)    $    .02
Shares used in computing
Net income (loss) per share:
  Basic .............................      14,254       14,474       14,839       15,315       15,423       15,601       15,887
  Diluted ...........................      14,254       14,474       14,839       15,315       15,423       15,601       17,191


                                           DEC. 31,
                                            1999
                                          --------
CONSOLIDATED STATEMENT
  OF OPERATIONS
Net sales ...........................     $ 35,821
Cost of sales .......................       18,477
                                          --------
Gross profit ........................       17,344
                                          --------
Operating expenses:
  Research, development and
    engineering .....................        5,827
  Selling, general and administrative       10,080
  Acquired in-process research and
    development .....................           --
                                          --------
    Total operating expenses ........       15,907
                                          --------
Income (loss) from operations .......        1,437
Interest and other income, net ......           96
                                          --------
Income (loss) before provision for
    income taxes ....................        1,533
Provision for (benefit from)
    income taxes ....................           71
                                          --------
Net income (loss) ...................     $  1,462
                                          ========
Net income (loss) per share:
  Basic .............................     $    .09
  Diluted ...........................     $    .08
Shares used in computing
Net income (loss) per share:
  Basic .............................       16,055
  Diluted ...........................       17,552

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents and short term investments were $17.0 million at December 31, 1999, a decrease of $3.0 million from cash and cash equivalents and short term investments of $20.0 million held as of December 31, 1998. We had $3.0 million outstanding under our line of credit and no long term debt at December 31, 1999. Stockholders' equity at December 31, 1999 was approximately $52.0 million.

        Sources of cash increased by $5.1 million in 1999. Net cash used in operating activities was $9.5 million for the year ended December 31, 1999 and $5.4 million for the year ended December 31, 1998. The net cash used in operations in 1999 was primarily attributable to the net loss of $800,000, an increase in accounts receivable of $11.9 million and an increase in inventories of $14.8 million, offset by non-cash depreciation and amortization of intangibles of $4.8 million, a decrease in prepaid expenses and refundable income taxes of $2.7 million, an increase in accounts payable of $5.1 million and an increase in accrued liabilities of $5.4 million. The net cash used in operations in 1998 was primarily attributable to the net loss of $22.4 million, offset by non-cash depreciation, in-process research and development and deferred taxes of $12.9 million and a decrease in inventories of $10.7 million. The net cash provided by operations in 1997 was primarily attributable to net income of $1.4 million, non cash depreciation charges of $2.9 million and a decrease in accounts receivable balances of $1.2 million, offset by an increase in inventories of $6.1 million.

        Net cash provided by investing activities in the year ended December 31, 1999 included the collection of a $3.7 million note receivable from our chief executive officer, and the sale of $8.1 million of short term investments, offset by the purchase of $3.3 million of property and equipment. Net cash used in investing activities in 1998 was $8.4 million, primarily from retirement of $4.0 million of debt acquired in the acquisition of Concept and the issuance of a note receivable to our chief executive officer for $3.1 million. Net cash provided by investing activities in 1997 was primarily attributable to the sales and maturities of short term investments of $24.5 million, partially offset by purchases of short term investments of $16.5 million and the acquisition of property and equipment of $4.7 million.

        Net cash provided by financing activities was $6.0 million in 1999, primarily from the $3.0 million net proceeds from the issuance of common stock under our employee stock purchase plan and our stock option plan and the borrowing of $3.0 million against our $15.0 million line of credit. Net cash used in financing activities in 1998 and 1997 was primarily from the repurchase of our common stock, partially offset by net proceeds from the issuance of common stock under our employee stock purchase plan and our stock option plan.

        Our board of directors has authorized us to repurchase from time to time in the open market up to 1,000,000 shares of our common stock, through the year 2000. As of December 31, 1999, we had repurchased 274,800 shares. The purpose of the repurchase program is to acquire shares to fund our stock based employee benefit programs, including our employee stock purchase plan and our stock option plan. We do not intend to repurchase any additional shares of our stock under this repurchase program.

        During the third quarter of 1998, we extended a one year loan to Brad Mattson, our chief executive officer, in the amount of $3.1 million. The note, which was approved by our non-executive directors, was a full recourse note and was fully collateralized by 2.2 million shares of our common stock owned by Mr. Mattson. The interest rate on the loan was 8%. During 1999, we agreed to extend the loan for an additional six months and increased the note to $3.7 million, which included accrued interest of approximately $300,000 and an additional $300,000 loaned to Mr. Mattson. The note, including all accrued interest, was repaid in full during the quarter ended December 31, 1999.

        During 1999 we entered into a one year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expires in July 2000. All borrowings under this line of credit bear interest at a per annum rate equal to the lender's prime rate, which was 8.5% at December 31, 1999. The line of credit is secured by our accounts receivable and other tangible assets. As of December 31, 1999, we had borrowed $3.0 million against the revolving line of credit. Our revolving credit line requires us to maintain certain quarterly financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants at December 31, 1999.

        On January 28, 2000 we filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten public offering of up to 3.45 million shares of our common stock. We expect to use the net proceeds of approximately $100 million for general corporate purposes, principally working capital and capital expenditures. We currently anticipate that the net proceeds from the offering discussed above, together with our current cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and any potential acquisitions. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 READINESS DISCLOSURE

        We have designed our products to be year 2000 compliant, and as a result we have not experienced year 2000 problems related to our products. The majority of the computer software and hardware that we use in our internal operations did not require replacement or modification as a result of the year 2000 issue. We believe that our significant vendors and service providers are year 2000 compliant and have not, to date, been made aware that any of our significant vendors or service providers have experienced year 2000 disruptions in their systems. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The effect of SFAS 133 is not expected to be material to our financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY, WHICH CAN CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES

        Our business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depends upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. The industry has in the past, and will likely in the future, experience periods of oversupply that result in significantly reduced demand for capital equipment, including our systems. When these periods occur, our operating results and financial condition are adversely affected. For instance, we were affected by a severe downturn in the semiconductor industry in 1998, during which our sales decreased for the first three consecutive quarters of 1998 before increasing in the fourth quarter of 1998 and throughout 1999.

        We anticipate that a significant portion of new orders will depend upon demand from semiconductor manufacturers and independent foundries who build or expand large fabrication facilities. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. Any future downturns or slowdowns in the semiconductor industry will materially and adversely affect our net sales and operating results.

MOST OF OUR REVENUE COMES FROM A SMALL NUMBER OF LARGE SALES, AND ANY DELAY IN THE TIMING OF INDIVIDUAL SALES COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE FROM QUARTER TO QUARTER

        A delay in a shipment near the end of a quarter may cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors. We derive most of our revenues from the sale of a relatively small number of expensive systems. The list prices on these systems range from $500,000 to over $2.2 million. At our current revenue level, each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle, coupled with customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially and adversely affect our operating results for that quarter, which could cause our stock price to decline.

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

        We base our operating expenses on anticipated revenue levels, and a substantial percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenues could cause our operating results to be below the expectations of market analysts or investors, which could cause the price of our common stock to decline.

        Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

        - market acceptance of our systems and the products of our customers;

        -      substantial changes in revenues from significant customers;

        - increased manufacturing overhead expenses due to reductions in the number of systems manufactured;

        - timing of announcement and introduction of new systems by us and by our competitors;

        -      sudden changes in component prices or availability;

        -      changes in product mix;

        -      delays in orders due to customer financial difficulties;

        - manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins; and

        - higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization.

        Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

WE HAVE INCURRED NET OPERATING LOSSES FOR THE PRIOR TWO YEARS, WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY ON AN ANNUAL BASIS, AND IF WE DO NOT, WE MAY NOT UTILIZE DEFERRED TAX ASSETS

        We incurred net losses of approximately $22.4 million for the year ended December 31, 1998 and $800,000 for the year ended December 31, 1999. We expect to continue to incur significant research and development and selling, general and administrative expenses. We will need to generate significant increases in net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so. In addition, because of these factors, through December 31, 1999, we had not been in a position to utilize our deferred tax assets. Our ability to realize our deferred tax assets in future periods will depend on our ability to achieve and maintain profitability on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of our net operating losses.

YEAR-TO-YEAR CHANGES IN OUR LIST OF MAJOR CUSTOMERS MAKE IT DIFFICULT TO FORECAST OUR REVENUE AND ACHIEVE OUR SALES GOALS

        During 1999, one customer, Samsung, accounted for approximately 20% of our net sales. During 1998, we had no individually significant customers, although sales to our Japanese distributor, Marubeni, constituted 16% of our net sales. During 1997, one customer, Taiwan Semiconductor Manufacturing Company, accounted for approximately 11% of our net sales. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 63% of our net sales in 1999, 56% in 1998 and 60% in 1997. Our systems represent major capital investments that our customers and potential customers purchase or replace infrequently. Therefore, our list of major customers changes substantially from year to year, and we cannot predict that a major customer in one year will make significant purchases from us in future years. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from year to year. While we actively pursue new customers, if we are unable to successfully make significant sales to new customers or sell additional systems to existing customers, we may not achieve anticipated net sales levels and our business and operating results would suffer.

OUR LENGTHY SALES CYCLE INCREASES OUR COSTS AND REDUCES THE PREDICTABILITY OF OUR REVENUE

        Sales of our systems depend upon the decision of a prospective customer to increase manufacturing capacity. That decision typically involves a significant capital commitment by our customers. Accordingly, the purchase of our systems typically involves time consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. For many potential customers, an evaluation as to whether new semiconductor manufacturing equipment is needed typically occurs infrequently. Following an evaluation by the customer as to whether our systems meet its qualification criteria, we have experienced in the past and expect to experience in the future, delays in finalizing system sales while the customer evaluates and receives approval for the purchase of our systems and constructs a new facility or expands an existing facility.

        Due to these factors, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort. The time between our first contact with a customer and the customer placing its first order typically lasts from nine to twelve months and is often even longer. This lengthy sales cycle makes it difficult to accurately forecast future sales and may cause our quarterly and annual revenue and operating results to fluctuate significantly from period to period. If anticipated sales from a particular customer are not realized in a particular period due to this lengthy sales cycle, our operating results may be adversely affected.

WE ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES, PARTICULARLY SALES IN ASIAN COUNTRIES, AND IF WE ARE UNABLE TO SUSTAIN AND INCREASE OUR INTERNATIONAL SALES, WE MAY NOT ACHIEVE ANTICIPATED REVENUE GROWTH

        Asia is a particularly important region for our business. Sales to Taiwan, Japan and other Asian countries accounted for 59% of our total net sales in 1999, 50% in 1998 and 60% in 1997. All international sales accounted for 71% of our total net sales in 1999, 67% in 1998, and 65% in 1997. We anticipate that international sales will continue to account for a significant portion of our net sales. Because of our dependence upon international sales in general and on sales to Taiwan, Japan and other Asian countries in particular, we are at risk to the effects of regional economic problems. Asian economies have been highly volatile and prone to recession in recent years. In particular, our 1998 net sales declined during a severe industry downturn caused in large part by recessions in several Asian countries.

        Our international sales are subject to a number of additional risks, including:

        - unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

        -      exchange rate volatility;

        -      political and economic instability, particularly in Asia;

        -      difficulties in accounts receivable collections;

        - extended payment terms beyond those customarily used in the United States;

        -      difficulties in managing distributors or representatives;

        - difficulties in staffing and managing foreign subsidiary operations; and

        -      potentially adverse tax consequences.

        Our sales to date have been denominated in U.S. dollars. If it becomes necessary for us to make sales denominated in foreign currencies, we will become more exposed to the risk of currency fluctuations. Our products become less price competitive in countries with currencies that are declining in value in comparison to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins.

WE ARE ESTABLISHING A DIRECT SALES ORGANIZATION IN JAPAN AND TERMINATING OUR JAPANESE DISTRIBUTOR, WHICH COULD RESULT IN LOST SALES OR INCREASED RISKS TO OUR BUSINESS IN JAPAN

        As part of our original strategy for penetrating the Japanese market, we established a distributor relationship with Marubeni Solutions Corp. in 1990. In 1999, we shifted our strategy in Japan to a direct sales model. For the year ended December 31, 1998, sales to Marubeni accounted for 16% of our net sales. We are in the process of terminating our distribution relationship with Marubeni and establishing our own direct sales force in Japan. For the year ended December 31, 1999, sales to Marubeni accounted for 10% of our net sales. We believe that the transition to direct sales will be completed during the first half of 2000. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, or Japanese customers and potential customers may be unwilling to purchase our systems from us directly. When we make sales directly to customers in Japan, we expect that payment terms may be as long as 180 days from shipment, compared to 30 days from shipment for sales in our other regions. Such a delay would negatively impact our cash flows.

MOST OF OUR SALES ARE CURRENTLY CONCENTRATED IN ASPEN STRIP AND CVD SYSTEMS, AND WE DEPEND UPON CONTINUED MARKET ACCEPTANCE OF THESE PRODUCTS; IF WE ARE UNABLE TO INCREASE SALES OF OUR OTHER PRODUCTS, WE MAY NOT ACHIEVE ANTICIPATED GROWTH OF NET SALES

        For the year ended December 31, 1999, sales of Aspen Strip and CVD systems constituted 87% of our net sales. We expect that revenue from these products will continue to account for a substantial majority of our net sales for the foreseeable future. Accordingly, continued market acceptance of these systems is critical to our future success. Market acceptance of our Aspen Strip and CVD systems is affected by a number of factors including technological innovation, productivity and cost of ownership. Many of these factors are beyond our control. Our failure to maintain or increase current levels of market acceptance for Aspen Strip and CVD systems could significantly impair our net sales growth.

        Our future sales will also depend upon achieving broad market acceptance of our Aspen RTP systems, Aspen LiteEtch systems, EpiPro systems and other future products and services that we might offer. The markets for these newer products, especially products such as our Aspen III Strip, Aspen III CVD and Aspen III LiteEtch, which process 300 millimeter wafers, are still developing and require our substantial investment in development and sales efforts. If the markets for these products do not develop as anticipated, or if we are unable to obtain or increase orders in these markets, we may not realize an adequate return on the investment made in the development of these new products, and we may not achieve our anticipated revenue growth.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE GROWTH IF WE ARE NOT SELECTED AS "VENDOR OF CHOICE" FOR NEW OR EXPANDED FABRICATION FACILITIES AND IF OUR SYSTEMS AND PRODUCTS DO NOT ACHIEVE BROADER MARKET ACCEPTANCE

        Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven financial performance.

        Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this vendor of choice for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, we may face narrow windows of opportunity to be selected as the "vendor of choice" by substantial new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. To date, only our strip and CVD products have gained widespread market acceptance. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to grow our business and our operating results and financial condition will be adversely affected.

UNLESS WE CAN CONTINUE TO DEVELOP AND INTRODUCE NEW SYSTEMS THAT COMPETE EFFECTIVELY ON THE BASIS OF PRICE AND PERFORMANCE, WE MAY LOSE FUTURE SALES AND CUSTOMERS, OUR BUSINESS MAY SUFFER AND OUR STOCK PRICE MAY DECLINE

        Because of continual changes in the markets in which we and our customers compete, our future success will depend in part upon our ability to continue to improve our systems and our technologies. These markets are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services.

        Due to the continual changes in these markets, our success will also depend upon our ability to develop new technologies and systems that compete effectively on the basis of price and performance and that adequately address customer requirements. In addition, we must adapt our systems and processes to technological changes and to support emerging target market industry standards. The success of any new systems we introduce is dependent on a number of factors. These factors include timely completion of new system designs and market acceptance. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. In particular, the transition of the market to 300 millimeter wafers will present us with both an opportunity and a risk. To the extent that we are unable to introduce 300 millimeter systems which meet customer requirements on a timely basis, our business could be harmed.

WE MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY

        The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

        -      system performance;

        -      cost of ownership;

        -      size of installed base;

        -      breadth of product line; and

        -      customer support.

        The following characteristics of our major competitors' systems give them a competitive advantage over us, particularly with their CVD systems:

        -      broader product lines;

        -      longer operating history;

        -      greater experience with high volume manufacturing;

        -      broader name recognition;

        -      substantially larger customer bases; and

        - substantially greater financial, technical and marketing resources.

        In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES, AND SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN MANUFACTURE AND SALE OF OUR PRODUCTS

        We rely to a substantial extent on outside vendors to manufacture many of the components and subassemblies of our Aspen systems. We obtain many of these components and subassemblies from a sole source or a limited group of suppliers. Because of our reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components. In addition, we may have reduced control over pricing and timely delivery of components.

        In addition, we often quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase the cost of components or subassemblies, we may not have alternative sources of supply and may not be able to raise the cost of the system being evaluated by our customers to cover all or part of the increased cost of components.

        The manufacture of some of these components and subassemblies is an extremely complex process and requires long lead times. As a result, we have in the past and may in the future experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or subassemblies, we may have to seek alternative sources of supply or manufacture such components internally. This could delay our ability to manufacture or timely ship our systems causing us to lose sales, incur additional costs, delay new product introductions and cause us to suffer harm to our reputation.

TO EFFECTIVELY MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS

        We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, financial and operational resources. We are currently undertaking a significant expansion of our operations to support increased sales levels as a result of the recent improvement in the semiconductor industry, including the expansion of our international operations and a transition to direct sales operations in Japan. We are making additional significant investments in research and development to support product development. We have grown from 349 employees at December 31, 1998, to 443 employees at December 31, 1999 and plan to further increase our total personnel. This expansion will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

        - improve existing, and implement new, operational and financial systems, procedures and controls;

        -      hire, train, manage, retain and motivate qualified personnel; and

        -      obtain additional facilities and suppliers.

These measures may place additional burdens on our management and our internal resources.

IF WE DO NOT HAVE SUFFICIENT EVALUATION SYSTEMS AVAILABLE TO OUR CUSTOMERS, WE MAY MISS SALES OPPORTUNITIES

        We have experienced increased interest in evaluation of our chemical vapor deposition products. In the past, during periods of high growth, we have been constrained by a lack of available CVD evaluation units for timely delivery to prospective customers. If we are not able to make a sufficient number of evaluation systems available when requested, potential customers may not be able to evaluate our products before making equipment purchase decisions and we may miss opportunities to make sales, causing our growth to be adversely affected.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND THEIR KNOWLEDGE OF OUR BUSINESS, MANAGEMENT SKILLS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE

        Our success depends to a large extent upon the efforts and abilities of Brad Mattson, our chairman and chief executive officer, as well as other key managerial and technical employees who would be difficult to replace. The loss of Mr. Mattson or other key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and result in lost sales and diversion of management resources. None of our executive officers are bound by a written employment agreement and our relationships with our officers are at will.

BECAUSE OF COMPETITION FOR ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD IMPEDE DEVELOPMENT OR SALES OF OUR PRODUCTS

        Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the San Francisco Bay Area where we are based. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY LOSE A VALUABLE ASSET, EXPERIENCE REDUCED MARKET SHARE OR INCUR COSTLY LITIGATION TO PROTECT OUR PROPRIETARY TECHNOLOGY

        We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the use of such technology. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficiently broad to protect our technology. In addition, any patents issued to us could be challenged, invalidated or circumvented and any rights granted under the patent may not provide adequate protection to us. Furthermore, we may not have sufficient resources to prosecute our rights.

        Our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our products. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce our intellectual property rights.

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MAY BE COSTLY TO RESOLVE AND COULD DIVERT MANAGEMENT ATTENTION

        We may from time to time be subject to claims of infringement of other parties' proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us from manufacturing and selling our systems. Any of these situations could have a material adverse effect on our business and operating results.

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD RESULT IN SUBSTANTIAL LIABILITY TO US

        We are subject to a variety of federal, state and local laws, rules and regulations relating to environmental protection. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, personal injury and fines or suspension or cessation of our operations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

        The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. We believe that a number of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

        - general conditions in the semiconductor industry or in the worldwide economy;

        -      announcements of developments related to our business;

        -      fluctuations in our operating results and order levels;

        - announcements of technological innovations by us or by our competitors;

        -      new products or product enhancements by us or by our competitors;

        -      developments in patents or other intellectual property rights; or

        - developments in our relationships with our customers, distributors and suppliers.

        In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have frequently been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

        In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

ANY FUTURE BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION

        As part of our business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

        - difficulty of assimilating the operations, products and personnel of the acquired businesses;

        -      potential disruption of our ongoing business;

        -      unanticipated costs associated with the acquisition;

        - inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

        - inability to maintain uniform standards, controls, policies and procedures; and

        - impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

        To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

        The date fields coded in many software products and computer systems need to be able to distinguish 21st century dates from 20th century dates, including leap year calculations. The failure to be able to accurately distinguish these dates is commonly known as the year 2000 problem. While we have yet to experience year 2000 problems, the computer software programs and operating systems used in our internal operations, including our financial, product development, order management and manufacturing systems, could experience errors or interruptions due to the year 2000 problem. For example, a significant failure of our computer integrated manufacturing systems, which monitor and control factory equipment, could disrupt manufacturing operations and cause a delay in completion and shipping of products. In addition, it is possible that our suppliers' and service providers' failure to adequately address the year 2000 problem could have an adverse effect on their operations, which, in turn, could have an adverse impact on us.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 1999, we had no short term investments and thus no exposure to changes in market values for investments.

        We have international facilities and are, therefore, subject to foreign currency exposure. The local currency is the functional currency for all foreign sales operations except those in Japan, where the U.S. dollar is the functional currency. To date, our exposure related to exchange rate volatility has not been significant. Due to the short term nature of our investments, we do not believe that we have a material risk exposure with respect to financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements


      Consolidated Financial Statements:                              Page
                                                                      ----
        Consolidated Balance Sheets as of
          December 31, 1999 and 1998                                  31

        Consolidated Statements of Operations
           for the years ended December 31,
           1999, 1998 and 1997                                        32

        Consolidated Statements of
         Stockholders' Equity for the three
         years ended December 31, 1999                                33

        Consolidated Statements of Cash Flows
         for the years ended December 31,
         1999, 1998 and 1997                                          34

        Notes to Consolidated Financial Statements                    35

        Report of Independent Public
         Accountants                                                  46

        Report of Independent Accountants                             47

        Financial Statement Schedules: All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               AS OF DECEMBER 31,
                                                                            -----------------------
                                                                              1999           1998
                                                                            --------       --------
                                         ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $ 16,965       $ 11,863
  Short-term investments .............................................            --          8,128
  Accounts receivable, net of allowances for doubtful accounts of
    $141 in 1999 and 1998 ............................................        21,500          9,614
  Inventories ........................................................        25,374         10,924
  Refundable income taxes ............................................            --          3,300
  Note receivable from stockholder ...................................            --          3,129
  Prepaid expenses and other current assets ..........................         2,299          2,316
                                                                            --------       --------
       Total current assets ..........................................        66,138         49,274
Property and equipment, net ..........................................        11,260         12,090
Goodwill, intangibles and other assets ...............................         3,750          6,756
                                                                            --------       --------
                                                                            $ 81,148       $ 68,120
                                                                            ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit .....................................................      $  3,000           $ --
  Accounts payable ...................................................         8,494          3,399
  Accrued liabilities ................................................        17,635         14,841
                                                                            --------       --------
       Total current liabilities .....................................        29,129         18,240
                                                                            --------       --------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Common Stock, par value $0.001, 60,000 shares authorized; 16,591
issued, 16,216 outstanding ...........................................            16             16
    in 1999 and 15,772 shares issued and 15,397 outstanding in 1998
  Additional paid in capital .........................................        66,280         63,239
  Accumulated other comprehensive loss ...............................          (191)          (138)
  Treasury stock, 375 shares in 1999 and 1998 at cost ................        (2,987)        (2,987)
  Retained earnings (deficit) ........................................       (11,099)       (10,250)
                                                                            --------       --------
       Total stockholders' equity ....................................        52,019         49,880
                                                                            --------       --------
                                                                            $ 81,148       $ 68,120
                                                                            ========       ========



          See accompanying notes to consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             1999            1998            1997
                                                           ---------       ---------       ---------
Net sales ...........................................      $ 103,458       $  59,186       $  76,730
Cost of sales .......................................         53,472          37,595          37,130
                                                           ---------       ---------       ---------
  Gross profit ......................................         49,986          21,591          39,600
                                                           ---------       ---------       ---------
Operating expenses:
  Research, development and engineering .............         19,547          16,670          14,709
  Selling, general and administrative ...............         31,784          24,542          24,495
  Acquired in-process research and
   development ......................................             --           4,220              --
                                                           ---------       ---------       ---------
     Total operating expenses .......................         51,331          45,432          39,204
                                                           ---------       ---------       ---------
Income (loss) from operations .......................         (1,345)        (23,841)            396
Interest and other income, net ......................            743           1,811           1,486
                                                           ---------       ---------       ---------
Income (loss) before provision for
   income taxes .....................................           (602)        (22,030)          1,882
Provision for income taxes ..........................            247             337             451
                                                           ---------       ---------       ---------
Net income (loss) ...................................      $    (849)      $ (22,367)      $   1,431
                                                           =========       =========       =========
Net income (loss) per share:
  Basic .............................................      $   (0.05)      $   (1.52)      $    0.10
                                                           =========       =========       =========
  Diluted ...........................................      $   (0.05)      $   (1.52)      $    0.09
                                                           =========       =========       =========
Shares used in computing net income (loss) per share:
  Basic .............................................         15,730          14,720          14,117
                                                           =========       =========       =========
  Diluted ...........................................         15,730          14,720          15,311
                                                           =========       =========       =========



          See accompanying notes to consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                       COMMON                                             OTHER
                                                       STOCK               ADDITIONAL                  COMPREHENSIVE
                                              -----------------------       PAID IN                        INCOME
                                               SHARES         AMOUNT        CAPITAL        OTHER          (LOSS)
                                              --------       --------      --------       --------       --------
Balance at December 31, 1996 ...........        14,197       $     14      $ 57,566       $    (13)      $    (77)
Repurchase of Common Stock, net ........          (335)            --        (2,197)            --             --
Exercise of stock options ..............           183             --           261             --             --
Shares issued under employee stock
purchase plan ..........................           244             --         1,598             --             --
Income tax benefits realized from
  activity in employee stock plans .....            --             --           190             --             --
Amortization of deferred compensation ..            --             --            --             13             --
Net unrealized gain on investments .....            --             --            --             --             23
Cumulative translation adjustments .....            --             --            --             --           (236)
Net income .............................            --             --            --             --             --
Total comprehensive income .............            --             --            --             --             --
                                              --------       --------      --------       --------       --------
Balance at December 31, 1997 ...........        14,289             14        57,418             --           (290)
Repurchase of Common Stock, net ........            --             --            --             --
Exercise of stock options ..............           380             --           163             --             --
Shares issued under employee stock
   purchase plan .......................           308              1         1,620             --             --
Shares issued for acquisition of Concept
Systems Design, Inc. ...................           795              1         4,038             --             --
Cumulative translation adjustments .....            --             --            --             --            152
Net loss ...............................            --             --            --             --             --
Total comprehensive loss ...............            --             --            --             --             --
                                              --------       --------      --------       --------       --------
Balance at December 31, 1998 ...........        15,772             16        63,239             --           (138)
Exercise of stock options, net .........           456             --         1,431             --             --
Shares issued under employee stock
   purchase plan .......................           363             --         1,610             --             --
Cumulative translation adjustments .....            --             --            --             --            (53)
Net loss ...............................            --             --            --             --             --
Total comprehensive loss ...............            --             --            --             --             --
                                              --------       --------      --------       --------       --------
Balance at December 31, 1999 ...........        16,591       $     16      $ 66,280           $ --       $   (191)
                                              ========       ========      ========       ========       ========




                                                    TREASURY STOCK          RETAINED
                                              -----------------------       EARNINGS
                                               SHARES          AMOUNT      (DEFICIT)        TOTAL
                                              --------       --------       --------       --------
Balance at December 31, 1996 ...........            --           $ --       $ 11,625       $ 69,115
Repurchase of Common Stock, net ........          (100)        (1,075)          (939)        (4,211)
Exercise of stock options ..............            --             --             --            261
Shares issued under employee stock
purchase plan ..........................            --             --             --          1,598
Income tax benefits realized from
  activity in employee stock plans .....            --             --             --            190
Amortization of deferred compensation ..            --             --             --             13
Net unrealized gain on investments .....            --             --             --             --
Cumulative translation adjustments .....            --             --             --             --
Net income .............................            --             --          1,431             --
Total comprehensive income .............            --             --             --          1,218
                                              --------       --------       --------       --------
Balance at December 31, 1997 ...........          (100)        (1,075)        12,117         68,184
Repurchase of Common Stock, net ........          (275)        (1,912)                       (1,912)
Exercise of stock options ..............            --             --             --            163
Shares issued under employee stock
   purchase plan .......................            --             --             --          1,621
Shares issued for acquisition of Concept
Systems Design, Inc. ...................            --             --             --          4,039
Cumulative translation adjustments .....            --             --             --             --
Net loss ...............................            --             --        (22,367)            --
Total comprehensive loss ...............            --             --             --        (22,215)
                                              --------       --------       --------       --------
Balance at December 31, 1998 ...........          (375)        (2,987)       (10,250)        49,880
Exercise of stock options, net .........            --             --             --          1,431
Shares issued under employee stock
   purchase plan .......................            --             --             --          1,610
Cumulative translation adjustments .....            --             --             --             --
Net loss ...............................            --             --           (849)            --
Total comprehensive loss ...............            --             --             --           (902)
                                              --------       --------       --------       --------
Balance at December 31, 1999 ...........          (375)      $ (2,987)      $(11,099)      $ 52,019
                                              ========       ========       ========       ========



          See accompanying notes to consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     1999           1998           1997
                                                   --------       --------       --------
Cash flows from operating activities:
  Net income (loss) .........................      $   (849)      $(22,367)      $  1,431
  Adjustments  to reconcile  net income
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ..........         4,801          4,441          2,856
     Acquired  in-process  research and
     development ............................            --          4,220             --
     Deferred taxes .........................            --          4,222            (25)
     Deferred compensation related to
     stock options ..........................            --             --             13
     Changes in assets and liabilities:
       Accounts receivable ..................       (11,886)         5,509          1,170
       Inventories ..........................       (14,822)        10,714         (6,114)
       Refundable income taxes ..............         3,300         (2,748)            --
       Prepaid expenses and other
       current assets .......................          (603)        (1,183)          (118)
       Other assets .........................            39             72          2,962
       Accounts payable .....................         5,095         (4,468)         2,109
       Accrued liabilities ..................         5,415         (3,771)        (1,224)
                                                   --------       --------       --------
Net cash provided by (used in)
operating activities ........................        (9,510)        (5,359)         3,060
                                                   --------       --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment .....        (3,250)        (1,726)        (4,671)
  Note receivable from stockholder ..........         3,749         (3,129)            --
  Purchases of short term investments .......            --        (13,606)       (16,468)
  Sales and  maturities  of short  term
   investments ..............................         8,128         14,090         24,513
  Repayment of debt acquired in
   acquisition ..............................            --         (4,000)            --
                                                   --------       --------       --------
Net cash provided by (used in)
investing activities ........................         8,627         (8,371)         3,374
                                                   --------       --------       --------

Cash flows from financing activities:
  Borrowings against line of credit .........         3,000             --             --
  Proceeds  from the issuance of Common .....         3,041          1,784          2,049
Stock, net
  Repurchase of Common Stock ................            --         (1,912)        (4,211)
                                                   --------       --------       --------
Net cash provided by (used in)
  financing activities ......................         6,041           (128)        (2,162)
                                                   --------       --------       --------
Effect of exchange rate changes .............           (56)           138           (236)
                                                   --------       --------       --------
Net increase (decrease) in cash and
cash equivalents ............................         5,102        (13,720)         4,036
Cash and cash equivalents, beginning
  of year ...................................        11,863         25,583         21,547
                                                   --------       --------       --------
Cash and cash equivalents, end of year ......      $ 16,965       $ 11,863       $ 25,583
                                                   ========       ========       ========
Supplemental disclosures:
  Cash paid for interest ....................      $     58       $     --       $     --
  Cash paid for income taxes ................      $    224       $    280       $    629
  Common stock  issued for  acquisition
   of Concept ...............................      $     --       $  4,039       $     --
  Non-cash adjustment to goodwill and
   intangibles ..............................      $  2,200       $     --       $     --



          See accompanying notes to consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Mattson Technology, Inc. (the "Company") was incorporated in California on November 18, 1988. In September 1997, the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the California corporation, no par value common stock, was converted automatically to one share of the new Delaware corporation, $0.001 par value common stock.

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

        The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the last Sunday in the calendar quarter.

CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

        For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. Short term investments consist of commercial paper and U.S. Treasury securities with maturities of more than three months. The Company classifies its investments in commercial paper and U.S. Treasury securities as "available for sale" and the investments are reported at fair market value. As of December 31, 1998, the fair value of the investments in commercial paper and U.S. Treasury securities approximated amortized cost and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments.

INVENTORIES

        Inventories are stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market, and include material, labor and manufacturing overhead costs.

WARRANTY COSTS

        Upon shipment of product, the Company accrues the estimated cost of warranty. The Company offers a 36 month warranty on all of its systems sold after January 1996, other than the EpiPro 5000 system and any systems sold in Japan, and a 12 month warranty in Japan and on its EpiPro products.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is less.

GOODWILL AND INTANGIBLE ASSETS

        Purchased technology, workforce and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of three to seven years.

STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at the date of grant. The Company has adopted the disclosure only provisions of SFAS No. 123 and Note 6 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for 1999, 1998 and 1997 for compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123.

REVENUE RECOGNITION

        System sales are generally recognized upon shipment. However, in certain circumstances, the Company allows customers to evaluate systems, and since customers can return such systems to the Company at any time with limited or no penalty, the Company does not recognize the associated revenue until an evaluation system is accepted by the customer. Sales to our distributor in Japan are recognized upon shipment with reserves provided for limited rights of return (see Note 10). Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract. A provision for the estimated future cost of system installation and warranty is recorded at the time revenue is recognized.

COMPREHENSIVE INCOME

        In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments and is displayed in the statement of stockholders' equity.

FOREIGN CURRENCY ACCOUNTING

        The local currency is the functional currency for all foreign operations except those in Japan, where the U.S. dollar is the functional currency. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statements of operations and have not been material.

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

SEGMENT REPORTING

        In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports. The Company operates in one reportable segment. Note 11 of the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

SFAS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The effect of adopting SFAS No. 133 is not expected to be material to the Company's financial statements.

2. ACQUISITION OF CONCEPT SYSTEMS DESIGN

        On July 24, 1998, the Company acquired Concept Systems Design. The transaction was achieved through the merger of a wholly owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept.

        In addition to the issuance of the 795,138 shares mentioned above, the agreement for the acquisition of Concept also includes the contingent issuance and distribution of 100,000 shares of Mattson Common Stock to the Concept shareholders if Concept achieves net revenues of at least $16,667,000 during the first 24 full calendar months following the acquisition date. Additional shares issued, if any, will be valued at the fair value of the shares at the date of issue and will result in additional goodwill.

        The merger has been accounted for as a purchase and the results of operations of Concept were included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $4,689,000, which included $650,000 of estimated acquisition related costs, was used to acquire the net assets of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the fair value of Concept's current assets and liabilities, which management believed approximated their book value, the estimated fair value of property and equipment, based on management's estimates of fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

Property and equipment .................      $  3,055
Current and other assets ...............         4,041
Liabilities assumed ....................       (13,570)
Acquired developed technology and
  workforce ............................         5,300
Goodwill ...............................         1,643
Acquired in-process research and
development ............................         4,220
                                              --------
                                              $  4,689
                                              ========

        In the first quarter of 1999, a preacquisition contingency was resolved which reduced the liabilities assumed from Concept by approximately $2.2 million. Under the provisions of Statement of Financial Accounting Standards No. 38, this has been recorded by the Company in the first quarter of 1999 on a prospective basis as an elimination of previously recorded goodwill and a pro-rata reduction of the balance to the acquired developed technology, workforce and property and equipment. The acquired developed technology and workforce are recorded on the balance sheet as long term assets and will be amortized on a straight line basis over periods ranging from 3 to 7 years. The acquired in-process research and development was expensed at the time of acquisition as a one time charge.

        The original amount allocated to in-process research and development and other intangible assets in the third quarter of 1998 of $5.7 million and $5.4 million, respectively, relating to the acquisition of Concept, was made in a manner consistent with widely recognized appraisal practices that were being utilized at the time of acquisition. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. Accordingly, the Company resolved to adjust the amount originally allocated to acquired in-process research and development and other intangible assets in a manner to reflect the SEC staff's views and restated its third quarter 1998 consolidated financial statements and filed an amended Form 10-Q. The revised amount of in-process research and development and other intangible assets that resulted from this change was $4.2 million and $6.9 million, respectively.

        The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. These included the Concept EpiPro 5000 system and a single wafer Episystem. The value was determined by estimating the expected cash flows from the projects (taking into consideration an estimate of future obsolescence of the technology) once commercially viable, applying a percentage of completion and then discounting the net cash flows back to their present value. The Company believes the efforts to complete the in-process research and development projects will consist of internally staffed engineers and will be completed in 2001. The estimated costs to complete the research and development is approximately $1.7 million. There is substantial risk associated with the completion of each project and there is no assurance that any of the projects will meet with technological or commercial success.

        The percentage of completion for each project was determined using management estimates of time and dollars spent as of the acquisition date as compared to time and dollars that were expected to be required to complete the projects. The degree of difficulty of the portion of each project completed as of July 24, 1998 was also compared to the remaining research and development to be completed to bring each project to technical feasibility. At July 24, 1998, the percentage of completion for the Concept EpiPro 5000 was estimated at 80% and for the single wafer Episystem at 50%.

        If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the restated in-process research and development charge of $4.2 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurance, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

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

        The summary includes the impact of certain adjustments such as goodwill amortization and changes in depreciation. Additionally, the non-recurring in-process research and development charge of $4.2 million has been excluded from the periods presented.

        The following table represents unaudited pro forma information assuming that the acquisition took place at the beginning of the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                         --------------------------
                                           1998              1997
                                         --------          --------
                                                 (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER
                                                 SHARE DATA)
Net sales ......................         $ 62,503          $ 83,040
Net loss .......................         $(32,632)         $ (8,694)
Basic and diluted loss per share         $  (2.25)         $  (0.58)

3. LINE OF CREDIT

        In July 1999, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15 million. The line of credit bears interest at the Company's option of a per annum rate of 200 percentage points above LIBOR or a per annum rate equal to the lender's Prime Rate. At December 31, 1999, the interest rate was 8.5%. The line of credit expires on July 8, 2000. At December 31, 1999 the Company had $3.0 million outstanding under the line of credit agreement. The line of credit is secured by the Company's accounts receivable and other tangible assets and contains certain financial covenants determined on a quarterly basis.

4. NOTES RECEIVABLE FROM STOCKHOLDER

        During the third quarter of 1998, the Company extended a one year loan to its Chief Executive Officer in the amount of $3.1 million. The loan was collateralized by 2.2 million shares of the Company's Common Stock owned by the Chief Executive Officer and was a full recourse note bearing interest at 8%. Interest was payable at the end of the one year loan. During 1999, the Company extended the loan for an additional six months and increased the note to $3.7 million. The $3.7 million includes accrued interest of $0.3 million and an additional $0.3 million loaned to the Chief Executive Officer. During the fourth quarter of 1999, the Chief Executive Officer fully repaid the note and all accrued interest.

5. BALANCE SHEET DETAIL

                                                               AS OF DECEMBER 31,
                                                          --------------------------
                                                            1999              1998
                                                          --------          --------
                                                                (IN THOUSANDS)
INVENTORIES:
  Purchased parts and raw materials .............         $ 13,656          $  7,128
  Work-in-process ...............................            9,433             2,586
  Finished goods ................................               --             1,147
  Evaluation systems ............................            2,285                63
                                                          --------          --------
                                                          $ 25,374          $ 10,924
                                                          ========          ========
PROPERTY AND EQUIPMENT, NET:
  Machinery and equipment .......................         $ 13,544          $ 12,487
  Furniture and fixtures ........................            5,509             4,583
  Leasehold improvements ........................            3,705             2,880
  Construction-in-progress ......................            1,738               740
                                                          --------          --------
                                                            24,496            20,690
  Less: accumulated depreciation and amortization          (13,236)           (8,600)
                                                          --------          --------
                                                          $ 11,260          $ 12,090
                                                          ========          ========

GOODWILL, INTANGIBLES AND OTHER ASSETS:
  Developed technology ..........................         $  3,897          $  4,340
  Purchased workforce ...........................              875               960
  Goodwill ......................................               --             1,643
  Other .........................................              334               375
                                                          --------          --------
                                                             5,106             7,318
  Less: accumulated amortization ................           (1,356)             (562)
                                                          --------          --------
                                                          $  3,750          $  6,756
                                                          ========          ========
ACCRUED LIABILITIES:
  Warranty and installation reserve .............         $  7,371          $  5,820
  Accrued compensation and benefits .............            5,041             1,214
  Income taxes ..................................            1,392             1,131
  Commissions ...................................            1,045               539
  Customer deposits .............................              253             2,690
  Deferred income ...............................            1,308             1,437
  Other .........................................            1,225             2,010
                                                          --------          --------
                                                          $ 17,635          $ 14,841
                                                          ========          ========

6. CAPITAL STOCK

COMMON STOCK

        In 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market. As of December 31, 1997, all 500,000 shares had been repurchased by the Company for funding the Company's Employee Stock Purchase Plan. Of the shares purchased, 400,000 shares were purchased prior to the Company's reincorporation in Delaware in September 1997, and were retired. The 100,000 shares repurchased after the reincorporation in Delaware are held as treasury stock. In 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock in the open market. As of December 31, 1999, the Company had repurchased 274,800 of these shares. The total cost of share repurchases was $2,987,000 and these shares are held as treasury stock.

STOCK OPTION PLAN

        In September 1989, the Company adopted an incentive and non-statutory stock option plan under which a total of 4,300,000 shares of Common Stock have been reserved for future issuance, including increases of 1,000,000 shares in 1996, 300,000 shares in 1997, 250,000 shares in 1998 and 1,125,000 shares in
1999. Options granted under this Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter.

        A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                             1999                     1998                       1997
                                                      ------------------        ------------------        ------------------
                                                                 WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                  AVERAGE                  AVERAGE                    AVERAGE
                                                                 EXERCISE                  EXERCISE                   EXERCISE
ACTIVITY                                             SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
--------                                              -----        -----        -----        -----        -----        -----
Outstanding at beginning of year .............        3,084        $6.19        3,067        $6.82        2,544        $5.62
Granted ......................................          881         9.97        1,337         5.71          926         9.66
Exercised ....................................         (489)        3.59         (380)        0.57         (182)        1.43
Forfeited ....................................         (333)        6.98         (940)        9.85         (221)        9.48
                                                      -----                     -----                     -----        -----
Outstanding at end of year ...................        3,143         7.57        3,084         6.19        3,067         6.82
                                                      =====                     =====                     =====
Exercisable, end of year .....................        1,353         6.85        1,138         5.35        1,361         3.97
                                                      =====                     =====                     =====
Weighted-average fair value per option granted                     $6.13                     $3.53                     $4.67
                                                                   =====                     =====                     =====


        In November 1998, the Board of Directors approved a proposal under which all employees, other than executive officers, could elect to cancel certain options in exchange for grants of new options with exercise prices which were equal to the fair value of the Company's Common Stock on the date of the Board's approval and for which a new four year vesting period commenced as of the new date of grant. Employees canceled options for the purchase of a total of 681,315 shares at exercise prices ranging from $3.41 to $24.50, in exchange for newly issued options with an exercise price of $6.00 per share, which was the fair market value on the date of the Board's approval.

        The following table summarizes information about stock options outstanding at December 31, 1999 (amounts in thousands except exercise price and contractual life):

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                          ---------------------------------------      --------------------------
                                        WEIGHTED-
                                         AVERAGE     WEIGHTED-                       WEIGHTED
   RANGE OF                             REMAINING     AVERAGE                         AVERAGE
EXERCISE PRICES           NUMBER          YEARS    EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------           ------          -----    --------------      ------      --------------
$0.20 -- $5.09             555             6.5         $ 3.45            407          $ 2.94

$5.13 -- $5.88             171             8.7         $ 5.54             51          $ 5.50

$6.00 -- $6.00             664             8.1         $ 6.00            267          $ 6.00

$6.06 -- $7.31             530             9.1         $ 7.04             30          $ 7.02

$7.50 -- $9.38             564             6.4         $ 8.90            338          $ 9.08

$9.75 -- $23.00            659             6.8         $12.48            260          $11.19
                         -----          ------         ------          -----          ------
                         3,143             7.5         $ 7.57          1,353          $ 6.85
                         =====          ======         ======          =====          ======

        Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions:

                                         1999           1998            1997
                                         ----           ----            ----
Expected dividend yield .......            --             --             --
Expected stock price volatility            80%            80%            60%
Risk-free interest rate .......           5.8%           4.5%           6.0%
Expected life of options ......        2 years        2 years         1 year

EMPLOYEE STOCK PURCHASE PLAN

        In August 1994, the Company adopted an employee stock purchase plan under which 1,925,000 shares of Common Stock have been reserved for future issuance, including an increase of 65,000 in 1996, 400,000 shares in 1997, 450,000 shares in 1998 and 475,000 shares in 1999. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock under the employee stock purchase plan and participants may not purchase more than $25,000 worth of Common Stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of Common Stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share of 85% of the market price of the Common Stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

        The weighted average fair value on the grant date of rights granted under the employee stock purchase plan was approximately $3.15 in 1999, $3.42 in 1998 and $2.96 in 1997.

        Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

                                         1999           1998          1997
                                         ----           ----          ----
Expected dividend yield .......            --             --             --
Expected stock price volatility            80%            80%            60%
Risk-free interest rate .......           5.8%           4.5%           6.0%
Expected life of options ......        2 years         1 year       6 months

PRO FORMA EFFECT OF STOCK BASED COMPENSATION PLANS

        In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its incentive stock option and employee stock purchase plans, and accordingly, does not recognize compensation cost in the statement of operations because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                            YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                               1999                1998                 1997
                                            ----------          ----------           ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported ....................          $     (849)         $  (22,367)          $    1,431
  Pro forma ......................          $   (5,430)         $  (25,471)          $   (2,154)
Diluted earnings (loss) per share:
  As reported ....................          $    (0.05)         $    (1.52)          $     0.09
  Pro forma ......................          $    (0.35)         $    (1.73)          $    (0.15)

        Since SFAS No. 123 method of accounting has not been applied to options granted prior to July 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

7. INCOME TAX PROVISION

        The components of income (loss) before provision for income taxes are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                             1999               1998               1997
                                                           --------           --------           --------
                                                                           (IN THOUSANDS)
Domestic income (loss) ..........................          $ (1,065)          $(22,467)          $  1,347
Foreign income ..................................               463                437                535
                                                           --------           --------           --------
  Income (loss) before provision for income taxes          $   (602)          $(22,030)          $  1,882
                                                           ========           ========           ========

        The provision for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        1999            1998              1997
                                      -------          -------           -------
                                                   (IN THOUSANDS)
Current:
  Federal ..................          $    --          $(3,589)          $   237
  State ....................               --             (633)                2
  Foreign ..................              247              337               237
                                      -------          -------           -------
Total Current ..............              247           (3,885)              476
                                      -------          -------           -------
Deferred:
  Federal ..................               --            3,589               180
  State ....................               --              633              (205)
                                      -------          -------           -------
Total Deferred .............               --            4,222               (25)
                                      -------          -------           -------
  Provision for income taxes          $   247          $   337           $   451
                                      =======          =======           =======

        The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                        1999              1998              1997
                                                       -------           -------           -------
                                                                     (IN THOUSANDS)
Provision (benefit) at statutory rate .......          $  (211)          $(7,710)          $   659
Research and development tax credits ........             (499)               --              (307)
State taxes, net of federal benefit .........                2                --                51
Foreign earnings taxed at higher rates ......               85               184                81
Benefit of foreign sales corporation ........               --                --               (51)
Deferred tax asset valuation allowance ......              816             7,863                --
Other .......................................               54                --                18
                                                       -------           -------           -------
Total provision for income taxes ............          $   247           $   337           $   451
                                                       =======           =======           =======

        Deferred tax assets are comprised of the following:

                                                          AS OF DECEMBER 31,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
                                                             (IN THOUSANDS)
Reserves not currently deductible .........          $  6,600           $  4,824
Deferred income ...........................               603                985
Net operating loss and credit carryforwards             6,905              6,682
Other .....................................               961              1,245
                                                     --------           --------
Total net deferred taxes ..................            15,069             13,736
Deferred tax assets valuation allowance ...           (15,069)           (13,736)
                                                     --------           --------
                                                     $     --           $     --
                                                     ========           ========

        The deferred tax assets valuation allowance at December 31, 1999 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets. At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $11.5 million which expire in 2019. This amount includes approximately $2.5 million of net operating loss carryforwards from the acquisition of Concept which are generally limited to a utilization of approximately $.2 million per year. The net operating loss carryforward also includes approximately $.7 million resulting from employee exercises of non qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income taxes. The deferred tax assets related to the acquisition of Concept, approximately $2.5 million as of December 31, 1999, if and when realized will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Federal and state research and development credit carryforwards of approximately $1.7 million are also available to reduce future Federal and state income taxes and expire in 2011 to 2019. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards which can be utilized.

8. EMPLOYEE BENEFIT PLANS

RETIREMENT/SAVINGS PLAN

        The Company has a retirement/savings plan, which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 1999, the Company made a matching contribution of $226,000 and in 1998, the Company made a matching contribution of $197,000. There were no matching contributions in 1997.

PROFIT SHARING PLAN

        The Company has a profit sharing plan, wherein, as determined by the board of directors, a percentage of income from operations is accrued and distributed to all employees excluding management. The total charge to operations under the profit sharing plan was approximately $80,000 for the year ended December 31, 1999, $0 for 1998, and $85,000 for 1997.

9. NET INCOME (LOSS) PER SHARE

        SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                 1999               1998               1997
                                                                               --------           --------           --------
NET INCOME ..........................................................          $   (849)          $(22,367)          $  1,431
BASIC EARNINGS (LOSS) PER SHARE:
  Income available to common shareholders ...........................          $   (849)          $(22,367)          $  1,431
  Weighted average common shares outstanding ........................            15,730             14,720             14,117
                                                                               --------           --------           --------

  Basic earnings (loss) per share ...................................          $  (0.05)          $  (1.52)          $   0.10
                                                                               ========           ========           ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income available to common shareholders ...........................          $   (849)          $(22,367)          $  1,431
  Weighted average common shares outstanding ........................            15,730             14,720             14,117

  Diluted potential common shares from stock options ................                --                 --              1,194
                                                                               --------           --------           --------

  Weighted average common shares and dilutive potential common shares            15,730             14,720             15,311
                                                                               --------           --------           --------

  Diluted earnings (loss) per share .................................          $  (0.05)          $  (1.52)          $   0.09
                                                                               ========           ========           ========

        Total stock options outstanding at December 31, 1999 of 3,143,000 and at December 31, 1998 of 3,084,000 and options to purchase 221,000 weighted shares outstanding during 1997 were excluded from the computations of diluted earnings
(loss) per share because of their anti-dilutive effect on diluted earnings
(loss) per share.

10. CERTAIN TRANSACTIONS

        The Company has a distribution agreement with Marubeni Solutions Corp., a Japanese distributor. The Company formed a subsidiary in Japan in October 1995 in which Marubeni has a 19% minority interest. In 1999, the Company shifted its strategy to a direct sales model. The Company is in the process of terminating its distribution relationship with Marubeni and establishing its own sales force in Japan.

        The following is a summary of the Company's transactions with Marubeni (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                            1999              1998              1997
                                                          -------           -------           -------
Net sales to the distributor for the period ....          $10,706           $ 9,289           $ 9,987
Percentage of net sales ........................             10.3%             15.7%             13.0%
Accounts receivable at period end ..............          $   803           $ 2,103           $ 1,555
Deferred income at period end ..................          $   591           $   591           $   591
Minority interest in joint venture at period end          $   159           $   180           $   200


        Upon termination of the distribution agreement, the Company may be required to repurchase up to a maximum of $1,000,000 of inventory related to the Company's sales to Marubeni. The Company recorded deferred income at the time of sale to cover this right of return. At December 31, 1999 and 1998, deferred income of $591,000 related to this agreement resulted from deferred revenue of $1,000,000, less the estimated inventory value to the Company of $409,000.

        The Company purchases certain inventory parts from a supplier company, which is majority owned by the Chief Executive Officer of the Company. Net purchases were $680,000 for the year ended December 31, 1999, $363,000 for 1998 and $739,000 for 1997.

11. REPORTABLE SEGMENTS

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chairman and Chief Executive Officer of the Company, is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment.

        The following is net sales information by geographic area for the years ended December 31 (in thousands):

                         1999              1998              1997
                       --------          --------          --------
United States          $ 30,428          $ 19,395          $ 26,831
Japan .......            10,706             9,289             9,987
Taiwan ......            20,173            14,057            21,634
Korea .......            22,081             2,247             2,798
Singapore ...             8,441             3,845            10,961
Europe ......            11,629            10,353             4,519
                       --------          --------          --------
                       $103,458          $ 59,186          $ 76,730
                       ========          ========          ========

        The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

        For the purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. The Company had sales to one customer of 11% of net sales in 1997 and 20% of net sales to another customer in 1999. In 1998, no sales to a single customer exceeded 10% of net sales.

12. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

CURRENCY SWAP CONTRACTS

        Currency swap contracts are entered into primarily to hedge against the short term impact of fluctuations in the Yen-denominated monetary assets of the Company's subsidiary in Japan. At December 31, 1999, the Company had a contract to sell 21.0 million Yen ($200,000) which matures in 2000. Because the impact of movements in currency exchange rates on currency swap contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency unrealized transaction gains and losses as of December 31, 1999 and realized transaction gains and losses to date have not been material.

CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short term investments, trade accounts receivable and financial instruments used in hedging activities.

        The Company invests in a variety of financial instruments such as certificates of deposit, corporate bonds and treasury bills. The Company limits the amount of credit exposure to any one financial institution or commercial issuer.

        The fair values of the Company's cash and cash equivalents and short term investments are not significantly different than cost. All short term investments mature within one year.

        The Company's trade accounts receivable are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers (semiconductor manufacturers and its Japanese distributor) and to date has not experienced any material losses.

        The Company is exposed to credit loss in the event of non performance by counterparties on the currency swap contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

13. COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities under operating leases, which expire at various dates through 2003, with minimum annual rental commitments as follows (in thousands):

2000.....................................................   $1,722
2001.....................................................      856
2002.....................................................      709
2003.....................................................      236
2004.....................................................       --
                                                            ------
                                                            $3,523
                                                            ======

        Rent expense was $1,932,000 for 1999, $2,009,000 for 1998, and
$1,755,000 for 1997.

        The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

14. SUBSEQUENT EVENTS (UNAUDITED)

        On January 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to a proposed underwritten public offering of up to 3.45 million shares of the Company's common stock. The net proceeds of approximately $100 million are expected to be used for general corporate purposes, principally working capital and capital expenditures.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mattson Technology, Inc.:

        We have audited the accompanying consolidated balance sheet of Mattson Technology, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattson Technology, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

San Jose, California
January 21, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mattson Technology, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
February 9, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be set forth in the 2000 Proxy Statement under the captions "Election of Directors" and "Additional Information" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item will be set forth in the 2000 Proxy Statement under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information related to security ownership of certain beneficial owners and security ownership of management will be set forth in the 2000 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information that is required by this item will be included in the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements

                 The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in
                 Item 8 on page 31.

        (a)(2) Financial Statement Schedules

                 All financial statement schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (a)(3) Exhibits

                                                               Management Contract
Exhibit                                                        or Compensatory Plan
Number                Description                              or Arrangement            Notes
------                -----------                              --------------        -------------
  3.1*    Restated Articles of Incorporation of the Company                                (1)
  3.2*    Bylaws of the Registrant                                                         (1)
  4.1*    Form of Stock Certificate                                                        (1)
 10.1*    Marubeni Japanese Distribution Agreement, as amended                             (2)
 10.2*    1989 Stock Option plan, as amended                           C                   (3)
 10.3*    1994 Employee Stock Purchase Plan                            C                   (1)
 10.4*    Form of Indemnification Agreement                            C                   (1)
 21.1     Subsidiaries of Registrant
 23.1     Consent of Independent Public Accountants
 23.2     Consent of Independent Accountants
 24.1     Power of Attorney (See page 49 of this form 10-K)
 27       Financial Data Schedule

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

(3) Incorporated by reference to the corresponding Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-39129).


                 The 2000 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the
                 Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

                 Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

        (b) Reports on Form 8-K

                 On November 5, 1999, the Registrant filed a report on Form 8-K in connection with a change in the Registrant's Independent Public Accountant.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MATTSON TECHNOLOGY, INC. (Registrant)



                             By: / s/ Brad Mattson             February 14, 2000
                                ---------------------------
                                Brad Mattson
                                Chief Executive Officer


KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Brad Mattson and Brian McDonald, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in all capacities, to sign any amendments to this form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ BRAD MATTSON                    Chief Executive                            February 14, 2000
-----------------------------       Officer and Director
Brad Mattson                        (Principal Executive Officer)

/s/ BRIAN MCDONALD                  Vice President - Finance                   February 14, 2000
-----------------------------       and Chief Financial Officer
Brian McDonald                      (Principal Financial and
                                    Accounting Officer)

/s/ JOHN SAVAGE                     Director                                   February 14, 2000
-----------------------------
John Savage


/s/ SHIGERU NAKAYAMA                Director                                   February 14, 2000
-----------------------------
Shigeru Nakayama


/s/ KENNETH SMITH                   Director                                   February 14, 2000
-----------------------------
Kenneth Smith


/s/ KENNETH KANNAPPAN               Director                                   February 14, 2000
-----------------------------
Kenneth Kannappan

                                  EXHIBIT INDEX


The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.



                                                               Management Contract
Exhibit                                                        or Compensatory Plan
Number                Description                              or Arrangement            Notes
------                -----------                              --------------        -------------
  3.1*    Restated Articles of Incorporation of the Company                                (1)
  3.2*    Bylaws of the Registrant                                                         (1)
  4.1*    Form of Stock Certificate                                                        (1)
 10.1*    Marubeni Japanese Distribution Agreement, as amended                             (2)
 10.2*    1989 Stock Option plan, as amended                           C                   (3)
 10.3*    1994 Employee Stock Purchase Plan                            C                   (1)
 10.4*    Form of Indemnification Agreement                            C                   (1)
 21.1     Subsidiaries of Registrant
 23.1     Consent of Independent Public Accountants
 23.2     Consent of Independent Accountants
 24.1     Power of Attorney (See page 49 of this form 10-K)
 27       Financial Data Schedule

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