Form 10-Q
period 2000-03-26
MATTSON TECHNOLOGY INC
filed 2000-05-10
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                 -------------

                            MATTSON TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   77-0208119
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2800 BAYVIEW DRIVE
FREMONT, CALIFORNIA                                           94538
(Address of principal executive offices)                   (Zip Code)

                                 (510) 657-5900
              (Registrant's telephone number, including area code)

                                 -------------

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

  Number of shares of common stock outstanding as of April 24, 2000: 19,709,550

                         PART I -- FINANCIAL INFORMATION


1.      FINANCIAL STATEMENTS

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS


                                                    MAR. 26,       DEC. 31,
                                                      2000          1999
                                                   ---------       --------
Current assets:
    Cash and cash equivalents                      $ 127,606       $ 16,965
    Accounts receivable, net                          36,110         21,500
    Inventories                                       29,018         25,374
    Prepaid expenses and other current assets          2,275          2,299
                                                   ---------       --------
      Total current assets                           195,009         66,138
Property and equipment, net                           11,012         11,260
Goodwill, intangibles and other assets                 3,438          3,750
                                                   ---------       --------
                                                   $ 209,459       $ 81,148
                                                   =========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                 $      --       $  3,000
    Accounts payable                                   8,631          8,494
    Accrued liabilities                               20,384         17,635
                                                   ---------       --------
      Total current liabilities                       29,015         29,129
                                                   ---------       --------

Stockholders' equity:
    Common stock                                          19             16
    Additional paid in capital                       190,690         66,280
    Retained earnings (deficit)                       (7,080)       (11,099)
    Treasury stock                                    (2,987)        (2,987)
    Accumulated other comprehensive loss                (198)          (191)
                                                   ---------       --------
      Total stockholders' equity                     180,444         52,019
                                                   ---------       --------
                                                   $ 209,459       $ 81,148
                                                   =========       ========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                  THREE MONTHS ENDED
                                                -----------------------
                                                MAR. 26,       MAR. 28,
                                                  2000           1999
                                                --------       --------
Net sales                                       $ 42,581       $ 14,320
Cost of sales                                     21,606          7,076
                                                --------       --------
  Gross profit                                    20,975          7,244
                                                --------       --------
Operating expenses:
  Research, development and engineering            6,298          3,898
  Selling, general and administrative             10,610          6,031
                                                --------       --------
    Total operating expenses                      16,908          9,929
                                                --------       --------
Income (loss) from operations                      4,067         (2,685)
Interest and other income, net                       398            293
                                                --------       --------
Income (loss) before income taxes                  4,465         (2,392)
Provision for income taxes                           446             49
                                                --------       --------
Net income (loss)                               $  4,019       $ (2,441)
                                                ========       ========

Net income (loss) per share:
    Basic                                       $   0.24       $  (0.16)
                                                ========       ========
    Diluted                                     $   0.21       $  (0.16)
                                                ========       ========
Shares used in computing net income (loss)
per share:
    Basic                                         16,863         15,423
                                                ========       ========
    Diluted                                       19,184         15,423
                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                THREE MONTHS ENDED
                                                               ------------------------
                                                                MAR. 26,       MAR. 28,
                                                                  2000           1999
                                                               ---------       --------
Cash flows from operating activities:
    Net income (loss)                                          $   4,019       $ (2,441)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                1,387          1,318
      Changes in assets and liabilities:
         Accounts receivable                                     (14,610)        (3,516)
         Inventories                                              (3,644)        (3,376)
         Prepaid expenses and other current assets                    24            (94)
         Other assets                                                 32            168
         Accounts payable                                            137          1,936
         Accrued liabilities                                       2,749            379
                                                               ---------       --------
      Net cash used in operating activities                       (9,906)        (5,626)
                                                               ---------       --------
Cash flows from investing activities:
    Acquisition of property and equipment                           (859)          (485)
    Sales and maturities of short-term investments                    --          8,128
                                                               ---------       --------
      Net cash (used in) provided by investing activities           (859)         7,643
                                                               ---------       --------
Cash flows from financing activities:
    Repayment of line of credit                                   (3,000)            --
    Proceeds from the issuance of Common Stock, net              124,413             29
                                                               ---------       --------
      Net cash provided by financing activities                  121,413             29
                                                               ---------       --------
Effect of exchange rate changes on cash and cash equivalents          (7)           (89)
                                                               ---------       --------
Net increase  in cash and cash equivalents                       110,641          1,957
Cash and cash equivalents, beginning of period                    16,965         11,863
                                                               ---------       --------
Cash and cash equivalents, end of period                       $ 127,606       $ 13,820
                                                               =========       ========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

The financial statements should be read in conjunction with the audited financial statements included in our Annual Report for the year ended December 31, 1999.

The results of operations for the three months ended March 26, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.


NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                               MAR. 26,     DEC. 31,
                                                 2000        1999
                                               --------     --------
Inventories:
    Purchased parts and raw materials          $17,266      $13,656
    Work-in-process                             10,491        9,433
    Evaluation systems                           1,261        2,285
                                               -------      -------
                                               $29,018      $25,374
                                               =======      =======

Accrued liabilities:
    Warranty and installation reserve          $ 8,421      $ 7,371
    Accrued compensation and benefits            4,601        5,041
    Income taxes                                 1,733        1,392
    Commissions                                    832        1,045
    Deferred income and customer deposits        3,607        1,561
    Other                                        1,190        1,225
                                               -------      -------
                                               $20,384      $17,635
                                               =======      =======


NOTE 3  ACQUISITION OF CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998, we acquired Concept Systems Design. The transaction was achieved through the merger of a wholly owned subsidiary of the Company with and into Concept. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept.

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

                                                                 THREE MONTHS ENDED
                                                               ---------------------
                                                               MAR. 26,     MAR. 28,
                                                                 2000         1999
                                                               --------     --------
     NET INCOME (LOSS) .....................................   $ 4,019      $ (2,441)

     BASIC EARNINGS (LOSS) PER SHARE:
       Income (loss) available to common shareholders ......   $ 4,019      $ (2,441)
       Weighted average common shares outstanding ..........    16,863        15,423
                                                               -------      --------

       Basic earnings (loss) per share .....................   $  0.24      $  (0.16)
                                                               =======      ========

     DILUTED EARNINGS (LOSS) PER SHARE:
       Income (loss) available to common shareholders ......   $ 4,019      $ (2,441)
       Weighted average common shares outstanding ..........    16,863        15,423

       Diluted potential common shares from stock options ..     2,321            --
                                                               -------      --------

       Weighted average common shares and dilutive
       potential common shares .............................    19,184        15,423
                                                               -------      --------

       Diluted earnings (loss) per share ...................   $  0.21      $  (0.16)
                                                               =======      ========

Options to purchase 4,756 shares during the three months ended March 26, 2000 were excluded from the computation of diluted EPS because these options' exercise price were greater than the average market price of the Company's common stock during the period. Total stock options outstanding at March 28, 1999 of 2,893,816 were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive due to the loss available to common stockholders.


NOTE 5 COMPREHENSIVE INCOME

SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (loss):
(in thousands)


                                                THREE MONTHS ENDED
                                              ---------------------
                                              MAR. 26,      MAR. 28,
                                                2000          1999
                                              -------       -------
Net income (loss)                             $ 4,019       $(2,441)

Foreign currency translation adjustments           (7)          (92)
                                              -------       -------

Comprehensive income (loss)                   $ 4,012       $(2,533)
                                              =======       =======

The components of accumulated other comprehensive income, net of related tax are as follows:

                                              MAR. 26,      DEC. 31,
(in thousands)                                  2000          1999
                                              -------       -------
Cumulative translation adjustments            $  (198)      $  (191)
                                              =======       =======


NOTE 6 REPORTABLE SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chairman and Chief Executive Officer of the Company, is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed.


NOTE 7 LINE OF CREDIT

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expires in July 2000. All borrowings under this line of credit bear interest at a per annum rate equal to the lender's prime rate, which was 8.75% at March 26, 2000. The line of credit is secured by our accounts receivable and other tangible assets. During the third quarter of 1999 we had borrowed $3.0 million against the revolving line of credit. This outstanding balance was fully repaid during the first quarter of 2000. Our revolving credit line requires us to maintain certain quarterly financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants at March 26, 2000.


NOTE 8 REVENUE RECOGNITION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth or incorporated by reference under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this report.


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

We had net income of $4.0 million during the first quarter ended March 26, 2000. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, the ability for us to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by the Company, its competitors, customers, or suppliers and the mix of products sold. We are increasing our expense levels to support long term growth in our business. As a result, we are dependent upon increases in sales in order to sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, a change in revenue recognition practices could have a material affect on revenue in any particular reporting period. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position and may be required to adopt SAB 101 in the second quarter of 2000.

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


RESULTS OF OPERATIONS

The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MAR. 26,     MAR. 28,
                                                             2000         1999
                                                           --------     --------
Net sales                                                    100%          100%
Cost of sales                                                 51%           49%
                                                             ----         -----
    Gross margin                                              49%           51%
                                                             ----         -----
Operating expenses:
    Research, development and engineering                     15%           27%
    Selling, general and administrative                       25%           42%
      Total operating expenses                                40%           69%
Income (loss) from operations                                 10%          (19%)
Income (loss) before income taxes                             10%          (17%)
Net income (loss)                                              9%          (17%)

Net Sales

Net sales for the first quarter of 2000 increased 198% to $42.6 million from $14.3 million for the same quarter last year. The increase in quarterly sales reflects a 280% increase in unit sales for the first quarter of 2000 compared to the first quarter of 1999. This increase was offset by a different product mix sold during the first quarter of 2000 as compared to the same quarter last year.

First quarter bookings were $57.4 million, an increase of 171% compared to bookings of $21.2 million in the first quarter of 1999, resulting in a book to bill ratio of 1.3 to 1.0. Backlog increased by $41.4 million to $70.9 million in the first quarter 2000 from $29.5 million in the first quarter of 1999.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 62% and 36% of net sales for the first quarter of 2000 and 1999, respectively. In 1999, we shifted our strategy in Japan to a direct sales model. We are in the process of terminating our distributor relationship with Marubeni and establishing our own direct sales force in Japan. We believe that the transition to direct sales will be completed during the first half of 2000. We anticipate that international sales will continue to account for a significant portion of total net sales for 2000.

Gross Margin

Our gross margin for the first quarter of 2000 decreased to 49% from 51% for the first quarter of 1999. The decrease in gross margins was principally due to a different product mix sold during the first quarter of 2000 as compared to the same period last year.

Our gross margin may continue to be affected by a variety of factors. Although we have not offered substantial discounts on our systems to date, there can be no assurance that we will not continue to experience pricing pressures in the future. Our gross margin on international sales, other than sales through Marubeni, is substantially the same as domestic sales. Sales to Marubeni typically carry a lower gross margin, as Marubeni was primarily responsible for sales and support costs in Japan. We are in the process of terminating our distribution relationship with Marubeni and shifting to a direct sales model in Japan. We anticipate this process to be completed in the first half of 2000.

Research, Development and Engineering

Research, development and engineering expenses for the first quarter of 2000 were $6.3 million, or 15% of net sales, as compared to $3.9 million, or 27% of net sales, for the first quarter of 1999. The increase was primarily due to compensation and related benefits, which increased to $2.9 million in the first quarter of 2000 from $1.8 million in the first quarter of last year and engineering materials, which increased to $1.4 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. The increase in compensation and related benefits expense was due to increased personnel required to support our anticipated growth. The increase in engineering materials is due to ongoing and new product development. The decrease in research, development and engineering materials as a percentage of net sales during the first quarter of 2000 as compared to the same period last year is due to increased sales during the first quarter of 2000.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of 2000 were $10.6 million, or 25% of net sales, as compared to $6.0 million, or 42% of net sales, for the first quarter of 1999. The increase was primarily due to a $3.2 million increase in compensation and related benefits, a $0.5 million increase in outside services, a $0.3 million increase in advertising and promotion expenses and a $0.2 million increase in travel and entertainment expenses. Compensation and related benefits expense increased as we hired more personnel to support the increase in sales activity. Outside services increased as we utilized more contractors to support the increase in sales volume. Advertising and promotion expenses increased as we had more tradeshow and advertising activity during the first quarter of 2000 as compared to the same quarter last year. Lastly, travel and entertainment expenses continue to increase as our sales activity increased during the first quarter of 2000. The decrease in selling, general and administrative expenses as a percentage of net sales during the first quarter of 2000 as compared to the same period last year is due to higher revenues during the first quarter of 2000.

Provision for Income Taxes

During the first quarter of 2000, we provided taxes at an effective tax rate of 10%. The 2000 tax rate is less than the federal statutory rate primarily as a result of having fully reserved deferred tax assets due to the uncertainty of their realization, offset by income tax liability for our foreign operations. We intend to evaluate the realization of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Our cash and cash equivalents and short term investments were $128 million at March 26, 2000, an increase of $111 million from cash and cash equivalents and short term investments of $17 million at December 31, 1999. We did not have an outstanding balance on our line of credit and no long term debt at March 26, 2000. Stockholders' equity at March 26, 2000 was approximately $180 million.

Net cash used in operating activities was $9.9 million during the first quarter of 2000 as compared to $5.6 million during the same quarter last year. The net cash used in operating activities during the first quarter of 2000 was primarily due to an increase in accounts receivable and inventories of $14.6 million and $3.6 million, respectively.

The increase in accounts receivable and inventories was partially offset by our net income of $4.0 million and depreciation and amortization expense of $1.4 million.

Net cash used in investing activities was $0.9 million during the first quarter of 2000 as compared to net cash provided by investing activities of $7.6 million during the first quarter of 1999. The net cash used in investing activities during the first quarter of 2000 is attributable to the purchase of property and equipment of $0.9 million. The net cash provided by investing activities during the same quarter last year was attributable to the sale of short term investments of $8.1 million offset by purchases of property and equipment of $0.5 million.

Net cash provided by financing activities was $121 million during the first quarter of 2000 as compared to $29,000 during the same period last year. The net cash provided by financing activities during the first quarter of 2000 is primarily attributable to the completion of our follow on public offering of 3,000,0000 shares of common stock on March 8, 2000. The public offering price was $42.50 per share before offering costs. This increase was offset by a $3.0 million repayment against our line of credit.

Our Board of Directors authorized us to repurchase, through the year 2000, up to 1,000,000 shares of our Common Stock in the open market from time to time. As of March 26, 2000, 274,800 of these shares had been repurchased by the Company. We do not intend to repurchase any additional shares of our stock under this repurchase program.

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expires in July 2000. All borrowings under this line of credit bear interest at a per annum rate equal to the lender's prime rate, which was 8.75% at March 26, 2000. The line of credit is secured by our accounts receivable and other tangible assets. We borrowed $3.0 million against this line of credit during the third quarter of 1999 and repaid the balance in full during the first quarter of 2000. The line of credit requires us to maintain certain financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants at March 26, 2000.

On March 8, 2000 we completed our public offering of 3,000,000 shares of our common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. We expect to use the net proceeds for general corporate purposes, principally working capital and capital expenditures. We currently anticipate that the net proceeds from the offering discussed above, together with our current cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and any potential acquisitions. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

In this report and from time to time, we may make forward looking statements regarding, among other matters, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including those set forth in our Annual Report on Form 10-K, all of which are incorporated here by reference, and the following:

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

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED
RESULTS OF OPERATIONS

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results.

In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides new interpretive guidance on applying GAAP to revenue recognition issues in financial statements. Among other things, SAB 101 would result in a change from the established practice in the semiconductor equipment industry and many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, such a change in revenue recognition practices could have a material affect on our revenue in any particular reporting period. We may be required to adopt SAB 101 in the second quarter of 2000. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

As of March 26, 2000, we had no short term investments and thus no exposure to changes in market values for investments.

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

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     Exhibits

           3.1*  Restated Articles of Incorporation of the Company (1)

           3.2*  Bylaws of the Registrant (1)

           10.1* Form of Underwriting Agreement. (2)

           Exhibit 27 (Electronic filing only)

           (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.

           (2) Incorporated by reference to Exhibit 1.1 previously filed as part of Registrant's Registration Statement on Form S-3 (333-95667).

   (b)    Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MATTSON TECHNOLOGY, INC.




Date: May 9, 2000                               /s/ Brian R. McDonald
                                        ------------------------------------
                                                  Brian R. McDonald
                                              Vice President of Finance
                                             and Chief Financial Officer
                                           (as principal financial officer
                                            and on behalf of Registrant)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule