Form 10-Q
period 2000-06-25
MATTSON TECHNOLOGY INC
filed 2000-08-09
CIK 928421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2000

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

                            Yes    [X]    No    [ ]

   Number of shares of common stock outstanding as of July 23 2000: 20,138,092

                         PART I -- FINANCIAL INFORMATION


1.      FINANCIAL STATEMENTS

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                    JUNE 25,        DEC. 31,
                                                     2000            1999
                                                   ---------       ---------
Current assets:
    Cash and cash equivalents                      $ 125,493       $  16,965
    Accounts receivable, net                          41,432          21,500
    Inventories                                       36,516          25,374
    Prepaid expenses and other current assets          2,396           2,299
                                                   ---------       ---------
      Total current assets                           205,837          66,138
Property and equipment, net                           11,450          11,260
Goodwill, intangibles and other assets                 3,921           3,750
                                                   ---------       ---------
                                                   $ 221,208       $  81,148
                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                 $      --       $   3,000
    Accounts payable                                  10,193           8,494
    Accrued liabilities                               21,580          17,635
                                                   ---------       ---------
      Total current liabilities                       31,773          29,129
                                                   ---------       ---------

Stockholders' equity:
    Common stock                                          20              16
    Additional paid in capital                       193,235          66,280
    Retained earnings (deficit)                         (609)        (11,099)
    Treasury stock                                    (2,987)         (2,987)
    Accumulated other comprehensive loss                (224)           (191)
                                                   ---------       ---------
      Total stockholders' equity                     189,435          52,019
                                                   ---------       ---------
                                                   $ 221,208       $  81,148
                                                   =========       =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ----------------------       ----------------------
                                                JUNE 25,      JUNE 27,       JUNE 25,      JUNE 27,
                                                  2000          1999           2000          1999
                                                --------      --------       --------      --------
Net sales                                       $ 50,130      $ 24,128       $ 92,711      $ 38,448
Cost of sales                                     24,564        12,748         46,170        19,824
                                                --------      --------       --------      --------
  Gross profit                                    25,566        11,380         46,541        18,624
                                                --------      --------       --------      --------
Operating expenses:
  Research, development and engineering            6,867         4,525         13,165         8,423
  Selling, general and administrative             13,020         7,106         23,630        13,137
                                                --------      --------       --------      --------
    Total operating expenses                      19,887        11,631         36,795        21,560
                                                --------      --------       --------      --------
Income (loss) from operations                      5,679          (251)         9,746        (2,936)
Interest and other income, net                     1,511           133          1,909           426
                                                --------      --------       --------      --------
Income (loss) before income taxes                  7,190          (118)        11,655        (2,510)
Provision for income taxes                           719            68          1,165           117
                                                --------      --------       --------      --------
Net income (loss)                               $  6,471      $   (186)      $ 10,490      $ (2,627)
                                                ========      ========       ========      ========

Net income (loss) per share:
    Basic                                       $   0.33      $  (0.01)      $   0.57      $  (0.17)
                                                ========      ========       ========      ========
    Diluted                                     $   0.30      $  (0.01)      $   0.51      $  (0.17)
                                                ========      ========       ========      ========
Shares used in computing net income (loss)
  per share:
    Basic                                         19,877        15,601         18,370        15,512
                                                ========      ========       ========      ========
    Diluted                                       21,929        15,601         20,422        15,512
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

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                       SIX MONTHS ENDED
                                                                  -------------------------
                                                                  JUNE 25,         JUNE 27,
                                                                    2000            1999
                                                                  ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                             $  10,490       $  (2,627)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                   2,264           2,360
      Amortization of intangibles                                       451             207
      Changes in assets and liabilities:
         Accounts receivable                                        (19,932)        (10,729)
         Inventories                                                (11,142)         (4,598)
         Prepaid expenses and other current assets                      (97)          4,153
         Goodwill, intangibles and other assets                        (622)             --
         Accounts payable                                             1,699           1,527
         Accrued liabilities                                          3,945           1,041
                                                                  ---------       ---------
      Net cash used in operating activities                         (12,944)         (8,666)
                                                                  ---------       ---------
Cash flows from investing activities:
    Acquisition of property and equipment                            (2,454)           (861)
    Sales and maturities of short-term investments                       --           8,128
                                                                  ---------       ---------
      Net cash (used in) provided by investing activities            (2,454)          7,267
                                                                  ---------       ---------
Cash flows from financing activities:
    Repayment of line of credit                                      (3,000)             --
    Increase in offering costs                                       (8,536)             --
    Proceeds from the issuance of Common Stock, net                 135,495             741
                                                                  ---------       ---------
      Net cash provided by financing activities                     123,959             741
                                                                  ---------       ---------
Effect of exchange rate changes on cash and cash equivalents            (33)            (50)
                                                                  ---------       ---------
Net increase (decrease)  in cash and cash equivalents               108,528            (708)
Cash and cash equivalents, beginning of period                       16,965          11,863
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $ 125,493       $  11,155
                                                                  =========       =========



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

The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the three month and six month periods ended June 25, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.


NOTE 2  BALANCE SHEET DETAIL (IN THOUSANDS):

                                               JUNE 25,      DEC. 31,
                                                 2000          1999
                                               --------      --------
Inventories:
    Purchased parts and raw materials          $ 22,459      $ 13,656
    Work-in-process                              10,829         9,433
    Evaluation systems                            3,228         2,285
                                               --------      --------
                                               $ 36,516      $ 25,374
                                               ========      ========
Accrued liabilities:
    Warranty and installation reserve          $  9,510      $  7,371
    Accrued compensation and benefits             5,464         5,041
    Income taxes                                  1,830         1,392
    Commissions                                   1,357         1,045
    Deferred income and customer deposits         1,769         1,561
    Other                                         1,650         1,225
                                               --------      --------
                                               $ 21,580      $ 17,635
                                               ========      ========


NOTE 3  ACQUISITION OF CONCEPT SYSTEMS DESIGN, INC.

On July 24, 1998, we acquired Concept Systems Design. The transaction was achieved through the merger of a wholly owned subsidiary of the Company with and into Concept and has been accounted for as a purchase. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept.

In addition to the issuance of the 795,138 shares mentioned above, the agreement for the acquisition of Concept also includes the contingent issuance and distribution of 100,000 shares of Mattson Common Stock to the Concept shareholders if Concept achieves net revenues of at least $16,667,000 during the first 24 full calendar months following the acquisition date. These revenue goals were not achieved by Concept during the specified period, and no such additional shares will be issued.

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

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  ----------------------       ----------------------
                                                                  JUNE 25,      JUNE 27,       JUNE 25,      JUNE 27,
                                                                    2000          1999           2000          1999
                                                                  --------      --------       --------      --------
NET INCOME (LOSS) ..........................................      $  6,471      $   (186)      $ 10,490      $ (2,627)

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common shareholders ...........      $  6,471      $   (186)      $ 10,490      $ (2,627)
  Weighted average common shares outstanding ...............        19,877        15,601         18,370        15,512
                                                                  --------      --------       --------      --------

  Basic earnings (loss) per share ..........................      $   0.33      $  (0.01)      $   0.57      $  (0.17)
                                                                  ========      ========       ========      ========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common shareholders ...........      $  6,471      $   (186)      $ 10,490      $ (2,627)
  Weighted average common shares outstanding ...............        19,877        15,601         18,370        15,512
  Diluted potential common shares from stock options .......         2,052            --          2,052            --
                                                                  --------      --------       --------      --------

  Weighted average common shares and dilutive
    potential common shares ................................        21,929        15,601         20,422        15,512
                                                                  --------      --------       --------      --------

  Diluted earnings (loss) per share ........................      $   0.30      $  (0.01)      $   0.51      $  (0.17)
                                                                  ========      ========       ========      ========


Options to purchase 101,725 shares during the three months ended June 25, 2000 were excluded from the computation of diluted EPS because these options' exercise price were greater than the average market price of the Company's common stock during the period. Total stock options outstanding at June 27, 1999 of 2,920,933 were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive due to the loss available to common stockholders.


NOTE 5 COMPREHENSIVE INCOME

SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (loss):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             -----------------------       -----------------------
     (in thousands)                                          JUNE 25,       JUNE 27,       JUNE 25,       JUNE 27,
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
     Net income (loss) ................................      $  6,471       $   (186)      $ 10,490       $ (2,627)

     Foreign currency translation adjustments .........           (26)            38            (33)           (50)
                                                             --------       --------       --------       --------

     Comprehensive income (loss) ......................      $  6,445       $   (148)      $ 10,457       $ (2,677)
                                                             ========       ========       ========       ========

The components of accumulated other comprehensive income, net of related tax are as follows:

     (in thousands)                                JUNE 25,       DEC. 31,
                                                     2000           1999
                                                   --------       --------
     Cumulative translation adjustments .....      $   (224)      $   (191)
                                                   ========       ========

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


NOTE 7 LINE OF CREDIT

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expired in July 2000. All borrowings under this line of credit bore interest at a per annum rate equal to the lender's prime rate, which was 9.75% at June 25, 2000. The line of credit was secured by our accounts receivable and other tangible assets. During the third quarter of 1999 we had borrowed $3.0 million against this revolving line of credit. This outstanding balance was fully repaid during the first quarter of 2000. Our revolving credit line required us to maintain certain quarterly financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants at June 25, 2000. At this time the Company is reviewing further line of credit requirements.


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

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, a change in revenue recognition practices could have a material affect on revenue in any particular reporting period. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position and may be required to adopt SAB 101 in the fourth quarter of 2000.


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

On June 27, 2000, we entered into a definitive Strategic Business Combination Agreement to acquire the semiconductor equipment division of STEAG Electronic Systems AG (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. We announced these agreements in our June 28 press release. Please see the discussion below under the caption "Pending Mergers and Acquisitions". Further information about the transactions is available in filings we have made with the SEC.

OVERVIEW

We are a leading supplier of advanced, high-productivity semiconductor processing equipment used in the fabrication of integrated circuits. We currently offer Aspen Strip, CVD, RTP, LiteEtch and EpiPro products. We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our current Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. In 1999 and the first half of 2000, we derived a substantial majority of our sales from our Aspen Strip systems and our CVD Systems, with our remaining sales derived from our RTP, LiteEtch and Epi systems, as well as spare parts and maintenance services.


We had net income of $6.5 million during the second quarter ended June 25, 2000. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products we sell. We are increasing our expense levels to support long term growth in our business. As a result, we are dependent upon increases in sales in order to sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                               -----------------------        -----------------------
                                               JUNE 25,       JUNE 27,        JUNE 25,       JUNE 27,
                                                 2000           1999            2000           1999
                                               --------       --------        --------       --------
Net sales                                           100%           100%            100%           100%
Cost of sales                                        49%            53%             50%            52%
                                               --------       --------        --------       --------
    Gross margin                                     51%            47%             50%            48%
                                               --------       --------        --------       --------
Operating expenses:
    Research, development and engineering            14%            19%             14%            22%
    Selling, general and administrative              26%            29%             26%            34%
      Total operating expenses                       40%            48%             40%            56%
Income (loss) from operations                        11%            (1%)            11%            (8%)
Income (loss) before income taxes                    14%            (1%)            13%            (7%)
Net income (loss)                                    13%            (1%)            11%            (7%)

NET SALES

Net sales for the second quarter of 2000 increased 108% to $50.1 million from $24.1 million for the same quarter last year. The increase in quarterly sales reflects a 136% increase in unit sales for the second quarter of 2000 compared to the second quarter of 1999. This increase was partially offset by a different product mix and a resulting per unit average sales price for products sold during the second quarter of 2000 as compared to the same quarter last year.

Second quarter bookings were $65.7 million, an increase of 122% compared to bookings of $29.6 million in the second quarter of 1999, resulting in a book to bill ratio of 1.3 to 1.0 for the second quarter of 2000. Backlog increased by $51.5 million to $86.5 million in the second quarter 2000 from $35 million in the second quarter of 1999.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 66% and 70% of net sales for the second quarter of 2000 and 1999, respectively. In 1999, we shifted our strategy in Japan to a direct sales model, and we completed this transition during the second quarter of 2000. We anticipate that international sales will continue to account for a significant portion of total net sales for 2000.

GROSS MARGIN

Our gross margin for the second quarter of 2000 increased to 51% from 47% for the second quarter of 1999. This increase in gross margins was due to fixed cost absorption over higher sales volume, partially-offset by a different product mix sold during the second quarter of 2000 as compared to the same period last year.

Our gross margin may continue to be affected by a variety of factors. Although we have not offered substantial discounts on our systems to date, there can be no assurance that we will not experience pricing pressures in the future. Our gross margin on international sales is substantially the same as domestic sales.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses for the second quarter of 2000 were $6.9 million, or 14% of net sales, as compared to $4.5 million, or 19% of net sales, for the second quarter of 1999. The increase was primarily due to compensation and related benefits, which increased to $3.1 million in the second quarter of 2000 from $2.1 million in the second quarter of last year and engineering materials, which increased to $1.7 million in the second quarter of 2000 from $0.7 million in the second quarter of 1999. The increase in compensation and related benefits expense was due to increased personnel required to support our anticipated growth. The increase in engineering materials is due to ongoing and new product development. The decrease in research, development and engineering materials as a percentage of net sales during the second quarter of 2000 as compared to the same period last year is due to higher sales during the second quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter of 2000 were $13.0 million, or 26% of net sales, as compared to $7.1 million, or 29% of net sales, for the second quarter of 1999. The increase was comprised primarily of $2.7 million in compensation and related benefits, $1.9 million in professional fees, advertising and promotion, and travel and entertainment. These increases in selling, general and administrative expenses are the result of higher spending levels required to support the increased sales activity incurred during the second quarter of 2000 over the previous year and the transition in Japan from a distributorship to direct sales. The decrease in selling, general and administrative expenses as a percentage of net sales during the second quarter of 2000 as compared to the same period last year is due to higher net revenues.

PROVISION FOR INCOME TAXES

During the second quarter of 2000, we provided for taxes at an effective tax rate of 10%. The 2000 tax rate is less than the federal statutory rate primarily as a result of the planned utilization of net operating loss and credit carryforwards that would partially offset the Company's tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short term investments were $125 million at June 25, 2000, an increase of $108 million from $17 million at December 31, 1999. We did not have an outstanding balance on our line of credit and had no long term debt at June 25, 2000. Stockholders' equity at June 25, 2000 was approximately $189 million.

Net cash used in operating activities was $12.9 million during the six months ended June 25, 2000 as compared to $8.7 million during the same period last year. The net cash used in operating activities during the six months ended June 25, 2000 was primarily due to an increase in accounts receivable and inventories of $19.9 million and $11.1 million, respectively. The increase in accounts receivable and inventories was partially offset by our net income of $10.5 million and depreciation and amortization expense of $2.7 million.

Net cash used in investing activities was $2.5 million during the six months ended June 25, 2000 as compared to net cash provided by investing activities of $7.3 million during the same period of 1999. The net cash used in investing activities during the six months ended June 25, 2000 is attributable to the purchase of property and equipment of $2.5 million. The net cash provided by investing activities during the same period last year was attributable to the sale of short term investments of $8.1 million offset by purchases of property and equipment of $0.9 million.

Net cash provided by financing activities was $124 million during the six months ended June 25, 2000 as compared to $0.7 during the same period last year. The net cash provided by financing activities during the six months ended June 25, 2000 is primarily attributable to the completion of our follow on public offering of 3,000,000 shares of common stock on March 8, 2000. The public offering price was $42.50 per share before offering costs. This increase was offset by a $3.0 million repayment against our line of credit.

Our Board of Directors authorized us to repurchase, through the year 2000, up to 1,000,000 shares of our Common Stock in the open market from time to time. As of June 25, 2000, 274,800 of such shares had been repurchased. We do not intend to repurchase any additional shares of our stock under this repurchase program.

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expired in July 2000. All borrowings under this line of credit bore interest at a per annum rate equal to the lender's prime rate, which was 9.75% at June 25, 2000. We borrowed $3.0 million under this line of credit during the third quarter of 1999 and repaid the balance in full during the first quarter of 2000. The line of credit required us to comply with certain financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants at June 25, 2000.

On March 8, 2000 we completed our public offering of 3,000,000 shares of our common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. We expect to use the net proceeds for general corporate purposes, principally working capital and capital expenditures. We currently anticipate that the net proceeds from the offering discussed above, together with our current cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and any potential acquisitions. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities may have rights, preferences or privileges senior to our common stock.

PENDING MERGERS AND ACQUISITIONS

On June 27, 2000, we entered into a definitive Strategic Business Combination Agreement to acquire the semiconductor equipment division of STEAG Electronic Systems AG ("SES") (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. The transactions are mutually conditioned on one another and are required to close simultaneously.

The Company will issue 11,850,000 shares of common stock to SES upon the closing. The Company has agreed to issue options to purchase 850,000 shares of common stock at the closing to employees of the entities acquired from SES. As a result of the transaction, SES will hold approximately 32% of the outstanding common stock of the Company. The Company and SES have agreed to enter into a Stockholder Agreement providing, among other things, for the expansion of the Company's Board of Directors from five members to seven, for the election of two persons designated by SES to the Company's Board of Directors, for certain restrictions on future acquisitions or dispositions of Company common stock by SES, and for registration rights in favor of SES.

Under the Merger Agreement with CFM Technologies, Inc. ("CFM"), the Company is to acquire CFM in a stock-for-stock merger in which the Company will issue
0.5223 shares of Company common stock for each share of CFM stock outstanding at the closing (which would represent approximately 4,100,000 shares of Company common stock as of June 27, 2000). In addition, the Company will assume all outstanding CFM stock options, based on the same exchange ratio. As of June 27, 2000, options were outstanding to purchase approximately 1,782,000 shares of CFM common stock. The Company has agreed to issue additional options to purchase 500,000 shares of common stock at the closing to employees of CFM. As a result of the transaction, shareholders of CFM will hold approximately 12% of the outstanding common stock of the Company. A representative of CFM will join the Company's Board of Directors at closing.

The transactions will be accounted for by the Company as purchases. The transaction with CFM is intended to qualify as a tax-free reorganization for purposes of U.S. tax law. The transactions are subject to, among other things, the approval of the stockholders of the Company and CFM, clearance under the U.S. and German antitrust laws and other customary closing conditions. The closing of the transactions is expected to occur in January 2001. The parties agreed that the closing would occur no earlier than January 1, 2001 in light of German tax and accounting considerations. The parties agreed to provisions in the acquisition agreements designed to reduce risk of nonconsummation in the event certain conditions are satisfied prior to January 2001. Copies of the acquisition agreements with both SES and CFM are publicly available on-line as part of filings we have made with the SEC.

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

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, INCLUDING AS A RESULT OF OUR RECENTLY ANNOUNCED, PENDING ACQUISITIONS, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. We believe that a number of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

- our recently announced, pending acquisitions of the semiconductor business of STEAG Electronic Systems AG and of CFM Technologies, Inc., and other announcements of developments related to our business;

- general conditions in the semiconductor industry or in the worldwide economy;

-       fluctuations in our operating results and order levels;

-       announcements of technological innovations by us or by our competitors;

-       new products or product enhancements by us or by our competitors;

-       developments in patents or other intellectual property rights; or

-       developments in patents or other intellectual rights; or

- developments in our relationships with our customers, distributors and suppliers.

In addition, in recent years the stock market in general and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have frequently been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

OUR RECENTLY ANNOUNCED, PENDING ACQUISITIONS AND ANY FUTURE BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION

As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. We have recently announced that we have entered into definitive agreements to acquire the semiconductor equipment division of STEAG Electronic Systems AG (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

- difficulty of assimilating the operations, products and personnel of the acquired businesses, particularly where these involve international operations;

-       potential disruption of our ongoing business;

-       unanticipated costs associated with the acquisitions;

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

WE HAVE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND TERMINATED OUR JAPANESE DISTRIBUTOR, WHICH COULD RESULT IN LOST SALES OR INCREASED RISKS TO OUR BUSINESS IN JAPAN

As part of our original strategy for penetrating the Japanese market, we established a distributor relationship with Marubeni Solutions Corp. in 1990. In 1999, we shifted our strategy in Japan to a direct sales model. The process of terminating our distribution relationship with Marubeni and establishing our own direct sales force in Japan was completed during the first half of 2000. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, or Japanese customers and potential customers may be unwilling to purchase our systems from us directly. When we make sales directly to customers in Japan, we expect that payment terms may be as long as 180 days from shipment, compared to 30 days from shipment for sales in our other regions. Such a delay would negatively impact our cash flows.

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

In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides new interpretive guidance on applying GAAP to revenue recognition issues in financial statements. Among other things, SAB 101 would result in a change from the established practice in the semiconductor equipment industry and many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, such a change in revenue recognition practices could have a material affect on our revenue in any particular reporting period. We may be required to adopt SAB 101 in the fourth quarter of 2000. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

As of June 25, 2000, we had no short term investments and thus no exposure to changes in market values for investments.

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

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The annual meeting of stockholders was held on May 17, 2000.

           The stockholders approved a proposal to elect Shigeru Nakayma as Class III Director to serve for a three-year term and until his successor is elected and qualified. The proposal received the following votes:

                   For                          Withheld
                   ---                          --------
                16,550,154                      828,430

           The stockholders approved a proposal to amend the Company's 1989 Amended and Restated Stock Option Plan. The proposal received the following votes:

                                                                       Broker
             For              Against           Abstentions          Non-votes
            -----            --------          -------------         ---------
          12,916,508         4,451,572           10,504                  0

           The stockholders approved a proposal to ratify selection of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 2000.

             For              Against           Abstentions
            -----            --------          -------------
          17,294,739          58,696             25,149


ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

                3.1*   Restated Articles of Incorporation of the Company(1)
                3.2*   Bylaws of the Registrant(1)
               99.1    Risk Factors

                                                                   EXHIBIT 99.1



                                  RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in our SEC filings, before making an investment decision to buy or sell our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed. If our business is harmed, the trading price of our common stock could decline, and you may lose all or part of your investment. Our SEC reports may also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in our reports.

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

WE HAVE ESTABLISHED A DIRECT SALES ORGANIZATION IN JAPAN AND TERMINATED OUR JAPANESE DISTRIBUTOR, WHICH COULD RESULT IN LOST SALES OR INCREASED RISKS TO OUR BUSINESS IN JAPAN

As part of our original strategy for penetrating the Japanese market, we established a distributor relationship with Marubeni Solutions Corp. in 1990. In 1999, we shifted our strategy in Japan to a direct sales model. For the year ended December 31, 1998, sales to Marubeni accounted for 16% of our net sales. We have terminated our distribution relationship with Marubeni and established our own direct sales force in Japan. For the year ended December 31, 1999, sales to Marubeni accounted for 10% of our net sales. The transition to direct sales was completed during the first half of 2000. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, or Japanese customers and potential customers may be unwilling to purchase our systems from us directly. When we make sales directly to customers in Japan, we expect that payment terms may be as long as 180 days from shipment, compared to 30 days from shipment for sales in our other regions. Such a delay would negatively impact our cash flows.

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

WE MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY

The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following: - system performance; - cost of ownership; - size of installed base;
- breadth of product line; and - customer support. The following characteristics of our major competitors' systems give them a competitive advantage over us, particularly with their CVD systems: - broader product lines; - longer operating history; - greater experience with high volume manufacturing; - broader name recognition; - substantially larger customer bases; and - substantially greater financial, technical and marketing resources. In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. For further discussion of Mattson's competition, see "Business -- Competition."

WE DEPEND UPON A LIMITED NUMBER OF SUPPLIERS FOR MANY COMPONENTS AND SUBASSEMBLIES, AND SUPPLY SHORTAGES OR THE LOSS OF THESE SUPPLIERS COULD RESULT IN INCREASED COST OR DELAYS IN MANUFACTURE AND SALE OF OUR PRODUCTS

We rely to a substantial extent on outside vendors to manufacture many of the components and subassemblies of our Aspen systems. We obtain many of these components and subassemblies from a sole source or a limited group of suppliers. Because of our reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components. In addition, we may have reduced control over pricing and timely delivery of components. In addition, we often quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase the cost of components or subassemblies, we may not have alternative sources of supply and may not be able to raise the cost of the system being evaluated by our customers to cover all or part of the increased cost of components. The manufacture of some of these components and subassemblies is an extremely complex process and requires long lead times. As a result, we have in the past and may in the future experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or subassemblies, we may have to seek alternative sources of supply or manufacture such components internally. This could delay our ability to manufacture or timely ship our systems, causing us to lose sales, incur additional costs, delay new product introductions and cause us to suffer harm to our reputation.

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



                                             MATTSON TECHNOLOGY, INC.



Date: August 9, 2000                            /s/ Brian R. McDonald
                                        ----------------------------------------
                                                  Brian R. McDonald
                                              Vice President of Finance
                                             and Chief Financial Officer