Form 10-Q
period 2000-09-24
MATTSON TECHNOLOGY INC
filed 2000-11-08
CIK 928421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  __________

                                   FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970

                                  __________

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

                                  __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                   _____        _____

     Number of shares of common stock outstanding as of November 3, 2000:
                                  21,195,865.

                        PART I -- FINANCIAL INFORMATION

1.  Financial Statements

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                                     Sept. 24,     Dec. 31,
                                                       2000         1999
                                                     --------     --------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                          $ 73,149     $ 16,965
  Short term investments                               34,472            -
  Accounts receivable, net                             52,357       21,500
  Inventories                                          40,437       25,374
  Prepaid expenses and other current assets             3,019        2,299
                                                     --------     --------
    Total current assets                              203,434       66,138
Property and equipment, net                            11,824       11,260
Long term investments                                  12,940            -
Goodwill, intangibles and other assets                  4,866        3,750
                                                     --------     --------
                                                     $233,064     $ 81,148
                                                     ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                     $      -     $  3,000
  Accounts payable                                      9,528        8,494
  Accrued liabilities                                  25,232       17,635
                                                     --------     --------
    Total current liabilities                          34,760       29,129
                                                     --------     --------
Stockholders' equity:
  Common stock                                             21           16
  Additional paid in capital                          193,630       66,280
  Retained earnings (deficit)                           7,940      (11,099)
  Treasury stock                                       (2,987)      (2,987)
  Accumulated other comprehensive loss                   (300)        (191)
                                                     --------     --------
    Total stockholders' equity                        198,304       52,019
                                                     --------     --------
                                                     $233,064     $ 81,148
                                                     ========     ========

    See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                ---------------------------            --------------------------
                                               SEPT. 24,            SEPT. 26,           SEPT. 24,         SEPT. 26,
                                                  2000                1999                2000              1999
                                                -------             -------            --------           -------
Net sales                                       $58,191             $29,189            $150,902           $67,637
Cost of sales                                    28,865              15,171              75,035            34,995
                                                -------             -------            --------           -------
  Gross profit                                   29,326              14,018              75,867            32,642
                                                -------             -------            --------           -------
Operating expenses:
  Research, development and engineering           7,393               5,297              20,558            13,720
  Selling, general and administrative            14,701               8,567              38,331            21,704
                                                -------             -------            --------           -------
    Total operating expenses                     22,094              13,864              58,889            35,424
                                                -------             -------            --------           -------
Income (loss) from operations                     7,232                 154              16,978            (2,782)
Interest and other income, net                    2,267                 221               4,176               647
                                                -------             -------            --------           -------
Income (loss) before income taxes                 9,499                 375              21,154            (2,135)
Provision for income taxes                          950                  59               2,115               176
                                                -------             -------            --------           -------
Net income (loss)                               $ 8,549             $   316            $ 19,039           $(2,311)
                                                =======             =======            ========           =======

Net income (loss) per share:
  Basic                                         $  0.42             $  0.02            $   1.00           $ (0.15)
                                                =======             =======            ========           =======
  Diluted                                       $  0.39             $  0.02            $   0.91           $ (0.15)
                                                =======             =======            ========           =======
Shares used in computing net income (loss)
 per share:
  Basic                                          20,152              15,887              18,964            15,637
                                                =======             =======            ========           =======
  Diluted                                        21,704              17,191              20,981            15,637
                                                =======             =======            ========           =======

    See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                    NINE MONTHS ENDED
                                                                --------------------------
                                                                SEPT. 24,         SEPT. 26,
                                                                  2000              1999
                                                                --------          --------
Cash flows from operating activities:
  Net income (loss)                                             $ 19,039          $ (2,311)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Depreciation and amortization                                    3,489             3,479
  Amortization of intangibles                                        677               246
  Changes in assets and liabilities:
    Accounts receivable                                          (30,857)          (19,085)
    Inventories                                                  (15,063)           (9,043)
    Prepaid expenses and other current assets                       (720)            4,245
    Goodwill, intangibles and other assets                        (1,793)                -
    Accounts payable                                               1,034             2,159
    Accrued liabilities                                            7,597             4,533
                                                                --------          --------
  Net cash used in operating activities                          (16,597)          (15,777)
                                                                --------          --------
Cash flows from investing activities:
  Acquisition of property and equipment                           (4,053)           (1,875)
  Purchase of short-term investments                             (34,472)                -
  Purchase of long-term investments                              (12,940)                -
  Sale and maturities of short-term investments                        -             8,128
                                                                --------          --------
    Net cash (used in) provided by investing activities          (51,465)            6,253
                                                                --------          --------
Cash flows from financing activities:
  Borrowings/(repayment) under line of credit                     (3,000)            3,000
  Proceeds from the issuance of Common Stock, net                127,355             1,164
                                                                --------          --------
    Net cash provided by financing activities                    124,355             4,164
                                                                --------          --------
Effect of exchange rate changes on cash and cash equivalents        (109)              (74)
                                                                --------          --------
Net increase (decrease) in cash and cash equivalents              56,184            (5,434)
Cash and cash equivalents, beginning of period                    16,965            11,863
                                                                --------          --------
Cash and cash equivalents, end of period                        $ 73,149          $  6,429
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

The results of operations for the three month and nine month periods ended September 24, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.


Note 2  Balance Sheet Detail (in thousands):

                                                   SEPT. 24,        DEC. 31,
                                                     2000             1999
                                                   -------          -------
Inventories:
    Purchased parts and raw materials              $22,879          $13,656
    Work-in-process                                 12,717            9,433
    Finished goods and evaluation systems            4,841            2,285
                                                   -------          -------
                                                   $40,437          $25,374
                                                   =======          =======
Accrued liabilities:
    Warranty and installation reserve              $11,135          $ 7,371
    Accrued compensation and benefits                6,907            5,041
    Income taxes                                     2,304            1,392
    Commissions                                      2,158            1,045
    Deferred income and customer deposits              458            1,561
    Other                                            2,270            1,225
                                                   -------          -------
                                                   $25,232          $17,635
                                                   =======          =======


Note 3  Acquisition of Concept Systems Design, Inc.

On July 24, 1998, we acquired Concept Systems Design ("Concept"). The transaction was achieved through the merger of a wholly owned subsidiary of the Company with and into Concept and has been accounted for as a purchase. In connection with the merger, the Company issued 795,138 shares of Common Stock to the former shareholders of Concept.

In addition to the issuance of the 795,138 shares mentioned above, the agreement for the acquisition of Concept also included the contingent issuance and distribution of 100,000 shares of Mattson Common Stock to the Concept shareholders if Concept achieved net revenues of at least $16,667,000 during the first 24 full calendar months following the acquisition date. These revenue goals were not achieved by Concept during the specified period, and no such additional shares will be issued.

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

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ------------------------          ------------------------
                                                        SEPT. 24,        SEPT. 26,        SEPT. 24,        SEPT. 26,
                                                          2000             1999             2000             1999
                                                        -------          -------          -------          -------
NET INCOME (LOSS)                                       $ 8,549          $   316          $19,039          $(2,311)

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common shareholders        $ 8,549          $   316          $19,039          $(2,311)
  Weighted average common shares outstanding             20,152           15,887           18,964           15,637
                                                        -------          -------          -------          -------
  Basic earnings (loss) per share                       $  0.42          $  0.02          $  1.00          $ (0.15)
                                                        =======          =======          =======          =======

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common shareholders        $ 8,549          $   316          $19,039          $(2,311)
  Weighted average common shares outstanding             20,152           15,887           18,964           15,637
  Diluted potential common shares from stock options      1,552            1,304            2,017                -
                                                        -------          -------          -------          -------
  Weighted average common shares and dilutive
   potential common shares                               21,704           17,191           20,981           15,637
                                                        -------          -------          -------          -------
  Diluted earnings (loss) per share                     $  0.39          $  0.02          $  0.91          $ (0.15)
                                                        =======          =======          =======          =======

Options to purchase 155,958 shares during the three months ended September 24, 2000 were excluded from the computation of diluted EPS because the exercise price of these options was greater than the average market price of the Company's common stock during the period. Total stock options outstanding at September 26, 1999 of 2,994,333 were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive due to the loss available to common stockholders.

Note 5 Comprehensive Income

SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (loss):

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ---------------------         -----------------------
(in thousands)                                SEPT. 24,      SEPT. 26,       SEPT. 24,       SEPT. 26,
                                                2000           1999            2000            1999
                                               ------          -----         -------         -------
Net income (loss)..........................    $8,549          $ 316         $19,039         $(2,311)
Foreign currency translation adjustments...       (76)           (24)           (109)            (74)
                                               ------          -----         -------         -------
Comprehensive income (loss)................    $8,473          $ 292         $18,930         $(2,385)
                                               ======          =====         =======         =======

The components of accumulated other comprehensive income, net of related tax are as follows:

(in thousands)                                SEPT. 24,       DEC. 31,
                                                2000           1999
                                               ------          -----
Cumulative translation adjustments.........    $ (300)         $(191)
                                               ======          =====


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


Note 7 Line of Credit

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expired in July 2000. All borrowings under this line of credit bore interest at a per annum rate equal to the lender's prime rate, which was 9.75% at June 25, 2000. The line of credit was secured by our accounts receivable and other tangible assets. During the third quarter of 1999 we had borrowed $3.0 million against this revolving line of credit. The outstanding balance was fully repaid during the first quarter of 2000. Our revolving credit line required us to maintain certain quarterly financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants throughout the tenure of the line of credit. At this time the Company is reviewing further line of credit requirements.


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


Note 9 Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The required implementation date of the standard was delayed by the issuance of Statement of Financial Accounting Standard No. 137 and amended by Statement of Financial Accounting Standard No. 138. The Company is required to adopt the standards in the first quarter of 2001, and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, it is expected that SAB 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, a change in revenue recognition practices could have a material affect on revenue in any particular reporting period. We are currently evaluating the effect that such adoption will have on our consolidated results of operations and financial position. We will be required to adopt SAB 101 in the fourth quarter of 2000 with any impact being recorded as a cumulative effect of a change in accounting in the first quarter of 2000 and the interim periods of 2000 restated if necessary.


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

On June 27, 2000, we entered into a definitive Strategic Business Combination Agreement to acquire the semiconductor equipment division of STEAG Electronic Systems AG (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. We announced these agreements in our June 28, 2000 press release. The Registration Statement on Form S-4 we filed with the Securities and Exchange Commission on September 25, 2000 was declared effective on October 6, 2000. Please see the discussion below under the caption "Pending Mergers and Acquisitions". Further information about the transactions is available in filings we have made with the SEC.


Overview

We are a leading supplier of advanced, high-productivity semiconductor processing equipment used in the fabrication of integrated circuits. We currently offer Aspen Strip, CVD, RTP, LiteEtch and EpiPro products. We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our current Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. In 1999 and the three quarters of 2000 we derived a substantial majority of our sales from our Aspen Strip systems and to a lesser extent our CVD systems, with our remaining sales derived from our RTP, LiteEtch and Epi systems, as well as spare parts and maintenance services.

We had net income of $8.5 million during the third quarter ended September 24, 2000 and $19.0 million during the first nine months of 2000. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products we sell, and the successful integration of our Steag-CFM acquisition assuming consummation. We are increasing our expense levels to support long term growth in our business. As a result, we are dependent upon increases in sales in order to sustain profitability. If our sales do not increase, the current and planned levels of operating expenses could materially and adversely affect our financial results.


Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                              -------------------       ------------------
                                             SEPT. 24,    SEPT. 26,    SEPT. 24,   SEPT. 26,
                                               2000         1999         2000        1999
                                              ------       ------       ------      ------
Net sales                                       100%         100%         100%        100%
Cost of sales                                    50%          52%          50%         52%
                                              ------       ------       ------      ------
  Gross margin                                   50%          48%          50%         48%
                                              ------       ------       ------      ------
Operating expenses:
  Research, development and engineering          13%          18%          14%         20%
  Selling, general and administrative            25%          29%          25%         32%
    Total operating expenses                     38%          47%          39%         52%
Income (loss) from operations                    12%           1%          11%         (4)%
Income (loss) before income taxes                16%           1%          14%         (3)%
Net income (loss)                                15%           1%          13%         (3)%


Net Sales

Net sales for the third quarter of 2000 increased 99% to $58.2 million from $29.2 million for the same quarter last year. The increase in quarterly sales reflects a 75% increase in unit sales for the third quarter of 2000 compared to the third quarter of 1999. This increase was also due to a different product mix, resulting in higher per unit average sales price for products sold during the third quarter of 2000, as compared to the same quarter last year. Net sales for the first nine months of 2000 increased 123% to $150.9 million from $67.6 million in the first nine months of 1999. The increase in net sales reflects a 136% increase in unit sales offset by a 3.3% decline in per unit average sales price during the first nine months of 2000 compared to the first nine months of 1999.

Third quarter bookings were $76.6 million, an increase of 115% compared to bookings of $35.6 million in the third quarter of 1999, resulting in a book to bill ratio of 1.3 to 1.0 for the third quarter of 2000. Backlog increased by $63.5 million to $104.9 million in the third quarter 2000 from $41.4 million in the third quarter of 1999.

International sales, which are predominantly to customers based in the Pacific Rim (which includes Japan, Taiwan, Singapore and Korea), accounted for 55% and 50% of net sales for the third quarter of 2000 and 1999, respectively. International sales, in the Pacific Rim, for the first nine months of 2000 and 1999 were 58% and 51% respectively. In 1999, we shifted from sales through a distributor in Japan to a direct sales model, and we completed this transition during the second quarter of 2000. We anticipate that international sales will continue to account for a significant portion of total net sales for 2000.

Gross Margin

For both the third quarter of 2000 and the first nine months of 2000, our gross margin increased to 50% from 48% for the third quarter of 1999, and the first nine months of 1999. This increase in gross margins was due to fixed cost absorption over higher sales volume, partially-offset by a different product mix sold during the third quarter of 2000 and the first nine months of 2000 as compared to the same periods last year.

Our gross margin may continue to be affected by a variety of factors. Although we have not offered substantial discounts on our systems to date, there can be no assurance that we will not experience pricing pressures in the future. Our gross margin on international sales is substantially the same as domestic sales.

Research, Development and Engineering

Research, development and engineering expenses for the third quarter of 2000 were $7.4 million, or 13% of net sales, as compared to $5.3 million, or 18% of net sales, for the third quarter of 1999. These expenses for the first nine months of 2000 were $20.6 million, or 14% of net sales, as compared to $13.7 million, or 20% of net sales, for the first nine months of 1999. The increases were primarily due to compensation and related benefits, and to increased expenditure for engineering materials. Compensation and related benefits increased to $3.2 million in the third quarter of 2000 from $2.4 million in the third quarter of last year, and increased to $9.2 million in the first nine months of 2000 from $6.3 million in the first nine months of last year. Expenditures for engineering materials, increased to $1.9 million in the third quarter of 2000 from $0.8 million in the third quarter of 1999 and increased to $5.1 million in the first nine months of 2000 from $2.2 million in the first nine months of 1999. The increase in compensation and related benefits expense was due to increased personnel hired to support our growth. The increase in engineering materials expenses is due to ongoing and new product development. The decrease in research, development and engineering materials as a percentage of net sales during the third quarter of 2000 and during the first nine months of 2000 as compared to the same periods last year is due to higher sales during the third quarter of 2000.


Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of 2000 were $14.7 million, or 25% of net sales, as compared to $8.6 million, or 29% of net sales, for the third quarter of 1999. The increase was comprised primarily of $2.6 million in compensation and related benefits, and $2.4 million in outside services, professional fees, advertising and promotion, building and utilities, and travel and entertainment.

Selling, general and administrative expenses for the first nine months of 2000 were $38.3 million, or 25% of net sales, as compared to $21.7 million, or 32% of net sales, for the first nine months of 1999. The increase was comprised primarily of $8.6 million in compensation and related benefits, and $6.0 million in outside services, professional fees, advertising and promotion, building and utilities, and travel and entertainment.

These increases in selling, general and administrative expenses are the result of higher spending levels required to support the increased sales activity incurred during the third quarter and the first nine months of 2000 over the same periods in previous year. The decrease in selling, general and administrative expenses as a percentage of net sales during the third quarter and the first nine months of 2000 as compared to the same period last year is due to higher net sales.

Provision for Income Taxes

During the third quarter of 2000 and first nine months of 2000, we provided for taxes at an effective tax rate of 10%. The 2000 tax rate is less than the federal statutory rate primarily as a result of the planned utilization of net operating loss and credit carryforwards that would partially offset the Company's tax liability.

Liquidity and Capital Resources

Our cash and cash equivalents and short term investments were $107.6 million at September 24, 2000, an increase of $91 million from $17 million at December 31, 1999. We did not have an outstanding balance on our line of credit and had no long term debt at September 24, 2000. Stockholders' equity at September 24, 2000 was approximately $198 million.

Net cash used in operating activities was $16.9 million during the nine months ended September 24, 2000 as compared to $15.8 million during the same period last year. The net cash used in operating activities during the nine months ended September 24, 2000 was primarily due to an increase in accounts receivable and inventories of $30.9 million and $15.1 million, respectively. The increase in accounts receivable and inventories was partially offset by our net income of $19.0 million, depreciation and amortization expense of $3.5 million, and an increase in accrued liabilities of $7.6 million.

Net cash used in investing activities was $51.2 million during the nine months ended September 24, 2000 as compared to net cash provided by investing activities of $6.3 million during the same period of 1999. The net cash used in investing activities during the nine months ended September 24, 2000 is attributable to the purchase of property and equipment of $3.8 million, short term investments of $34.5 million, and long term investments of $12.9 million. The net cash provided by investing activities during the same period last year was attributable to the sale of short term investments of $8.1 million offset by purchases of property and equipment of $1.9 million.

Net cash provided by financing activities was $124 million during the nine months ended September 24, 2000 as compared to $4.2 million during the same period last year. The net cash provided by financing activities during the nine months ended September 24, 2000 is primarily attributable to the completion of our follow on public offering of 3,000,000 shares of common stock on March 8, 2000. The public offering price was $42.50 per share before offering costs. This increase was offset by a $3.0 million repayment against our line of credit.

Our Board of Directors authorized us to repurchase, through the year 2000, up to 1,000,000 shares of our Common Stock in the open market from time to time. As of June 25, 2000, 274,800 of such shares had been repurchased. No such shares were purchased during the third quarter of 2000 and we do not intend to repurchase any additional shares of our stock under this repurchase program.

During 1999 we entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expired in July 2000. All borrowings under this line of credit bore interest at a per annum rate equal to the lender's prime rate. We borrowed $3.0 million under this line of credit during the third quarter of 1999 and repaid the balance in full during the first quarter of 2000. The line of credit required us to maintain certain financial covenants, including a minimum quick ratio and minimum tangible net worth. We were in compliance with all of our financial covenants throughout the term of the line of credit.

On March 8, 2000 we completed our follow on public offering of 3,000,000 shares of our common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. We expect to use the net proceeds for general corporate purposes, principally working capital and capital expenditures. We currently anticipate that the net proceeds from the offering discussed above, together with our current cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities may have rights, preferences or privileges senior to our common stock.

Pending Mergers and Acquisitions

On June 27, 2000, we entered into a definitive Strategic Business Combination Agreement to acquire the semiconductor equipment division of STEAG Electronic Systems AG (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. We believe the combined company will gain significant advantages in terms of size, product line breadth, geographic scope and other synergies.

When the merger with CFM is completed, CFM shareholders will receive 0.5233 shares of Mattson common stock for each CFM share they own, and will hold in the aggregate approximately 11% of the outstanding common stock of the combined company. STEAG will receive 11,850,000 shares of Mattson common stock, and will hold approximately 32% of the outstanding common stock of the combined company.

Under the Strategic Business Combination Agreement (the "Combination Agreement") dated as of June 27, 2000 with STEAG Electronic Systems AG ("STEAG"), Mattson will acquire STEAG's semiconductor equipment division (the "STEAG Semiconductor Division"), consisting of eleven subsidiaries (the "STEAG Semiconductor Subsidiaries") in exchange for issuing 11,850,000 shares of Mattson common stock to STEAG. At the closing, Mattson will also grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division. Mattson, STEAG, and Brad Mattson, CEO of Mattson Technology, have also agreed to enter into a Stockholder Agreement (the "Stockholder Agreement") providing for, among other things, the expansion of Mattson's board of directors from five members to seven, the election of two persons designated by STEAG to Mattson's board of directors, restrictions on future acquisitions or dispositions of Mattson common stock by STEAG, and registration rights in favor of STEAG. Following the transaction, STEAG's Dr. Jochen Melchior will serve as the initial Chairman of the Board of the combined company. The terms of the transaction with STEAG are more fully described in our joint proxy statement-prospectus and in the Combination Agreement and Stockholder Agreement, which are filed with the Securities and Exchange Commission, on October 10, 2000.

Under the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2000 with CFM, Mattson will acquire CFM in a stock-for-stock merger in which Mattson will issue 0.5223 shares of Mattson's common stock for each share of CFM common stock outstanding at the closing (which would represent approximately 4,115,000 shares of Mattson common stock as of October 4, 2000). The merger with CFM is intended to qualify as a tax-free reorganization for purposes of U.S. tax law. In addition to the share issuance, Mattson will assume all outstanding CFM stock options, based on the same 0.5223 exchange ratio. As of October 4, 2000, CFM had options to purchase approximately 1,782,000 shares of CFM common stock outstanding, which would become options to purchase approximately 930,740 shares of Mattson common stock upon completion of the merger. Mattson has agreed, at the closing, to issue additional options to purchase 500,000 shares of its common stock to employees of CFM. The terms of the transaction with CFM are more fully described in our joint proxy statement-prospectus and in the Merger Agreement which we filed with the Securities and Exchange Commission.

We have an agreement in principle to acquire R.F. Services, Inc.
for a price anticipated to be approximately $915,000. Brad Mattson, CEO of Mattson Technology, owns a majority of the outstanding shares of R.F. Services, Inc. and serves as a director of that corporation.


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

A delay in a shipment near the end of a quarter may cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors. We derive most of our revenues from the sale of a relatively small number of expensive systems. The list prices on these systems range from $500,000 to $2.5 million. At our current revenue level, each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle, coupled with customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on us shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or in shipments from new orders would materially and adversely affect our operating results for that quarter, which could cause our stock price to decline.

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

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

  .  market acceptance of our systems and the products of our customers;

  .  substantial changes in revenues from significant customers;

  . increased manufacturing overhead expenses due to reductions in the number of systems manufactured;

  . timing of announcement and introduction of new systems by us and by our competitors;

  .  sudden changes in component prices or availability;

  .  changes in product mix;

  .  delays in orders due to customer financial difficulties;

  . manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins; and

  . higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE, INCLUDING AS A RESULT OF OUR ANNOUNCED, PENDING ACQUISITIONS, WHICH MAY LEAD TO LOSSES BY INVESTORS OR TO SECURITIES LITIGATION

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. We believe that a number of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

  . our recently announced, pending acquisitions of the semiconductor business of STEAG Electronic Systems AG and of CFM Technologies, Inc., and other announcements of developments related to our business;

  . general conditions in the semiconductor industry or in the worldwide economy;

  .  fluctuations in our operating results and order levels;

  .  announcements of technological innovations by us or by our competitors;

  .  new products or product enhancements by us or by our competitors;

  .  developments in patents or other intellectual property rights; or

  . developments in our relationships with our customers, distributors and suppliers.

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

As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. We have announced that we have entered into definitive agreements to acquire the semiconductor equipment division of STEAG Electronic Systems AG (excluding STEAG's optical storage and photomask operations), and entered into an Agreement and Plan of Merger to acquire CFM Technologies, Inc. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

  . difficulty of assimilating the operations, products and personnel of the acquired businesses, particularly where these involve international operations;

  .  potential disruption of our ongoing business;

  .  unanticipated costs associated with the acquisitions;

  . inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

  . inability to maintain uniform standards, controls, policies and procedures; and

  . impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

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

As part of our original strategy for penetrating the Japanese market, we had established a distributor relationship with Marubeni Solutions Corp. in 1990. In 1999, we shifted our strategy in Japan to a direct sales model. The process of terminating our distribution relationship with Marubeni and establishing our own direct sales force in Japan was completed during the first half of 2000. Although we intend to continue to invest significant resources in Japan, including the hiring of additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as we transition to this direct sales model, or Japanese customers and potential customers may be unwilling to purchase our systems from us directly. When we make sales directly to customers in Japan, we expect that payment terms may be as long as 180 days from shipment, compared to 30 days from shipment for sales in our other regions. Such a delay would negatively impact our cash flows.

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

In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides new interpretive guidance on applying GAAP to revenue recognition issues in financial statements. Among other things, it is expected that SAB 101 would result in a change from the established practice in the semiconductor equipment industry and many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, such a change in revenue recognition practices could have a material affect on our revenue in any particular reporting period. We are required to adopt SAB 101 in the fourth quarter of 2000 unless adoption is further extended by the SEC. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position.


Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

As of September 24, 2000, we had short term investments of $34.5 million and long term investments of $12.9 million and are exposed to changes in market values for investments.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

          2.1 Strategic Business Combination Agreement, dated as of June 27, 2000, by and between STEAG Electronic systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a Delaware corporation. (1)

          2.2 Form of Stockholder Agreement to be entered by and among STEAG Electronic systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, Mattson Technology, Inc., a Delaware corporation and Brad Mattson. (1)

          2.3 Agreement and Plan of Merger, dated as of June 27, 2000, by and among Mattson Technology, Inc., a Delaware corporation, M2C Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Mattson Technology, Inc., and CFM Technologies, Inc., a Pennsylvania corporation. (1)

          2.4 Stock Option Agreement made and entered into as of June 27, 2000 by and between Mattson Technology, Inc., a Delaware corporation, and CFM Technologies, Inc., a Commonwealth of Pennsylvania corporation. (1)

          2.5 Voting Agreement, dated as of June 27, 2000, by and between STEAG Electronic Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Brad Mattson. (1)

          2.6 Voting Agreement, dated as of June 27, 2000 by and between CFM Technologies, Inc., a Pennsylvania corporation, and Brad Mattson. (1)

          2.7 Voting Agreement, dated as of June 27, 2000, by and between Mattson Technology, Inc., a Delaware corporation, and Christopher F. McConnell. (1)

          3.1    Restated Articles of Incorporation of the Company  (2)

          3.2    Bylaws of the Registrant  (2)

          99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.

         Exhibit 27 (Electronic filing only)

         (1) Incorporated by reference to Registrant's filing on Form 425 dated July 6, 2000.

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


                                                MATTSON TECHNOLOGY, INC.



Date: November 7, 2000                           /s/ Brian R. McDonald
                                       _________________________________________
                                                   Brian R. McDonald
                                               Vice President of Finance
                                              and Chief Financial Officer