Form 10-K405
period 2000-12-31
MATTSON TECHNOLOGY INC
filed 2001-03-30
CIK 928421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              2800 Bayview Drive
                           Fremont, California 94538
             (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: 510-657-5900

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 Par Value per Share.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 16, 2001 was $294,482,440, based on the closing price for the registrant's common stock reported by the NASDAQ National Market System. Shares of voting stock held by each director and executive officer and by STEAG Electronic Systems AG have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Number of shares outstanding of registrant's Common Stock as of March 16, 2001: 37,458,824

                     Documents incorporated by reference:

   Portions of the Proxy Statement for registrant's 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, are incorporated herein by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

   This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements that have been made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the following: (i) current expectations, (ii) estimates and projections about our industry, (iii) management's beliefs, and (iv) certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. The markets in which we compete are dynamic, and conditions change rapidly. The forward looking statements in this report speak only as of the time they are made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission. Of particular use are our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                    PART I

ITEM 1. BUSINESS

   We are a leading supplier of advanced, high productivity semiconductor processing equipment used in the fabrication of integrated circuits. We provide our customers with semiconductor manufacturing equipment that delivers high productivity and advanced process capability. In addition, through our international technical support organization and comprehensive warranty program, we provide world class customer support.

   On January 1, 2001 we completed a business combination with the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division") and a merger with CFM Technologies, Inc. ("CFM") (we refer these two acquisitions together as "the merger"). The three combined companies had pro forma 2000 revenues in excess of $500 million, which would make us the 14th largest semiconductor processing equipment supplier. As a result of the merger, we offer industry-leading products and technologies in multiple product lines, and we employ more than 2000 people worldwide. Already the world leader in dry strip process equipment market share, we are now second in rapid thermal processing ("RTP") market share and among the top five providers of wet processing equipment, with the addition of the RTP product line from the STEAG Semiconductor Division and the combination of CFM and STEAG Semiconductor Division wet technology tools. Our products now include strip, etch, deposition, rapid thermal processing, wet and Epi systems. Our customers include nine of the top ten semiconductor manufacturers worldwide.

   The merger was completed after the end of our 2000 fiscal year. The financial statements and results included in this report reflect our business results and financial condition prior to the merger.

Industry Background

   Manufacturing an integrated circuit, commonly called a chip, requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators) or semiconductors. The deposition of these film layers is interspersed with numerous other processing steps that create circuit patterns, remove portions of the film layers and perform other functions such as heat treatment, measurement and inspection. Each step of the manufacturing process for integrated circuits requires specialized manufacturing equipment. The overall growth of the semiconductor industry and the increasing complexity of integrated circuits has led to increasing demand for advanced semiconductor capital equipment.

Semiconductor Manufacturing Industry Matures

   As the semiconductor market has grown, fueled in large part by the growth of the personal computer markets and the emergence of new markets such as wireless communication and digital consumer electronics, the leading semiconductor manufacturers have become multibillion dollar corporations. In past years it was sufficient for semiconductor equipment companies to be either the first on the market or have the most advanced technology to succeed, but in this new environment sheer size is becoming increasingly important to achieve customer confidence and sales opportunities. This has contributed to recent consolidations in the semiconductor industry and in the companies that supply them capital equipment. The capital equipment market has become an arena of mergers and alliances. Larger sized equipment providers can deliver customers a variety of solutions for their factory without forcing them to coordinate and deal with a large number of suppliers. Larger equipment companies can also provide a more comprehensive worldwide infrastructure to service and support the broad line of products with an increased staff, product spares and strategically located warehouses that a smaller company can not supply.

   Growth in the semiconductor industry has also has been fueled by the need to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. The more complex integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment which increases the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory integrated circuit, called a DRAM, fabrication facility was approximately $60.0 million. Today the cost for a 256 megabit DRAM fabrication facility can range from $1.7 billion to $2.5 billion. As the semiconductor industry matures and pricing becomes more competitive, it is becoming increasingly apparent that the larger semiconductor manufacturers are increasingly restricting the number of suppliers that they deal with, while making stronger demands that their suppliers provide more products with higher productivity. As the industry matures, the rate of consolidation appears to be accelerating so that increased resources can be brought to bear in order to meet the demands of the market for technological advances in semiconductor manufacturing equipment.

   Semiconductor manufacturers have focused on several areas to improve their productivity over the years, including:

  . reducing feature size of integrated circuits;

  . increasing manufacturing yields;

  . improving the utilization of wafer fabrication equipment; and

  . increasing the wafer size.

   The industry is now reaching the practical limits of some of these techniques, so that it is becoming increasingly difficult to obtain further productivity gains in this way.

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

   Larger wafer sizes. By increasing the wafer size, integrated circuit manufacturers can produce more circuits per wafer, thus reducing the overall manufacturing costs per chip. Leading edge wafer fabrication lines are currently using 300 millimeter diameter wafers, up from the 200 millimeter diameter wafers used only two years ago. We believe that many more manufacturers will add 300 millimeter production capabilities within the next two to five years. Although the transition to a 300 millimeter wafer size will reduce overall manufacturing costs per chip, we do not believe that the semiconductor industry will transition as quickly to sizes larger than 300 millimeter in the future, limiting the further impact on overall manufacturing costs per chip.

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

The Mattson Solution

   We provide our semiconductor manufacturing customers with multiple product lines that deliver high productivity and advanced process capability, together with world class support. We offer equipment to perform a broad range of semiconductor manufacturing steps in Dry Strip, rapid thermal processing, wet processing, chemical vapor deposition, epitaxial deposition and etching, all from a single, large supplier.

The Mattson Strategy

   Our strategy for success focuses on six key areas:

     Critical Size: We intend to take advantage of our increased size and prominence as a leading vendor to semiconductor manufacturers. As a result of the merger, we have become one of the top 15 semiconductor process equipment suppliers in the world. We have a large installed base of hundreds of dry strip systems and RTP systems installed in fabrication lines around the world. Our size and our large installed base in RTP, Strip, Wet, CVD and Etch allows us to have more points of contact, access and selling opportunities with our customers and increase our research and development capabilities and opportunities to explore new markets.

     Multiproduct Offerings: One key to expansion in the semiconductor equipment market is to become a leader in several process markets. We are a world leader in the dry strip market, we are the second largest supplier of RTP products in the world, and we are among the top five providers of wet solutions. With products addressing in RTP, Strip, Wet, CVD and Etch, we offer one of the most diverse product portfolios available from any single semiconductor equipment company. We intend to leverage our stronger, established products to get exposure for our new product lines.

     Leverage innovative technologies to provide product differentiation. We intend to apply our design expertise to provide new solutions that combine advanced technology with higher productivity. We will leverage our innovative process chamber design to develop new products that address specific, unmet needs in the semiconductor manufacturing industry. Technology advances in the wet processing, RTP and CVD markets gained from the merger are being evaluated for development of new products combining the best of the three predecessor companies. The technology and development capabilities gained from the merging of three technology leaders will enhance our ability to bring to market new products that increase productivity.

     Deliver high productivity, cost-effective systems. We intend to continue to be a leading provider of high productivity, low cost of ownership semiconductor manufacturing equipment. By applying the lessons learned to make our Aspen systems worldwide leaders, we will develop systems that enable high throughput while maintaining high precision and control, at a manufacturing cost advantage.

     Pursue leadership in the 300 millimeter market. We seek to take a leading role in the emerging 300 millimeter market. Our 300 millimeter compatible tools include the Aspen III Strip, Aspen III LiteEtch and Aspen III CVD systems, the AWP 300 mm and OMNI 300mm wet products, and the 3000 RTP product. We have sold more than sixty 300 millimeter compatible Aspen III Strip and CVD systems and seventy 300 mm compatible RTP systems, and our 300 mm wet products are industry standards in a number of fabs.

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

Markets, Applications and Products

 Dry Strip Market

   A strip system removes photoresist and post-etch film residues from a wafer between every step before further film deposition or diffusion processing. Methods for stripping photoresist include wet chemistries and dry or plasma technologies. Wet chemical stripping removes photoresist by immersing the wafer into acid or solvent baths. Dry stripping systems, such as our Aspen Strip, create gaseous atomic oxygen to which the wafer is exposed to remove the photoresist and residue while maintaining device integrity.

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

   Fabrication of advanced integrated circuits with feature sizes under 0.15 micron requires advanced dry strip technologies such as our Aspen Strip. In addition, faster devices require new interconnect materials, such as low capacitance, or low-k dielectric films and copper for conducting materials. The use of these new materials creates new challenges for photoresist stripping equipment. The resist or residues must be removed from these materials without degrading the low-k materials and without oxidizing any exposed copper.

   Our dry strip products encompass both 200 and 300 mm Aspen-based products to remove photoresist and post-etch residue using our proprietary ICP source technology. Our advanced technology and industry-leading productivity have made us the industry leader for Dry Strip. (Based on Dataquest report dated 4-
00)

 Rapid Thermal Processing

   Rapid thermal processing is the process by which annealing or heating of semiconductor wafers is accomplished with minimum thermal exposure. Historically, diffusion furnaces have been used to heat-treat large batches of wafers. As device features have become smaller, the total allowable temperature exposure of the wafer, or the thermal budget, has decreased. Diffusion furnaces have long processing times, which is unacceptable for many annealing processes. Rapid thermal processing subjects the wafer to much shorter processing times, thus reducing the thermal budget. Individual wafers are rapidly heated to process temperature, held for a few seconds and rapidly cooled. Traditional rapid thermal processing systems use heat lamps, located outside the process area, and heat the wafer by radiant energy that passes through transparent windows.

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

   As a result of the merger, we have become the second largest provider of RTP products with a product line that includes a number of lamp-based products including: the 2800 with over 500 units installed worldwide, the 3000 for 200 and 300 mm applications and the STEAMPulse for advanced steam applications and an Aspen susceptor-based tool.

 Wet Market

   A number of wafer preparation steps are handled in a "wet" environment. These include cleaning, etching and stripping. Wet processing steps have traditionally been accomplished using wet benches and spray tools. Advanced wet benches utilize a succession of open chemical baths and extensive robotic automation to move wafers from one chemical or rinse bath to the next. Spray tools subject wafers to sequential spray applications of chemicals as the wafers are spun inside an enclosed chamber. There are a number of areas in the semiconductor manufacturing process where wet benches offer the most cost effective solution to cleaning and etching the wafers.

   Critical cleans are those wet processing steps that are performed in the front-end to remove surface contamination prior to performing highly sensitive fabrication steps such as gate oxidation or diffusion. To date, most of our wet processing systems have been purchased by semiconductor manufacturers for use in these applications. Wet processing is also commonly used in the front-end to etch the surface of the wafer to remove silicon dioxide or other surface material. It is generally important to tightly control the amount of material removed and the uniformity of the etch. These etching steps are often performed as part of a wet clean sequence rather than as stand-alone operations. Most of the wet critical cleaning systems we sell perform critical etching and cleaning applications.

   Our wet process product offerings include traditional multi-bath wet benches, advanced single-bath processing systems and combinations thereof (so called "Hybrids"), and drying systems. Marangoni drying systems are sold with complete systems and as stand-alone systems to end-users and to competitors as original equipment manufacturer (OEM) modules. We offer two main product lines, the Omni system and the AWP. Our advanced patented drying method provides clean wafers with no watermarks or residue. This technology has become recognized as an industry standard.

 Chemical Vapor Deposition

   Chemical vapor deposition processes are used to deposit dielectric and conducting films on wafers. These films are the basic material used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components.

   As feature sizes continue to decrease, chemical vapor deposition processing equipment must meet increasingly stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties such as stress must also be improved and more tightly controlled. Compatibility with metallization steps, such as aluminum and copper deposition, is critical. Finally, as process complexity increases with the use of low-k and dual damascene processing solutions, the number of plasma-enhanced chemical vapor deposition steps increases significantly, and system productivity increases in importance.

   We offer a plasma enhanced chemical vapor deposition process to deposit insulating films. Plasma-enhanced chemical vapor deposition allows the system to process wafers at a relatively low temperature, reducing the risk of damage to aluminum metalization layers during processing. Our plasma enhanced CVD systems use the Aspen platform, and are true bridge tools that easily converts between a 200 and 300 mm configuration, providing our customers with a system that can be used for both current wafer size generations.

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

   The Epi market is broken into two segments: applications that require thin Epi, which are typically less than five microns thick, and applications that require thicker Epi film layers, including analog and power devices, sometimes as thick as 100 microns. Our EpiPro series uses a dual chamber batch system that addresses the thick Epi market. Our EpiPro series was introduced in 1998.

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

   An isotropic, or multi-directional, etch system performs a variety of etch processes on semiconductor wafers that can be used in several steps in a typical 0.18 micron chip fabrication. As device feature sizes continue to decrease, processes used to remove films from wafers must be ever more selective to prevent damage to the films in the underlying layers. This process capability and control is necessary to produce reliable and high-yielding devices. As device geometries shrink below 0.18 micron, the ability to maintain process control with wet chemicals will be limited.

   Our Aspen II and III LiteEtch systems use our patented ICP source technology for critical etching operations on 200 and 300 mm wafers.

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

   We were the first in the industry to offer a standard 24 month warranty, and in 1996 we were the first to offer a standard 36 month warranty. We offer a 36 month warranty on all of our Aspen systems sold after January 1996, other than those sold in Japan. It is our goal to offer industry-leading warranties on all our products. We also offer unlimited free access to training at our headquarters, and in selected overseas sites, maintain spare parts depots in every region for four-hour parts turnaround and provide regional field and process support.

Sales and Marketing

   We sell our systems primarily through our direct sales force. In addition to the direct sales force at our headquarters in Fremont, California, we have domestic regional sales offices located in Arizona, Maryland, New Jersey, Oregon and Texas. We also maintain sales support offices in Germany, Italy, Japan, Korea, Singapore, Taiwan and the United Kingdom. As a result of the merger, we have significantly increased the size of our sales force both domestically and internationally.

   We have established a direct sales force in Japan and have terminated our distribution relationship with our previous distributor, Marubeni. By establishing our own direct sales force, we believe we can continue to increase our sales in Japan and provide our customers with improved customer service. Although we intend to invest significant resources in our sales efforts in Japan, including hiring additional personnel to support our direct sales effort, we may not be able to maintain or increase our sales to the Japanese semiconductor industry. We may miss sales opportunities or lose competitive sales as a result of this transition in our sales organization. Prior to the merger, the STEAG Semiconductor Division utilized CANON as a distributor for RTP systems in Japan. We plan to maintain the distribution relationship with CANON at this time. When we make sales directly to customers in Japan, we expect payment terms to be as long as 180 days from shipment, and we may incur currency risk if sales are denominated in Japanese Yen.

   International sales accounted for 69% of total net sales in 2000, 71% in 1999 and 67% in 1998. We anticipate that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Because of our dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as the recent Asian economic problems. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock."

Customers

   The following is a representative list of our major semiconductor manufacturing customers:

     Advanced Micro Devices       Microchip Technology           STMicroelectronics
     Hitachi                      NEC Corporation                Texas Instruments
     IBM Microelectronics         Samsung                        Triquint
     Infineon                     Sony

   The following is a representative list of our major foundry customers:

     Chartered Semiconductor Manufacturing/Silicon Manufacturing Partners Pte. Ltd.
     Taiwan Semiconductor Manufacturing Company
     Silicon Integrated Systems
     UMC Group
     WaferTech

   In 2000, no one customer accounted for more than 10% of our revenue. UMC, TSMC and Texas Instruments each accounted for approximately 9% of our total bookings. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 59% of our net sales in 2000, 63% in 1999, and 56% in 1998. For a discussion of risks associated with changes in our customer base, see "Risk Factors That May Affect Future Results and Market Price of Stock-- Year-to-Year Changes in Our List of Major Customers Make It Difficult to Forecast Our Revenue and Achieve Our Sales Goals."

Backlog

   We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $109.9 million as of December 31, 2000, $56.1 million as of December 31, 1999 and $22.7 million as of December 31, 1998. The year-to-year fluctuation is due primarily to the cyclical nature of the semiconductor industry. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period and our actual sales for the year may not meet or exceed the backlog represented. In particular, during periods of industry downturns we have experienced significant delays relating to orders that were previously booked and included in backlog. These backlog figures reflect only the products we offered before the closing of the merger on January 1, 2001.

Research, Development and Engineering

   Our research, development and engineering efforts are focused upon our multi-product strategy. During recent periods, we have devoted a significant amount of resources to our Aspen III platform, the Aspen III CVD system, improvements to our Aspen RTP system and the EpiPro 5000 system. We expect to focus our future efforts on developing products from across the three divisions with an emphasis on 300 millimeter applications.

   We maintain an applications laboratory in Fremont, and as a result of the merger we now have facilities in Pliezhausen and Dornstadt, Germany and in Exton, Pa., to test new systems and customer-specific equipment designs. By basing products on existing and accepted product lines in the thermal, plasma and wet markets, we believe that we can focus our development activities on producing new products quickly and at relatively low cost.

   The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to continue to improve our existing systems and process technologies and to develop systems and new technologies that compete effectively. In addition, we must adapt our systems and processes to technological changes and to support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies. In addition, these new and improved systems and process technologies may not meet the requirements of the marketplace and achieve market acceptance. Furthermore, despite testing by us, difficulties could be encountered with our products after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. If we are unable to improve our existing systems and process technologies or to develop new technologies or systems, we may lose sales and customers.

   Our research, development and engineering expenses were $28.5 million for the year ended December 31, 2000, $19.5 million for 1999 and $16.7 million for 1998, representing 15.8% of net sales in 2000, 18.9% in 1999 and 28.2% in 1998.

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

   Each of our product lines competes in markets defined by the particular wafer fabrication process it performs. In each of these markets we have multiple competitors. At present, however, no single competitor competes with us in all of the market segments in which we compete. Competitors in a given technology tend to have different degrees of market presence in the various regional geographic markets. Competition is based on many factors, primarily technological innovation, productivity, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, contamination control, reliability and customer support. We believe that our competitive position in each of our markets is based on the ability of our products and services to address customer requirements related to these competitive factors.

   Our principal competitors in the dry strip market include Alcan Technology, Eaton Corporation, Novellus, Hitachi, KEM, Matrix Integrated Systems and Plasma Systems. We believe that we compete favorably on each of the competitive elements in this market and estimate that we are the leading provider of dry strip products. The principal competitor for our RTP systems is Applied Materials. Principal competition for our wet products include Dainippon Screen, FSI International, SCP Global Technologies, Akrion, Semitool, Tokyo Electron Limited and Verteq. The market in which our Aspen LiteEtch products compete is a relatively small niche market with no dominant competitors. Principal competitors for our Aspen LiteEtch systems include Novellus, Lam Research, Shibaura Mechatronics and Tegal. Principal competitors for our CVD systems include Applied Materials, ASM International and Novellus Systems, with Applied Materials and Novellus representing a major share of the market. Principal competitors for our EpiPro systems include Advanced Semiconductor Manufacturing, LPE Products, Moore Technology and Toshiba.

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

Manufacturing

   Our manufacturing operations are based in the US and Europe and consist of procurement, subassembly, final assembly, test and reliability engineering. Our current plasma strip, CVD, RTP, wet and LiteEtch systems are based on a variety of platforms. Our Aspen-based systems enable us to use a large number of common subassemblies and components. Many of the major assemblies are procured complete from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors. We have manufacturing capability for our RTP products in San Jose, Ca. and Dornstadt, Germany. Wet products are manufactured in Exton, Pennsylvania and Pliezhausen and Donaueschingen, Germany.

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

Intellectual Property

   We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We hold a number of United States patents and corresponding foreign patents and have a number of patent applications pending covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications on inventions resulting from our ongoing research, development and manufacturing activities to strengthen our intellectual property rights.

   Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States. As a result of the merger, we are now involved in several patent lawsuits that had been brought by our subsidiary CFM. See the discussion below under Item 3: Legal Proceedings.

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

Employees

   As of December 31, 2000, we had 641 employees. There were 175 employees in manufacturing operations, 112 in research, development and engineering, 301 in sales, marketing, field service and customer support, and 53 in general, administrative and finance. With the completion of the merger on January 1, 2001, we have over 2,000 employees worldwide.

   The success of our future operations depends in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulty in attracting new personnel and we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside Germany is represented by a labor union and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.

Environmental Matters

   Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

ITEM 2: PROPERTIES

   We maintain our headquarters in Fremont, California, where we have leases for four facilities that total 155,000 square feet, with terms expiring from July 2002 through February 2004. As a result of the merger, we now have manufacturing facilities in Dornstadt, Germany, Pliezhausen, Germany, Exton, Pa. and San Jose, Ca. We are actively pursuing leasing facilities in Fremont, Ca. for the creation of a Mattson campus that will house research, operations and head office facilities. Our future growth requires that we secure additional facilities or expand our current facilities further before the term of our headquarters lease expires. Any move to new facilities or expansion could be disruptive and cause us to incur significant unexpected expense. We also lease sales support offices in Japan, Singapore, Korea, Taiwan, Germany, France, UK, and Scotland with expiration dates from February 2001 through January 2008.

ITEM 3: LEGAL PROCEEDINGS

   We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may, in the future, be party to litigation arising in the course of our business, including claims that we allegedly infringe third party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

   As a result of the merger, we are involved in various lawsuits brought by or against our subsidiary CFM, including the following:

   CFM is currently litigating three ongoing cases involving its intellectual property. CFM has asserted claims of its U.S. Patent No. 4,911,761 (the "761 patent") against a defendant in CFM and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement. CFM further asserted claims of U.S. Patent Nos. 4,778,532 (the "532 patent") and 4,917,123 (the "123 patent") against this defendant in a subsequent action, CFM, Inc. and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, CFM is also both a defendant and a counterclaim plaintiff in a third litigation, Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFM, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW. In this action, the plaintiffs seek a declaratory judgment of invalidity and unenforceability of the 761 patent and U.S. Patent No. 4,984,597 (the "597 patent"), and a declaratory judgment of non-infringement of the 761 patent. CFM has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of certain claims of each of the 761 patent, the 532 patent, the 123 patent, and the 597 patent. Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC have also filed an antitrust count against CFM charging improper use of patents known to be invalid.

   On September 11, 1995, CFM brought an action against YieldUP International Corp. ("YieldUP") in the United States District Court for the District of Delaware. CFM seeks damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP processing equipment does not infringe the 761 patent. The District Court subsequently granted CFM's request for reargument of the decision, and CFM and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

   On December 30, 1998, our subsidiary CFM filed an additional lawsuit in the United States District Court for the District of Delaware charging patent infringement of the 123 and 532 patents by YieldUP. CFM is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement. YieldUP amended its Answer to CFM's Complaint, asserting counterclaims for alleged tortious interference with prospective economic advantage and defamation, a declaratory judgment that the patents are unenforceable due to applicants' alleged inequitable conduct in obtaining the patents, and seeking compensatory and punitive damages. Fact discovery in this lawsuit closed on December 10, 1999. A claims construction and pre-trial hearing for this action was held on March 15, 2000. On

April 4, 2000, the District Court issued an Order granting a YieldUP motion for summary judgment and denying CFM's cross-motion for summary judgment. In this Order, the District Court found that the 532 and 123 patents were both invalid due to lack of enablement. In this same Order, the District Court construed the claims of the 532 and 123 patents. CFM filed a motion seeking reconsideration and re- argument of the summary judgment ruling, which the District Court denied on August 10, 2000. YieldUP has agreed to withdraw with prejudice the tortious interference and defamation counts. A bench trial on the remaining inequitable conduct count was held on July 28, 2000. The District Court has not yet ruled on the inequitable conduct count nor entered final judgment that the 532 and 123 patents are invalid for lack of enablement.

   In March, 1997, another competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against our subsidiary CFM in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the 761 patent and that the patent is invalid and unenforceable. DNS also sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed the patent counts on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising were dismissed without prejudice. The remainder of the case has been returned to the district court.

   CFM answered DNS's Complaint and counterclaimed, alleging infringement by DNS of the 532, 123, and 761 patents. A claims construction hearing was held on November 12, 1999, and an initial Claims Construction Order issued on December 9, 1999, and two subsequent claims construction Orders were issued on July 12, 2000. In February, 2000, DNS added two additional counts to this litigation: one for antitrust violations and additional declaratory judgment counts that the 597 patent was invalid and unenforceable. The antitrust count asserts that CFM knowingly brought causes of action against competitors with patents, the 761 patent and the 597 patent, that CFM knew were invalid or unenforceable. In the new declaratory judgment count, DNS has asked the court to declare that DNS does not infringe the 597 patent and that this patent is invalid and unenforceable. CFM counterclaimed asserting infringement, inducement of infringement, and contributory infringement of the 597 patent. A Markman (i.e., Claims Construction) hearing on the 597 patent was held on July 21, 2000, and there has been subsequent briefing as to the proper construction of the asserted claims of the 597 patent. No claims construction ruling has issued yet as to the 597 patent. As a result of the additional new counts, the liability trial now is scheduled for February 2001.

   DNS has recently moved the court for permission to update its antitrust count, and to add new counts for unfair competition, interference with business relations, and trade libel into the case. That motion is still pending. Furthermore, as a result of the Summary Judgment finding of invalidity due to lack of enablement of the 532 and 123 patents in the YieldUP case, DNS has requested that the counts concerning these two patents be stayed pending further results in the YieldUP case. The damages issues for all patent and antitrust counts have been bifurcated, and will be tried only after liability issues have been resolved.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A special meeting of our stockholders was held on November 8, 2000 to vote upon the five proposals described below, each of which was approved.

   The stockholders approved a proposal for us to issue an aggregate of approximately 16,890,000 shares of our common stock, and to amend our Amended and Restated 1989 Stock Option Plan (the "Stock Option Plan") to increase the number of shares reserved for issuance thereunder by 1,350,000 shares in order to complete the business combination transactions contemplated by the Strategic Business Combination Agreement between us and STEAG Electronic Systems AG ("STEAG") under which we acquired the STEAG Semiconductor Division, and the Agreement and Plan of Merger among us, M2C Acquisition Corporation, our wholly owned subsidiary, and CFM, under which CFM became our wholly owned subsidiary. The proposal received the following votes:

          For             Against              Abstentions             Broker Non-votes
       ----------        ---------             -----------             ----------------
       11,339,251        1,523,335               19,466                        0

   The stockholders approved a proposal to amend the Stock Option Plan to further increase the number of shares reserved for issuance thereunder by 750,000 shares (in addition to the Stock Option Plan reserve increase included in the previous proposal). The proposal received the following votes:

          For             Against              Abstentions             Broker Non-votes
       ----------        ---------             -----------             ----------------
       12,534,759        6,105,854               17,560                        0

   The stockholders approved a proposal to amend our 1994 Employee Stock
Purchase Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares. The proposal received the following votes:

          For             Against              Abstentions             Broker Non-votes
       ----------        ---------             -----------             ----------------
       18,052,502          588,342               17,560                        0

   The stockholders approved a proposal to amend our Certificate of Incorporation to increase the authorized number of shares of common stock available for issuance from 60,000,000 shares to 120,000,000 shares. The proposal received the following votes:

          For             Against              Abstentions             Broker Non-votes
       ----------        ---------             -----------             ----------------
       15,494,552        3,147,021               17,560                        0

   The stockholders approved a proposal to amend our Certificate of Incorporation to increase the number of directors on our Board of Directors from five to seven and to change the procedure for filling Board vacancies.
The proposal received the following votes:

          For             Against              Abstentions             Broker Non-votes
       ----------        ---------             -----------             ----------------
       18,102,806          541,759               13,839                        0

   As a consequence of the consummation of the merger, the following individuals were appointed as members of our Board of Directors, effective January 1, 2001: Dr. Jochen Melchior, Dr. Hans-Georg Betz; and James Kim. Directors whose term of office as members of our Board continued after the meeting were: Brad Mattson; Ken Kannappan; Kenneth Smith; Steve Nakayama and John Savage. Mr. Savage resigned from our Board of Directors effective January 1, 2001.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table and note set forth information about our five executive officers:

     Name of the Individual                  Age    Capacities in which Served
     ----------------------                  ---    --------------------------
     Brad Mattson (1).......................  46 Vice Chairman, Chief Executive
                                                 Officer

     Ludger Viefhues (2)....................  58 Executive Vice President--
                                                 Finance, Chief Financial
                                                 Officer, Secretary

     Roger Carolin (3)......................  45 Executive Vice President,
                                                 President, Wet Product Division

     Walt Kasianchuk (4)....................  51 Executive Vice President,
                                                 President, Thermal Product
                                                 Division

     Dave Dutton (5)........................  40 Executive Vice President,
                                                 President, Plasma Product
                                                 Division

--------
(1) Mr. Mattson, age 46, founded Mattson in November 1988 and has served as Chief Executive Officer and Chairman since its inception, and until January 1997 had served as President. Mr. Mattson was the founder of Novellus Systems, Inc. ("Novellus"), a semiconductor equipment company, and formerly served as its President, Chief Executive Officer and Chairman. He has held previous executive positions at Applied Materials, Inc. and LFE Corporation, semiconductor equipment companies.

(2) Mr. Viefhues, age 58, joined us as the Chief Financial Officer in December 2000. From 1999 to 2000, Mr. Viefhues was Chief Financial Officer of STEAG RTP Systems GmbH. From 1996 to 1999, Mr. Viefhues was Chief Executive Officer at MEMC (Monsanto Electronic Materials Co. in St. Louis, Mo.). Prior to being appointed Chief Executive Officer at MEMC, Viefhues was the company's Chief Financial Officer. From 1993 to 1996, Mr. Viefhues held the post of Chief Financial Officer at Huels AG (Germany).

(3) Mr. Carolin, age 45, joined us as Executive Vice President and President of the Wet Product Division in January 2001. Mr. Carolin served as a Director of CFM since its inception in 1984 and as its President and Chief Executive Officer since 1991. From 1984 to 1990, Mr. Carolin was Senior Vice President of The Mills Group, Inc., a real estate development firm. Previously, Mr. Carolin worked for The General Electric Company and Honeywell, Inc. in a variety of technical positions.

(4) Mr. Kasianchuk, age 51, joined us as General Manager and Vice President, Epitaxial Product Division in September 1999. From 1995 to 1999, Mr. Kasianchuk was Executive Vice President of Engineering and Technology at Mitsubishi Silicon America. From 1983 to 1995, Mr. Kasianchuk held senior management positions with Siltec Corp., and from 1977 to 1982, Mr. Kasianchuk held management positions with Monsanto.

(5) Mr. Dutton, age 40, joined us as General Manager in the Strip/Plasma Etch division in 1994. From 1998 to 2000, Mr. Dutton was Executive Vice President and Chief Operating Officer of Mattson. From 1984 to 1993, Mr. Dutton served as an engineer and then manager in plasma etch processing and yield enhancement at Intel Corp. From 1993 to 1994, Mr. Dutton was Engineering Manager for Thin Films Processing at Maxim Integrated Products.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Stock Listing

   Our common stock has traded on the Nasdaq National Market since our initial public offering on September 28, 1994. Our stock is quoted on the NASDAQ National Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

                                                                    HIGH   LOW
                                                                   ------ ------
       2000 Quarter
         First.................................................... $43.75 $16.25
         Second...................................................  49.13  29.06
         Third....................................................  39.50  15.00
         Fourth...................................................  16.50   8.78

       1999 Quarter
         First....................................................  10.13   5.50
         Second...................................................  12.88   5.75
         Third....................................................  15.38  10.00
         Fourth...................................................  18.25  11.00

   We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We intend to retain all future earnings for use in our business. On March 15, 2001, the last reported sales price of our common stock on the Nasdaq National Market was $14.13 per share. We had approximately 226 shareholders of record on that date.

Private Placement of Stock

   At the closing of the merger, we issued 11,850,000 shares of common stock to STEAG Electronic Systems AG as part of the consideration for our purchase of the STEAG Semiconductor Division. The transaction was exempt from registration under the Securities Act of 1933 (the "Act") by virtue of the exemptions provided in Section 4(2) of the Act, and Regulation D. There were no underwriters in the transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected financial data has been derived from our audited consolidated financial statements. The historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. Effective January 1, 2000, we changed our method of accounting to implement the revenue recognition provisions of SAB101. This change in accounting method effects the comparability of our financial data for 2000 to our reported results for previous years. See Note 1 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of this change. Unaudited pro forma information is provided below to show the effect this accounting method change would have had in previous years.

                                         Year Ended December 31,
                                ----------------------------------------------
                                 1996    1997      1998       1999      2000
                                ------- -------  --------   --------  --------
                                  (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales.....................  $73,260 $76,730  $ 59,186   $103,458  $180,630
Cost of sales.................   33,231  37,130    37,595     53,472    93,123
                                ------- -------  --------   --------  --------
   Gross profit...............   40,029  39,600    21,591     49,986    87,507
                                ------- -------  --------   --------  --------
Operating expenses:
  Research, development and
   engineering................   11,507  14,709    16,670     19,547    28,540
  Selling, general and
   administrative.............   20,900  24,495    24,542     31,784    54,508
  Acquired in-process research
   and development............       --      --     4,220         --        --
                                ------- -------  --------   --------  --------
   Total operating expenses...   32,407  39,204    45,432     51,331    83,048
                                ------- -------  --------   --------  --------
Income (loss) from
 operations...................    7,622     396   (23,841)    (1,345)    4,459
Interest and other income,
 net..........................    2,027   1,486     1,811        743     6,228
                                ------- -------  --------   --------  --------
Income (loss) before provision
 for income taxes and
 cumulative effect of change
 in accounting principle......    9,649   1,882   (22,030)      (602)   10,687
Provision for income taxes....    3,184     451       337        247     1,068
                                ------- -------  --------   --------  --------
Income (loss) before
 cumulative effect of change
 in accounting principle......    6,465   1,431   (22,367)      (849)    9,619
Cumulative effect of change in
 accounting principle, net of
 tax benefit..................       --      --        --         --    (8,080)
                                ------- -------  --------   --------  --------
Net income (loss).............  $ 6,465 $ 1,431  $(22,367)  $   (849) $  1,539
                                ======= =======  ========   ========  ========
Income (loss) per share,
 before cumulative effect of
 change in accounting
 principle:
  Basic.......................  $  0.46 $  0.10  $  (1.52)  $  (0.05) $   0.50
  Diluted.....................  $  0.42 $  0.09  $  (1.52)  $  (0.05) $   0.45
Cumulative effect of change in
 accounting principle
  Basic.......................       --      --        --         --  $  (0.42)
  Diluted.....................       --      --        --         --  $  (0.38)
Net income (loss) per share:
  Basic.......................  $  0.46 $  0.10  $  (1.52)  $  (0.05) $   0.08
  Diluted.....................  $  0.42 $  0.09  $  (1.52)  $  (0.05) $   0.07
Shares used in computing net
 income (loss) per share:
  Basic.......................   13,997  14,117    14,720     15,730    19,300
  Diluted.....................   15,275  15,311    14,720     15,730    21,116
Pro forma amounts with the
 change in accounting
 principle related to revenue
 recognition applied
 retroactively:
  Net revenues................       **  76,079*   58,544 *  102,781       N/A
  Net income..................       **     862*  (21,926)*   (3,036)      N/A
  Net income per share:
   Basic......................       ** $  0.06* $  (1.49)* $  (0.19)      N/A
   Diluted....................       ** $  0.06* $  (1.49)* $  (0.19)      N/A

                                            As of December 31,
                                ----------------------------------------------
                                 1996    1997      1998       1999      2000
                                ------- -------  --------   --------  --------
                                              (in thousands)
CONSOLIDATED BALANCE SHEET
 DATA:
Cash and cash equivalents.....  $21,547 $25,583  $ 11,863   $ 16,965  $ 33,431
Working capital...............   56,780  56,996    31,034     37,009   150,234
Total assets..................   84,489  84,443    68,120     81,148   269,668
Total stockholders' equity....   69,115  68,184    49,880     52,019   186,127

-------
 * Unaudited
** Data is not available to provide pro forma information for this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this annual report. In addition to historical information, the discussion in this annual report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors that May Affect Future Results and Market Price of Stock" and elsewhere in this annual report.

                                   OVERVIEW

   We are a leading supplier of advanced, high-productivity semiconductor processing equipment used in the fabrication of integrated circuits. We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. As a result of the merger we now offer a number of RTP products and wet strip and etch products based on proprietary platforms from the STEAG Semiconductor Division and CFM Technologies.

   Our acquisition of the STEAG Semiconductor Division and CFM was completed on January 1, 2001, following the end of our 2000 fiscal year. As a result, the financial statements included in this report relate to Mattson Technology, Inc. prior to the closing of the acquisitions, and do not include the results of operations, assets or liabilities of the STEAG Semiconductor Division or CFM. Certain pro forma information with respect to the combining companies through June 2000 is included in our report on Form 8-K filed on January 30, 2001.

   We derive revenue from two primary sources- equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment. Effective January 1, 2000, the Company changed its method of accounting for equipment sales to recognize the corresponding revenues as follows: 1.) for equipment sales of existing products with new specifications or acceptance clauses to a new customer, and for all sales of new products, revenue is recognized upon customer acceptance; 2.) for equipment sales to existing customers, who have purchased the same equipment with the same customer specified and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenues until these evaluation systems are accepted by the customer. Revenues associated with sales to our customers in Japan are recognized upon customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle of ($8.1) million (or $.38 per diluted share) was reported as a charge in the quarter ended March 31, 2000. The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses that will be recognized when the conditions for revenue recognition are met.

   Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.

   Until 1999, we derived a substantial majority of our sales from our Aspen Strip systems, with our remaining sales derived from our CVD, RTP, LiteEtch and Epi systems, as well as spare parts and maintenance services. In 2000, sales of our CVD systems comprised 19% of our net sales, with Aspen Strip sales accounting for 78% of our net sales.

   We offer a 36 month warranty on all of its systems sold after January 1996, other than the EpiPro 5000 system and any systems sold in Japan, which carry a 12 month warranty. A provision for the estimated cost of warranty is recorded at the time of revenue recognition.

   International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including Taiwan, Singapore and Korea, accounted for 69% of total net sales for 2000, 71% of total net sales for 1999 and 67% of total net sales for 1998. We anticipate that international sales will continue to account for a significant portion of sales, primarily due to orders from customers in Japan and the Pacific Rim.

   The local currency is the functional currency for all foreign operations. Gains or losses from translation of foreign operations are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry had one of its best years ever in 2000, but early signs of a downturn became apparent towards the end of the year and have resulted in lower predictions for 2001. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

   In order to support long term growth in our business, we have continued to increase research and development expenses from previous years. In addition, selling, general and administrative costs in 2000 increased from 1999 levels as sales continued to increase. We are still dependent upon increases in sales in order to maintain our level of profitability. If our sales do not increase, our current operating expenses could prevent us from increasing profitability and adversely affect our financial results.

   On July 24, 1998, we acquired Concept Systems Design. The transaction was achieved through the merger of a wholly owned subsidiary of the Company with and into Concept and has been accounted for as a purchase. In connection with the merger, we issued 795,138 shares of common stock to the former shareholders of Concept. In addition to the issuance of the 795,138 shares, the agreement for the acquisition of Concept also included the contingent issuance and distribution of 100,000 shares of Mattson common stock to the Concept shareholders if Concept achieved net revenues of at least $16,667,000 during the first 24 full calendar months following the acquisition date. These revenue goals were not achieved by Concept during the specified period, and no such additional shares will be issued.

Results of Operations

   All results of operations reported below are for Mattson Technology, Inc. prior to the acquisition of the STEAG Semiconductor Division and CFM.

   The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net sales:

                                                             Year Ended
                                                            December 31,
                                                          ---------------------
                                                          1998    1999    2000
                                                          -----   -----   -----
     Net sales..........................................  100.0%  100.0%  100.0%
     Cost of sales......................................   63.5    51.7    51.6
                                                          -----   -----   -----
     Gross margin.......................................   36.5    48.3    48.4
                                                          -----   -----   -----
     Operating expenses:
       Research, development and engineering............   28.2    18.9    15.8
       Selling, general and administrative..............   41.5    30.7    30.1
       Acquired in-process research and development.....    7.1      --      --
                                                          -----   -----   -----
     Income (loss) from operations......................  (40.3)   (1.3)    2.5
     Interest and other income, net.....................    3.1     0.7     3.4
                                                          -----   -----   -----
     Income (loss) before provision for income taxes and
      cumulative effect of change in accounting
      principle.........................................  (37.2)   (0.6)    5.9
     Provision for income taxes.........................   (0.6)   (0.2)   (0.6)
                                                          -----   -----   -----
     Income (loss) before cumulative effect of change in
      accounting principle..............................  (37.8)   (0.8)    5.3
     Cumulative effect of change in accounting
      principle, net of tax benefit.....................     --      --    (4.5)
                                                          -----   -----   -----
     Net income (loss)..................................  (37.8)%  (0.8)%    .8%
                                                          =====   =====   =====

Years Ended December 31, 2000 and 1999

   Net Sales. Our net sales for the year ended December 31, 2000 were $180.6 million, representing an increase of $77.1 million, or 74.5%, over net sales of $103.5 million for the year ended December 31, 1999. Net sales of $180.6 million in 2000 reflect the company's adoption of SAB 101, previously discussed. Net sales increased in 2000 primarily as a result of a 98.4% increase in unit shipments and a 4.0% increase in average selling prices that is attributable to semiconductor manufacturers' need for additional capacity and new technology.

   Gross Margin. Gross profit under the adoption of SAB 101 was $87.5 million for the year ended December 31, 2000, representing 48.4% of net sales, up from $50.0 million, or 48.3% of net sales, for the year ended December 31, 1999 under the historical shipment method of recognizing revenue. Our cost of sales includes labor, materials and overhead. Gross margin increased in 2000 primarily due to favorable manufacturing overhead efficiencies, as the number of systems shipped increased 98.4% in 2000 compared to 1999.

   Our gross margin has varied over the years and will continue to vary based on multiple factors including effects of revenue recognition under SAB 101, our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. Our gross margin on international sales, other than sales to Marubeni through the second quarter of 2000, have been substantially the same as domestic sales. Sales to Marubeni typically carried a lower gross margin, as Marubeni had been primarily responsible for sales and support costs in Japan. We terminated our distribution relationship with Marubeni during the second quarter of 2000 and have shifted to a direct sales model in Japan.

   Research, Development and Engineering. Research, development and engineering expenses were $28.5 million, or 15.8% of net sales, for the year ended December 31, 2000, compared to $19.5 million, or 18.9% of net sales, for the year ended December 31, 1999. The increase was primarily due to compensation and related benefits, which increased to $12.4 million in 2000 from $9.8 million in 1999, and engineering materials expense, which increased to $7.0 million in 2000 from $3.4 million in 1999. The increase in compensation and related benefits expense was due to increased personnel required to support our anticipated long term future growth. The decrease in research, development and engineering expense as a percentage of net sales in 2000 compared to 1999 was primarily attributable to increased sales in 2000.

   Selling, General and Administrative. Selling, general and administrative expenses were $54.5 million, or 30.1% of net sales, for the year ended December 31, 2000, compared with $31.8 million, or 30.7% of net sales, for the year ended December 31, 1999. The increase was primarily due to compensation and related benefits, which increased to $32.7 million in 2000 from $22.4 million in 1999 due to increased personnel during 2000, outside services expense, which increased to $5.1 million in 2000 from $1.8 million in 1999, professional fees, which increased to $2.5 million in 2000 from $1.4 million in 1999, travel expense, which increased to $5.4 million in 2000 from $3.2 million in 1999, building and utility expense, which increased to $5.0 million in 2000 from $3.5 million in 1999, and advertisement expense, which increased to $2.0 million in 2000 from $0.7 million in 1999, all due to our growth. The decrease in selling, general and administrative expenses as a percentage of net sales in 2000 compared to 1999 was primarily attributable to increased net sales in 2000.

   Tax Provision. We recorded a tax provision of $1,068,000 for the year ended December 31, 2000 compared to $247,000 for the year ended December 31, 1999. We recognized provision for income taxes at an effective tax rate of 10% during 2000, as we were able to recognize certain benefits from our prior operating losses. In 1999 we did not recognize any tax benefits from our operating losses and the 1999 tax provision primarily relates to foreign income tax. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance, we have provided a $13.2 million valuation allowance against certain net deferred tax assets at December 31, 2000, as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realization of the deferred tax assets on a quarterly basis.

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

Quarterly Results of Operations

   The following tables set forth our unaudited consolidated statement of operations data for each of the eight quarterly periods ended December 31, 2000. The data for the four quarterly periods for fiscal year 1999 are under the historical shipment method of recognizing revenue, and the data for the four quarterly periods for fiscal year 2000 are under SAB 101. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                             Quarter Ended (Unaudited)
                          ------------------------------------------------------------------
                          MAR 28,  JUN 27,  SEP 26, DEC 31, MAR 26,  JUN 25, SEP 24, DEC 31,
                           1999     1999     1999    1999    2000     2000    2000    2000
                          -------  -------  ------- ------- -------  ------- ------- -------
CONSOLIDATED STATEMENT
 OF OPERATIONS
Net sales...............  $14,320  $24,128  $29,189 $35,821 $39,957  $44,484 $48,310 $47,879
Cost of sales...........    7,076   12,748   15,171  18,477  21,606   23,048  24,318  24,151
                          -------  -------  ------- ------- -------  ------- ------- -------
Gross profit............    7,244   11,380   14,018  17,344  18,351   21,436  23,992  23,728
                          -------  -------  ------- ------- -------  ------- ------- -------
Operating expenses:
 Research, development
  and engineering.......    3,898    4,525    5,297   5,827   6,298    6,867   7,356   8,019
 Selling, general and
  administrative........    6,031    7,106    8,567  10,080  10,558   12,907  14,535  16,508
                          -------  -------  ------- ------- -------  ------- ------- -------
 Total operating
  expenses..............    9,929   11,631   13,864  15,907  16,856   19,774  21,891  24,527
                          -------  -------  ------- ------- -------  ------- ------- -------
Income (loss) from
 operations.............   (2,685)    (251)     154   1,437   1,495    1,662   2,101    (799)
Interest and other
 income, net............      293      133      221      96     398    1,511   2,267   2,052
                          -------  -------  ------- ------- -------  ------- ------- -------
Income (loss) before
 provision for income
 taxes and cumulative
 effect of change in
 accounting principle...   (2,392)    (118)     375   1,533   1,893    3,173   4,368   1,253
Provision for income
 taxes..................       49       68       59      71     189      317     437     125
                          -------  -------  ------- ------- -------  ------- ------- -------
Income before cumulative
 effect of change in
 accounting principle...   (2,441)    (186)     316   1,462   1,704    2,856   3,931   1,128
Cumulative effect of
 change in accounting
 principle, net of tax
 benefit................       --       --       --      --  (8,080)      --      --      --
                          -------  -------  ------- ------- -------  ------- ------- -------
Net income (loss).......  $(2,441) $  (186) $   316 $ 1,462 $(6,376) $ 2,856 $ 3,931 $ 1,128
                          =======  =======  ======= ======= =======  ======= ======= =======
Net income (loss) per
 share before cumulative
 effect of change in
 accounting principle:
 Basic..................       --       --       --      -- $  0.10  $  0.14 $  0.20 $  0.06
 Diluted................       --       --       --      -- $  0.09  $  0.13 $  0.18 $  0.05
Cumulative effect of
 change in accounting
 principle:
 Basic..................       --       --       --      -- $ (0.48)      --      --      --
 Diluted................       --       --       --      -- $ (0.42)      --      --      --
Net income (loss) per
 share:
 Basic..................  $ (0.16) $ (0.01) $  0.02 $  0.09 $ (0.38) $  0.14 $  0.20 $  0.06
 Diluted................  $ (0.16) $ (0.01) $  0.02 $  0.08 $ (0.33) $  0.13 $  0.18 $  0.05
Shares used in computing
 Income (loss) per
 share:
 Basic..................   15,423   15,601   15,887  16,055  16,863   19,877  20,152  20,306
 Diluted................   15,423   15,601   17,191  17,552  19,184   21,929  21,704  21,070

   We have included the following information below to demonstrate the effect on the first three quarters of fiscal 2000 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2000, and to reconcile the differences with amounts previously reported for those quarterly periods:

                                              Quarter Ended (Unaudited)
                                           -----------------------------------
                                           MAR 26,  JUN 25,  SEP 24,  DEC 31,
                                            2000     2000     2000      2000
                                           -------  -------  -------  --------
NET REVENUES
  As previously reported.................  $42,581  $50,130  $58,191  $ 62,312
  Effect of change in accounting
   principle.............................   (2,624)  (5,646)  (9,881)  (14,433)
                                           -------  -------  -------  --------
  As restated in first three quarters and
   reported in fourth quarter............   39,957   44,484   48,310    47,879
                                           -------  -------  -------  --------
GROSS PROFIT
  As previously reported.................  $20,975  $25,566   29,326    32,035
  Effect of change in accounting
   principle.............................   (2,624)  (4,130)  (5,334)   (8,307)
                                           -------  -------  -------  --------
  As restated in first three quarters and
   reported in fourth quarter............   18,351   21,436   23,992    23,728
                                           -------  -------  -------  --------
NET INCOME (LOSS)
  As previously reported.................    4,019    6,471    8,549     8,348
  Effect of change in accounting
   principle.............................   (2,315)  (3,615)  (4,618)   (7,220)
                                           -------  -------  -------  --------
  Cumulative effect of change in
   accounting principle..................   (8,080)      --       --        --
                                           -------  -------  -------  --------
  As restated in first three quarters and
   reported in fourth quarter............  $(6,376) $ 2,856  $ 3,931  $  1,128
                                           =======  =======  =======  ========
NET INCOME (LOSS) PER BASIC SHARE:
Net income (loss) per share before
 cumulative effect of change in
 accounting principle
  As previously reported.................  $  0.24  $  0.33  $  0.42  $   0.41
  Effect of change in accounting
   principle.............................  $ (0.14) $ (0.18) $ (0.23) $  (0.36)
                                           -------  -------  -------  --------
  As restated in first three quarters and
   reported in fourth quarter............  $  0.10  $  0.14  $  0.20  $   0.06
Cumulative effect of change in accounting
 principle...............................  $ (0.48)      --       --        --
                                           -------  -------  -------  --------
Net income (loss) after cumulative effect
 of change in accounting principle.......  $ (0.38) $  0.14  $  0.20  $   0.06
                                           =======  =======  =======  ========
NET INCOME (LOSS) PER DILUTED SHARE:
Net income (loss) per share before
 cumulative effect of change in
 accounting principle
  As previously reported.................  $  0.21  $  0.30  $  0.39  $   0.40
  Effect of change in accounting
   principle.............................  $ (0.12) $ (0.16) $ (0.21) $  (0.34)
                                           -------  -------  -------  --------
  As restated in first three quarters and
   reported in fourth quarter............  $  0.09  $  0.13  $  0.18  $   0.05
Cumulative effect of change in accounting
 principle...............................  $ (0.42)      --       --        --
                                           -------  -------  -------  --------
Net income (loss) after cumulative effect
 of change in accounting principle.......  $ (0.33) $  0.13  $  0.18  $   0.05
                                           =======  =======  =======  ========
Shares used in computing income (loss)
 per share:
  Basic..................................   16,863   19,877   20,152    20,306
  Diluted................................   19,184   21,929   21,704    21,070

Liquidity and Capital Resources

   Our cash and cash equivalents (excluding restricted cash) and short-term investments were $72.2 million at December 31, 2000, an increase of $55.2 million from cash and cash equivalents of $17.0 million held as of December 31, 1999. We had no outstanding borrowings under our line of credit and no long-term debt at December 31, 2000. Stockholders' equity at December 31, 2000 was approximately $186.1 million.

   Net cash used in operating activities was $53.1 million for the year ended December 31, 2000 and $9.5 million for the year ended December 31, 1999. The net cash used in operations in 2000 was primarily attributable to the net income of $1.5 million, deferred taxes of $6.4 million, an increase in restricted cash of $32.0 million, an increase in accounts receivable of $39.6 million, an increase in inventories of $30.1 million, an increase in prepaid expenses and other assets of $6.7 million, offset by the cumulative effect of a change in accounting principle of $8.1 million, non-cash depreciation and amortization of $4.5 million, an increase in deferred revenue of $31.3 million, an increase in accounts payable of $6.6 million and an increase in accrued liabilities of $11.4 million. The inventory increased for fiscal 2000 primarily due to deferred revenue recognition of our systems until customer acceptance and build requirements for our growth in 2000. The accounts receivable increased for fiscal 2000 primarily due to our revenue growth. The net cash used in operations in 1999 was primarily attributable to the net loss of $0.8 million, an increase in accounts receivable of $11.9 million and an increase in inventories of $14.8 million, offset by non-cash depreciation and amortization of $4.8 million, a decrease in prepaid expenses and refundable income taxes of $2.7 million, an increase in accounts payable of $5.1 million and an increase in accrued liabilities of $5.4 million. The net cash used in operations in 1998 was primarily attributable to the net loss of $22.4 million, offset by non-cash depreciation, in-process research and development and deferred taxes of $12.9 million and a decrease in inventories of $10.7 million.

   Net cash used in investing activities was $56.5 million for the year ended December 31, 2000 which consisted of the purchase of $59.4 million of investments and $9.0 million of property and equipment offset by the sale of $12 million of investments. Net cash provided by investing activities in 1999 included the collection of a $3.7 million note receivable from our chief executive officer, and the sale of $8.1 million of short-term investments, offset by the purchase of $3.3 million of property and equipment. Net cash used in investing activities in 1998 was $8.4 million, primarily from retirement of $4.0 million of debt acquired in the acquisition of Concept and the issuance of a note receivable to our chief executive officer for $3.1 million.

   Net cash provided by financing activities was $126.1 million in 2000, primarily from $122.8 million net proceeds from the issuance of common stock and $6.4 million proceeds from stock plans, offset by the repayment of $3.0 million against our line of credit. Net cash provided by financing activities was $6.0 million in 1999, primarily from the $3.0 million net proceeds from the issuance of common stock under our employee stock purchase plan and our stock option plan and borrowings of $3.0 million against our $15.0 million line of credit. Net cash used in financing activities in 1998 was primarily from the repurchase of our common stock, partially offset by net proceeds from the issuance of common stock under our employee stock purchase plan and our stock option plan.

   Upon the closing of the acquisition of the STEAG Semiconductor Division on January 1, 2001, We issued to STEAG Electronic Systems AG a secured promissory note, due July 2, 2001, in the principal amount of $26.1 million, to offset the amount of outstanding working capital loans from STEAG Electronic Systems AG to the STEAG Semiconductor Division at the time of closing. Our restricted cash balance at December 31, 2000 covers the full obligation for this payment. In accordance with the Strategic Business Combination Agreement to acquire the STEAG Semiconductor Division, we are also required to make a net payment of
30.7 million Deutsche Marks (approximately $14.1 million) to STEAG Electronic Systems AG. This obligation, which is expected to be settled in March 2001, will be met by our existing cash balance.

   Our Board of Directors had authorized us to repurchase from time to time in the open market up to 1,000,000 shares of our common stock, through the year 2000. As of December 31, 1999, we had repurchased 274,800 shares. None were repurchased during 2000. The purpose of the repurchase program was to acquire shares to fund our stock based employee benefit programs, including our employee stock purchase plan and our stock option plan. Under this repurchase program we will not repurchase any additional shares of our stock.

   During the second quarter of 2000, we extended a loan to Brad Mattson, our chief executive officer, in the amount of $200,000. The interest rate on the loan is 6%. The repayment of the loan is due in the first quarter of 2001. At December 31, 2000 the Company had loans receivable from other employees of $0.9 million. The interest rates on these loans are from 5.5% to 6%. The loans are due in 2001.

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

   On March 8, 2000 we completed a secondary public offering of 3,000,000 shares of our common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The net proceeds of approximately $122.8 million are being used for general corporate purposes, principally working capital and capital expenditures.

   We currently anticipate that our current cash and investment positions along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities may have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." The company has adopted SFAS 133, as amended by SFAS 137 and SFAS 138, as of January 1, 2001. The impact of the adoption is not expected to be significant to the company's results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 101 has resulted in a change from the established practice of recognizing revenue at the time of shipment of a system, and instead delaying revenue recognition in part or totally until the time of customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, the change in revenue recognition practices can have a material affect on revenue in any particular reporting period. We adopted SAB 101 effective in the fourth quarter of fiscal 2000, retroactive to January 1, 2000, with the impact recorded as a cumulative effect in the first quarter of 2000. Our previously reported results of operations for the first three quarters of 2000 were restated by applying SAB 101 to those periods. No restatement of 1999 or prior results of operations is required. A detailed explanation of our revenue recognition policy under SAB 101 is described above in the "overview" section.

   In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the Provisions of FIN 44 and such adoption did not materially impact the Company's result of operations.

Mergers and Acquisitions

   On June 27, 2000, the Company entered into a definitive Strategic Business Combination Agreement ("Combination Agreement") to acquire the semiconductor equipment division of STEAG Electronic Systems AG ("STEAG Semiconductor Division), and entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc ("CFM"). Under the Combination Agreement, which was subsequently amended on December 15, 2000, the Company agreed to acquire the STEAG Semiconductor Division in exchange for issuing 11,850,000 shares of Mattson common stock (representing approximately 32% of the outstanding common stock of the combined company) valued at approximately $124 million as of the date of the amended Combination Agreement, cash payments of approximately $100,000 at closing, an obligation to pay 30.7 million Deutsche Marks (approximately $14.1 million) by the end of March 2001 and a $26.1 million secured promissory note due July 2, 2001, plus an obligation to reimburse STEAG Electronic Systems AG approximately $2.8 million in acquisition related costs. We issued to STEAG this $26.1 million secured promissory note to offset outstanding working capital loans made by STEAG Electronic Systems AG to the STEAG Semiconductor Division. We also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division upon the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. Under the Plan of Merger with CFM, we agreed to acquire CFM in a stock-for-stock merger in which we would issue 0.5223 shares of our common stock for each share of CFM common stock outstanding at the closing date. In addition, we agreed to exchange all outstanding CFM stock options, based on the same 0.5223 exchange ratio (in the aggregate, approximately 11% of the outstanding common stock of the combined company). We also agreed to issue additional options to purchase 500,000 shares of our common stock to employees of CFM, which is not included in the purchase price of CFM.

   On January 1, 2001, the Company completed its acquisition of STEAG Semiconductor Division. In connection with the acquisition, the Company issued 11,850,000 shares of Mattson common stock and paid $100,000 in cash. The Company is obligated to make additional cash payments of approximately $43.0 million by July 2001.

   On January 1, 2001, the Company also completed its acquisition of CFM. In connection with the acquisition, approximately 4.2 million shares of Mattson common stock valued at approximately $150.2 million and Mattson stock options valued at approximately $20.4 million were exchanged at the closing date.

   In February 2001, we announced plans to divest our single-wafer RT-CVD business unit, previously known as STEAG CVD Systems. The business unit, which was acquired as part of the STEAG Semiconductor Division, included lamp-based RT-CVD tools do not fit with our strategic roadmap for thermal and CVD products.

   Mattson Technology has an agreement in principle to acquire R.F. Services, Inc. for a price anticipated at approximately $915,000. Brad Mattson, Chief Executive Officer of Mattson Technology, owns a majority of the outstanding shares of R.F. Services, Inc. and serves as a director of that corporation.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

   In this Annual Report on Form 10-K and from time to time, we may make forward looking statements regarding, among other matters, our future strategy, product development plans, productivity gains of its products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including the following:

Our Sales Reflect the Cyclicality of the Semiconductor Industry Which Can Cause Our Operating Results to Fluctuate Significantly and Could Cause Us to Fail to Achieve Anticipated Sales.

   Our business, including the recently acquired businesses of the STEAG Semiconductor Division and CFM, have depended in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depends upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. Following the very strong year in 2000, the semiconductor industry now faces a significant downturn in 2001, and we and other industry participants are experiencing significant order delays and cancellations. The severity and duration of the downturn are unknown. When these downturns occur, our operating results and financial condition may be adversely affected. We anticipate that a significant portion of new orders will continue to depend upon are demand from semiconductor manufacturers and independent foundries that build or expand large fabrication facilities. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. Any future downturns or slowdowns in the semiconductor industry will materially and adversely affect our net sales and operating results. Following the acquisition of the STEAG Semiconductor Division and CFM, we are a larger, more geographically diverse company and may be less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and in other regions with restrictive laws relating to termination of employees.

Most of Our Revenue Comes from a Small Number of Large Sales, and Any Delay in the Timing of Individual Sales Could Cause Our Operating Results to Fluctuate from Quarter to Quarter.

   A delay in a shipment or a customer acceptance event near the end of a quarter may cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors. Currently, we derive most of our revenues from the sale of a relatively small number of expensive systems. The list prices on these systems range from $500,000 to over $2.2 million. Each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle for each of our systems, coupled with customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter is not expected to include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on our shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or acceptances or in shipments or acceptances from new orders would materially adversely affect our operating results for that quarter, which could cause our stock price to decline.

   In the past, we have experienced cancellation of orders, and there can be no assurance that further order cancellations or reductions in order growth or the level of overall orders for semiconductor capital equipment will not have a further material adverse effect upon our business or results of operations. The need for continued investment in research, development and engineering, marketing, and customer satisfaction activities may limit our ability to reduce expenses in response to continued or future downturns in the semiconductor industry. Our net sales and results of operations could be materially adversely affected when downturns or slowdowns in the semiconductor markets occur in the future.

Our Ability to Integrate Successfully the Businesses of the STEAG
Semiconductor Division and CFM with Each Other and with Our Own Business is Uncertain.

   After consummating the acquisition of the STEAG Semiconductor Division and CFM, we are in the process of integrating three previously independent and separate business operations. The integration of the three businesses is complex, time-consuming and expensive, particularly where these businesses have substantial international business operations. The integration requires significant efforts from each company, including the coordination of their research and development and sales and marketing efforts. We may find it difficult to integrate the operations of the STEAG Semiconductor Division and CFM. Our combined company has a large number of employees in widely dispersed operations in California, Pennsylvania, Germany, and other locations, which will increase the difficulty of integrating operations. Current personnel may leave us, the STEAG Semiconductor Division or CFM because of the recent business combinations. The challenges involved in this integration include, but are not limited to, the following:

  . retaining existing customers of each company;

  . retaining and integrating our management and other key employees with those of the STEAG Semiconductor Division and CFM;

  . transitioning all world-wide facilities to common accounting and information technology systems;

  . integrating purchasing and procurement operations in multiple locations;

  . coordinating research and development activities to enhance introduction of new products and technologies;

  . combining product offerings and product lines effectively and quickly;

  . integrating sales and marketing efforts so that customers can understand and do business easily with the combined company;

  . coordinating manufacturing operations in a rapid and efficient manner;

   It is not certain that the STEAG Semiconductor Division and CFM can be successfully integrated with us in a timely manner or at all or that any of the anticipated benefits will be realized. Risks from unsuccessful integration of the companies include:

  . the impairment of relationships with employees, customers, and suppliers;

  . the potential disruption of the combined company's ongoing business and distraction of its management;

  . delay in introducing new product offerings by the combined company; and

  . unanticipated expenses related to integration of the three companies.

   We may not succeed in addressing these risks. Further, we cannot assure you that the growth rate of the combined company will equal the historical growth rates experienced by us, the STEAG Semiconductor Division, or CFM, individually.

To Effectively Manage Our Growth and Greatly Expanded Operations Following the Completion of the Transactions with STEAG and CFM, We Will Need To Improve Existing and Implement New Systems, Procedures, and Controls.

   Following consummation of the merger, we are responsible for integrating and managing expanded operations, including operations in new geographic locations that may place a significant strain on our management information systems and our administrative, financial, and operational resources. We are making additional significant investments in research and development to support product development. We have grown from 349 employees at December 31, 1998, to 443 at December 31, 1999, to 641 employees at December 31, 2000, to over 2,000 employees world-wide at January 31, 2001, following consummation of the merger. This expansion will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion following completion of the transactions, we will be required to:

  . improve existing, and implement new, operational and financial systems, procedures, and controls;

  . manage the financial and strategic position of the acquired and developed products, services and technologies;

  . hire, train, manage, retain, and motivate qualified personnel;

  . and obtain additional facilities and suppliers.

   These measures may place additional burdens on our management and internal resources.

The STEAG Semiconductor Division and CFM Have Experienced Financial Losses and May Require Significant Financial Support from us.

   The STEAG Semiconductor Division and CFM have suffered losses from operations in recent periods. These acquired businesses may experience further losses that affect our financial results, reduce our earnings per share, and require us to fund those businesses to sustain their operations. In addition, the acquisition of these new businesses could reduce cost efficiencies or profitability, or result in unanticipated costs. If losses continue at historic levels for the STEAG Semiconductor Division and CFM, we may be required to use a significant portion of our cash balances.

The Transactions with STEAG and CFM May Fail to Achieve Beneficial Synergies.

   We entered into the merger transaction with the expectation that it would result in beneficial synergies between and among the semiconductor equipment businesses of the three combining companies. Achieving these anticipated synergies and their potential benefits will depend on a number of factors, some of which include:

  . our ability to timely develop new products and integrate the products and sales efforts of the combined company;

  . the risk that our customers, CFM's customers and the customers of the STEAG Semiconductor Division may defer purchasing decisions;

  . the risk that it may be more difficult to retain key management, marketing, and technical personnel after the consummation of the transactions; and

  . competitive conditions and cyclicality in the semiconductor manufacturing process equipment market.

   Even if we are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on our business, results of operations, and financial condition.

Our Reported Financial Results Will Suffer as a Result of Purchase Accounting Treatment and the Impact of Amortization of Goodwill and Other Intangibles, and Restructuring Charges Relating to the Transactions.

   We will account for the transactions as purchases of the STEAG Semiconductor Division and CFM by us under the purchase method of accounting. Under purchase accounting, we will record the fair value of the consideration given to STEAG in exchange for the stock of the STEAG Semiconductor Division, as well as the fair value of the consideration given in exchange for the outstanding CFM common stock and for the outstanding options to purchase CFM common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring the STEAG Semiconductor Division and CFM. We will allocate these costs to the individual assets and liabilities of the companies being acquired, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names and acquired workforce, and to in-process research and development, based on their respective fair values. Intangible assets, including goodwill, will be generally amortized over a three- to seven-year period.

   The amount of purchase cost allocated to goodwill and other intangibles is estimated to be less than $200 million. Assuming goodwill and other intangible assets were amortized in equal quarterly amounts over 5 years following completion of the transactions, the accounting charge attributable to these items would be approximately $10 million per quarter or $40 million per fiscal year. As a result, purchase accounting treatment of the transactions could have a material adverse effect on the market value of our common stock following completion of the transactions. We may incur restructuring costs in order to achieve desired synergies after the transactions, which will adversely impact future financial results. These restructuring costs could be a result of, but not limited to, the following:

  . severance costs associated with possible headcount reductions due to duplication; and

  . asset write-offs associated with manufacturing and facility consolidations.

Uncertainty Related to the Transactions with STEAG and CFM Could Harm Us.

   In response to the announcement of the merger, our customers or suppliers, or those of the STEAG Semiconductor Division and CFM, may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers or suppliers could have a material adverse effect on our business.

The Transactions with STEAG and CFM Could Adversely Affect Combined Financial Results.

   We expect to incur direct transaction costs of approximately $10.5 million in connection with the merger. If the benefits of the merger do not exceed the costs associated with the transactions, including any dilution to our stockholders resulting from the issuance of shares in connection with the transactions, our financial results, including earnings per share, could be adversely affected.

Our Quarterly Financial Results Fluctuate Significantly and May Fall Short of Anticipated Levels, Which Could Cause Our Stock Price to Decline.

   We intend to base our operating expenses on anticipated revenue levels, and a substantial percentage of our expenses may be fixed in the short term. As a result, any delay in generating or recognizing revenues could cause our operating results to be below the expectations of market analysts or investors, which could cause the price of our common stock to decline. Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

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

  . timing of announcement and introduction of new systems by us and our competitors;

  . sudden changes in component prices or availability;

  . changes in product mix;

  . delays in orders due to customer financial difficulties;

  . manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins; and

  . higher fixed costs due to increased levels of research and development or patent litigation costs and expansion of our worldwide sales and marketing organization.

   Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

We Incurred Net Operating Losses for the Fiscal Years 1998 and 1999. We May Not Achieve or Maintain Profitability on an Annual Basis, and If We Do Not, We May Not Utilize Deferred Tax Assets.

   Although profitable in 2000, we incurred net losses of approximately $22.4 million for the year ended December 31, 1998 and $0.8 million for the year ended December 31, 1999. We expect to continue to incur significant research and development and selling, general and administrative expenses. We will need to generate significant increases in net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so. Our ability to realize our deferred tax assets in future periods will depend on our ability to achieve and maintain profitability on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of our net operating losses.

Year-To-Year Changes in Our List of Major Customers Make It Difficult to Forecast Our Revenue and Achieve Our Sales Goals.

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

Our Lengthy Sales Cycle Increases Our Costs and Reduces the Predictability of Our Revenue.

   Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity. That decision typically involves a significant capital commitment. Accordingly, the purchase of our systems typically involves time consuming internal procedures associated with the evaluation, testing, implementation, and introduction of new technologies into our customers' manufacturing facilities. For many potential customers, an evaluation as to whether new semiconductor manufacturing equipment is needed typically occurs infrequently. Following an evaluation by the customer as to whether these systems meet their qualification criteria, we have experienced in the past and expect to continue to experience in the future, delays in finalizing system sales while our customers evaluate and receive approval for the purchase of systems and construct new facilities or expand existing facilities. Due to these factors, our systems typically have lengthy sales cycles during which we may have had to expend substantial funds and management effort. The time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order typically lasts from nine to twelve months and is often even longer. This lengthy sales cycle is expected to make it difficult to accurately forecast future sales and potentially causing our quarterly and annual revenue and operating results to fluctuate significantly from period to period. If anticipated sales from a particular customer are not realized in a particular period due to this lengthy sales cycle, our operating results may be adversely affected.

We Are Highly Dependent on Our International Sales, Particularly Sales in Asian Countries, and If We Are Unable to Sustain and Increase Our
International Sales, We May Not Achieve Anticipated Revenue Growth.

   Asia has been a particularly important region for our business and is expected to continue to be important for us. Our sales to Taiwan, Japan, and other Asian countries accounted for 54% of our total sales in 2000, 59% in 1999, and 50% in 1998. All of our international sales accounted for 69% of our total net sales in 2000, 71% in 1999 and 67% in 1998. We anticipate that international sales will continue to account for a significant portion of our net sales. Because of our anticipated continuing dependence upon international sales in general and on sales to Taiwan, Japan, and other Asian countries in particular, we expect to be subject to risk from the effects of regional economic problems. Asian economies have been highly volatile and prone to recession in recent years. Our international sales are expected to continue to be subject to a number of additional risks, including:

  . unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes, or export license requirements;

  . exchange rate volatility;

  . political and economic instability, particularly in Asia;

  . difficulties in accounts receivable collections;

  . difficulties in managing distributors or representatives;

  . difficulties in staffing and managing foreign subsidiary operations; and

  . potentially adverse tax consequences.

   Our sales to date have been denominated primarily in U.S. dollars, with the exception of sales in Japan, which are denominated in Japanese Yen. The sales to date of CFM have been denominated in U.S. dollars. The sales to date of the STEAG Semiconductor Division have been denominated in various currencies, primarily U.S. dollars and German marks. We have sales in foreign currencies and are exposed to the risk of currency fluctuation risks. For U.S. dollar sales in foreign countries, our products become less price competitive in countries with currencies that are declining in value in comparison to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins.

We May Not Achieve Anticipated Revenue Growth if We Are Not Selected as "Vendor Of Choice" for New or Expanded Fabrication Facilities and If Our Systems and Products Do Not Achieve Broader Market Acceptance.

   Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility, and proven financial performance.

   Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this "vendor of choice" for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, we may face narrow windows of opportunity to be selected as the "vendor of choice" by substantial new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to grow our business and our operating results and financial condition will be adversely affected.

Unless We Can Continue To Develop and Introduce New Systems that Compete Effectively on the Basis Of Price and Performance, We May Lose Future Sales And Customers, Our Business May Suffer, and Our Stock Price May Decline.

   Because of continual changes in the markets in which we and our customers compete, our future success will depend in part upon out ability to continue to improve our systems and technologies. These markets are characterized by rapidly changing technology, evolving industry standards, and continuous improvements in products and services. Due to the continual changes in these markets, our success will also depend upon our ability to develop new technologies and systems that compete effectively on the basis of price and performance and that adequately address customer requirements. In addition, we must adapt our systems and processes to technological changes and to support emerging target market industry standards.

   The success of any new systems we introduce is dependent on a number of factors. These factors include timely completion of new system designs and market acceptance. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. In particular, the transition of the market to 300 millimeter wafers will present us with both an opportunity and a risk. To the extent that we are unable to introduce 300 millimeter systems which meet customer requirements on a timely basis, our business could be harmed. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs, system performance, and market acceptance, and may be adversely affected by manufacturing inefficiencies associated with the start up of such new introductions and the challenge of producing systems in volume which meet customer requirements. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives, actual development costs could exceed budgeted amounts and estimated product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations. There can be no assurance that we will successfully develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies potential customers or achieves widespread market acceptance. Because of the complexity of our systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments. From time to time, we have experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Our inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect our business and results of operations, as well as our customer relationships. In addition, we from time to time may incur unanticipated costs to ensure the functionality and reliability of our products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, we could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable, and additional service and warranty expenses, all of which could materially adversely affect our business and results of operations.

We May Not Be Able To Continue To Successfully Compete in the Highly Competitive Semiconductor Industry.

   The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

  . system performance;

  . cost of ownership;

  . size of installed base;

  . breadth of product line; and

  . customer support.

   The following characteristics of our major competitors' systems give them a competitive advantage over us:

  . broader product lines;

  . longer operating history;

  . greater experience with high volume manufacturing;

  . broader name recognition;

  . substantially larger customer bases; and

  . substantially greater financial, technical, and marketing resources.

   In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

We Depend Upon a Limited Number of Suppliers for Many Components and Subassemblies, and Supply Shortages or the Loss of These Suppliers Could Result In Increased Cost or Delays in Manufacture and Sale of Our Products.

   We rely to a substantial extent on outside vendors to manufacture many of the components and subassemblies of our systems. We may obtain many of these components and subassemblies from a sole source or a limited group of suppliers. Because of our anticipated reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components.

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

   The manufacture of some of these components and subassemblies is an extremely complex process and requires long lead times. As a result, we have in the past and we may in the future experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or subassemblies, we may have to seek alternative sources of supply or manufacture such components internally. This could delay our ability to manufacture or timely ship our systems, causing us to lose sales, incur additional costs, delay new product introductions, and harm our reputation.

We Are Highly Dependent on Our Key Personnel to Manage Our Business and Their Knowledge of Our Business, Management Skills, and Technical Expertise Would Be Difficult to Replace.

   Our success will depend to a large extent upon the efforts and abilities of Brad Mattson, our chief executive officer, our current management and technical staff, as well as key managerial and technical employees of the STEAG Semiconductor Division and CFM who joined us in connection with the transactions, any of whom would be difficult to replace. The loss of Mr. Mattson or other key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and result in lost sales and diversion of management resources.

   Similarly, current and prospective employees may experience uncertainty about their future roles with us until our strategies with regard to the integration of our operations with those of the STEAG Semiconductor

Division and CFM are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel.

Because of Competition for Additional Qualified Personnel, We May Not Be Able To Recruit or Retain Necessary Personnel, Which Could Impede Development or Sales of Our Products.

   Our growth will depend on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales, and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense in all of our locations, but particularly in the San Francisco Bay Area where our headquarters is located. If we are unable to retain existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

If We Are Unable to Protect Our Intellectual Property, We May Lose a Valuable Asset, Experience Reduced Market Share, Fail to Prevail in Existing Litigation or Experience Additional Costly Litigation, Including Pending Litigation Involving CFM, to Protect Our Proprietary Technology.

   We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the use of such technology. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficiently broad to protect our technology. In addition, any patents owned by us could be challenged, invalidated, or circumvented and any rights granted under any patent may not provide adequate protection to us. Furthermore, we may not have sufficient resources to protect our rights. Our competitors may independently develop similar technology, duplicate our products, or design around patents that may be issued to us. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our products in such foreign countries. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce our intellectual property rights.

   Our CFM subsidiary is currently litigating three ongoing cases involving CFM's intellectual property. See "Item 3--Legal Proceedings". As a result of such litigation, we may incur significant and ongoing legal costs. There can be no assurance as to the outcome of such litigation. Defenses or counterclaims in these proceedings could result in the nullification of any or all of the subject patents.

We Might Face Intellectual Property Infringement Claims that May Be Costly To Resolve and Could Divert Management Attention Including the Potential for Patent Infringement Litigation as a Result of Our Increased Market Strength in RTP and Entry into the Wet Processing Market.

   We may from time to time be subject to claims of infringement of other parties' proprietary rights. Certain subsidiaries comprising the STEAG Semiconductor Division have in the past been sued by competitors alleging infringement of such competitors' patents. Although all of such lawsuits have been settled or terminated, the risk of further intellectual property litigation for us may be increased following the completion of the transactions with STEAG.

   Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties, and prevent us from manufacturing and selling our products.

Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

Our Failure to Comply with Environmental Regulations Could Result in Substantial Liability.

   We are subject to a variety of federal, state, local, and foreign laws, rules, and regulations relating to environmental protection. These laws, rules, and regulations govern the use, storage, discharge, and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, personal injury, and fines or suspension or cessation of our operations. As a result of the merger, we may be exposed to liability if there are past or future violations by CFM or the STEAG Semiconductor Division. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

The Price of Our Common Stock Has Fluctuated in the Past and May Continue To Fluctuate Significantly in the Future, Which May Lead to Losses By Investors or to Securities Litigation.

   The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. We believe that a number of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

  . general conditions in the semiconductor industry or in the worldwide economy;

  . announcements of developments related to our business;

  . fluctuations in our operating results and order levels;

  . announcements of technological innovations by us or by our competitors;

  . new products or product enhancements by us or by our competitors;

  . developments in patent litigation or other intellectual property rights;
    or

  . developments in our relationships with our customers, distributors, and suppliers.

   In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have frequently been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

Any Future Business Acquisitions May Disrupt Our Business, Dilute Stockholder Value, or Distract Management Attention.

   As part of our ongoing business strategy, we may consider additional acquisitions of, or significant investments in, businesses that offer products, services, and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

  . difficulty of assimilating the operations, products, and personnel of the acquired businesses;

  . potential disruption of our ongoing business;

  . unanticipated costs associated with the acquisition;

  . inability of management to manage the financial and strategic position of acquired or developed products, services, and technologies;

  . inability to maintain uniform standards, controls, policies, and procedures; and

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

We Are Exposed to the Risks of Operating a Global Business.

   Managing our global operations presents challenges that could materially and adversely affect demand for our systems and related services. These challenges include, among others, the following:

  . cultural diversities;

  . periodic economic downturns;

  . trade balance issues;

  . political instability; and

  . fluctuations in interest and currency exchange rates.

   For example, our business, financial condition and results of operations may be affected by global uncertainties with respect to:

  . the slowdown in the rate of gross domestic product growth forecasted for next year;

  . foundry capacity utilization;

  . capital spending in the telecommunications industry; and

  . memory price weakness may affect our business, financial condition and results of operations.

   Our exposure to these global business risks has increased as a result of our acquisition of the STEAG Semiconductor Division and CFM.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

   Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates.

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio and the fair value of each as of December 31, 2000.

                                                                    Fair Value
                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (In thousands)
       Assets
       Cash and cash equivalents.................................    $33,431
         Average interest rate...................................       5.71%
       Short-term investments....................................    $38,814
         Average interest rate...................................       6.81%
       Long-term investments.....................................    $ 9,287
         Average interest rate...................................       6.73%

Foreign Currency Risk

   We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan. During 2000, we employed a foreign currency hedging program utilizing foreign currency forward exchange. The goal of the hedging program is to lock in exchange rates to minimize the impact to us of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

   The following table provides information as of December 31, 2000 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                           Average  Estimated
                                                  Notional Contract   Fair
                                                   Amount    Rate     Value
                                                  -------- -------- ---------
                                                   (In thousands, except for
                                                    average contract rate)
       Foreign currency forward exchange
        contracts:
         Japanese Yen............................ $21,720   103.80   $1,519

   The local currency is the functional currency for all foreign sales operations. To date, our exposure related to exchange rate volatility has not been significant.

   Our exposure to foreign currency risk has increased as a result of our acquisition of the STEAG Semiconductor Division and CFM.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999.............   42

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998.....................................................   43

Consolidated Statements of Stockholders' Equity for the three years ended
 December 31, 2000.......................................................   44

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................   45

Notes to Consolidated Financial Statements...............................   46

Report of Independent Public Accountants.................................   60

Report of Independent Accountants........................................   61

Financial Statement Schedules:

  Schedule II............................................................   66

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             As of December
                                                                   31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 33,431  $ 16,965
  Restricted cash..........................................   31,995        --
  Short-term investments...................................   38,814        --
  Accounts receivable, net of allowances for doubtful
   accounts of $501 and $141, respectively ................   61,129    21,500
  Inventories..............................................   55,433    25,374
  Deferred tax assets......................................    4,010        --
  Prepaid expenses and other current assets................    8,963     2,299
                                                            --------  --------
    Total current assets...................................  233,775    66,138
Property and equipment, net................................   15,953    11,260
Long-term investments......................................    9,287        --
Deferred tax assets........................................    2,403        --
Intangibles and other assets...............................    8,250     3,750
                                                            --------  --------
                                                            $269,668  $ 81,148
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit.......................... $     --  $  3,000
  Accounts payable.........................................   15,091     8,494
  Accrued liabilities......................................   27,746    16,327
  Deferred revenue.........................................   40,704     1,308
                                                            --------  --------
    Total current liabilities..............................   83,541    29,129
                                                            --------  --------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Common Stock, par value $0.001, 120,000 and 60,000 shares
   authorized in 2000 and 1999 respectively; 20,815 shares
   issued and 20,440 outstanding in 2000; 16,591 shares
   issued and 16,216 outstanding in 1999...................       20        16
  Additional paid-in capital...............................  198,835    66,280
  Accumulated other comprehensive loss.....................     (181)     (191)
  Treasury stock, 375 shares in 2000 and 1999 at cost......   (2,987)   (2,987)
  Retained deficit.........................................   (9,560)  (11,099)
                                                            --------  --------
    Total stockholders' equity.............................  186,127    52,019
                                                            --------  --------
                                                            $269,668  $ 81,148
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Net sales......................................  $180,630  $103,458  $ 59,186
Cost of sales..................................    93,123    53,472    37,595
                                                 --------  --------  --------
  Gross profit.................................    87,507    49,986    21,591
                                                 --------  --------  --------
Operating expenses:
  Research, development and engineering........    28,540    19,547    16,670
  Selling, general and administrative..........    54,508    31,784    24,542
  Acquired in-process research and
   development.................................        --        --     4,220
                                                 --------  --------  --------
    Total operating expenses...................    83,048    51,331    45,432
                                                 --------  --------  --------
Income (loss) from operations..................     4,459    (1,345)  (23,841)
Interest and other income, net.................     6,228       743     1,811
                                                 --------  --------  --------
Income (loss) before provision for income taxes
 and cumulative effect of change in accounting
 principle.....................................    10,687      (602)  (22,030)
Provision for income taxes.....................     1,068       247       337
                                                 --------  --------  --------
Income (loss) before cumulative effect of
 change in accounting principle................     9,619      (849)  (22,367)
Cumulative effect of change in accounting
 principle, net of tax.........................    (8,080)       --        --
                                                 --------  --------  --------
Net income (loss)..............................  $  1,539  $   (849) $(22,367)
                                                 ========  ========  ========
Income (loss) per share before cumulative
 effect of change in accounting principle:
  Basic........................................  $   0.50  $  (0.05) $  (1.52)
  Diluted......................................  $   0.45  $  (0.05) $  (1.52)
Cumulative effect of change in accounting
 principle:
  Basic........................................  $  (0.42)       --        --
  Diluted......................................  $  (0.38)       --        --
Net income (loss) per share:
  Basic........................................  $   0.08  $  (0.05) $  (1.52)
                                                 ========  ========  ========
  Diluted......................................  $   0.07  $  (0.05) $  (1.52)
                                                 ========  ========  ========
Shares used in computing net income (loss) per
 share:
  Basic........................................    19,300    15,730    14,720
                                                 ========  ========  ========
  Diluted......................................    21,116    15,730    14,720
                                                 ========  ========  ========
Pro forma amounts with the change in accounting
 principle related to revenue applied
 retroactively:
  Net sales....................................       N/A   102,781    58,544 *
  Net income...................................       N/A    (3,036)  (21,926)*
  Net income per share:
    Basic......................................       N/A  $  (0.19) $  (1.49)*
    Diluted....................................       N/A  $  (0.19) $  (1.49)*

--------
* Unaudited

          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    Accumulated
                                                       Other
                          Common Stock  Additional Comprehensive Treasury Stock  Retained
                          -------------  Paid-In      Income     --------------  Earnings
                          Shares Amount  Capital      (Loss)     Shares Amount   (Deficit)   Total
                          ------ ------ ---------- ------------- ------ -------  ---------  --------
Balance at December 31,
 1997...................  14,289  $14    $ 57,418      $(290)     (100) $(1,075) $ 12,117   $ 68,184
Components of
 comprehensive income
 (loss):
 Net loss...............      --   --          --         --        --       --   (22,367)   (22,367)
 Cumulative translation
  adjustments...........      --   --          --        152        --       --        --        152
                                                                                            --------
 Comprehensive income
  (loss)................      --   --          --         --        --       --        --    (22,215)
                                                                                            --------
Repurchase of Common
 Stock, net.............      --   --                             (275)  (1,912)       --     (1,912)
Exercise of stock
 options................     380   --         163         --        --       --        --        163
Shares issued under
 employee stock purchase
 plan...................     308    1       1,620         --        --       --        --      1,621
Shares issued for
 acquisition of Concept
 Systems Design, Inc....     795    1       4,038         --        --       --        --      4,039
                          ------  ---    --------      -----      ----  -------  --------   --------
Balance at December 31,
 1998...................  15,772   16      63,239       (138)     (375)  (2,987)  (10,250)    49,880
Components of
 comprehensive income
 (loss):
 Net loss...............      --   --          --         --        --       --      (849)      (849)
 Cumulative translation
  adjustments...........      --   --          --        (53)       --       --                  (53)
                                                                                            --------
 Comprehensive income
  (loss)................      --   --          --         --        --       --        --       (902)
                                                                                            --------
Exercise of stock
 options................     456   --       1,431         --        --       --        --      1,431
Shares issued under
 employee stock purchase
 plan...................     363   --       1,610         --        --       --        --      1,610
                          ------  ---    --------      -----      ----  -------  --------   --------
Balance at December 31,
 1999...................  16,591   16      66,280       (191)     (375)  (2,987)  (11,099)    52,019
Components of
 comprehensive income
 (loss):
 Net income.............      --   --          --         --        --       --     1,539      1,539
 Cumulative translation
  adjustments...........      --   --          --        (67)       --       --        --        (67)
 Unrealized gain on
  investments...........      --   --          --         77        --       --        --         77
                                                                                            --------
 Comprehensive income
  (loss)................      --   --          --         --        --       --        --      1,549
                                                                                            --------
Exercise of stock
 options................     652    1       3,506         --        --       --        --      3,507
Shares issued under
 employee stock purchase
 plan...................     482   --       2,848         --        --       --        --      2,848
Income tax benefits
 realized from activity
 in employee stock
 plans..................      --   --       3,454         --        --       --        --      3,454
Issuance of Common
 Stock, net of offering
 costs..................   3,090    3     122,747         --        --       --        --    122,750
                          ------  ---    --------      -----      ----  -------  --------   --------
Balance at December 31,
 2000...................  20,815  $20    $198,835      $(181)     (375) $(2,987) $ (9,560)  $186,127
                          ======  ===    ========      =====      ====  =======  ========   ========

          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income (loss)............................... $  1,539  $   (849) $(22,367)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Cumulative effect of accounting change, net of
   tax...........................................    8,080        --        --
  Depreciation and amortization..................    4,535     4,801     4,441
  Deferred taxes.................................   (6,413)       --     4,222
  Loss on disposal of fixed assets...............      113        --        --
  Acquired in-process research and development...       --        --     4,220
  Changes in assets and liabilities:
   Restricted cash...............................  (31,995)       --        --
   Accounts receivable...........................  (39,629)  (11,886)    5,509
   Inventories...................................  (30,059)  (14,822)   10,714
   Prepaid expenses and other current assets.....   (6,664)     (603)   (1,183)
   Intangibles and other assets..................   (5,402)       39        72
   Accounts payable..............................    6,597     5,095    (4,468)
   Accrued liabilities...........................   11,419     5,415    (3,771)
   Deferred Revenue..............................   31,316        --        --
   Refundable income taxes.......................       --     3,300    (2,748)
   Income tax benefits from employee stock
    plans........................................    3,454        --        --
                                                  --------  --------  --------
Net cash used in operating activities............  (53,109)   (9,510)   (5,359)
                                                  --------  --------  --------
Cash flows from investing activities:
 Acquisition of property and equipment...........   (9,041)   (3,250)   (1,726)
 Note receivable from stockholder................       --     3,749    (3,129)
 Purchases of available for sale investments.....  (59,406)       --   (13,606)
 Proceeds from the sale and maturity of available
  for sale investments...........................   11,984     8,128    14,090
 Repayment of debt acquired in acquisition.......       --        --    (4,000)
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities......................................  (56,463)    8,627    (8,371)
                                                  --------  --------  --------
Cash flows from financing activities:
 Repayment and Borrowings against line of
  credit.........................................   (3,000)    3,000        --
 Proceeds from the issuance of Common Stock, net
  of offering costs..............................  122,750        --        --
 Proceeds from stock plans.......................    6,355     3,041     1,784
 Repurchase of Common Stock......................       --        --    (1,912)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities......................................  126,105     6,041      (128)
                                                  --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................      (67)      (56)      138
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   16,466     5,102   (13,720)
Cash and cash equivalents, beginning of year.....   16,965    11,863    25,583
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 33,431  $ 16,965  $ 11,863
                                                  ========  ========  ========
Supplemental disclosures:
 Cash paid for interest.......................... $     55  $     58  $     --
 Cash paid for income taxes...................... $  5,337  $    224  $    280
 Common stock issued for acquisition of Concept.. $     --  $     --  $  4,039
 Non-cash adjustment to goodwill and
  intangibles.................................... $    216  $  2,200  $     --

          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Mattson Technology, Inc. (the "Company" or "Mattson") was incorporated in California on November 18, 1988. In September 1997, the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the California corporation, no par value common stock, was converted automatically to one share of the new Delaware corporation, $0.001 par value common stock.

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

Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds.

Restricted Cash

   At December 31, 2000 the company had $32.0 million of restricted cash invested in Certificates of Deposit. This restricted cash collateralizes Letters of Credit issued in connection with the January 1, 2001 acquisition of certain subsidiaries of STEAG Electronic Systems AG (see Note 14).

Investments

   Investments primarily consist of commercial paper and U.S. Treasury securities. The Company classifies its investments in commercial paper and U.S. Treasury securities as available-for-sale and the investments are reported at fair market value. As of December 31, 2000, the fair value of the investments in commercial paper and U.S. Treasury securities approximated amortized cost and, as such, unrealized holding gains and losses were not significant. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments. Investments with a contractual maturity of one year or less are classified as short-term on the accompanying consolidated balance sheets. Contractual maturities for long-term investments range from January 2002 to June 2002. Realized gains on the sale of these investments for the year ended December 31, 2000 were not significant.

Inventories

   Inventories are stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market, and includes material, labor and manufacturing overhead costs.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is less. Depreciation expenses were $4.2 million, $3.8 million, and $3.8 million for the years ended December 31, 2000, 1999 and 1998 respectively.

Long-Lived Assets

   Mattson reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Mattson assesses these assets for impairment based on estimated future cash flows from these assets. The company did not record an impairment loss for the years ended December 31, 2000, 1999 and 1998.

Intangible Assets

   Purchased technology and workforce are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of three to seven years. Amortization expenses were $0.9 million, $1.0 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at the date of grant. The Company has adopted the disclosure only provisions of SFAS No. 123 and
Note 6 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 for compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the Provisions of FIN 44 and such adoption did not materially impact the Company's result of operations.

Revenue Recognition

   Mattson derives revenue from two primary sources- equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment. Effective January 1, 2000, the Company changed its method of accounting for equipment sales to recognize the corresponding revenues as follows: 1.) for equipment sales of existing products with new specifications or acceptance clauses to a new customer, and for all sales of new products, revenue is recognized upon customer acceptance; 2.) for equipment sales to existing customers, who have purchased the same equipment with the same customer specified and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, the Company allows customers to evaluate systems,

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenues until these evaluation systems are accepted by the customer. Revenues associated with sales to the Company's customers in Japan are recognized upon customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle of ($8.1) million (or $.38 per diluted share) is reported as a charge in the quarter ended March 31, 2000. The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses that will be recognized when the conditions for revenue recognition are met.

   Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.

Warranty

   The Company offers a 36 month warranty on all of its systems sold after January 1996, other than the EpiPro 5000 system and any systems sold in Japan, which carry a 12 month warranty. A provision for the estimated cost of warranty is recorded at the time of revenue recognition.

Comprehensive Income

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments and is presented in the statement of stockholders' equity.

Forward Foreign Exchange Contracts

   The Company uses forward foreign exchange contracts primarily to hedge the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by its Japanese subsidiary. The maturities of all forward foreign exchange contracts are generally short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offset the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risks that would otherwise result from changes in currency exchange rates. Gains and losses on forward foreign exchange contracts are deferred and recognized in the Consolidated Statements of Operations when the related transactions being hedged are recognized. To date, premiums paid for forward exchange contracts have not been material.

   The estimated fair value of forward foreign exchange contracts with a notional amount of $21.7 million that are not carried on the Company's Consolidated Balance Sheets, was $1.5 million at December 31, 2000.

Foreign Currency Accounting

   The local currency is the functional currency for all foreign operations. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statements of operations and have not been material.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

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

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The required implementation date of the standard was delayed by the issuance of Statement of Financial Accounting Standard No. 137 and amended by Statement of Financial Accounting Standard No. 138. The Company adopted the standards in the first quarter of 2001. The impact of the adoption is not expected to be significant to the company's results of operations.

Reclassifications

   Certain amounts presented in previous years have been reclassified to conform to the 2000 presentation.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

2. ACQUISITIONS

   On July 24, 1998, the Company completed the acquisition of Concept Systems Design, Inc., a supplier of epitaxial systems. The merger was accounted for using the purchase method at a purchase price of $4,689,000, which included $650,000 of estimated acquisition-related costs. In connection with the merger, the Company issued 795,138 shares of its common stock to the former stockholders of Concept. The purchase price was allocated to assets acquired and liabilities assumed based on the fair value of Concept's current assets and liabilities, which approximated their book value, the estimated fair value of property and equipment and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

     Property and equipment........................................... $  3,055
     Current and other assets.........................................    4,041
     Liabilities assumed..............................................  (13,570)
     Acquired developed technology and workforce......................    5,300
     Goodwill.........................................................    1,643
     Acquired in-process research and development.....................    4,220
                                                                       --------
                                                                       $  4,689
                                                                       ========

   In the first quarter of 1999, a preacquisition contingency was resolved which reduced the liabilities assumed from Concept by approximately $2.2 million. Under the provisions of Statement of Financial Accounting Standards No. 38, this has been recorded by the Company in the first quarter of 1999 on a prospective basis as an elimination of previously recorded goodwill and a pro-rata reduction of the balance to the acquired developed technology, workforce and property and equipment. The acquired developed technology and workforce are recorded on the balance sheet as intangibles and other assets and is amortized on a straight line basis over periods ranging from 3 to 7 years. The acquired in-process research and development was expensed at the time of acquisition as a one time charge.

   See note 14 for a description of further acquisitions subsequent to the reporting period.

3. LINE OF CREDIT

   During 1999 the Company entered into a one-year revolving line of credit with a bank in the amount of $15.0 million. This line of credit expired in July 2000. All borrowings under this line of credit bore interest at a per annum rate equal to the lender's prime rate. The line of credit was secured by our accounts receivable and other tangible assets. During the third quarter of 1999 the Company had borrowed $3.0 million against this revolving line of credit. The outstanding balance was fully repaid during the first quarter of 2000. The revolving credit line required the Company to maintain certain quarterly financial covenants, including a minimum quick ratio and minimum tangible net worth. The Company was in compliance with all of its financial covenants throughout the tenure of the line of credit.

4. STOCKHOLDER AND EMPLOYEE LOANS

   During the second quarter of 2000, the Company extended a loan to Brad Mattson, our chief executive officer, in the amount of $200,000. The interest rate on the loan is 6%. The repayment of the loan is due in the first quarter of 2001. At December 31, 2000 the Company had loans receivable from other employees of $0.9 million. The interest rates on these loans are from 5.5% to 6%. The loans are due in 2001.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

5. BALANCE SHEET DETAIL

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
     INVENTORIES:
       Purchased parts and raw materials.................... $ 25,108  $ 13,656
       Work-in-process......................................   14,241     9,433
       Finished goods.......................................   11,528        --
       Evaluation systems...................................    4,556     2,285
                                                             --------  --------
                                                             $ 55,433  $ 25,374
                                                             ========  ========
     PROPERTY AND EQUIPMENT, NET:
       Machinery and equipment.............................. $ 19,873  $ 15,282
       Furniture and fixtures...............................    8,968     5,509
       Leasehold improvements...............................    4,324     3,705
                                                             --------  --------
                                                               33,165    24,496
       Less: accumulated depreciation and amortization......  (17,212)  (13,236)
                                                             --------  --------
                                                             $ 15,953  $ 11,260
                                                             ========  ========
     INTANGIBLES AND OTHER ASSETS:
       Developed technology................................. $  3,897  $  3,897
       Purchased workforce..................................      875       875
       Direct acquisition related costs.....................    5,695        --
       Other................................................       41       334
                                                             --------  --------
                                                               10,508     5,106
       Less: accumulated amortization.......................   (2,258)   (1,356)
                                                             --------  --------
                                                             $  8,250  $  3,750
                                                             ========  ========
     ACCRUED LIABILITIES:
       Warranty and installation reserve.................... $ 10,540  $  7,371
       Accrued compensation and benefits....................    6,415     5,041
       Income taxes.........................................    2,105     1,392
       Commissions..........................................    2,130     1,045
       Customer deposits....................................      396       253
       Other................................................    6,160     1,225
                                                             --------  --------
                                                             $ 27,746  $ 16,327
                                                             ========  ========

6. CAPITAL STOCK

Common Stock

   In 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock in the open market. As of December 31, 1999, the Company had repurchased 274,800 of these shares, and none were repurchased during 1999 or 2000. The purpose of the repurchase program is to acquire shares to fund our stock based employee benefit programs, including our employee stock purchase plan and our stock option plan. The Company does not intend to repurchase any additional shares of its stock under this repurchase program. The total cost of share repurchases was $2,987,000 and these shares are held as treasury stock.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

   On March 8, 2000 the Company completed its secondary public offering of 3,000,000 shares of its common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The Company expects to use the net proceeds of $122.8 million for general corporate purposes, principally working capital and capital expenditures.

Stock Option Plan

   In September 1989, the Company adopted an incentive and non-statutory stock option plan under which a total of 6,400,000 shares of Common Stock have been reserved for future issuance, including increases of 1,000,000 shares in 1996, 300,000 shares in 1997, 250,000 shares in 1998, 1,125,000 shares in 1999, and
2,100,000 shares in 2000. Options granted under this Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter. In November 2000, the number of shares reserved for issuance under Mattson's amended and restated 1989 stock option plan was increased by 750,000 and by an additional 1,350,000 shares in connection with the strategic business combination with the STEAG Semiconductor Division and CFM (Note 14).

   A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                          Year Ended December 31,
                             -----------------------------------------------------
                                   2000              1999              1998
                             ----------------- ----------------- -----------------
                                     Weighted-         Weighted-         Weighted-
                                      Average           Average           Average
                                     Exercise          Exercise          Exercise
   Activity                  Shares    Price   Shares    Price   Shares    Price
   --------                  ------  --------- ------  --------- ------  ---------
   Outstanding at beginning
    of year................  3,143    $ 7.57   3,084     $6.19   3,067     $6.82
   Granted.................    625     28.36     881      9.97   1,337      5.71
   Exercised...............   (663)     5.84    (489)     3.59    (380)     0.57
   Forfeited...............   (281)     8.99    (333)     6.98    (940)     9.85
                             -----             -----             -----
   Outstanding at end of
    year...................  2,824     12.44   3,143      7.57   3,084      6.19
                             =====             =====             =====
   Exercisable at end of
    year...................  1,279      7.91   1,353      6.85   1,138      5.35
                             =====             =====             =====
   Weighted-average fair
    value per option
    granted................           $19.65             $6.13             $3.53
                                      ======             =====             =====

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

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 2000 (amounts in thousands except exercise price and contractual life):

                                                                Options
                             Options Outstanding              Exercisable
                        ---------------------------------  -------------------
                                  Weighted-    Weighted-            Weighted-
                                   Average      Average              Average
        Range of                 Contractual   Exercise             Exercise
     Exercise Prices    Number      Life         Price     Number     Price
     ---------------    ------   -----------   ---------   ------   ---------
     $ 0.20--$ 5.38       333        6.8        $ 4.40       219     $ 4.10
     $ 5.50--$ 6.00       538        7.3        $ 5.98       290     $ 5.98
     $ 6.06--$ 9.38       807        6.6        $ 7.94       467     $ 8.35
     $ 9.63--$25.75       829        6.9        $14.20       301     $11.70
     $28.50--$33.94        71        9.4        $31.95        --     $   --
     $35.88--$49.13       246        9.3        $40.91         2     $37.63
                        -----        ---        ------     -----     ------
                        2,824        7.2        $12.44     1,279     $ 7.91
                        =====        ===        ======     =====     ======

   Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions:

                                                          2000    1999    1998
                                                         ------- ------- -------
     Expected dividend yield............................      --      --      --
     Expected stock price volatility....................     85%     80%     80%
     Risk-free interest rate............................    6.0%    5.8%    4.5%
     Expected life of options........................... 2 years 2 years 2 years

Employee Stock Purchase Plan

   In August 1994, the Company adopted an employee stock purchase plan under which 1,925,000 shares of Common Stock have been reserved for future issuance, including an increase of 65,000 in 1996, 400,000 shares in 1997, 450,000 shares in 1998 and 475,000 shares in 1999. In November 2000, the shares reserved for issuance under the 1994 Employee Stock Purchase Plan were increased by 250,000 shares. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock under the employee stock purchase plan and participants may not purchase more than $25,000 worth of Common Stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of Common Stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share of 85% of the market price of the Common Stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

   The weighted average fair value on the grant date of rights granted under the employee stock purchase plan was approximately $3.15 in 2000, $3.15 in 1999, and $3.42 in 1998.

   Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

                                                         2000     1999    1998
                                                        -------  ------  ------
     Expected dividend yield...........................      --      --      --
     Expected stock price volatility...................      85%     80%     80%
     Risk-free interest rate...........................     6.0%    5.8%    4.5%
     Expected life of options                           2 years  2 year  1 year

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

Pro Forma Effect of Stock Based Compensation Plans

   In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its incentive stock option and employee stock purchase plans, and accordingly, does not recognize compensation cost in the statement of operations because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
                                                     (in thousands, except
                                                       per share amounts)
     Net income (loss):
       As reported................................. $ 1,539  $  (849) $(22,367)
       Pro forma................................... $(1,991) $(5,430) $(25,471)
     Diluted net income (loss) per share:
       As reported................................. $  0.07  $ (0.05) $  (1.52)
       Pro forma................................... $ (0.09) $ (0.35) $  (1.73)

   Since SFAS No. 123 method of accounting has not been applied to options granted prior to July 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

7. INCOME TAX PROVISION

   The components of income (loss) before provision for income taxes are as follows:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
                                                         (in thousands)
     Domestic income (loss)........................ $10,946  $(1,065) $(22,467)
     Foreign income (loss).........................    (259)     463       437
                                                    -------  -------  --------
     Income (loss) before provision for income
      taxes and cumulative effect of change in
      accounting principle......................... $10,687  $  (602) $(22,030)
                                                    =======  =======  ========

   The provision for income taxes consists of the following:

                                                         Year Ended December
                                                                 31,
                                                         ---------------------
                                                          2000    1999  1998
                                                         -------  ---- -------
                                                            (in thousands)
     Current:
       Federal.......................................... $ 6,709  $ -- $(3,589)
       State............................................     549    --    (633)
       Foreign..........................................     223   247     337
                                                         -------  ---- -------
     Total Current......................................   7,481   247  (3,885)
                                                         -------  ---- -------
     Deferred:
       Federal..........................................  (5,452)   --   3,589
       State............................................    (961)   --     633
                                                         -------  ---- -------
     Total Deferred.....................................  (6,413)   --   4,222
                                                         -------  ---- -------
       Provision for income taxes....................... $ 1,068  $247 $   337
                                                         =======  ==== =======

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

   Deferred tax assets are comprised of the following:

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
     Reserves not currently deductible...................... $  8,453  $  6,600
     Deferred income........................................    7,596       603
     Net operating loss and credit carryforwards............    2,075     6,905
     Other..................................................    1,481       961
                                                             --------  --------
     Total net deferred taxes...............................   19,605    15,069
     Deferred tax assets valuation allowance................  (13,192)  (15,069)
                                                             --------  --------
                                                             $  6,413  $     --
                                                             ========  ========

   The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

                                                        Year Ended December
                                                                31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       -------  -----  -------
                                                          (in thousands)
     Provision (benefit) at statutory rate............ $ 3,740  $(211) $(7,710)
     Research and development tax credits.............  (1,151)  (499)      --
     State taxes, net of federal benefit..............     436      2       --
     Foreign earnings taxed at higher rates...........      --     85      184
     Benefit of foreign sales corporation.............  (1,272)    --       --
     Deferred tax asset valuation allowance...........    (950)   816    7,863
     Other............................................     265     54       --
                                                       -------  -----  -------
       Total provision for income taxes............... $ 1,068  $ 247  $   337
                                                       =======  =====  =======

   The deferred tax assets valuation allowance at December 31, 2000 and 1999 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of certain tax assets such that a valuation allowance is necessary, but that $6.4 million is realizable in the current year via carryback claim potential and future profitability. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of full carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets. At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $2.6 million which expire in 2011. The entire $2.6 million are net operating loss carryforwards from the acquisition of Concept which are generally limited to a utilization of approximately $.2 million per year. The deferred tax assets related to the acquisition of Concept, approximately $1.0 million as of December 31, 2000, if and when realized will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Federal and state research and development credit carryforwards of approximately $1.4 million are also available to reduce future Federal and state income taxes through 2020. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards which can be utilized.

8. EMPLOYEE BENEFIT PLANS

Retirement/Savings Plan

   The Company has a retirement/savings plan, which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are twenty-one years of age or older are eligible to participate in the

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 2000, the Company made a matching contribution of $663,000, in 1999, the Company made a matching contribution of $226,000 and in 1998, the Company made a matching contribution of $197,000.

Profit Sharing Plan

   The Company had a profit sharing plan, wherein, as determined by the board of directors, a percentage of income from operations was accrued and distributed to all employees excluding management. The total charge to operations under the profit sharing plan was approximately $80,000 for 1999, and $0 for 1998. The plan was discontinued in 2000.

9. NET INCOME (LOSS) PER SHARE

   SFAS No. 128 requires dual presentation of basic and diluted net income
(loss) per share on the face of the income statement. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2000    1999      1998
                                                     ------- -------  --------
     BASIC NET INCOME (LOSS) PER SHARE:
       Income available to common stockholders.....  $ 1,539 $  (849) $(22,367)
       Weighted average common shares outstanding..   19,300  15,730    14,720
                                                     ------- -------  --------
       Basic net income (loss) per share...........  $  0.08 $ (0.05) $  (1.52)
                                                     ======= =======  ========
     DILUTED NET INCOME (LOSS) PER SHARE:
       Income available to common stockholders.....  $ 1,539 $  (849) $(22,367)
       Weighted average common shares outstanding..   19,300  15,730    14,720
       Diluted potential common shares from stock
        options....................................    1,816      --        --
                                                     ------- -------  --------
       Weighted average common shares and dilutive
        potential common shares....................   21,116  15,730    14,720
                                                     ------- -------  --------
       Diluted net income (loss) per share.........  $  0.07 $ (0.05) $  (1.52)
                                                     ======= =======  ========

   Total stock options outstanding at December 31, 1999 of 3,143,000 and at December 31, 1998 of 3,084,000 were excluded from the computations of diluted net income (loss) per share because of their anti-dilutive effect on diluted earnings (loss) per share.

10. CERTAIN TRANSACTIONS

   The Company had a distribution agreement with Marubeni Solutions Corp., a Japanese distributor, through the second quarter of 2000. The Company formed a subsidiary in Japan in October 1995 in which Marubeni has a 19% minority interest. In 1999, the Company shifted its strategy to a direct sales model and terminated its distribution relationship with Marubeni in the second quarter of 2000 and established its own sales force in Japan. In 2000, the Company acquired the 19% interest in its Japanese subsidiary from Marubeni.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

   The following is a summary of the Company's transactions with Marubeni (in thousands):

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       2000    1999     1998
                                                      ------  -------  ------
     Net sales to the distributor for the period..... $3,308  $10,706  $9,289
     Percentage of net sales.........................    1.8%    10.3%   15.7%
     Accounts receivable at period end...............     --      803   2,103
     Deferred revenue at period end..................     --      591     591
     Minority interest in joint venture at period
      end............................................     --      159     180

   The Company purchases certain inventory parts from a supplier company, which is majority owned by the Chief Executive Officer of the Company. Net purchases were $1,161,000 for the year ended December 31, 2000, $680,000 for 1999, and $363,000 for 1998.

   The Company paid Alliant Partners, a technology merger and acquisition advisory firm, a fee of $300,000 for rendering an opinion as to the fairness from a financial point of view to Mattson's stockholders of the consideration to be provided by Mattson in connection with the acquisition of the STEAG Semiconductor Division and CFM. The Company also agreed to pay Alliant Partners a success fee of $2,000,000 upon the closing of the transactions, against which the fairness opinion fee was to be credited. This payment was made in January 2001. This amount was capitalized in 2000 as a direct acquisition related cost. Mr. Savage, who was a member of Mattson's Board of Director until January 1, 2001 is a partner at Alliant Partners.

11. REPORTABLE SEGMENTS

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chairman and Chief Executive Officer of the Company, is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment.

   The following is net sales information by geographic area for the years ended December 31 (in thousands):

                                                         2000     1999    1998
                                                       -------- -------- -------
     United States.................................... $ 56,736 $ 30,428 $19,395
     Japan............................................    8,118   10,706   9,289
     Taiwan...........................................   53,355   20,173  14,057
     Korea............................................   23,029   22,081   2,247
     Singapore........................................   13,470    8,441   3,845
     Europe...........................................   25,922   11,629  10,353
                                                       -------- -------- -------
                                                       $180,630 $103,458 $59,186
                                                       ======== ======== =======

   The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

   For the purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In 1999, 20% of net sales was to a single customer. In 1998 and 2000, no single customer accounted for 10% of net sales.

12. CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and financial instruments used in hedging activities.

   The Company invests in a variety of financial instruments such as certificates of deposit, corporate bonds and treasury bills. The Company limits the amount of credit exposure to any one financial institution or commercial issuer.

   The Company's trade accounts receivable are concentrated to companies in the semiconductor industry and are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

   The Company is exposed to credit loss in the event of non performance by counterparties on the forward foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

13. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities under operating leases, which expire at various dates through 2007, with minimum annual rental commitments as follows (in thousands):

       2001.............................................................. $3,738
       2002..............................................................  2,571
       2003..............................................................    734
       2004..............................................................    147
       2005..............................................................     83
       Thereafter........................................................    167
                                                                          ------
                                                                          $7,440
                                                                          ======

   Rent expense was $3,909,289 for 2000, $1,932,000 for 1999, and $2,009,000
for 1998. The minimum annual rental commitments above do not include the facilities leased by the STEAG Semiconductor Division and CFM, businesses acquired by the Company on January 1, 2001.

   The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

14. SUBSEQUENT EVENTS (UNAUDITED)

   On June 27, 2000, the Company entered into a definitive Strategic Business Combination Agreement ("Combination Agreement") to acquire the semiconductor equipment division of STEAG Electronic Systems AG (the STEAG Semiconductor Division), and entered into an Agreement and Plan of Merger ("Plan of Merger")

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES to acquire CFM Technologies, Inc ("CFM"). Under the Combination Agreement, which was subsequently amended on December 15, 2000, the Company agreed to acquire the STEAG Semiconductor Division in exchange for issuing 11,850,000 shares of Mattson common stock valued at approximately $124 million as of the date of the amended Combination Agreement, cash payments of approximately $100,000 at closing, an obligation to pay 30.7 million Deutsche Marks (approximately $14.1 million) by the end of March 2001 and issuance of a secured promissory note for $26.1 million due on July 2, 2001, plus an obligation to reimburse STEAG Electronic Systems AG approximately $2.8 million in acquisition related costs. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of STEAG Semiconductor Division upon the closing of the transaction, which is not included in the purchase price of STEAG Semiconductor Division. Under the Plan of Merger with CFM, the Company agreed to acquire CFM in a stock-for-stock merger in which the Company will issue 0.5223 shares of its common stock for each share of CFM common stock outstanding at the closing date. In addition, the Company agreed to exchange all outstanding CFM stock options, based on the same 0.5223 exchange ratio. The Company also agreed to issue additional options to purchase 500,000 shares of its common stock to employees of CFM, which is not included in the purchase price of CFM.

   On January 1, 2001, the Company completed its acquisition of the STEAG Semiconductor Division. In connection with the acquisition, the Company issued 11,850,000 shares of Mattson common stock and paid $100,000 in cash. The Company is obligated to make additional cash payments of approximately $43.0 million by July 2001.

   On January 1, 2001, the Company also completed its acquisition of CFM. In connection with the acquisition, approximately 4.2 million shares of Company common stock valued at approximately $150.2 million and stock options valued at approximately $20.4 million were exchanged at the closing date.

   After the acquisitions discussed above, the Company's total shares of common stock outstanding were approximately 36.9 million.

   The acquisitions are being accounted for under the purchase method. The accompanying consolidated financial statements do not give effect to these acquisitions as they were consummated subsequent to the Company's year-end.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mattson Technology, Inc.:

   We have audited the accompanying consolidated balance sheets of Mattson Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattson Technology, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the consolidated financial statements, effective January 1, 2000, the company changed its method of accounting for revenue in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP

                                          Arthur Andersen LLP

San Jose, California
January 30, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mattson Technology, Inc.:

   In our opinion, the accompanying consolidated statement of operations of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Mattson Technology, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Mattson Technology, Inc. for any period subsequent to December 31, 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
February 9, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be set forth in the 2001 Proxy Statement under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Compliance" and "Additional Information" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be set forth in the 2001 Proxy Statement under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information related to security ownership of certain beneficial owners and security ownership of management will be set forth in the 2001 Proxy Statement under the caption "Security Ownership of Management and Principal
Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information that is required by this item will be included in the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 41.

   (a)(2)Financial Statement Schedules

     Schedule II

  (a)(3) Exhibits

                                                     Management Contract
      Exhibit                                        or Compensatory Plan
      Number               Description                  or Arrangement    Notes
      -------              -----------               -------------------- -----
        2.1   Strategic Business Combination                               (4)
              Agreement, dated as of June 27,
              2000, by and between STEAG
              Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

        2.2   Amendment to Strategic Business                              (5)
              Combination Agreement, dated as of
              December 15, 2000, by and between
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

        2.3   Agreement and Plan of Merger, dated                          (4)
              as of June 27, 2000, by and among
              Mattson Technology, Inc., a Delaware
              corporation, M2C Acquisition
              Corporation, a Delaware corporation
              and wholly owned subsidiary of
              Mattson, and CFM Technologies, Inc.,
              a Pennsylvania corporation.

        3.1   Amended and Restated Certificate of                          (7)
              Incorporation of Mattson Technology,
              Inc.

        3.2   Second Amended and Restated Bylaws                           (7)
              of Mattson Technology, Inc.

       10.1   Marubeni Japanese Distribution                               (2)
              Agreement, as amended

       10.2   1989 Stock Option plan, as amended             C             (3)

       10.3   1994 Employee Stock Purchase Plan              C             (1)

       10.4   Form of Indemnification Agreement              C             (1)

       10.5   Stockholder Agreement by and among                           (6)
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, Mattson
              Technology, Inc., a Delaware
              corporation, and Brad Mattson.

       21.1   Subsidiaries of Registrant

       23.1   Consent of Independent Public
              Accountants

       23.2   Consent of Independent Accountants

       24.1   Power of Attorney (See page 65 of
              this form 10-K)

--------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1997.
(3) Incorporated by reference to the corresponding Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-39129).
(4) Incorporated by reference from Mattson's filing on Form S-4 (File No. 333-46568) filed on September 25, 2000.
(5) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K (File No. 000-24838) filed on December 21, 2000.
(6) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.
(7) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MATTSON TECHNOLOGY, INC.
                                           (Registrant)

                                                    /s/ Brad Mattson
                                          By: _________________________________
                                                       Brad Mattson
                                                  Chief Executive Officer

March 29, 2001

   KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Brad Mattson and Ludger Viefhues, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in all capacities, to sign any amendments to this form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

          /s/ Brad Mattson           Chief Executive Officer and     March 29, 2001
____________________________________ Director (Principal
             Brad Mattson            Executive Officer)

        /s/ Ludger Viefhues          Executive Vice President--      March 29, 2001
____________________________________ Finance and Chief Financial
           Ludger Viefhues           Officer (Principal Financial
                                     and Accounting Officer)

        /s/ Jochen Melchior          Chairman of the Board and       March 29, 2001
____________________________________ Director
         Dr. Jochen Melchior

        /s/ Shigeru Nakayama         Director                        March 29, 2001
____________________________________
           Shigeru Nakayama

         /s/ Kenneth Smith           Director                        March 29, 2001
____________________________________
            Kenneth Smith

       /s/ Kenneth Kannappan         Director                        March 29, 2001
____________________________________
          Kenneth Kannappan

        /s/ Hans-Georg Betz          Director                        March 29, 2001
____________________________________
         Dr. Hans-Georg Betz

          /s/ James J. Kim           Director                        March 29, 2001
____________________________________
             James J. Kim

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNT

                        Allowance for Doubtful Accounts
                                 (in thousands)

                    Balance at         Additions--                            Balance at
       Fiscal       Beginning          Charged to                                End
        Year         of Year             Income            Deductions          of Year
       ------       ----------         -----------         ----------         ----------
        1998           $141               $ --                $--                $141
        1999           $141               $ --                $--                $141
        2000           $141               $360                $--                $501

                                 EXHIBIT INDEX

   The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.

                                                     Management Contract
 Exhibit                                             or Compensatory Plan
 Number                 Description                     or Arrangement    Notes
 -------                -----------                  -------------------- -----
   2.1   Strategic Business Combination Agreement,                         (4)
         dated as of June 27, 2000, by and between
         STEAG Electronic Systems AG, an
         Aktiengesellschaft organized and existing
         under the laws of the Federal Republic of
         Germany, and Mattson Technology, Inc., a
         Delaware corporation.

   2.2   Amendment to Strategic Business                                   (5)
         Combination Agreement, dated as of
         December 15, 2000, by and between STEAG
         Electronic Systems AG, an
         Aktiengesellschaft organized and existing
         under the laws of the Federal Republic of
         Germany, and Mattson Technology, Inc., a
         Delaware corporation.

   2.3   Agreement and Plan of Merger, dated as of                         (4)
         June 27, 2000, by and among Mattson
         Technology, Inc., a Delaware corporation,
         M2C Acquisition Corporation, a Delaware
         corporation and wholly owned subsidiary
         of Mattson, and CFM Technologies, Inc., a
         Pennsylvania corporation.

   3.1   Amended and Restated Certificate of                               (7)
         Incorporation of Mattson Technology, Inc.

   3.2   Second Amended and Restated Bylaws of                             (7)
         Mattson Technology, Inc.

  10.1   Marubeni Japanese Distribution Agreement,                         (2)
         as amended

  10.2   1989 Stock Option plan, as amended                    C           (3)

  10.3   1994 Employee Stock Purchase Plan                     C           (1)

  10.4   Form of Indemnification Agreement                     C           (1)

  10.5   Stockholder Agreement by and among STEAG                          (6)
         Electronic Systems AG, an
         Aktiengesellschaft organized and existing
         under the laws of the Federal Republic of
         Germany, Mattson Technology, Inc., a
         Delaware corporation, and Brad Mattson.

  21.1   Subsidiaries of Registrant

  23.1   Consent of Independent Public Accountants

  23.2   Consent of Independent Accountants

  24.1   Power of Attorney (See page 65 of this
         form 10-K)

--------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.
(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1997.
(3) Incorporated by reference to the corresponding Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-39129).
(4) Incorporated by reference from Mattson's filing on Form S-4 (File No. 333-46568) filed on September 25, 2000.
(5) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K (File No. 000-24838) filed on December 21, 2000.
(6) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.
(7) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.