Form 10-Q
period 2001-04-01
MATTSON TECHNOLOGY INC
filed 2001-05-16
CIK 928421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-21970


                             _____________________

                           MATTSON TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                                77-0208119
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
         or organization)

         2800 Bayview Drive
         Fremont, California                                   94538
(Address of principal executive offices)                     (Zip Code)

                                (510) 657-5900
             (Registrant's telephone number, including area code)

                             _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X         No ______
                             ------

 Number of shares of common stock outstanding as of April 30, 2001: 37,612,886

                        PART I -- FINANCIAL INFORMATION

1.   Financial Statements

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                          ASSETS

                                                               Apr. 1,             Dec. 31,
                                                                2001                 2000
                                                             (unaudited)
                                                             -----------         -----------
Current assets:
  Cash and cash equivalents                                    $  43,444           $  33,431
  Restricted cash                                                 31,995              31,995
  Short-term investments                                          30,962              38,814
  Accounts receivable, net                                        57,494              20,425
  Advance billings                                                75,938              40,704
  Inventories, net                                               147,922              43,905
  Finished goods inventories shipped and awaiting
     customer acceptance                                          47,102              11,528
  Deferred tax assets                                              4,010               4,010
  Prepaid expenses and other current assets                       12,599               8,963
                                                              -----------         -----------
       Total current assets                                      451,466             233,775
Property and equipment, net                                       44,734              15,953
Long-term investments                                              9,423               9,287
Deferred tax assets                                                2,403               2,403
Goodwill, intangibles and other assets                           216,833               8,250
                                                              -----------         -----------
       Total assets                                            $ 724,859           $ 269,668
                                                              ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to Steag AG, a shareholder                      $  48,920           $       -
  Current portion of long-term debt                                  416                   -
  Line of credit                                                   4,166                   -
  Accounts payable                                                42,772              15,091
  Accrued liabilities                                             69,674              27,746
  Deferred revenue                                                93,479              40,704
  Deferred income taxes                                            8,832                   -
                                                              -----------         -----------
       Total current liabilities                                 268,259              83,541
                                                              -----------         -----------
Long-term liabilities:
  Long-term debt                                                   2,208                   -
  Deferred income taxes                                           26,307                   -
                                                              -----------         -----------
       Total long-term liabilities                                28,515                   -

                                                              -----------         -----------
       Total liabilities                                         296,774              83,541
                                                              -----------         -----------
Stockholders' equity:
  Common stock                                                        37                  20
  Additional paid-in capital                                     494,583             198,835
  Accumulated other comprehensive loss                            (4,362)               (181)
  Treasury stock                                                  (2,987)             (2,987)
  Retained deficit                                               (59,186)             (9,560)
                                                              -----------         -----------
       Total stockholders' equity                                428,085             186,127
                                                              -----------         -----------
                                                               $ 724,859           $ 269,668
                                                              ===========         ===========

    See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                THREE MONTHS ENDED
                                                           --------------------------
                                                             APR. 1,        MAR. 26,
                                                              2001            2000
                                                           -----------     ----------
Net sales                                                   $  73,499       $ 39,957
Cost of sales                                                  50,327         21,606
                                                           -----------     ----------
  Gross profit                                                 23,172         18,351
                                                           -----------     ----------
Operating expenses:
  Research, development and engineering                        18,901          6,298
  Selling, general and administrative                          31,874         10,333
  In-process research and development (Note 3)                 10,100              -
  Amortization of goodwill and intangibles                     10,399            225
                                                           -----------     ----------
     Total operating expenses                                  71,274         16,856
                                                           -----------     ----------
Income (loss) from operations                                 (48,102)         1,495
Interest and other income, net                                    488            398
                                                           -----------     ----------
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle         (47,614)         1,893
Provision for income taxes                                      2,012            189
                                                           -----------     ----------
Income (loss) before cumulative effect of change in
  accounting principle                                        (49,626)         1,704
Cumulative effect of change in accounting principle,
   net of tax                                                       -         (8,080)
                                                           -----------     ----------
Net loss                                                    $ (49,626)      $ (6,376)
                                                           ===========     ==========
Income (loss) per share before cumulative effect
  of a change in accounting principle:
     Basic                                                  $   (1.36)      $   0.10
     Diluted                                                $   (1.36)      $   0.09
Cumulative effect of change in accounting principle
     Basic                                                  $       -       $  (0.48)
     Diluted                                                $       -       $  (0.48)
Net loss per share:
     Basic                                                  $   (1.36)      $  (0.38)
     Diluted                                                $   (1.36)      $  (0.38)
Shares used in computing net income (loss) per share:
     Basic                                                     36,613         16,863
     Diluted                                                   36,613         16,863

     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                  APR. 1,          MAR. 26,
                                                                                    2001             2000
                                                                                -------------    -------------
Cash flows from operating activities:
  Net loss                                                                      $    (49,626)    $     (6,376)
  Adjustments  to reconcile  net loss to net cash
  used in operating activities:
     Cumulative effect of accounting change, net of tax                                  -              8,080
     Depreciation and amortization                                                     5,073            1,162
     Deferred taxes                                                                   (2,208)             -
     Allowance for bad debt                                                              339              -
     Amortization of goodwill and intangibles                                         10,399             225
     Acquired  in-process  research and  development                                  10,100              -
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                            38,101          (14,610)
       Advance billings                                                              (35,234)             -
       Inventories                                                                      (767)          (3,644)
       Finished goods inventories shipped and awaiting customer acceptance           (35,574)             -
       Prepaid expenses and other current assets                                         239               24
       Other assets                                                                    4,996               32
       Accounts payable                                                                2,411              137
       Accrued liabilities                                                           (31,110)           2,440
       Deferred revenue                                                               49,657            2,624
                                                                                -------------    -------------
Net cash used in operating activities                                                (33,204)          (9,906)
                                                                                -------------    -------------
Cash flows from investing activities:
  Acquisition of property and equipment                                               (4,070)            (859)
  Purchases and sales of investments, net                                              8,018              -
  Net cash acquired from acquisitions                                                 39,075              -
                                                                                -------------    -------------
Net cash provided by (used in) investing activities                                   43,023             (859)
                                                                                -------------    -------------

Cash flows from financing activities:
  Borrowings/(repayment) on line of credit, net                                        4,048           (3,000)
  Proceeds  from the issuance of common stock, net of costs                              961          124,413
                                                                                -------------    -------------
Net cash provided by financing activities                                              5,009          121,413
                                                                                -------------    -------------
Effect of exchange rate changes on cash and cash equivalents                          (4,815)              (7)
                                                                                -------------    -------------
Net increase in cash and cash equivalents                                             10,013          110,641
Cash and cash equivalents, beginning of year                                          33,431           16,965
                                                                                -------------    -------------
Cash and cash equivalents, end of year                                          $     43,444     $    127,606
                                                                                =============    =============
Supplemental disclosure of non-cash transactions:
  Common stock issued for businesses                                            $    294,804     $          -
                                                                                =============    =============

     See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 1, 2001

                                  (unaudited)

Note 1  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but are not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

These condensed consolidated financial statements include the accounts of Mattson Technology and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three months ended April 1, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.

Note 2  Balance Sheet Detail (in thousands):

                                                                 APR. 1,              DEC. 31,
                                                                  2001                 2000
                                                              -------------        -------------
     Inventories:
       Purchased parts and raw materials                       $    89,510          $    25,108
       Work-in-process                                              42,055               14,241
       Finished goods                                               16,357                4,556
                                                              -------------        -------------
                                                               $   147,922          $    43,905
                                                              =============        =============

     Accrued liabilities:
       Warranty and installation reserve                       $    24,283          $    10,540
       Accrued compensation and benefits                             8,875                6,415
       Income taxes                                                  8,313                2,105
       Commissions                                                   4,246                2,130
       Other                                                        23,957                6,556
                                                              -------------        -------------
                                                               $    69,674          $    27,746
                                                              =============        =============

Note 3  Acquisitions

On June 27, 2000, the Company entered into a definitive Strategic Business Combination Agreement, subsequently amended by an Amendment to the Strategic Business Combination Agreement dated December 15, 2000

("Combination Agreement") to acquire eleven direct and indirect subsidiaries, comprising the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division"), and entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc ("CFM"). Both transactions were completed simultaneously on January 1, 2001.

STEAG Semiconductor Division

Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the amended Combination Agreement, paid SES $100,000 in cash, assumed certain obligations of SES and STEAG AG, the parent company of SES, including certain intercompany indebtedness owed by the acquired subsidiaries to SES in exchange for a secured promissory note in the principal amount of $26.1 million (with an interest rate of 6%), which is payable by the Company to SES on July 2, 2001, plus an obligation to reimburse SES approximately $2.8 million in acquisition related costs. Under the Combination Agreement, the Company is also obligated to cause two acquired subsidiaries to pay certain amounts based on profits for 2000 to SES, in an amount estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001 and $16.8 million as of April 1, 2001). The actual amount to be paid is subject to adjustment based on an audit of the profits of the relevant subsidiaries for 2000. This portion of the amount due to SES is payable in Deutsche Marks and, accordingly, the Company has exposure for exchange rate volatility. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson entered into a Stockholder Agreement dated December 15, 2000, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, restrictions on future acquisitions or dispositions of Company common stock by SES, and registration rights in favor of SES. The Company also entered into several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company for a term of one year. In fiscal year 2001, the Company estimates that it will pay to SES approximately $700,000 in connection with the purchase of services or supplies pursuant to the transition services agreements. In addition, the Company entered into a manufacturing supply contract with a company affiliated with SES, under which the Company has the right to utilize manufacturing and assembly services based on an hourly rate. For fiscal 2001, the Company is obligated to purchase at least $2.1 million worth of such services. SES holds approximately 31.6% of the Company's common stock.

The acquisition has been accounted for under the purchase method of accounting and the results of operations of the STEAG Semiconductor Division were included in the condensed consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $148 million, which included $5.6 million of estimated direct acquisition related costs, was used to acquire the common stock of the eleven direct and indirect subsidiaries comprising of the STEAG Semiconductor Division. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):

         Net tangible assets                                   $  96,136
         Acquired developed technology                            18,100
         Acquired workforce                                       11,500
         Goodwill                                                 28,148
         Acquired in-process research and development              5,400
         Deferred tax liability                                  (11,248)
                                                              -----------
                                                               $ 148,036
                                                              ===========


Purchased intangible assets, including goodwill, workforce and developed technology of approximately $57.7 million, are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $5.4 million to in-process research and development which we expensed immediately.

In connection with the acquisition of the STEAG Semiconductor Division, the Company allocated approximately $5.4 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the purchase price allocated to in-process research and develoment was expensed as of the acquisition date.

At the acquisition date, the STEAG Semiconductor Division was conducting design, development, engineering and testing activities associated with the completion of the Hybrid tool and the Single wafer tool. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for wet processing equipment.

At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man-month data and technological progress. The STEAG Semiconductor Division had spent approximately $3.3 million on the in-process projects, and expected to spend approximately an additional $2.4 million to complete all phases of the R&D. Anticipated completion dates ranged from 10 to 18 months, at which times the Company expects to begin benefiting from the developed technologies.

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

Aggregate revenues for the developmental STEAG Semiconductor Division products were estimated to grow at a compounded annual growth rate of approximately 41 percent for the seven years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 23 percent was used to value the in-process R&D. This discount rate was commensurate with the STEAG Semiconductor Division stage of development and the uncertainties in the economic estimates described above.

If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

CFM Technologies

Under the Plan of Merger with CFM, the Company agreed to acquire CFM in a stock-for-stock merger in which the Company issued 0.5223 shares of its common stock for each share of CFM common stock outstanding at the closing date. In addition, the Company agreed to assume all outstanding CFM stock options, based on the same

0.5223 exchange ratio. The Company also agreed to issue additional options to purchase 500,000 shares of its common stock to employees of CFM subsequent to the closing of the transaction. On January 1, 2001, the Company completed its acquisition of CFM. The purchase price included 4,234,335 shares of Mattson common stock valued at approximately $150.2 million and the issuance of 1,763,678 options to acquire Mattson common stock for the assumption of outstanding options to purchase CFM common stock valued at approximately $20.4 million using the Black Scholes option pricing model and the following assumptions: risk free interest rate of 6.5%, average expected life of 2 years, dividend yield of 0% and volatility of 80%.

The merger has been accounted for under the purchase method of accounting and the results of operations of CFM were included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of CFM was $174 million, which included $3.4 million of estimated direct acquisition related costs. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):

         Net tangible assets                                    $ 30,347
         Acquired developed technology                            50,500
         Acquired workforce                                       14,700
         Goodwill                                                 99,894
         Acquired in-process research and development              4,700
         Deferred tax liability                                  (26,080)
                                                              -----------
                                                               $ 174,061
                                                              ===========

Purchased intangible assets, including goodwill, workforce and developed technology of approximately $165.1 million are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $4.7 million to in-process research and development which was expensed immediately.

In connection with the acquisition of CFM, the Company allocated approximately $4.7 million of the purchase price to an in-process research and development project. This allocation represented the estimated fair value based on risk-adjusted cash flows related to one incomplete research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the purchase allocated to in-process research and development was expensed as of the acquisition date.

At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next-generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $50,000 to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times the Company expects to begin benefiting from the developed technology.

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the project, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the project is based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

Aggregate revenues for the developmental CFM product were estimated for the five to seven years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process project was expected to peak within two years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental project, a discount rate of 23 percent was used to value the in-process research and development. This discount rate was commensurate with CFM's stage of development and the uncertainties in the economic estimates described above.

If this project is not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

The following table presents the unaudited pro forma results for the three months ended March 26, 2000 assuming that the Company acquired the STEAG Semiconductor Division and CFM on January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of the results that may occur in the future. Net loss excludes the write-off of acquired-in-process research and development of $10.1 million and includes amortization of goodwill and intangibles related to these acquisitions of $10.2 million for the three months ended March 26, 2000. The unaudited pro forma information is as follows (in thousands, except net loss per share):

                     Net sales                   $  82,817

                     Net loss                    $ (37,944)

                     Net loss per share          $   (1.15)

Note 4 Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001 the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 133. Prior to this the Company did not employ hedge accounting and therefore all hedging contracts were measured at fair value. As a result, the Company did not have a transition adjustment related to the fair value of derivatives upon adoption, and the impact of adoption of this standard was immaterial to the Company.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect it from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company uses forward foreign exchange contracts to hedge forecasted intercompany Yen sales by matching terms of currency, amount and maturity based on purchase orders. The Company also hedges existing foreign intercompany receivables until collections are received. The maximum time horizon the Company hedges its exposure to the variability in future cash flows for forecasted transactions or receivables is for less than one year.

Certain hedging instruments have been designated as cash flow hedges under SFAS No. 133. The Company formally documents all designated hedging instruments and their relationship to respective hedged items, including its risk management strategy, hedged risk, assessment of hedge effectiveness and method for recognizing hedge results in earnings. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of hedged items. In situations where the Company is hedging existing foreign currency receivables, the Company has decided not to designate the contracts in hedging relationships. Although the hedges will be economically effective at offsetting changing cash flows from collecting the foreign receivables, the Company believes that the financial reporting results will be similar as if they designated the contracts.

The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires, is terminated or exercised, or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a transaction will occur. As of April 1, 2001, the Company has not discontinued any cash flow hedges.

The Company records the foreign currency forward contracts as either an asset/liability on the balance sheet at fair value. If the contract has been designated and is effective as a cash flow hedge, the change in fair value is recorded to accumulated other comprehensive income. The Company immediately recognizes into earnings any hedge ineffectiveness. In the same period that the hedged item affects earnings, the Company reclassifies the results of the hedge from accumulated other comprehensive income into earnings. For the three months ended April 1, 2001, the Company recorded changes in the fair value of the derivatives of approximately $332,000 as in increase to other assets and accumulated other comprehensive income, respectively. For undesignated forward foreign exchange contracts, the change in fair value is recorded in other expense every period. Generally, this had the effect of offsetting the losses recognized from remeasuring foreign currency denominated receivables for the period.

The Company anticipates shipment of the open purchase orders during fiscal 2001 to its Japanese subsidiary for which it designated cash flow hedges. When these sales are recognized, it will result in a reclassification of the balance in accumulated other comprehensive income, which is currently $332,000. This is anticipated to occur within the next twelve months.


Note 5 Net Loss Per Share

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

                                                                          THREE MONTHS ENDED
                                                                   ---------------------------------
                                                                      APR. 1,           MAR. 26,
                                                                       2001               2000
                                                                   --------------    ---------------
       BASIC AND DILUTED LOSS PER SHARE:
         Loss available to common stockholders                      $   (49,626)       $   (6,376)
         Weighted average common shares outstanding                      36,613            16,863
                                                                   --------------    ---------------
         Basic loss per share                                       $     (1.36)       $    (0.38)
                                                                   ==============    ===============

Total stock options outstanding at April 1, 2001 and March 26, 2000 of 4,989,244 and 2,973,288 respectively were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive due to the loss available to common stockholders.

Note 6 Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, and is presented in the statement of stockholders' equity. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive loss:

                                                                  THREE MONTHS ENDED
                                                             ----------------------------
    (in thousands)                                             APR. 1,        MAR. 26,
                                                                 2001           2000
                                                             -------------   ------------
    Net loss                                                  $   (49,626)    $   (6,376)

    Foreign currency translation adjustments...............        (4,815)            (7)
    Unrealized investment  gain............................           303              -
    Gain on cash flow hedging instruments..................           332              -
                                                             -------------   ------------
    Comprehensive loss.....................................   $ (53,806)      $   (6,383)
                                                             =============   ============

The components of accumulated other comprehensive loss, net of related tax are as follows:

    (in thousands)                                             APR. 1,        DEC. 31,
                                                                 2001           2000
                                                             -------------   ------------
    Cumulative translation adjustments....................      $ (5,074)      $  (258)
    Unrealized investment  gain...........................           380            77
    Gain on cash flow hedging instruments.................           332             -
                                                             -------------   ------------
                                                                $ (4,362)      $  (181)
                                                             =============   ============

Note 7 Reportable Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chief Executive Officer of the Company, is the Company's chief operating decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed.

Note 8 Line of Credit

During fiscal 2000, one of the subsidiaries we acquired as part of the acquisition of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.0 million), expiring in September 2002. Under this line of credit, the current borrowing is 450 million Yen (approximately $3.6 million) and bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit.

Note 9 Revenue Recognition

Mattson derives revenue from two primary sources- equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment. Effective January 1, 2000, the Company changed its method of accounting for equipment sales to recognize the corresponding revenues as follows: 1) for equipment sales of existing products with new specifications or acceptance clauses to a new customer, and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same customer specified and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenues until these evaluation systems are accepted by the customer. Revenues associated with equipment sales to customers in Japan are deferred until customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle of $8.1 million is reported as a loss in the quarter ended March 26, 2000. The cumulative effect of the change in accounting principle includes system revenue net of cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when the conditions for revenue recognition are met. We restated our operating results for the first three quarters of the year ended December 31, 2000, as reflected in the Quarterly Results of Operations reported in our Form 10-K for the year ended December 31, 2000.

Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.

Note 10 Subsequent Events

In February 2001, the Company announced plans to divest or shut-down our single-wafer RT-CVD business unit, previously known as STEAG CVD Systems. The business unit, which was acquired as part of the STEAG Semiconductor Division, included lamp-based RT-CVD tools that do not fit with our strategic roadmap for thermal and CVD products.

In April 2001, the Company completed the acquisition of 97% of the outstanding shares of R.F. Services, Inc. for a price of approximately $887,000. Brad Mattson, Chief Executive Officer of the Company, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that company.

A major restructuring project has been initiated in order to cut costs. Twelve key areas have been identified and the implementation has started. The cost cutting measures include a significant headcount reduction, shorter work week and a 10% pay cut for executives. The Company will be recording restructuring charges in the second quarter for these actions.

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

Overview

We are a leading supplier of advanced, high productivity semiconductor processing equipment used in the fabrication of integrated circuits. We provide our customers with semiconductor manufacturing equipment that delivers high productivity and advanced process capability. In addition, through our international technical support organization and comprehensive warranty program, we provide global customer support.

We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. On January 1, 2001 we completed a business combination under the purchase method of accounting with the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division") and a merger with CFM Technologies, Inc. ("CFM") (we refer to these related acquisitions together as "the Merger"). The three combined companies had pro forma 2000 revenues in excess of $500 million, which would make us the 14th largest semiconductor processing equipment supplier. As a result of the merger, we offer industry-leading products and technologies in multiple product lines, and we employ more than 1,800 people worldwide. Before the merger, we were already the world leader in dry strip process equipment market share. With the addition of the RTP product line from the STEAG Semiconductor Division and the combination of CFM and STEAG Semiconductor Division wet technology tools, we are now second in rapid thermal processing ("RTP") market share and among the top five providers of wet processing equipment. Our products now include strip, etch, deposition, rapid thermal processing, wet and Epi systems. Our customers include nine of the top ten semiconductor manufacturers worldwide.

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry had one of its best years ever in 2000, but signs of a downturn became apparent towards the end of that year and have resulted in lower predictions for 2001. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

During the first quarter ended April 1, 2001, we had a net loss of $49.6 million, including the effects of in-process R&D write-offs and amortization of merger-related goodwill. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The required implementation date of the standard was delayed by the issuance of SFAS No. 137 and amended by SFAS No.
138. The Company adopted the standards in the first quarter of 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB

101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 101 has resulted in a change from the established practice of recognizing revenue at the time of shipment of a system, and instead delays revenue recognition, in whole or in part until the time of customer acceptance of the system. Because of the cyclical nature of the semiconductor equipment industry, and our dependence on a small number of comparatively large sales, the change in revenue recognition practices can have a material affect on revenue in any particular reporting period. We adopted SAB 101 in the fourth quarter of fiscal 2000, effective retroactive to January 1, 2000, with the impact recorded as a cumulative effect in the first quarter of 2000. Our previously reported results of operations for the first three quarters of 2000 were restated by applying SAB 101 to those periods. A detailed explanation of our revenue recognition policy under SAB 101 is described above in Note 9 of the "Notes to Condensed Consolidated Financial Statements."

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                                  APR. 1,        MAR. 26,
                                                                    2001           2000
                                                               -------------   ------------
    Net sales                                                          100%           100%
    Cost of sales                                                       68%            54%
                                                               -------------   ------------
      Gross profit                                                      32%            46%
                                                               -------------   ------------

    Operating expenses:
      Research, development and engineering                             26%            16%
      Selling, general and administrative                               43%            26%
      In-process research and development                               14%             -
      Amortization of goodwill and intangibles                          14%             -
                                                               -------------   ------------
         Total operating expenses                                       97%            42%
                                                               -------------   ------------
    Income (loss) from operations                                      (65)%            4%
    Interest and other income, net                                       1%             1%
                                                               -------------   ------------
    Income (loss) before provision for income taxes and                (65)%            5%
       cumulative effect of change in accounting principle
    Provision for income taxes                                           3%            (1)%
                                                               -------------   ------------
    Income (loss) before cumulative effect of change in                (68)%            4%
       accounting principle
    Cumulative effect of change in accounting principle,
       net of tax benefit                                                -            (20)%
                                                               -------------   ------------
    Net loss                                                           (68)%          (16)%
                                                               =============   ============


Net Sales

Net sales for the first quarter of 2001 were $73.5 million on a consolidated basis. We estimate that on a pro forma basis for the three months ended March 26, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $82.8 million, so that net sales in the first quarter of 2001 would reflect a decrease of 11%. Excluding the STEAG Semiconductor Division and CFM, net sales for the first quarter of 2001 were $39.6 million, a decrease of 1% from $40.0 million for the same quarter last year. The decrease in quarterly net sales is due to the economic downturn in the semiconductor industry and also the timing effects of revenue recognition based on our shipments to Japan effected by SAB 101, where the time-lag between shipment and customer acceptance can exceed one year. In the first quarter of 2000 sales to Japan were through our distributor in Japan and revenue was recognized upon shipment. Approximately 22% of our shipments in the first quarter of 2001 were to Japan-based customers and corresponding net sales were deferred in accordance with our revenue recognition policy.

In addition, the majority of net sales by the STEAG Semiconductor Division and CFM in the first quarter of 2001 were deferred due to the complexities of the equipment shipped and the associated acceptance clauses in accordance with our revenue recognition policy. Our deferred revenue at the end of first quarter of 2001 was approximately $93.5 million, up from $40.7 million at the end of the fourth quarter of 2000. We expect these deferred revenues to be recognized as revenue in our consolidated statement of operations in the next six to twelve months. Under the rules of the purchase method of accounting, no deferred revenues relating to sales by the acquired entities are carried over-through the acquisition. As a result, it will take several quarters of combined operation before our net sales results normalize and our prior periods can be compared across reporting periods.

First quarter bookings were $98.5 million, an increase of 72% compared to bookings of $57.4 million in the first quarter of 2000, resulting in a book to bill ratio of 0.8 to 1.0. Backlog increased 21% to $85.7 million in the first quarter of 2001 compared to $70.9 million in the first quarter of 2000. These increases can be attributed to the acquisitions of STEAG Semiconductor Division and CFM.

International sales, which are predominantly to customers based in Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 53% and 62% of net sales for the first quarter of 2001 and 2000, respectively. In the second quarter of 2000, we shifted our strategy in Japan to a direct sales model and terminated our distributor relationship with Marubeni. We anticipate that international sales will continue to account for a significant portion of net sales for 2001.

Gross Margin

Our gross margin for the first quarter of 2001 decreased to 32% from 46% for the first quarter of 2000. The decrease in gross margins was principally due to lower gross margins experienced by STEAG Semiconductor Division due to the write-up of inventory to fair value on the opening balance sheet in accordance with APB 16. We expect this inventory to be expensed through cost of goods sold over the next two or three quarters.

Our gross margin has varied over the years and will continue to vary based on multiple factors including effects of revenue recognition under SAB 101, our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. Although we have not offered substantial discounts on our systems to date, with the downturn in the semiconductor industry we can expect to experience pricing pressures. Our gross margin, for each of our product divisions, on international sales is substantially the same as domestic sales.

Research, Development and Engineering

Research, development and engineering expenses for the first quarter of 2001 were $18.9 million, or 26% of net sales, as compared to $6.3 million, or 16% of net sales, for the first quarter of 2000. The increase in absolute dollars was due to the increase in personnel and spending as a result of the merger. The increase in research, development and engineering expenses, as a percentage of net sales during the first quarter of 2001 compared to the same period last year is due to a significant portion of sales being deferred for CFM and the STEAG Semiconductor Division in accordance with our revenue recognition policy.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of 2001 were $31.9 million, or 43% of net sales, as compared to $10.3 million, or 26% of net sales, for the first quarter of 2000. The increase in absolute dollars was due to the increase in personnel, spending and additional professional expenses for integration as a result of the merger. The increase in selling, general and administrative expenses as a percentage of net sales during the first quarter of 2001 as compared to the same period last year is due to relatively lower revenues recognized under SAB 101 during the first quarter of 2001, and higher expenses related to the integration of the acquisitions.

STEAG Semiconductor Division's In-Process Research and Development

In connection with the acquisition of the STEAG Semiconductor Division, we allocated approximately $5.4 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the purchase price allocated to in-process research and development was expensed as of the acquisition date.

At the acquisition date, the STEAG Semiconductor Division was conducting design, development, engineering and testing activities associated with the completion of the Hybrid tool and the Single wafer tool. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for wet processing equipment.

At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man-month data and technological progress. The STEAG Semiconductor Division had spent approximately $3.3 million on the in-process projects, and expected to spend approximately an additional $2.4 million to complete all phases of the R&D. Anticipated completion dates ranged from 10 to 18 months, at which times we expect to begin benefiting from the developed technologies.

In making our purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our management's estimates of cost of sales, operating expenses, and income taxes from such projects.

Aggregate revenues for the developmental STEAG Semiconductor Division products were estimated to grow at a compounded annual growth rate of approximately 41 percent for the seven years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 23 percent was used to value the in-process R&D. This discount rate was commensurate with the STEAG Semiconductor Division stage of development and the uncertainties in the economic estimates described above.

If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

CFM's In-Process Research and Development

In connection with the acquisition of CFM we allocated approximately $4.7 million of the purchase price to the in-process research and development project. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the purchase price allocated to in-process research and development was expensed as of the acquisition date.

At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next-generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $0.05 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times we expect to begin benefiting from the developed technology.

In making our purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the project, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

Aggregate revenues for the developmental CFM product were estimated for the five to seven years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within two years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental project, a discount rate of 23 percent was used to value the in-process research and development. This discount rate was commensurate with CFM's stage of development and the uncertainties in the economic estimates described above.

If this project is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

Financial Statements.

Amortization of Goodwill and Intangibles

Goodwill and intangibles represent the purchase price of the STEAG Semiconductor Division and CFM in excess of identified tangible assets. In connection with the Merger effective January 1, 2001, the Company recorded $222.8 million of goodwill and intangibles which are being amortized on a straight-line basis over three to seven years. The allocation of total purchase price to assets acquired and liabilities assumed are based on preliminary estimates of fair value which are subject to final adjustment. The Company recorded amortization expense of $10.4 million for the three months ended April 1, 2001, respectively. There can be no assurance that the value of the goodwill and intangible assets may not become impaired prior to being fully amortized.

Provision for Income Taxes

The Company recorded a provision for income taxes for the quarter ended April 1, 2001 of approximately $2.0 million which consisted primarily of income taxes in foreign jurisdictions.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and short-term investments were $106 million at April 1, 2001, an increase of $2 million at December 31, 2000. Stockholders' equity at April 1, 2001 was approximately $428 million.

During fiscal 2000, one of the subsidiaries we acquired as part of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.0 million), expiring in September 2002. Under this line of credit the current borrowing is 450 million Yen (approximately $3.6 million) which bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit.

Net cash used in operating activities was $33.2 million during the first quarter of 2001 as compared to $9.9 million during the same quarter last year. The net cash used in operating activities during the first quarter of 2001 was primarily attributable to the net loss of $49.6 million, deferred taxes of $2.2 million, an increase in advance billings of $35.2 million, an increase in inventories of $36.3 million, and a decrease in accrued liabilities of $31.1 million, offset by non-cash depreciation and amortization of $5.1 million, amortization of goodwill and intangibles of $10.4 million, acquired in-process research and development of $10.1 million, a decrease in accounts receivable of $38.1 million, an increase in accounts payable of $2.4 million, and an increase in deferred revenue of $49.7 million. Net cash used in operating activities during the first quarter of 2000 was $9.9 million and was primarily due to an increase in accounts receivable and inventories of $14.6 million and $3.6 million, respectively. The increase in accounts receivable and inventories was partially offset by our net loss of $6.4 million and depreciation and amortization expense of $1.4 million.

Net cash provided by investing activities was $43.0 million during the first quarter of 2001 as compared to net cash used in investing activities of $0.9 million during the first quarter of 2000. The net cash provided by investing activities during the first quarter of 2001 is attributable to the net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $39.1 million, sales of investments of $8.0 million, offset by purchases of property and equipment of $4.1 million. Net cash used in investing activities during the first quarter of 2000 was $0.9 million and was attributable to the purchase of property and equipment of $0.9 million.

Net cash provided by financing activities was $5.0 million during the first quarter of 2001 as compared to $121.4 million during the same period last year. The net cash provided by financing activities during the first quarter of 2001 is primarily attributable to the borrowings from our Japanese line of credit of $4.0 million, and proceeds from our stock plans of $1.0 million. Net cash provided by financing activities during the first quarter of 2000 was $121.4 million and was primarily attributable to the completion of our follow on public offering of 3,000,0000 shares of common stock on March 8, 2000. The public offering price was $42.50 per share before offering costs. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The net proceeds of approximately $124.4 million were used for general corporate purposes, principally working capital and capital expenditures. This increase was offset by a $3.0 million repayment against our U.S. bank line of credit, which has subsequently expired.

Upon the closing of the acquisition of the STEAG Semiconductor Division on January 1, 2001, Mattson issued to STEAG Electronic Systems AG ("SES") a secured promissory note, due July 2, 2001, in the principal amount of $26.1 million, to offset the amount of outstanding working capital loans from SES to the STEAG Semiconductor Division at the time of closing. Our restricted cash balance at April 1, 2001 is intended to cover the full obligation for this payment. In accordance with the Combination Agreement to acquire the STEAG Semiconductor Division, we are also required to make a payment, estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001 and $16.8 million as of April 1, 2001) to SES to satisfy an obligation to cause two acquired subsidiaries to pay certain amounts based on their profits for 2000 to SES, plus an obligation to reimburse SES approximately $2.8 million in acquisition related costs. These obligations, which are expected to be settled in the second quarter of 2001, will be met by our existing cash balance.

Based on current projections, we believe that our current cash and investments positions along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Management's projections are based on the ability to manage inventories and collect our accounts receivable balances in this market downturn. If we are unable to control our inventory or accounts receivable balances, we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities may have rights, preferences or privileges senior to our common stock.

Mergers and Acquisitions

On January 1, 2001, the Company completed its acquisition of the STEAG Semiconductor Division. In connection with the acquisition, the Company issued 11,850,000 shares of Mattson common stock and paid $100,000 in cash. The Company is obligated to make additional cash payments of approximately $48.9 million by July 2001.

On January 1, 2001, the Company also completed its acquisition of CFM under the purchase method of accounting. In connection with the acquisition, 4,234,335 shares of Mattson common stock valued at approximately $150.2 million and Mattson stock options valued at approximately $20.4 million were exchanged at the closing date.

In April 2001, the Company completed the acquisition of 97% of the outstanding shares of R.F. Services, Inc. for a price of approximately $887,000. Brad Mattson, our Chief Executive Officer of the company, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that corporation.

Factors That May Affect Future Results and Market Price of Stock

In this report and from time to time, we may make forward looking statements regarding, among other matters, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties, including those set forth in our Annual Report on Form 10-K, and Exhibit 99.1 hereto, all of which are incorporated here by reference, and the following:

OUR SALES REFLECT THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY WHICH CAN CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND COULD CAUSE US TO FAIL TO ACHIEVE ANTICIPATED SALES.

Our business, including the recently acquired businesses of the STEAG Semiconductor Division and CFM, have depended in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depends upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. Following the very strong year in 2000, the semiconductor industry now faces a significant downturn in 2001, and we and other industry participants are experiencing significant order delays and cancellations. The severity and duration of the downturn are unknown. When these downturns occur, our operating results and financial condition may be adversely affected. We anticipate that a significant portion of new orders will continue to depend upon demand from semiconductor manufacturers and independent foundries that build or expand large fabrication facilities. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. Any future downturns or slowdowns in the semiconductor industry will materially and adversely affect our net sales and operating results. Following the acquisition of the STEAG Semiconductor Division and CFM, we are a larger, more geographically diverse company and may be less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and in other regions with restrictive laws relating to termination of employees.

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

THE TRANSACTIONS WITH STEAG SEMICONDUCTOR DIVISION AND CFM MAY FAIL TO ACHIEVE BENEFICIAL SYNERGIES.

We entered into the Merger with the expectation that it would result in beneficial synergies between and among the semiconductor equipment businesses of the three combining companies. Achieving these anticipated synergies and their potential benefits will depend on a number of factors, some of which include:

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

TO EFFECTIVELY MANAGE OUR GROWTH AND GREATLY EXPANDED OPERATIONS FOLLOWING THE COMPLETION OF THE MERGER. WE WILL NEED TO IMPROVE EXISTING AND IMPLEMENT NEW SYSTEMS, PROCEDURES, AND CONTROLS.

Following consummation of the Merger, we are responsible for integrating and managing expanded operations, including operations in new geographic locations, that may place a significant strain on our management information systems and our administrative, financial, and operational resources. We are making additional significant investments in research and development to support product development. We have grown from 349 employees at December 31, 1998, to 443 at December 31, 1999, to 641 employees at December 31, 2000, to over 1,800 employees world-wide on January 1, 2001, following consummation of the Merger. This expansion will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion following completion of the transactions, we will be required to:

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

We have accounted for our acquisition of the STEAG Semiconductor Division and CFM under the purchase method of accounting. Under purchase accounting, we will record the fair value of the consideration given to SES in exchange for the stock of the subsidiaries comprising the STEAG Semiconductor Division, as well as the fair value of the consideration given in exchange for the outstanding CFM common stock and for the outstanding options to purchase CFM common stock assumed by us, plus the amount of direct acquisition costs, as the purchase price of STEAG Semiconductor Division and CFM. We allocated the purchase price to the individual assets and liabilities of the companies being acquired, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names and acquired workforce, and to in-process research and development, based on their respective fair values. Intangible assets, including goodwill, will be generally amortized over a three- to seven-year period. The current allocation of the purchase price to the assets acquired and liabilities assumed is based on preliminary estimates of fair value which are subject to final adjustment.

The amount of purchase price allocated to goodwill and other intangibles is approximately $223 million. The goodwill and other intangible assets will be amortized over 3-7 years and the accounting charge attributable to these items would be approximately $10.2 million per quarter or $40 million per fiscal year. As a result, purchase accounting treatment of the transactions could have a material adverse effect on the market value of our common stock following completion of the transactions.

A major restructuring project has been initiated in order to improve internal processes and cut costs. Twelve key areas have been identified and the implementation has started. The cost cutting measures include a significant headcount reduction, shorter work week and a 10% pay cut for executives.

We will incur restructuring costs in order to achieve desired synergies after the transactions, which will adversely impact future financial results. These restructuring costs could be a result of, but not limited to, the following:

     . severance costs associated with possible headcount reductions due to duplication; and

     . asset write-offs associated with manufacturing and facility consolidations.



THE TRANSACTIONS WITH STEAG SEMICONDUCTOR DIVISION AND CFM COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

The direct transaction costs of approximately $9.1 million were incurred in connection with the merger. If the benefits of the merger do not exceed the costs associated with the transactions, including any dilution to our stockholders resulting from the issuance of shares in connection with the transactions, our financial results, including earnings per share, could be adversely affected.

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

A delay in a shipment or a customer acceptance event near the end of a quarter may cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors. Currently, we derive most of our revenues from the sale of a relatively small number of high dollar value systems. The list prices on these systems range from $500,000 to over $2.2 million. Each sale, or failure to make a sale, could have a material effect on us. Our lengthy sales cycle for each of our systems, coupled with customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter is not expected to include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on our shipping orders as scheduled during that quarter as well as obtaining new orders for systems to be shipped in that same quarter. Any delay in scheduled shipments or acceptances or in shipments or acceptances from new orders would materially adversely affect our operating results for that quarter, which could cause our stock price to decline.

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

WE AND MANUFACTURERS OF OUR PRODUCTS RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We have significant operations located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Interest Rate Risk.

The Company's exposure to market risk for changes in interest rates relates to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates.

The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio and the fair value of each as of April 1, 2001.

                                                 Fair Value
                                                  April 1,
                                                    2001
                                               --------------
                                               (In thousands)
        Assets
         Cash and cash equivalents                 $ 43,444
              Average interest rate                    2.75%
         Short-term investments                    $ 30,962
              Average interest rate                    6.52%
         Long-term investments                     $  9,423
              Average interest rate                    6.34%

Foreign Currency Risk

The Company transacts business in various foreign countries. Our primary foreign currency cash flows are in Japan and Germany. During the first quarter of 2001, we employed a foreign currency hedging program utilizing foreign currency forward exchange contracts. The goal of the hedging program is to lock in exchange rates to minimize the impact to us of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

The following table provides information as of April 1, 2001 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                             Average    Estimated
                                                  Notional  Contract      Fair
                                                   Amount     Rate        Value
                                                  --------  --------    ---------
                                                     (In thousands, except for
                                                       average contract rate)
  Foreign currency forward exchange contracts:

         Japanese Yen............................ $ 24,696   105.75     $2,997
         Germany Mark.............................$ 19,116     2.22     $ <435>


                                                  $214.969

The local currency is the functional currency for all foreign sales operations. To date, our exposure related to exchange rate volatility has not been significant. Our exposure to foreign currency risk has increased as a result of our acquisition of the STEAG Semiconductor Division and CFM. In addition, a payment obligation to STEAG AG in the amount estimated to be 37.6 million Deutsche Marks is payable in Deutsche Marks and, according, is exposure for exchange rate volatility.

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

With reference to the litigation filed in March, 1997 by Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), against the Company's CFM subsidiary in the United States District Court for the Northern District of California, the judge has issued claims construction rulings relating to U.S. Patents No. 4,911,761 and 4,984,597. DNS added new claims for unfair competition, interference with business relations, and trade libel against CFM. The judge dismissed DNS' antitrust claim against CFM on summary judgement. Dispositive Motions and Motions In Limine have been filed with the court. The trial date of May 8, 2001 has been delayed and no new trial date is set at this time.

The Company's involvement in any patent dispute or other intellectual property dispute or action could result in a material adverse effect on the Company's business. We may in the future be party to litigation arising in the course of our business, including claims that we infringe third party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Adverse determinations in current litigation or any other litigation in which the Company may become involved could subject the Company to significant liabilities to third parties, require the Company to grant licenses to or seek licenses from third parties, and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)    Exhibits

              3.1*    Restated Articles of Incorporation of the Company
              3.2*    Bylaws of the Registrant
             99.1     Risk Factors incorporated by reference to Annual Report on
                      Form 10-K.

          (1) Incorporated by reference to the corresponding Exhibit previously filed with the report on Form 8-K/A filed by the Company on January 30, 2001
          (b)  Reports on Form 8-K

          On January 16,2001, the Company filed a report on Form 8-K reporting under Item 2 that on January 1, 2001, the Company acquired the semiconductor equipment division of STEAG Electronic Systems AG and simultaneously acquired CFM Technologies, Inc.

          On January 30, 2001, the Company filed an amended report on Form 8-K/A amending the Form 8-K filed January 16, 2001 to include historical and pro forma financial statements of the business acquired.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MATTSON TECHNOLOGY, INC.




Date: May 16, 2001                               /s/ Ludger Viefhues
                                      ------------------------------------------
                                                     Ludger Viefhues
                                         Executive Vice President -- Finance
                                              and Chief Financial Officer