Form 10-Q
period 2001-07-01
MATTSON TECHNOLOGY INC
filed 2001-08-15
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------
                                    FORM 10-Q
                                 ---------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2001

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ________________ to ________________


                         Commission file number 0-21970

                               ------------------


                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                          77-0208119
                    --------                          ----------
        (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)             Identification No.)


      2800 Bayview Drive Fremont, California            94538
      --------------------------------------            -----
     (Address of principal executive offices)         (Zip Code)


                                 (510) 657-5900
                                 --------------
              (Registrant's telephone number, including area code)


                              ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No ___


Number of shares of common stock outstanding as of July 31, 2001: 37,745,124

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements .............................................. 3

          Condensed Consolidated Balance Sheets
          at July 1, 2001 and December 31, 2000.............................. 3

          Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2001 and June 25, 2000.. 4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended July 1, 2001 and June 25, 2000 ........... 5

          Notes to Condensed Consolidated Financial Statements .............. 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................ 16


Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 28



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings ................................................ 29


Item 2.   Changes in Securities ............................................ 29


Item 3.   Defaults Upon Senior Securities................................... 29


Item 4.   Submission of Matters to a Vote of Security Holders............... 29


Item 5.   Other Information................................................. 30


Item 6.   Exhibits and Reports on Form 8-K ................................. 30


          Signatures........................................................ 31

                         PART I -- FINANCIAL INFORMATION

1.   Financial Statements

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS
                                                      Jul. 1,       Dec. 31,
                                                       2001           2000
                                                    ----------     ---------
Current assets:
  Cash and cash equivalents                         $  31,459      $ 33,431
  Restricted cash                                      31,995        31,995
  Short-term investments                               21,584        38,814
  Accounts receivable, net                             75,217        20,425
  Advance billings                                     60,346        40,704
  Inventories, net                                    143,667        43,905
  Finished goods inventories shipped and               55,624        11,528
    awaiting customer acceptance
  Deferred tax assets                                       -         4,010
  Prepaid expenses and other current assets            14,983         8,963
                                                    ----------     ---------
       Total current assets                           434,875       233,775

Property and equipment, net                            45,454        15,953
Long-term investments                                   2,036         9,287
Deferred tax assets                                         -         2,403
Goodwill, intangibles and other assets                184,003         8,250
                                                    ----------     ---------
       Total assets                                 $ 666,368      $ 269,668
                                                    ==========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - STEAG AG, a shareholder            $  44,555      $      -
  Current portion of long-term debt                       899             -
  Line of credit                                       10,908             -
  Accounts payable                                     27,099        15,091
  Accrued liabilities                                  65,457        27,746
  Deferred revenue                                    107,752        40,704
  Deferred income taxes                                 4,205             -
                                                    ----------     ---------
       Total current liabilities                      260,875        83,541
                                                    ----------     ---------
Long-term liabilities:
  Long-term debt                                        1,945             -
  Deferred income taxes                                11,406             -
                                                    ----------     ---------
       Total long-term liabilities                     13,351             -
                                                    ----------     ---------
       Total liabilities                              274,226        83,541
                                                    =========      =========
Stockholders' equity:
  Common stock                                             37            20
  Additional paid-in capital                          496,812       198,835
  Accumulated other comprehensive loss                 (9,419)         (181)
  Treasury stock                                       (2,987)       (2,987)
  Retained deficit                                    (92,301)       (9,560)
                                                    ----------     ---------
       Total stockholders' equity                     392,142       186,127
                                                    ----------     ---------
                                                    $ 666,368      $ 269,668
                                                    ==========     =========


     See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           --------------------      -------------------
                                                           JUL. 1,    JUN. 25,        JUL. 1,   JUN. 25,
                                                            2001        2000           2001       2000
                                                           -------    --------       --------   --------
Net sales                                                 $ 81,992    $ 44,484        $155,491  $ 84,441
Cost of sales                                               60,483      23,048         110,810    44,654
                                                          --------    --------        --------  --------
  Gross profit                                              21,509      21,436          44,681    39,787
                                                          --------    --------        --------  --------
Operating expenses:
  Research, development and engineering                     16,108       6,867          35,009      13,165
  Selling, general and administrative                       29,802      12,907          61,676      23,465
  In-process research and development (Note 3)                   -           -          10,100           -
  Amortization of goodwill and intangibles                   9,624           -          20,023           -
                                                          --------    --------        --------    --------
     Total operating expenses                               55,534      19,774         126,808      36,630
                                                          --------    --------        --------    --------
Income (loss) from operations                              (34,025)      1,662         (82,127)      3,157
Interest and other income, net                               1,307       1,511           1,795       1,909
                                                          --------    --------        --------    --------
Income (loss) before provision for income taxes and
cumulative effect of change in accounting principle        (32,718)      3,173         (80,332)      5,066
Provision for income taxes                                     397         317           2,409         506
                                                          --------    --------        --------    --------
Income (loss) before cumulative effect of change in        (33,115)      2,856         (82,741)      4,560
  accounting principle
Cumulative effect of change in accounting principle,
   net of tax                                                    -           -               -      (8,080)
                                                          --------    --------        --------    --------
Net income (loss)                                         $(33,115)   $  2,856        $(82,741)   $ (3,520)
                                                          ========    ========        ========    ========
Income (loss) per share before cumulative effect
   of a change in accounting principle:
     Basic                                                $  (0.90)   $   0.14        $  (2.25)   $   0.25
     Diluted                                              $  (0.90)   $   0.13        $  (2.25)   $   0.22
Cumulative effect of change in accounting principle
     Basic                                                $     -     $     -         $     -     $  (0.44)
     Diluted                                              $     -     $     -         $     -     $  (0.39)
Net income (loss) per share:
     Basic                                                $  (0.90)   $   0.14        $  (2.25)   $  (0.19)
     Diluted                                              $  (0.90)   $   0.13        $  (2.25)   $  (0.17)
Shares used in computing net income (loss) per share:
     Basic                                                  36,804      19,877          36,709      18,370
     Diluted                                                36,804      21,929          36,709      20,422


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           SIX MONTHS ENDED
                                                        ----------------------
                                                          JUL. 1,     JUN. 25,
                                                           2001        2000
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss                                              $ (82,741)   $ (3,520)
  Adjustments  to reconcile  net loss to net cash
  used in operating activities:
     Cumulative effect of accounting change, net of tax         -       8,080
     Depreciation and amortization                         10,760       2,264
     Deferred tax assets                                   (2,208)          -
     Allowance for doubtful accounts                          339           -
     Amortization of goodwill and intangibles              20,023         451
     Acquired in-process research and development          10,100           -
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Accounts receivable                                 20,379     (11,662)
       Advance billings                                   (19,642)     (8,270)
       Inventories                                          9,402     (11,142)
       Inventories awaiting customer acceptance           (44,096)     (1,470)
       Prepaid expenses and other current assets           (2,645)        (97)
       Other assets                                         5,700        (622)
       Accounts payable                                    (7,566)      1,699
       Accrued liabilities                                (37,885)      4,383
       Deferred revenue                                    63,930       6,962
                                                         --------    --------
Net cash used in operating activities                     (56,150)    (12,944)
                                                         --------    --------

Cash flows from investing activities:
  Acquisition of property and equipment                   (10,361)     (2,454)
  Purchases and sales of investments, net                  24,490           -
  Net cash acquired from acquisitions                      38,016           -
                                                         --------    --------
Net cash provided by (used in) investing activities        52,145      (2,454)
                                                         --------    --------

Cash flows from financing activities:
  Draws and repayment on line of credit, net               11,010      (3,000)
  Payment of offering costs                                     -      (8,536)
  Proceeds from the issuance of common stock                3,190     135,495
                                                         --------    --------
Net cash provided by financing activities                  14,200     123,959
                                                         --------    --------
Effect of exchange rate changes on cash and
  cash equivalents                                        (12,167)        (33)
                                                         --------    --------
Net increase in cash and cash equivalents                  (1,972)    108,528
Cash and cash equivalents, beginning of period             33,431      16,965
                                                         --------    --------
Cash and cash equivalents                                $ 31,459    $125,493
                                                         ========    ========
Supplemental disclosure of non-cash transactions:
  Common stock issued for businesses                     $294,804    $      -
                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2001
                                   (unaudited)

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

     These condensed consolidated financial statements include the accounts of Mattson Technology and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three and six months ended July 1, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.


Note 2   Balance Sheet Detail (in thousands):
                                                     JUL. 1,      DEC. 31,
                                                      2001         2000
                                                    --------     --------
         Inventories:
            Purchased parts and raw materials       $ 66,229     $ 25,108
            Work-in-process                           40,489       14,241
            Finished goods                            36,949        4,556
                                                    --------     --------
                                                    $143,667     $ 43,905
                                                    ========     ========
         Accrued liabilities:
            Warranty and installation reserve       $ 21,687     $ 10,540
            Accrued compensation and benefits         11,525        6,415
            Income taxes                               9,429        2,105
            Commissions                                4,389        2,130
            Other                                     18,427        6,556
                                                    --------     --------
                                                    $ 65,457     $ 27,746
                                                    ========     ========

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

STEAG Semiconductor Division

     Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the amended Combination Agreement, obligation to pay SES $100,000 in cash, assumed certain obligations of SES and STEAG AG, the parent company of SES, including certain intercompany indebtedness owed by the acquired subsidiaries to SES in exchange for a secured promissory note in the principal amount of $26.1 million (with an interest rate of 6%), which was payable to SES, a shareholder, on July 2, 2001, for which the Company is currently re-negotiating the terms of the obligation. Under the Combination Agreement, the Company is also obligated to cause two acquired subsidiaries to pay certain amounts based on profits for 2000 to SES, in an amount estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001 and $16.3 million as of July 1, 2001). The actual amount to be paid is subject to adjustment based on an audit of the profits of the relevant subsidiaries for 2000. This portion of the amount due to SES is payable in Deutsche Marks and, accordingly, the Company has exposure for exchange rate volatility. The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson entered into a Stockholder Agreement dated December 15, 2000, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, restrictions on future acquisitions or dispositions of Company common stock by SES, and registration rights in favor of SES. The Company also entered into several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company for a term of one year. In fiscal year 2001, the Company estimates that it will pay to SES approximately $700,000 in connection with the purchase of services or supplies pursuant to the transition services agreements. In addition, the Company entered into a manufacturing supply contract with a company affiliated with SES, under which the Company has the right to utilize manufacturing and assembly services based on an hourly rate. For fiscal 2001, the Company is obligated to purchase at least $2.1 million worth of such services. SES holds approximately 32% of the Company's common stock and currently has two representatives on the Company's board of directors.

     The acquisition has been accounted for under the purchase method of accounting and the results of operations of the STEAG Semiconductor Division were included in the condensed consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $148.5 million, which included $6.1 million of estimated direct acquisition related costs, was used to acquire the common stock of the eleven direct and indirect subsidiaries of the STEAG Semiconductor Division. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):



       Net tangible assets ........................         $ 109,054
       Acquired developed technology ..............            18,100
       Acquired workforce .........................            11,500
       Goodwill ...................................            11,766
       Acquired in-process research and development             5,400
       Deferred tax liability .....................            (7,273)
                                                            ---------
                                                            $ 148,547
                                                            =========

     Purchased intangible assets, including goodwill, workforce and developed technology of approximately $41.4 million, are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $5.4 million to in-process research and development which was expensed immediately.

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

     The merger has been accounted for under the purchase method of accounting and the results of operations of CFM were included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of CFM was $175 million, which included $3.9 million of estimated direct acquisition related costs. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):


          Net tangible assets ............................. $ 30,347
          Acquired developed technology ...................   50,500
          Acquired workforce .............................    14,700
          Goodwill ........................................   91,188
          Acquired in-process research and development ....    4,700
          Deferred tax liability ..........................  (16,864)
                                                            --------
                                                            $174,571
                                                            ========

     Purchased intangible assets, including goodwill, workforce and developed technology of approximately $156.4 million are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $4.7 million to in-process research and development which was expensed immediately.

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

     At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next- generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $50,000 to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times the Company expects to begin benefiting from the developed technology.

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

     In light of the current industry slowdown and the declining bookings of the acquired entities, the Company is monitoring the possibility of impairment of the acquired goodwill and intangible assets related to the acquisitions. If bookings and the economic outlook do not improve, the Company is faced with the risk of impairment of the acquired goodwill and intangible assets.

     The following table presents the unaudited pro forma results for the three and six months ended June 25, 2000 assuming that the Company acquired the STEAG Semiconductor Division and CFM on January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of the results that may occur in the future. Net loss excludes the write-off of acquired-in-process research and development of $10.1 million and includes amortization of goodwill and intangibles related to these acquisitions of $20.0 million for the six months ended June 25, 2000. The unaudited pro forma information is as follows (in thousands, except net loss per share):


                          Three Months        Six Months
                             Ended              Ended
                         JUNE 25, 2000      JUNE 25, 2000
                         -------------      -------------

Net sales                  $ 116,904          $ 199,721

Net loss                   $ (38,717)         $ (76,661)

Net loss per share         $   (1.02)         $   (2.10)

Note 4    Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001 the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. Prior to this the Company did not employ hedge accounting and therefore all hedging contracts were measured at fair value. As a result, the Company did not have a transition adjustment related to the fair value of derivatives upon adoption, and the impact of adoption of this standard was immaterial to the Company.

     The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect it from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company uses forward foreign exchange contracts to hedge forecasted intercompany Yen sales by matching terms of currency, amount and maturity based on purchase orders. The Company also hedges existing foreign intercompany receivables until collections are received. The maximum time horizon the Company hedges its exposure to the variability in future cash flows for forecasted transactions or receivables is less than one year.

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

     The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires, is terminated or exercised, or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a transaction will occur. As of July 1, 2001, the Company has not discontinued any cash flow hedges.

     The Company records the foreign currency forward contracts as either an asset/liability on the balance sheet at fair value. If the contract has been designated and is effective as a cash flow hedge, the change in fair value is recorded to accumulated other comprehensive income. The Company immediately recognizes into earnings any hedge ineffectiveness. In the same period that the hedged item affects earnings, the Company reclassifies the results of the hedge from accumulated other comprehensive income into earnings. For the six months ended July 1, 2001, the Company recorded changes in the fair value of the derivatives of approximately $270,000 as in increase to other assets and accumulated other comprehensive income, respectively. For undesignated forward foreign exchange contracts, the change in fair value is recorded in other expense every period. Generally, this had the effect of offsetting the losses recognized from remeasuring foreign currency denominated receivables for the period.

     The Company anticipates shipment of the open purchase orders during fiscal 2001 to its Japanese subsidiary for which it designated cash flow hedges. When these sales are recognized, it will result in a reclassification of the balance in accumulated other comprehensive income, which is currently $270,000. This is anticipated to occur within the next twelve months.

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

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      --------------------      --------------------
                                                       JUL. 1,    JUN. 25,       JUL. 1,     JUN. 25,
                                                        2001        2000          2001        2000
                                                      --------    -------       --------    --------
NET INCOME (LOSS)                                     $(33,115)   $ 2,856       $(82,741)   $ (3,520)

BASIC INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders      $(33,115)   $ 2,856       $(82,741)   $ (3,520)
  Weighted average common shares outstanding            36,804     19,877         36,709      18,370
                                                      --------    -------       --------    --------
  Basic income (loss) per share                       $ (0.90)    $  0.14       $ (2.25)    $ (0.19)
                                                      ========    =======       ========    ========

DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders      $(33,115)   $ 2,856       $(82,741)   $ (3,520)
  Weighted average common shares outstanding            36,804     19,877         36,709      18,370
  Diluted potential common shares from stock options         -      2,052              -       2,052
                                                      --------    -------       --------    --------
  Weighted average common shares and dilutive
     potential common shares                            36,804     21,929         36,709      20,422
                                                      --------    -------       --------    --------
  Diluted income (loss) per share                     $ (0.90)    $  0.13       $ (2.25)    $ (0.17)
                                                      ========    =======       ========    ========

     Total stock options outstanding at July 1, 2001 and June 25, 2000 of 1,035,259 and 101,725, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive due to the loss available to common stockholders.

Note 6 Comprehensive Income (Loss)

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments and foreign currency hedges, and is presented in the statement of stockholders' equity.

     The following are the components of comprehensive income (loss):

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      --------------------      ---------------------
                                                       JUL. 1,    JUN. 25,       JUL. 1,     JUN. 25,
(in thousands)                                          2001        2000          2001        2000
                                                      --------    -------       --------    --------
Net income (loss)                                     $(33,115)   $ 2,856       $(82,741)   $ (3,520)

Foreign currency translation adjustments                (5,034)       (26)        (9,518)        (33)
Unrealized investment gain (loss)                         (293)         -             10          -
Gain (loss) on cash flow hedging instruments               (62)         -            270          -
                                                      --------    -------       --------    --------
Comprehensive income (loss)                           $(38,504)   $ 2,830       $(91,979)   $ (3,553)
                                                      ========    =======       ========    ========


     The components of accumulated other comprehensive loss, net of related tax are as follows:


                                                   JUL. 1,        DEC. 31,
(in thousands)                                      2001            2000
                                                  ---------       --------

Cumulative translation adjustments                $ (9,776)       $  (258)
Unrealized investment gain                              87             77
Gain on cash flow hedging instruments                  270              -
                                                  --------        -------
                                                  $ (9,419)       $  (181)
                                                  ========        =======

Note 7 Reportable Segments

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chief Executive Officer of the Company, is the Company's chief operating decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed. International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 87.8% and 66.3% of net sales for the second quarter of 2001 and 2000, respectively, before the effects of SAB 101.

Note 8 Line of Credit

     During fiscal 2000, one of the subsidiaries that the Company acquired as part of the acquisition of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.0 million), expiring in September 2002. Under this line of credit, the current borrowing is 450 million Yen (approximately $3.6 million) and bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit.

     Additionally, a Japanese subsidiary entered into a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $7.3 million) secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points which is currently 0.81%. The term of the line is valid through December 28, 2001. It is guaranteed by the Company.

Note 9 Revenue Recognition

     Mattson derives revenue from two primary sources- equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment. Effective January 1, 2000, the Company changed its method of accounting for equipment sales to recognize the corresponding revenues as follows: 1) for equipment sales of existing products with new specifications or acceptance clauses to a new customer, and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same customer specified and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as advance billings and deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenues until these evaluation systems are accepted by the customer. Revenues associated with equipment sales to customers in Japan are generally deferred until customer acceptance unless sold through the Company's Japanese distributor. Revenue recognition for spare part sales is recognized upon shipment and has generally not changed under the provisions of SAB 101. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle of $8.1 million is reported as a loss in the first quarter of 2000. The cumulative effect of the change in accounting principle includes system revenue net of cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when the conditions for revenue recognition are met. We restated our operating results for the first three quarters of the year ended December 31, 2000, as reflected in the Quarterly Results of Operations reported in our Form 10-K for the year ended December 31, 2000.

     Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.

Note 10 Other Items

     In February 2001, the Company announced plans to divest or shut-down its single-wafer RT-CVD business unit, previously known as STEAG CVD Systems. The business unit, which was acquired as part of the STEAG Semiconductor Division, included lamp-based RT-CVD tools that do not fit with its strategic roadmap for thermal and CVD products.

     During the second fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, the Company took actions to reduce headcount. In connection with these actions, the Company reduced its workforce by 172 employees, or approximately 9 percent. The affected employees were based in the US and Asia, and represented multiple company activities and functions.

     A major restructuring project was initiated May 2001 to reduce costs. Twelve key areas have been identified and are being implemented. The cost cutting measures included a significant headcount reduction, shorter workweek and a 10% pay cut for executives. With the continuing down-turn in the semiconductor industry and the economy, the Company will be enforcing further cost-cutting measures including further headcount reduction, shutdown weeks, shorter workweek, and consolidation of facilities. These additional restructuring measures will be recorded as expenses in the third quarter of 2001.


Note 11 Business Combinations, Goodwill and Intangibles

     On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The Company is currently reviewing goodwill and other intangible assets to determine whether recent economic events and the Company's recently announced restructuring plans have resulted in impairment.

     Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $14.0 million, based on anticipated amortization for 2002. Amortization of goodwill for the six months ended July 1, 2001 was approximately $7.0 million.

Note 12  Commitments and Contingencies

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

     We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. On January 1, 2001 we completed a business combination under the purchase method of accounting with the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division") and a merger with CFM Technologies, Inc. ("CFM") (we refer to these related acquisitions together as "the Merger"). The three combined companies had pro forma 2000 revenues in excess of $500 million, which made us the 14th largest semiconductor processing equipment supplier. As a result of the merger, we offer industry-leading products and technologies in multiple product lines, and we employ approximately 1,800 people worldwide. Before the merger, we were already the world leader in dry strip process equipment market share. With the addition of the RTP product line from the STEAG Semiconductor Division and the combination of CFM and STEAG Semiconductor Division wet technology tools, we are now second in rapid thermal processing ("RTP") market share and among the top five providers of wet processing equipment. Our products now include strip, etch, deposition, rapid thermal processing, wet and Epi systems. Our customers include nine of the top ten semiconductor manufacturers worldwide.

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry had one of its best years ever in 2000, but signs of a downturn became apparent towards the end of that year and have resulted in significantly lower predictions for 2001. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

     During the second quarter ended July 1, 2001, we had a net loss of $33.1 million. Future results will depend on a variety of factors, particularly overall market conditions and timing of significant orders, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      --------------------      -------------------
                                                       JUL. 1,    JUN. 25,       JUL. 1,    JUN. 25,
(in thousands)                                          2001        2000          2001       2000
                                                      --------    -------       --------   --------
Net sales                                                100%       100%           100%       100%
Cost of sales                                             74%        52%            71%        53%
                                                      --------   --------       --------   --------
  Gross profit                                            26%        48%            29%        47%
                                                      --------   --------       --------   --------
Operating expenses:
  Research, development and engineering                   20%        15%            23%        16%
  Selling, general and administrative                     36%        29%            40%        28%
  In-process research and development                      -          -              6%          -
  Amortization of goodwill and intangibles                12%         -             13%          -
                                                      --------   --------       --------   --------
     Total operating expenses                             68%        44%            82%        43%
                                                      --------   --------       --------   --------
Income (loss) from operations                            (41)%        4%           (53)%        4%
Interest and other income, net                             2%         3%             1%         2%
                                                      --------   --------       --------   --------
Income (loss) before provision for income taxes
   and cumulative effect of change in accounting
   principle                                             (40)%        7%           (52)%        6%
Provision for income taxes                                 -         (1)%           (1)%       (1)%
                                                      --------   --------       --------   --------
Income (loss) before cumulative effect of change in
   accounting principle                                  (40)%        -            (53)%        5%
                                                      --------   --------       --------   --------
Cumulative effect of change in accounting principle,
   net of tax                                               -         -               -       (10)%
                                                      --------   --------       --------   --------
Net income (loss)                                        (40)%        6%           (53)%       (4)%
                                                      ========   ========       ========   ========

Net Sales

     Net sales for the second quarter of 2001 were $82.0 million. We estimate that on a pro forma basis for the three months ended June 25, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $116.9 million, so that net sales in the second quarter of 2001 would reflect a decrease of 29.9%.

     Net sales for the first six months of 2001 were $155.5 million on a consolidated basis. We estimate that on a pro forma basis for the first six months ended June 25, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $199.7 million, so that net sales in the first six months of 2001 would reflect a decrease of 22.1%.

     The decrease in the three and six months net sales is due to the economic downturn in the semiconductor industry and also the timing effects of revenue recognition based on our shipments to Japan effected by SAB 101, where the time-lag between shipment and customer acceptance can exceed one year. Until the second quarter of 2000 sales to Japan were made through our distributor in Japan and revenue was recognized upon shipment. Approximately 8.0% of our shipments in the second quarter of 2001 were to Japan-based customers and corresponding net sales were deferred in accordance with our revenue recognition policy.

     In addition, a significant amount of net sales by the STEAG Semiconductor Division and CFM in the first and second quarters of 2001 were deferred due to the complexities of the equipment shipped and the associated acceptance clauses in accordance with our revenue recognition policy. Our deferred revenue at the end of the second quarter of 2001 was approximately $107.8 million, up from $93.5 million at the end of the first quarter of 2001. We expect these deferred revenues to be recognized as revenue in our consolidated statement of operations in the next six to twelve months. Under the rules of the purchase method of accounting, no deferred revenues relating to sales by the acquired entities are carried over-through the acquisition. As a result, it will take several quarters of combined operations before our net sales results normalize and our prior periods can be compared across reporting periods.

     Second quarter bookings were $45.8 million, a decrease of 30.3% compared to bookings of $65.7 million in the second quarter of 2000, resulting in a book to bill ratio of 0.50 to 1.0. Backlog decreased 60.1% to $34.5 million in the second quarter of 2001 compared to $86.5 million in the second quarter of 2000. These decreases are attributed to the slow-down in the semiconductor industry.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 87.8% and 66.3% of net sales for the second quarter of 2001 and 2000, respectively, before the effects of SAB 101. In the second quarter of 2000, we shifted our strategy in Japan to a direct sales model and terminated our distributor relationship with Marubeni. We anticipate that international sales will continue to account for a significant portion of net sales for 2001.

Gross Margin

     Our gross margin for the second quarter of 2001 decreased to 26.2% from 48.2% for the second quarter of 2000. Our gross margin for the first six months of 2001 decreased to 28.7% from 47.1% for the first six months of 2000. The decrease in gross margins was principally due to the under absorption of our production facilities. We currently have excess production capacity as a result of the drop in sales and bookings combined with our recent acquisition of additional production capacity at STEAG and CFM.

     Our gross margins for the six months ended July 1, 2001 were also adversely affected by the write-up of inventory to fair value as a part of the acquisition Accounting Principles Board Opinion No. 16 "Business Combinations". The effect of this write-up is expected to continue into future quarters since many of the systems that were written up are now being deferred under SAB 101 revenue recognition rules.

     Our gross margin has varied over the years and will continue to vary based on multiple factors including effects of revenue recognition under SAB 101, our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. Although we have not offered substantial discounts on our systems to date, with the downturn in the semiconductor industry we are experiencing pricing pressures. Our gross margin, for each of our product divisions, on international sales is substantially the same as domestic sales.

     We believe that our inventories will be realized at our current level of sales. Any further reductions in our bookings may cause us to record a charge for excess inventory.

Research, Development and Engineering

     Research, development and engineering expenses for the second quarter of 2001 were $16.1 million, or 19.6% of net sales, as compared to $6.9 million, or 15.4% of net sales, for the second quarter of 2000. The increase was due to additional personnel and spending resulting from the merger. Total research, development and engineering expenses declined from $18.9 million for the first three months ended April 1, 2001, as a result of reductions in workforce and cost controls put in place during the second quarter. The increase in research, development and engineering expenses, as a percentage of net sales during the second quarter of 2001 compared to the same period last year is due to the decrease in sales.

     Research, development and engineering expenses for the six months ended July 1, 2001 were $35.0 million, or 22.5% of net sales, compared to $13.2 million, or 15.6% of net sales. The increase in expenses was the result of the additional research, development and engineering resources added by the STEAG and CFM merger.

Selling, General and Administrative

     Selling, general and administrative expenses for the second quarter of 2001 were $29.8 million, or 36.3% of net sales, as compared to $12.9 million, or 29.0% of net sales, for the second quarter of 2000. The increase was due to additional personnel, spending and professional expenses for integration resulting from the merger. The increase in selling, general and administrative expenses as a percentage of net sales during the second quarter of 2001 as compared to the same period last year is due to the decrease in sales during the second quarter of 2001, and higher expenses related to the integration of the acquisitions. Total selling, general and administrative expenses decreased from $31.9 million in the first three months ended April 1, 2001, as a result of reductions in workforce and cost controls put in place during the second quarter.

     For the six months ended July 1, 2001, the selling, general and administrative expenses were $61.7 million, or 39.7% of net sales, as compared to $23.5 million, or 27.8% of net sales for the same period in fiscal 2000. The increase in expenses for the six month period of 2001 over 2000 was the result of the additional selling, general and administrative resources added by the STEAG and CFM merger.

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

     At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next- generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $0.05 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times we expect to begin benefiting from the developed technology.

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

     If this project is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. In light of the current industry slowdown and the disappointing bookings of the acquired CFM entities in the first and second quarters of fiscal 2001, we are monitoring the possibility of goodwill impairment related to the CFM acquisition. We expect to reach a decision on impairment based on bookings results of the third quarter of 2001.


Amortization of Goodwill and Intangibles

     Goodwill and intangibles represent the purchase price of the STEAG Semiconductor Division and CFM in excess of identified tangible assets. In connection with the Merger effective January 1, 2001, we recorded $197.8 million of goodwill and intangibles which are being amortized on a straight-line basis over three to seven years. The allocation of total purchase price to assets acquired and liabilities assumed are based on preliminary estimates of fair value which are subject to final adjustment. We recorded amortization expense of $20.0 million for the six months ended July 1, 2001. We are evaluating the carrying value of the goodwill and identifiable intangibles for impairment, to determine if events and circumstances indicate if the values have been impaired. There can be no assurance that the value of the goodwill and intangible assets may not become impaired prior to being fully amortized. Upon adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill. We are currently reviewing goodwill and other intangible assets to determine whether recent economic events and our recently announced restructuring plans have resulted in impairment.


Provision for Income Taxes

     We recorded a provision for income taxes for the quarter ended July 1, 2001 of approximately $0.4 million, and approximately $2.4 million for the six months ended July 1, 2001 which consisted primarily of income taxes in foreign jurisdictions. We believe, based on recent tax research that were completed, that we were able to allocate certain costs to some of our foreign production facilities. The costs will include certain administrative expenses and expenses related to intellectual property. As a result of this allocation, the foreign tax provision has been reduced to reflect the cost allocations.

Liquidity and Capital Resources

     Our cash and cash equivalents, restricted cash and short-term investments were $85.0 million at July 1, 2001, a decrease of $19.2 million from $104.2 million at December 31, 2000. Stockholders' equity at July 1, 2001 was approximately $392.1 million.

     During fiscal 2000, one of the subsidiaries that we acquired as part of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.0 million), expiring in September 2002. Under this line of credit, the current borrowing is 450 million Yen (approximately $3.6 million) which bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit.

     Additionally, a Japanese subsidiary entered in to a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $7.3M) secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points which is currently 0.81%. The term of the line is valid through December 28, 2001. It is guaranteed by the Company.

     Net cash used in operating activities was $56.2 million during the six months ended July 1, 2001 as compared to $12.9 million during the same period last year. The net cash used in operating activities during the six months ended July 1, 2001 was primarily attributable to the net loss of $82.7 million, an increase in inventories and inventories awaiting customer acceptance of $34.7 million, a decrease in accrued liabilities of $37.9 million and a decrease in accounts payable of $7.6 million. Non-cash items included depreciation and amortization charges of $10.8 million, amortization of goodwill and intangibles of $20.0 million, acquired in-process research and development of $10.1 million and an increase in deferred revenue of $63.9 million. Net cash used in operating activities was $12.9 million during the six months ended June 25, 2000 and was primarily due to an increase in accounts receivable and advance billings of $19.9 million, inventories of $11.1 million and a net loss of $3.5 million. The increases were offset by the cumulative effect of accounting change of $8.1 million, the net income of $3.5 million and depreciation and amortization expense of $2.7 million.

     Net cash provided by investing activities was $52.1 million during the six months ended July 1, 2001 as compared to net cash used in investing activities of $2.5 million during the same period last year. The net cash provided by investing activities during the six months ended July 1, 2001 is attributable to the net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $38.0 million, sales of investments of $24.5 million, offset by purchases of property and equipment of $10.4 million. Net cash used in investing activities of $2.5 million during the six months ended June 25, 2000 was attributable to the purchase of property and equipment of $2.5 million.

     Net cash provided by financing activities was $14.2 million during the six months ended July 1, 2001 as compared to $124 million during the same period last year. The net cash provided by financing activities during the six months ended July 1, 2001 is primarily attributable to the borrowings, net of repayments, on a line of credit of $11.0 million, and proceeds from our stock plans of $3.2 million. Net cash provided by financing activities was $124 million during the six months ended June 25, 2000 and was primarily attributable to the completion of our follow on public offering of 3,000,000 shares of common stock on March 8, 2000. The public offering price was $42.50 per share before offering costs. This increase was offset by a $3.0 million repayment against our line of credit.

     Upon the closing of the acquisition of the STEAG Semiconductor Division on January 1, 2001, Mattson issued to STEAG Electronic Systems AG ("SES") a secured promissory note, due July 2, 2001, in the principal amount of $26.1 million, to offset the amount of outstanding working capital loans from SES to the STEAG Semiconductor Division at the time of closing. Our restricted cash balance at July 1, 2001 is intended to cover the full obligation for this payment. In accordance with the Combination Agreement to acquire the STEAG Semiconductor Division, we are also required to make a payment, estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001, and $16.3 million as of July 1, 2001) to SES to satisfy an obligation to cause two acquired subsidiaries to pay certain amounts based on their profits for 2000 to SES. Both obligations were expected to be settled in the second quarter of 2001, however, we are re-negotiating the terms of the obligations with SES. In April 2001 we reimbursed SES $3.3 million in acquisition related costs.

     Based on current projections, we believe that our current cash and investments positions will be sufficient to meet our anticipated cash needs for the remainder of 2001. However, it is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect our revenues, or if we elect to acquire complementary businesses. Management's projections are based on the ability to manage inventories, collect our accounts receivable balances in this market downturn, and to obtain a favorable outcome of the re-negotiation of the terms of the obligations with SES. If we are unable to manage our inventory or accounts receivable balances or obtain a favorable outcome of the re-negotiation of the terms of the obligations with SES, we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced, and also, these equity securities may have rights, preferences or privileges senior to our common stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on our operations and financial condition.

Mergers and Acquisitions

     On January 1, 2001, we completed the acquisition of the STEAG Semiconductor Division for a total purchase price of $148.5 million. We were obligated to make additional cash payments of approximately $42.5 million by July 2001, for which we are currently renegotiating the terms of the obligation, with Steag AG, a shareholder.

     On January 1, 2001, we also completed the acquisition of CFM for a total purchase price of $174.6 million.

     In April 2001, we acquired 97% of the outstanding shares of R.F. Services, Inc. for a cash price of $928,800 (including acquisition related costs of $41,500). Brad Mattson, Chief Executive Officer of the Company, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that company.

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

     Our business, including the recently acquired businesses of the STEAG Semiconductor Division and CFM, have depended in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depends upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. Following the very strong year in 2000, the semiconductor industry now faces a significant downturn in 2001, and we and other industry participants are experiencing significant order delays and cancellations. The severity and duration of the downturn are unknown. When these downturns occur, we may experience reduced or delayed sales and our operating results and financial condition may be adversely affected. We anticipate that a significant portion of new orders will continue to depend upon demand from semiconductor manufacturers and independent foundries that build or expand large fabrication facilities. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. Any future downturns or slowdowns in the semiconductor industry will materially and adversely affect our net sales and operating results. Following the acquisition of the STEAG Semiconductor Division and CFM, we are a larger, more geographically diverse company and may be less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and in other regions with restrictive laws relating to termination of employees.

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

     WE MAY BE REQUIRED TO TAKE A CHARGE TO EARNINGS AS A RESULT OF THE IMPAIRMENT OF GOODWILL ACQUIRED THROUGH THE TRANSACTIONS WITH CFM.

     In light of the current industry slowdown and disappointing bookings of the acquired entities, we are evaluating the carrying value of the goodwill and intangible assets for impairment to determine if events and circumstances indicate that the values have been impaired.

     WE MAY NEED ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE, AND WHICH COULD BE DILUTIVE TO EXISTING STOCKHOLDERS.

     Based on current projections, we believe that our current cash and investments positions along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. However, it is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect our revenues, of if the elect to acquire complementary businesses. Management's projections are based on the ability to manage inventories, collect our accounts receivable balances in this market downturn, (and obtain extension for the payment obligations to SES,) we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to our common stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on our operations and financial condition.

     GIVEN THE RECENT ECONOMIC DOWNTURN, WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH INDUSTRY OVERCAPACITY, INCLUDING DECREASED DEMAND FOR OUR PRODUCTS AND THE INABILITY OF MANY OF OUR CUSTOMERS TO PAY FOR OUR PRODUCTS.

     As a result pf the recent economic downturn, inventory buildups in telecommunication products and slower than expected personal computer sales have resulted in over capacity for semiconductor manufacturers and have caused them to experience cash flow problems and, thus, reevaluate their capital spending plans. Continued overcapacity could cause further delays or decreased demand for our products. In addition, many of these parties are forecasting that their revenues for the forseeable future will generally be lower than anticipated and that some of these parties are experiencing or are likely to experience serious cash flow problems. As a result, if some of these parties are not successful in generating sufficient revenue or securing alternative financing arrangements, we may not be able to collect our receivables from those parties. The inability of some of our potential customers to pay us for our products may adversely affect our timing of revenue recognition, which may cause our stock price to decline and materially and adversely affect our business, financial condition and results of operations.

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

     We have accounted for our acquisition of the STEAG Semiconductor Division and CFM under the purchase method of accounting. Under purchase accounting, we have recorded the fair value of the consideration given to SES in exchange for the stock of the subsidiaries comprising the STEAG Semiconductor Division, as well as the fair value of the consideration given in exchange for the outstanding CFM common stock and for the outstanding options to purchase CFM common stock assumed by us, plus the amount of direct acquisition costs, as the purchase price of STEAG Semiconductor Division and CFM. We allocated the purchase price to the individual assets and liabilities of the companies being acquired, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names and acquired workforce, and to in-process research and development, based on their respective fair values. Intangible assets, including goodwill, will be generally amortized over a three- to seven- year period. The current allocation of the purchase price to the assets acquired and liabilities assumed is based on preliminary estimates of fair value which are subject to final adjustment.

     The amount of purchase price allocated to goodwill and other intangibles is approximately $197.8 million. The goodwill and other intangible assets will be amortized over 3-7 years and the accounting charge attributable to these items will be approximately $10 million per quarter or $40 million for the year ending December 31, 2001. As a result, purchase accounting treatment of the transactions could have a material adverse effect on the market value of our common stock following completion of the transactions.

     In light of the current industry slowdown and the disappointing bookings of the acquired CFM entity, the Company is monitoring the possibility of goodwill impairment related to the CFM entity. The Company expects to reach a decision on impairment based on bookings results of the third quarter of 2001.

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


     THE TRANSACTIONS WITH STEAG SEMICONDUCTOR DIVISION AND CFM COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

     The direct transaction costs of approximately $10.1 million were incurred in connection with the merger. If the benefits of the merger do not exceed the costs associated with the transactions, including any dilution to our stockholders resulting from the issuance of shares in connection with the transactions, our financial results, including earnings per share, could be adversely affected.

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

     In the past, we have experienced cancellation of orders, and with the current decline in the overall economic environment, we are experiencing increased delays and cancellations of orders and we expect to continue to experience further order cancellations or reductions in order growth or the level of overall orders for semiconductor capital equipment may have a further material adverse effect upon our business or results of operations. The need for continued investment in research, development and engineering, marketing, and customer satisfaction activities may limit our ability to reduce expenses in response to continued or future downturns in the semiconductor industry. Our net sales and results of operations could be materially adversely affected when downturns or slowdowns in the semiconductor markets occur in the future.

     WE AND MANUFACTURERS OF OUR PRODUCTS RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We have significant operations located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. The recent bankruptcy filing by one of California's major public utilities may increase the number and severity of blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to our operations and the operations of our customers. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

     BECAUSE OF COMPETITION FOR ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ALE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD IMPEDE DEVELOPMENT OR SALES OF OUR PRODUCTS.

     Our growth will depend on our ability to attract and retain qualified, experienced employees. The is substantial competition for experienced engineering, technical, financial, sales, and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense in all of our locations, but particularly in the San Francisco Bay Area where our headquarters is locatated. In May of 2001, we implemented a workforce reduction that reduced our total number of employees by approximately 180. We may face greater difficulty attracting qualified personnel in light of these recent workforce reductions, which may adversely affect the morale of, and our ability to retain, those employees who have not been terminated. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moreale and decreased performance. If we are unable to retain existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

     WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH INDUSTRY OVERCAPACITY.

     Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have resulted in overcapacity for semiconductor manufacturers and have caused them to reevaluate their capital spending plans. Continued overcapacity could cause further delays or decreased demand for our products and materially and adversely affect our business, financial condition and results of operations.

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

     The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio and the fair value of each as of July 1, 2001.

                                                                Fair Value
                                                               July 1, 2001
                                                              --------------
                                                              (In thousands)
        Assets
          Cash and cash equivalents ............................. $31,459
          Average interest rate .................................   2.40%
          Restricted cash ....................................... $31,995
          Average interest rate .................................   3.67%
          Short-term investments ................................ $21,584
          Average interest rate .................................   5.76%
          Long-term investments ................................. $ 2,036
          Average interest rate .................................   5.89%



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

     The following table provides information as of July 1, 2001 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.


                                             Average                Estimated
                                             Notional    Contract      Fair
                                              Amount       Rate        Value
                                             --------    --------   ---------
                                                (In thousands, except for
                                                  average contract rate)

     Foreign currency forward exchange contracts:

          Japanese Yen...................... $ 15,855     115.38      $ 850
          Germany Mark...................... $ 12,650       2.32      $( 54)



     The local currency is the functional currency for all foreign sales operations. To date, our exposure related to exchange rate volatility has not been significant. Our exposure to foreign currency risk has increased as a result of our acquisition of the STEAG Semiconductor Division and CFM. In addition, a payment obligation to STEAG AG in the amount estimated to be 37.6 million Deutsche Marks is payable in Deutsche Marks and, accordingly, there exits exposure for exchange rate volatility.

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

     In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation there can no assurance. Moreover, the defense of claims or actions, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     We are currently involved in several actions brought by or against our subsidiary CFM that are described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no material developments in such actions during the quarter. With respect to our action involving Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC, the trial date for such action has been delayed with no new trial date set at this time.


Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders was held on May 16, 2001.

     The stockholders approved a proposal to elect Brad Mattson and Kenneth Kannappan as Class I Directors to hold office for a three-year term and until their successors are elected and qualified. The proposal received the following votes:


          Nominee                For          Withheld
          -------             ----------     ---------
          Brad Mattson        30,511,119     1,296,961
          Kenneth Kannappan   30,511,076     1,297,004


     The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's amended and Restated 1989 Stock Option Plan by 1,000,000 shares. The proposal received the following votes:

           For            Against       Abstain     Broker Non-Vote
       ----------       ----------      -------     ---------------
       25,164,455       6,643,061        1,664            0


     The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's 1994 Employee Stock Purchase Plan by 800,000 shares. The proposal received the following votes:

           For            Against       Abstain     Broker Non-Vote
       ----------       ----------      -------     ---------------
       31,407,154         398,456        2,470            0

     The stockholders approved a proposal to ratify the selection of Arthur Andersen LLP as the independent public accountant of the Company for the year ending December 31, 2001. The proposal received the following votes:


           For            Against       Abstain
       ----------       ----------      -------
       30,690,750        1,110,958       6,372


Item 5.   Other Information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                3.1*   Restated Articles of Incorporation of the Company

                3.2*   Bylaws of the Registrant

               99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.

          (b)  Reports on Form 8-K

               None.



--------------
* Incorporated by reference

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MATTSON TECHNOLOGY, INC.



Date: August 15, 2001               /s/ Ludger Viefhues
                                    ---------------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer