Form 10-Q/A
period 2001-07-01
MATTSON TECHNOLOGY INC
filed 2001-09-07
CIK 928421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                         ---------------------

                               FORM 10-Q/A

                               (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 1, 2001

                                   OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                              ---------------------

                         Commission file number 0-21970

                              ---------------------


                            MATTSON TECHNOLOGY, INC.
                            ------------------------
              (Exact name of registrant as specified in its charter)



                  Delaware                                77-0208119
                  --------                                ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)



     2800 Bayview Drive, Fremont, California                 94538
    ----------------------------------------                 -----
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

                              TABLE OF CONTENTS**
                                                                      PAGE NO.
                                                                      --------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................3

          Condensed Consolidated Balance Sheets at July 1, 2001
             and December 31, 2000...........................................3

          Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2001 and June 25, 2000*................4

          Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2001 and June 25, 2000............................5

          Notes to Condensed Consolidated Financial Statements*..............6


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations*.........................................17




                           PART II. OTHER INFORMATION


Signatures..................................................................30



*    As amended.  See Notes to Consolidated Financial Statements.

** Item 3 of Part I and Part II was not amended and, accordingly, are not included herein.

The undersigned registrant hereby amends the following items, financial statements and other portions of its Quarterly Report on Form 10-Q for the Quarter ended July 1, 2001 filed August 15, 2001 as set forth in the pages attached hereto.

                        PART I -- FINANCIAL INFORMATION

1.   Financial Statements

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                     ASSETS
                                                        Jul. 1,           Dec. 31,
                                                         2001               2000
                                                       ---------          ---------
Current assets:
  Cash and cash equivalents                            $  31,459          $  33,431
  Restricted cash                                         31,995             31,995
  Short-term investments                                  21,584             38,814
  Accounts receivable, net                                75,217             20,425
  Advance billings                                        60,346             40,704
  Inventories, net                                       143,667             43,905
  Finished goods inventories shipped and                  55,624             11,528
    awaiting customer acceptance
  Deferred tax assets                                       --                4,010
  Prepaid expenses and other current assets               14,983              8,963
                                                       ---------          ---------
       Total current assets                              434,875            233,775
Property and equipment, net                               45,454             15,953
Long-term investments                                      2,036              9,287
Deferred tax assets                                         --                2,403
Goodwill, intangibles and other assets                   184,003              8,250
                                                       ---------          ---------
       Total assets                                    $ 666,368          $ 269,668
                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable - STEAG AG, a shareholder               $  44,555          $    --
  Current portion of long-term debt                          899               --
  Line of credit                                          10,908               --
  Accounts payable                                        27,099             15,091
  Accrued liabilities                                     65,457             27,746
  Deferred revenue                                       107,752             40,704
  Deferred income taxes                                    4,205               --
                                                       ---------          ---------
       Total current liabilities                         260,875             83,541
                                                       ---------          ---------
Long-term liabilities:
  Long-term debt                                           1,945               --
  Deferred income taxes                                   11,406               --
                                                       ---------          ---------
       Total long-term liabilities                        13,351               --
                                                       ---------          ---------
       Total liabilities                                 274,226             83,541
                                                       ---------          ---------

Stockholders' equity:
  Common stock                                                37                 20
  Additional paid-in capital                             496,812            198,835
  Accumulated other comprehensive loss                    (9,419)              (181)
  Treasury stock                                          (2,987)            (2,987)
  Retained deficit                                       (92,301)            (9,560)
                                                       ---------          ---------
       Total stockholders' equity                        392,142            186,127
                                                       ---------          ---------
                                                       $ 666,368          $ 269,668
                                                       =========          =========


     See accompanying notes to condensed consolidated financial statements.

                                       3


                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          --------------------------           --------------------------
                                                           JUL. 1,                               JUL. 1,
                                                            2001            JUN. 25,              2001           JUN. 25,
                                                         (RESTATED)           2000             (RESTATED)          2000
                                                         ---------          --------            --------         --------
Net sales                                                   $ 71,355        $ 44,484           $ 144,854        $ 84,441
Cost of sales                                                 56,190          23,048             106,517          44,654
                                                           ---------       ---------           ---------       ---------
  Gross profit                                                15,165          21,436              38,337          39,787
                                                            ---------       ---------           ---------       ---------
Operating expenses:
  Research, development and engineering                       16,108           6,867              35,009          13,165
  Selling, general and administrative                         23,458          12,907              55,332          23,465
  In-process research and development (Note 4)                  --              --                10,100            --
  Amortization of goodwill and intangibles                     9,624            --                20,023            --
                                                           ---------       ---------           ---------       ---------
     Total operating expenses                                 49,190          19,774             120,464          36,630
                                                           ---------       ---------           ---------       ---------
Income (loss) from operations                                (34,025)          1,662             (82,127)          3,157
Interest and other income, net                                 1,307           1,511               1,795           1,909
                                                           ---------       ---------           ---------       ---------
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle        (32,718)          3,173             (80,332)          5,066
Provision for income taxes                                       397             317               2,409             506
                                                            ---------       ---------           ---------       ---------
Income (loss) before cumulative effect of change in          (33,115)          2,856             (82,741)          4,560
  accounting principle
Cumulative effect of change in accounting principle,
   net of tax                                                   --              --                  --            (8,080)
                                                           ---------       ---------           ---------       ---------
Net income (loss)                                          $ (33,115)      $   2,856           $ (82,741)      $  (3,520)
                                                           =========       =========           =========       =========
Income (loss) per share before cumulative
   effect of a change in accounting principle:
     Basic                                                 $   (0.90)      $    0.14           $   (2.25)      $    0.25
     Diluted                                               $   (0.90)      $    0.13           $   (2.25)      $    0.22

Cumulative effect of change in accounting principle:
     Basic                                                 $    --         $    --             $    --         $   (0.44)
     Diluted                                               $    --         $    --             $    --         $   (0.39)

Net income (loss) per share:
     Basic                                                 $   (0.90)      $    0.14           $   (2.25)      $   (0.19)
     Diluted                                               $   (0.90)      $    0.13           $   (2.25)      $   (0.17)

Shares used in computing net income (loss) per share:
     Basic                                                    36,804          19,877              36,709          18,370
     Diluted                                                  36,804          21,929              36,709          20,422



     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     SIX MONTHS ENDED
                                                                 ------------------------
                                                                   JUL. 1,        JUN. 25,
                                                                    2001           2000
                                                                 ---------       ---------

Cash flows from operating activities:
  Net loss                                                        $ (82,741)      $  (3,520)
  Adjustments  to reconcile  net loss to net cash
  used in operating activities:
     Cumulative effect of accounting change, net of tax                --             8,080
     Depreciation and amortization                                   10,760           2,264
     Deferred tax assets                                             (2,208)           --
     Allowance for doubtful accounts                                    339            --
     Amortization of goodwill and intangibles                        20,023             451
     Acquired in-process  research and  development                  10,100            --
     Changes in assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable                                           20,379         (11,662)
       Advance billings                                             (19,642)         (8,270)
       Inventories                                                    9,402         (11,142)
       Inventories awaiting customer acceptance                     (44,096)         (1,470)
       Prepaid expenses and other current assets                     (2,645)            (97)
       Other assets                                                   5,700            (622)
       Accounts payable                                              (7,566)          1,699
       Accrued liabilities                                          (37,885)          4,383
       Deferred revenue                                              63,930           6,962
                                                                  ---------       ---------
Net cash used in operating activities                               (56,150)        (12,944)
                                                                  ---------       ---------
Cash flows from investing activities:
  Acquisition of property and equipment                             (10,361)         (2,454)
  Purchases and sales of investments, net                            24,490            --
  Net cash acquired from acquisitions                                38,016            --
                                                                  ---------       ---------
Net cash provided by (used in) investing activities                  52,145          (2,454)
                                                                  ---------       ---------
Cash flows from financing activities:
  Draws and repayment on line of credit, net                         11,010          (3,000)
  Payment of offering costs                                            --            (8,536)
  Proceeds from the issuance of common stock                          3,190         135,495
                                                                  ---------       ---------
Net cash provided by financing activities                            14,200         123,959
                                                                  ---------       ---------
Effect of exchange rate changes on cash and cash equivalents        (12,167)            (33)
                                                                  ---------       ---------
Net increase in cash and cash equivalents                            (1,972)        108,528
Cash and cash equivalents, beginning of period                       33,431          16,965
                                                                  ---------       ---------
Cash and cash equivalents                                         $  31,459       $ 125,493
                                                                  =========       =========
Supplemental disclosure of non-cash transactions:
    Common stock issued for businesses                            $ 294,804       $    --
                                                                  =========       =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 1, 2001

                                   (unaudited)

Note 1  - Restatements and Reclassifications

     The Company has restated and reclassified its previously reported condensed consolidated statements of operations for the three and six months ended July 1, 2001 filed on Form 10-Q with the Securities and Exchange Commission on August 15, 2001. As a result of an unintentional bookkeeping error whereby certain intercompany transactions were not eliminated, net sales, cost of sales, and selling, general and administrative expense were incorrectly reported in the condensed consolidated statements of operations for the three and six months ended July 1, 2001. The effect of such reclassifications is shown in the following table:

(in thousands, except per share amounts)
(unaudited)

                                                                Three Months                        Six Months
                                                             Ended July 1, 2001                 Ended July 1, 2001
                                                         ---------------------------           ------------------------
                                                         Previously                           Previously
                                                          Reported       As Restated           Reported     As Restated
                                                         ----------      -----------           --------     -----------

Net sales                                                $ 81,992         $ 71,355             $ 155,491      $ 144,854
Cost of sales                                              60,483           56,190               110,810        106,517
                                                          --------         --------              --------       --------
  Gross profit                                             21,509           15,165                44,681         38,337
                                                         --------         --------              --------       --------
Operating expenses:
  Research, development and engineering                    16,108           16,108                35,009         35,009
  Selling, general and administrative                      29,802           23,458                61,676         55,332
  In-process research and development                         -                 -                 10,100         10,100
  Amortization of goodwill and intangibles                  9,624            9,624                20,023         20,023
                                                         --------         --------              --------       --------
     Total operating expenses                              55,534           49,190               126,808        120,464
                                                         --------         --------              --------       --------
Loss from operations                                      (34,025)         (34,025)              (82,127)       (82,127)
Interest and other income, net                              1,307            1,307                 1,795          1,795
                                                         --------         --------              --------       --------
Loss before provision for income taxes                    (32,718)         (32,718)              (80,332)       (80,332)
Provision for income taxes                                    397              397                 2,409          2,409
                                                         --------         --------              --------       --------
Net loss                                                 $(33,115)        $(33,115)             $(82,741)      $(82,741)
                                                         ========         ========              ========       ========
Net loss per share:
     Basic                                               $  (0.90)        $  (0.90)             $  (2.25)      $  (2.25)
     Diluted                                             $  (0.90)        $  (0.90)             $  (2.25)      $  (2.25)
Shares used in computing net loss per share:
     Basic                                                 36,804           36,804                36,709         36,709
     Diluted                                               36,804           36,804                36,709         36,709


Note 2 Basis of Presentation and Summary of Significant Accounting Policies

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

Note 3  Balance Sheet Detail (in thousands):


                                          JUL. 1,      DEC. 31,
                                           2001         2000
                                         ---------     -------

Inventories:
  Purchased parts and raw materials      $ 66,229      $ 25,108
  Work-in-process                          40,489        14,241
  Finished goods                           36,949         4,556
                                         --------      --------
                                         $143,667      $ 43,905
                                         ========      ========

Accrued liabilities:
  Warranty and installation reserve      $ 21,687      $ 10,540
  Accrued compensation and benefits        11,525         6,415
  Income taxes                              9,429         2,105
  Commissions                               4,389         2,130
  Other                                    18,427         6,556
                                         --------      --------
                                         $ 65,457      $ 27,746
                                         ========      ========

Note 4  Acquisitions

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



Note 5    Accounting for Derivative Instruments and Hedging Activities

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


Note 6 Net Loss Per Share

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


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          ------------------------     -----------------------
                                                           JUL. 1,        JUN. 25,       JUL. 1,       JUN. 25,
                                                             2001          2000           2001          2000
                                                          --------       --------      --------       --------

NET INCOME (LOSS)                                         $(33,115)      $  2,856      $(82,741)      $ (3,520)

BASIC INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders          $(33,115)      $  2,856      $(82,741)      $ (3,520)
  Weighted average common shares outstanding                36,804         19,877        36,709         18,370
                                                          --------       --------      --------       --------
  Basic income (loss) per share                           $  (0.90)      $   0.14      $  (2.25)      $  (0.19)
                                                          ========       ========      ========       ========

DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders          $(33,115)      $  2,856      $(82,741)      $ (3,520)
  Weighted average common shares outstanding                36,804         19,877        36,709         18,370
  Diluted potential common shares from stock options          --            2,052          --            2,052
                                                          --------       --------      --------       --------
  Weighted average common shares and dilutive               36,804         21,929        36,709         20,422
     potential common shares
                                                          --------       --------      --------       --------
  Diluted income (loss) per share                         $  (0.90)      $   0.13      $  (2.25)      $  (0.17)
                                                          ========       ========      ========       ========


     Total stock options outstanding at July 1, 2001 and June 25, 2000 of 1,035,259 and 101,725, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive due to the loss available to common stockholders.

Note 7  Comprehensive Income (Loss)

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

     The following are the components of comprehensive income (loss):


                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                             -------------------------     -----------------------
(in thousands)                                 JUL. 1,       JUN. 25,       JUL. 1,       JUN. 25,
                                                2001           2000           2001          2000
                                              --------       --------       -------      --------

Net income (loss)                             $(33,115)      $  2,856       $(82,741)      $ (3,520)

Foreign currency translation adjustments        (4,702)           (26)        (9,518)           (33)
Unrealized investment (loss) gain                 (293)          --               10           --
Gain on cash flow hedging instruments              (62)          --              270           --
                                              --------       --------       --------       --------
Comprehensive income (loss)                   $(38,172)      $  2,830       $(91,979)      $ (3,553)
                                              ========       ========       ========       ========


The components of accumulated other comprehensive loss, net of related tax are as follows:

(in thousands)                                 JUL. 1,       DEC. 31,
                                                2001           2000
                                               ------        -------

Cumulative translation adjustments            $ (9,776)       $ (258)
Unrealized investment gain                          87            77
Gain on cash flow hedging instruments              270          --
                                               -------       -------
                                               $(9,419)      $  (181)
                                               =======       =======


Note 8  Reportable Segments

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Brad Mattson, Chief Executive Officer of the Company, is the Company's chief operating decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed. International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 86.6% and 66.3% of net sales for the second quarter of 2001 and 2000, respectively, before the effects of SAB 101.

Note 9 Line of Credit

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

Note 10 Revenue Recognition

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

Note 11 Other Items

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


Note 12 Business Combinations, Goodwill and Intangibles

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


Note 13  Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As described in Note 1 to the Condensed Consolidated Financial Statements, the Condensed Consolidated Statements Of Operations in this Report have been restated and reclassified to amend the previously reported results for the three and six months ended July 1, 2001 filed on Form 10-Q with the Securities and Exchange Commission on August 15, 2001. All information presented in this Quarterly Report on Form 10-Q/A includes such restatements and reclassifications. Information which was not impacted as a result of such restatements or reclassifications has not been changed or updated in this filing and speaks as of the August 15, 2001 original filing date.

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

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         --------------------      -------------------
                                                          JUL. 1,    JUN. 25,       JUL. 1,    JUN. 25,
(in thousands)                                             2001        2000          2001       2000
                                                        (RESTATED)                (RESTATED)
                                                         --------    -------       --------   --------
Net sales                                                    100%        100%        100%        100%
Cost of sales                                                 79%         52%         74%         53%
                                                            ----        ----        ----        ----
  Gross profit                                                21%         48%         26%         47%
                                                            ----        ----        ----        ----

Operating expenses:
  Research, development and engineering                       23%         15%         24%         16%
  Selling, general and administrative                         33%         29%         38%         28%
  In-process research and development                         --          --           7%         --
  Amortization of goodwill and intangibles                    13%         --          14%         --
                                                            ----        ----        ----        ----
     Total operating expenses                                 69%         44%         83%         43%
                                                            ----        ----        ----        ----
Income (loss) from operations                                (48)%         4%        (57)%         4%
Interest and other income, net                                 2%          3%          1%          2%
                                                            ----        ----        ----        ----
Income (loss) before provision for income taxes and          (46)%         7%        (56)%         6%
   cumulative effect of change in accounting principle
Provision for income taxes                                   --           (1)%        (1)%        (1)%
                                                            ----        ----        ----        ----
Income (loss) before cumulative effect of change in          (46)%         6%        (57)%         5%
   accounting principle
                                                            ----        ----        ----        ----
Cumulative effect of change in accounting principle,
   net of tax                                                 --          --          --         (10)%
                                                            ----        ----        ----        ----
Net income (loss)                                            (46)%         6%        (57)%        (4)%
                                                            ====        ====        ====        ====


Net Sales

     Net sales for the second quarter of 2001 were $71.4 million. We estimate that on a pro forma basis for the three months ended June 25, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $116.9 million, so that net sales in the second quarter of 2001 would reflect a decrease of 38.9%.

     Net sales for the first six months of 2001 were $144.9 million on a consolidated basis. We estimate that on a pro forma basis for the first six months ended June 25, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $199.7 million, so that net sales in the first six months of 2001 would reflect a decrease of 27.4%.

     The decrease in the three and six months net sales is due to the economic downturn in the semiconductor industry and also the timing effects of revenue recognition based on our shipments to Japan effected by SAB 101, where the time-lag between shipment and customer acceptance can exceed one year. Until the second quarter of 2000 sales to Japan were made through our distributor in Japan and revenue was recognized upon shipment. Approximately 11.5% of our shipments during the first six months of 2001 were to Japan-based customers and corresponding net sales were deferred in accordance with our revenue recognition policy.

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

     Second quarter bookings were $45.8 million, a decrease of 30.3% compared to bookings of $65.7 million in the second quarter of 2000, resulting in a book to bill ratio of 0.50 to 1.0. This decrease is attributed to the slow-down in the semiconductor industry. Backlog increased 83.5% to $158.7 million in the second quarter of 2001 compared to $86.5 million in the second quarter of 2000.
This increase is attributed to the inclusion of backlog from our STEAG and CFM merger.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 86.6% and 66.3% of net sales for the second quarter of 2001 and 2000, respectively, before the effects of SAB 101. In the second quarter of 2000, we shifted our strategy in Japan to a direct sales model and terminated our distributor relationship with Marubeni. We anticipate that international sales will continue to account for a significant portion of net sales for 2001.

Gross Margin

     Our gross margin for the second quarter of 2001 decreased to 21% from 48% for the second quarter of 2000. Our gross margin for the first six months of 2001 decreased to 26% from 47% for the first six months of 2000. The decrease in gross margins was principally due to the under absorption of our production facilities. We currently have excess production capacity as a result of the drop in sales and bookings combined with our recent acquisition of additional production capacity at STEAG and CFM.

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

Research, Development and Engineering

     Research, development and engineering expenses for the second quarter of 2001 were $16.1 million, or 23% of net sales, as compared to $6.9 million, or 15% of net sales, for the second quarter of 2000. The increase was due to additional personnel and spending resulting from the merger. Total research, development and engineering expenses declined from $18.9 million for the first three months ended April 1, 2001, as a result of reductions in workforce and cost controls put in place during the second quarter. The increase in research, development and engineering expenses, as a percentage of net sales during the second quarter of 2001 compared to the same period last year is due to the decrease in sales.

     Research, development and engineering expenses for the six months ended July 1, 2001 were $35.0 million, or 24% of net sales, compared to $13.2 million, or 16% of net sales, for the same period in fiscal 2000. The increase in expenses was the result of the additional research, development and engineering resources added by the STEAG and CFM merger.

Selling, General and Administrative

     Selling, general and administrative expenses for the second quarter of 2001 were $23.5 million, or 33% of net sales, as compared to $12.9 million, or 29% of net sales, for the second quarter of 2000. The increase was due to additional personnel, spending and professional expenses for integration resulting from the merger. The increase in selling, general and administrative expenses as a percentage of net sales during the second quarter of 2001 as compared to the same period last year is due to the decrease in sales during the second quarter of 2001, and higher expenses related to the integration of the acquisitions. Total selling, general and administrative expenses decreased from $31.9 million in the first three months ended April 1, 2001, as a result of reductions in workforce and cost controls put in place during the second quarter.

     For the six months ended July 1, 2001, selling, general and administrative expenses were $55.3 million, or 38% of net sales, as compared to $23.5 million, or 28% of net sales for the same period in fiscal 2000. The increase in expenses for the six month period of 2001 over 2000 was the result of the additional selling, general and administrative resources added by the STEAG and CFM merger.

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

     Net cash used in operating activities was $56.2 million during the six months ended July 1, 2001 as compared to $12.9 million during the same period last year. The net cash used in operating activities during the six months ended July 1, 2001 was primarily attributable to the net loss of $82.7 million, an increase in inventories and inventories awaiting customer acceptance of $34.7 million, a decrease in accrued liabilities of $37.9 million and a decrease in accounts payable of $7.6 million. Non-cash items included depreciation and amortization charges of $10.8 million, amortization of goodwill and intangibles of $20.0 million, acquired in-process research and development of $10.1 million and an increase in deferred revenue of $63.9 million. Net cash used in operating activities was $12.9 million during the six months ended June 25, 2000 and was primarily due to an increase in accounts receivable and advance billings of $19.9 million, inventories of $11.1 million and a net loss of $3.5 million. The increases were offset by the cumulative effect of accounting change of $8.1 million, the increase in accrued liabilities of $4.4 million, the increase in deferred revenue of $7.0 million, and depreciation and amortization expense of $2.3 million.

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

     As a result of the recent economic downturn, inventory buildups in telecommunication products and slower than expected personal computer sales have resulted in over capacity for semiconductor manufacturers and have caused them to experience cash flow problems and, thus, reevaluate their capital spending plans. Continued overcapacity could cause further delays or decreased demand for our products. In addition, many of these parties are forecasting that their revenues for the forseeable future will generally be lower than anticipated and that some of these parties are experiencing or are likely to experience serious cash flow problems. As a result, if some of these parties are not successful in generating sufficient revenue or securing alternative financing arrangements, we may not be able to collect our receivables from those parties. The inability of some of our potential customers to pay us for our products may adversely affect our timing of revenue recognition, which may cause our stock price to decline and materially and adversely affect our business, financial condition and results of operations.

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

                                      MATTSON TECHNOLOGY, INC.



Date: September 7, 2001              /s/ Ludger Viefhues
                                    ---------------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer