Form 10-Q
period 2001-09-30
MATTSON TECHNOLOGY INC
filed 2001-11-14
CIK 928421

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

           For the quarterly period ended September 30, 2001

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


Number of shares of common stock outstanding as of November 12, 2001: 37,792,420

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

PAGE NO.

--------

Item 1.  Financial Statements ............................................... 3

         Condensed Consolidated Balance Sheets
         at September 30, 2001 and December 31, 2000 ........................ 3

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and September 24, 2000 ........ 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 24, 2000 .................... 5

         Notes to Condensed Consolidated Financial Statements................ 6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 16


Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 28



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.................................................. 29


Item 2.  Changes in Securities.............................................. 29


Item 3.  Defaults Upon Senior Securities.................................... 29


Item 4.  Submission of Matters to a Vote of Security Holders................ 29


Item 5.  Other Information.................................................. 30


Item 6.  Exhibits and Reports on Form 8-K................................... 30


Signatures.................................................................. 31

                         PART I -- FINANCIAL INFORMATION

1.   Financial Statements



                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                     ASSETS
                                                          Sept. 30,             Dec. 31,
                                                            2001                  2000
                                                          ---------             ---------
Current assets:
  Cash and cash equivalents                              $  61,315              $  33,431
  Restricted cash                                           31,995                 31,995
  Short-term investments                                     5,861                 38,814
  Accounts receivable, net                                  42,559                 20,425
  Advance billings                                          68,459                 40,704
  Inventories, net                                         117,718                 43,905
  Finished goods inventories shipped and                    64,629                 11,528
    awaiting customer acceptance
  Deferred tax assets                                         --                    4,010
  Prepaid expenses and other current assets                 14,875                  8,963
                                                         ---------              ---------
       Total current assets                                407,411                233,775
Property and equipment, net                                 33,194                 15,953
Long-term investments                                        1,030                  9,287
Deferred tax assets                                           --                    2,403
Goodwill, intangibles and other assets                      65,423                  8,250
                                                         ---------              ---------
       Total assets                                      $ 507,058              $ 269,668
                                                         =========              =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - STEAG AG, a shareholder                 $  44,827              $    --
  Current portion of long-term debt                            853                   --
  Line of credit                                             3,878                   --
  Accounts payable                                          16,703                 15,091
  Accrued liabilities                                       81,134                 27,746
  Deferred revenue                                         136,946                 40,704
  Deferred income taxes                                      2,726                   --
                                                         ---------              ---------
       Total current liabilities                           287,067                 83,541
                                                         =========              =========

Long-term liabilities:
  Long-term debt                                             1,808                   --
  Deferred income taxes                                      6,655                   --
                                                         ---------              ---------
       Total long-term liabilities                           8,463                   --
                                                         ---------              ---------
       Total liabilities                                   295,530                 83,541
                                                         =========              =========

Stockholders' equity:
  Common stock                                                  37                     20
  Additional paid-in capital                               497,040                198,835
  Accumulated other comprehensive loss                      (3,403)                  (181)
  Treasury stock                                            (2,987)                (2,987)
  Retained deficit                                        (279,159)                (9,560)
                                                         ---------              ---------
       Total stockholders' equity                          211,528                186,127
                                                         ---------              ---------
                                                         $ 507,058              $ 269,668
                                                         =========              =========





 See accompanying notes to condensed consolidated financial statements.

                  MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ------------------              -----------------
                                                            SEP. 30,        SEP. 24,       SEP. 30,       SEP. 24,
                                                              2001           2000            2001          2000
                                                           ---------       ---------      ---------       ---------

Net sales                                                  $  36,643       $  48,310      $ 181,497       $ 132,751
Cost of sales                                                 35,356          24,318        141,873          68,972
Inventory valuation charges                                   21,341            --           21,341            --
                                                           ---------       ---------      ---------       ---------
  Gross margin                                               (20,054)         23,992         18,283          63,779
                                                           ---------       ---------      ---------       ---------
Operating expenses:
  Research, development and engineering                       12,734           7,356         47,743          20,521
  Selling, general and administrative                         26,196          14,310         81,529          37,325
  In-process research and development                           --              --           10,100            --
  Amortization of goodwill, intangibles
    and other charges                                          8,730             225         28,753             675
  Impairment of long-lived assets                            127,684            --          127,684            --
                                                           ---------       ---------      ---------       ---------
     Total operating expenses                                175,344          21,891        295,809          58,521
                                                           ---------       ---------      ---------       ---------
Income (loss) from operations                               (195,398)          2,101       (277,526)          5,258
Interest and other income, net                                 2,309           2,267          4,105           4,176
                                                           ---------       ---------      ---------       ---------
Income (loss) before provision for income
 taxes and cumulative effect of change in
 accounting principle                                       (193,089)          4,368       (273,421)          9,434

Provision (benefit) for income taxes                          (6,231)            437         (3,822)            943
                                                           ---------       ---------      ---------       ---------
Income (loss) before cumulative effect of change
  in accounting principle                                   (186,858)          3,931       (269,599)          8,491
Cumulative effect of change in accounting principle,
   net of tax benefit                                           --              --             --            (8,080)
                                                           ---------       ---------      ---------       ---------
Net income (loss)                                          $(186,858)      $   3,931      $(269,599)      $     411
                                                           =========       =========      =========       =========
Net income (loss) per share before
  cumulative effect of a change in
  accounting principle:
     Basic                                                 $   (5.05)      $    0.20      $   (7.33)      $    0.45
     Diluted                                               $   (5.05)      $    0.18      $   (7.33)      $    0.40
Cumulative effect of change in accounting principle:
     Basic                                                 $    --         $    --        $    --         $   (0.43)
     Diluted                                               $    --         $    --        $    --         $   (0.38)
Net income (loss) per share:
     Basic                                                 $   (5.05)      $    0.20      $   (7.33)      $    0.02
     Diluted                                               $   (5.05)      $    0.18      $   (7.33)      $    0.02
Shares used in computing net income (loss) per share:
     Basic                                                    36,985          20,152         36,801          18,964
     Diluted                                                  36,985          21,704         36,801          20,981




 See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  NINE MONTHS ENDED
                                                                             ---------------------------
                                                                              SEP. 30,         SEP. 24,
                                                                                2001             2000
                                                                             -----------       ---------
Cash flows from operating activities:
  Net income (loss)                                                           $(269,599)      $     411
  Adjustments  to reconcile  net loss to net cash
  used in operating activities:
     Cumulative effect of accounting change, net of tax                            --             8,080
     Depreciation and amortization                                               14,571           3,487
     Deferred taxes                                                              (8,303)           --
     Provision for allowance for doubtful accounts                                  293            --
     Inventory valuation charges                                                 21,341            --
     Amortization of goodwill and intangibles                                    28,753             675
     Impairment of long-lived assets                                            127,684            --
     Loss on disposal of fixed assets                                             1,381            --
     Acquired  in-process  research and  development                             10,100            --
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Accounts receivable                                                       53,083          (4,626)
       Advance billings                                                         (27,755)        (26,231)
       Inventories                                                               14,010         (15,063)
       Inventories shipped and awaiting customer acceptance                     (53,101)         (5,817)
       Prepaid expenses and other current assets                                 (2,542)           (720)
       Other assets                                                               4,522          (1,793)
       Accounts payable                                                         (17,962)          1,034
       Accrued liabilities                                                      (29,647)          7,123
       Deferred revenue                                                          93,124          16,843
                                                                              ---------       ---------
Net cash used in operating activities                                           (40,047)        (16,597)
                                                                              ---------       ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                         (12,855)         (4,053)
  Purchases and sales of investments, net                                        41,110         (47,412)
  Net cash acquired from acquisitions                                            37,961            --
                                                                              ---------       ---------
Net cash provided by (used in) investing activities                              66,216         (51,465)
                                                                              ---------       ---------

Cash flows from financing activities:
  Draws and repayment on line of credit, net                                      4,009          (3,000)
  Proceeds from the issuance of common stock, net of offering costs               3,418         127,355
  Interest expense on STEAG note                                                    202            --
                                                                              ---------       ---------
Net cash provided by financing activities                                         7,629         124,355
                                                                              ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                     (5,914)           (109)
                                                                              ---------       ---------
Net increase in cash and cash equivalents                                        27,884          56,184
Cash and cash equivalents, beginning of period                                   33,431          16,965
                                                                              ---------       ---------
Cash and cash equivalents, end of period                                      $  61,315       $  73,149
                                                                              =========       =========
Supplemental disclosure of non-cash transactions:
    Common stock issued for acquisitions                                      $ 294,804       $    --
                                                                              =========       =========


  See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but are not limited to, the accounting for the allowance for the doubtful accounts, inventory reserves, depreciation and amortization periods, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

     These condensed consolidated financial statements include the accounts of Mattson Technology and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2001.


Note 2   Balance Sheet Detail (in thousands):

                                             SEP. 30,      DEC. 31,
                                               2001          2000
                                            ---------      --------
Inventories:
  Purchased parts and raw materials         $  77,293      $ 25,108
  Work-in-process                              20,287        14,241
  Finished goods                               20,138         4,556
                                            ---------      --------
                                            $ 117,718      $ 43,905
                                            =========      ========
Accrued liabilities:
  Warranty and installation reserve         $  20,234      $ 10,540
  Accrued compensation and benefits            10,424         6,415
  Income taxes                                  7,704         2,105
  Commissions                                   5,499         2,130
  Other                                        37,273         6,556
                                            ---------      --------
                                            $  81,134      $ 27,746
                                            =========      ========


      In the third quarter of fiscal 2001 we recorded an expense of $21.3 million to reserve for excess inventories that we do not believe will be realized based on our current bookings or forecasted levels of sales. This reserve largely covers inventories for Thermal and Omni products that were acquired in the merger with Steag and CFM. In the event that bookings continue to decline, we may need to increase this reserve for excess inventories.

Note 3   Acquisitions

     On June 27, 2000, the Company entered into a definitive Strategic Business Combination Agreement, subsequently amended by an Amendment to the Strategic Business Combination Agreement dated December 15, 2000 ("Combination Agreement") to acquire eleven direct and indirect subsidiaries, comprising the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division"), and entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc. ("CFM"). Both transactions were completed simultaneously on January 1, 2001.

STEAG Semiconductor Division

     Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the amended Combination Agreement, paid SES $100,000 in cash, and assumed certain obligations of SES and STEAG AG, the parent company of SES, including certain intercompany indebtedness owed by the acquired subsidiaries to SES in exchange for a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6%). Under the Combination Agreement, the Company is also obligated to cause two acquired subsidiaries to pay certain amounts based on profits for the year 2000 to SES, in an amount estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001 and $17.5 million as of September 30, 2001). The actual amount to be paid is subject to adjustment based on an audit of the profits of the relevant subsidiaries for 2000. This portion of the amount due to SES is payable in Deutsche Marks and, accordingly, the Company has exposure for exchange rate volatility. Including the promissory note, the Company has approximately a $44.8 million obligation to SES, including accrued interest at 6%, which was originally payable on July 2, 2001. As of November 7, 2001 the Company and SES reached an agreement to extend the terms of the notes until July 2, 2002.

      The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson entered into a Stockholder Agreement dated December 15, 2000, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, restrictions on future acquisitions or dispositions of Company common stock by SES, and registration rights in favor of SES. The Company also entered into several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company for a term of one year. In fiscal year 2001, the Company estimates that it will pay to SES approximately $700,000 in connection with the purchase of services or supplies pursuant to the transition services agreements. In addition, the Company entered into a manufacturing supply contract with a company affiliated with SES, under which the Company has the right to utilize manufacturing and assembly services based on an hourly rate. For fiscal 2001, the Company is obligated to purchase at least $2.1 million worth of such manufacturing and assembly services. SES holds approximately 32% of the Company's common stock and currently has two representatives on the Company's board of directors.

     The acquisition has been accounted for under the purchase method of accounting and the results of operations of the STEAG Semiconductor Division are included in the condensed consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $148.6 million, which included $6.2 million of estimated direct acquisition related costs (including the amount reimbursed to SES), was used to acquire the common stock of the eleven direct and indirect subsidiaries of the STEAG Semiconductor Division. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):

       Net tangible assets ........................         $ 107,018
       Acquired developed technology ..............            18,100
       Acquired workforce .........................            11,500
       Goodwill ...................................            13,857
       Acquired in-process research and development             5,400
       Deferred tax liability .....................            (7,273)
                                                            ---------
                                                            $ 148,602
                                                            =========
                                        7

     Purchased intangible assets, including goodwill, workforce and developed technology of approximately $43.5 million, are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $5.4 million to in-process research and development which was expensed immediately.

     In the third quarter of 2001, the Company performed an assessment of the carrying value of its long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of the STEAG Semiconductor Division. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $3.5 million in the third quarter of 2001 to reduce the carrying value of certain intangible assets associated with the acquisition of the STEAG Semiconductor Division based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on a valuation performed by an independent third party. In addition, the Company recorded a charge of $5.1 million to reduce certain property and equipment purchased from the STEAG Semiconductor Division to zero as there are no future cash flows expected from these assets. The charge of $8.6 million relating to the STEAG Semiconductor Division has been recorded as impairment of long-lived assets and other charges in the accompanying statements of operations.

      At the time of acquisition, management formulated a plan to exit certain operations of the STEAG Semiconductor Division including its single-wafer RT-CVD business unit, previously known as STEAG CVD Systems. The business unit included lamp-based RT-CVD tools that do not fit with its strategic roadmap for thermal and CVD products. Currently, the Company is in the process of liquidating the assets of this business unit. Management has made an estimate of the costs associated with exiting these operations and this accrual was included in the liabilities assumed from the STEAG Semiconductor Division as part of the purchase price allocation.

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

     At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man-month data and technological progress. The STEAG Semiconductor Division had spent approximately $3.3 million on the in-process projects, and expected to spend approximately an additional $2.4 million to complete all phases of the research and development. Anticipated completion dates ranged from 10 to 18 months, at which times the Company expects to begin benefiting from the developed technologies.

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

     The merger has been accounted for under the purchase method of accounting and the results of operations of CFM are included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of CFM was $175 million, which included $3.9 million of estimated direct acquisition related costs. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, is as follows (in thousands):

          Net tangible assets ............................. $ 28,536
          Acquired developed technology ...................   50,500
          Acquired workforce .............................    14,700
          Goodwill ........................................   92,999
          Acquired in-process research and development ....    4,700
          Deferred tax liability ..........................  (16,864)
                                                            --------
                                                            $174,571
                                                            ========

     Purchased intangible assets, including goodwill, workforce and developed technology of approximately $158.2 million were previously being amortized over their initial estimated useful lives of seven, three and five years, respectively. The Company attributed $4.7 million to in-process research and development which was expensed immediately.

     In the third quarter of 2001, the Company performed an assessment of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded charges of $82.9 million and $27.2 million in the third quarter of 2001 to reduce the carrying value of goodwill and other intangible assets, respectively, associated with the acquisition of CFM based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows, as part of an assessment performed by an independent third party. In addition, the Company recorded a charge of $5.8 million to reduce certain property and equipment purchased from CFM to zero as there are no future cash flows expected from these assets. The total charge of $115.9 million relating to CFM has been recorded as impairment of long-lived assets and other charges in the accompanying statements of operations.


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

     The following table presents the unaudited pro forma results for the three and nine months ended September 24, 2000 assuming that the Company acquired the STEAG Semiconductor Division and CFM on January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of the results that may occur in the future. Net loss excludes the write-off of acquired-in-process research and development of $10.1 million and includes amortization of goodwill and intangibles related to these acquisitions of $28.1 million for the nine months ended September 24, 2000. The unaudited pro forma information is as follows (in thousands, except net loss per share):

                             Three Months         Nine Months
                                Ended              Ended
                             SEP. 24, 2000       SEP. 24, 2000
                             -------------       -------------

   Net sales                   $ 75,617            $ 275,338

   Net loss                    $(22,428)           $ (99,089)

   Net loss per share          $  (0.59)           $   (2.67)


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

     Certain hedging instruments have been designated as cash flow hedges under SFAS No. 133. The Company formally documents all designated hedging instruments and their relationship to respective hedged items, including its risk management strategy, hedged risk, assessment of hedge effectiveness and method for recognizing hedge results in earnings. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of hedged items. In situations where the Company is hedging existing foreign currency receivables, the Company has decided not to designate the contracts in hedging relationships. Although the hedges will be economically effective at offsetting changing cash flows from collecting the foreign receivables, the Company believes that the financial reporting results will be similar to the results if they designated the contracts.

     The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires, is terminated or exercised, or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a transaction will occur. As of September 30, 2001, the Company has not discontinued any cash flow hedges.

     The Company records the foreign currency forward contracts as either an asset or a liability on the balance sheet at fair value. If the contract has been designated and is effective as a cash flow hedge, the change in fair value is recorded to accumulated other comprehensive income. The Company immediately recognizes into earnings any hedge ineffectiveness. In the same period that the hedged item affects earnings, the Company reclassifies the results of the hedge from accumulated other comprehensive income into earnings. For the nine months ended September 30, 2001, the Company recorded changes in the fair value of the derivatives of approximately $44,647 as an increase to other assets and accumulated other comprehensive income, respectively. For undesignated forward foreign exchange contracts, the change in fair value is recorded in other expense every period. Generally, this had the effect of offsetting the losses recognized from remeasuring foreign currency denominated receivables for the period.

     The Company anticipates shipment of the open purchase orders during fiscal 2001 to its Japanese subsidiary for which it designated cash flow hedges. When these sales are recognized, a portion of the balance in accumulated other comprehensive income (loss), which is currently $44,647 will be recognized as interest and other income, net. This is anticipated to occur within the next twelve months.


Note 5 Net Income (Loss) Per Share

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

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     ------------------     -------------------
                                      SEP. 30,   SEP. 24,    SEP. 30,   SEP. 24,
                                        2001       2000        2001       2000
                                     ---------   -------    ---------   --------
NET INCOME (LOSS)                    $(186,858)  $ 3,931    $(269,599)   $  411

BASIC NET INCOME (LOSS) PER SHARE:
  Net income (loss) available to
     common stockholders             $(186,858)  $ 3,931    $(269,599)   $  411
  Weighted average common shares
     outstanding                        36,985    20,152       36,801    18,964
                                     ---------   -------    ---------    ------
  Basic net income (loss)
    per share                        $   (5.05)  $  0.20    $   (7.33)   $ 0.02
                                     =========   =======    =========    ======

DILUTED NET INCOME (LOSS) PER SHARE:
  Net income (loss) available to
    common stockholders              $(186,858)  $ 3,931    $(269,599)   $  411
  Weighted average common shares
    outstanding                         36,985    20,152       36,801    18,964
  Diluted potential common shares
    from stock options                      -      1,552          -       2,017
                                     ---------   -------    ---------    ------
  Weighted average common shares and
    dilutive potential common shares    36,985    21,704      36,801     20,981
                                     ---------   -------    ---------    ------
  Diluted net income (loss)
    per share                        $   (5.05)  $  0.18    $  (7.33)    $ 0.02
                                     =========   =======    =========    =======

     Total stock options outstanding at September 30, 2001 and September 24, 2000 of 2,012,075 and 155,958, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been anitdilutive.


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

     The following are the components of comprehensive income (loss):

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     ------------------     -------------------
(in thousands)                        SEP. 30,   SEP. 24,    SEP. 30,   SEP. 24,
                                        2001       2000        2001       2000
                                     ---------   -------    ---------   --------
Net income (loss)................... $(186,858)  $ 3,931    $(269,599)   $ 411
Foreign currency translation
   adjustments......................     6,253       (24)      (3,265)     (74)
Unrealized investment loss..........       (12)       -            (2)       -
Gain (loss) on cash flow
   hedging instruments..............      (225)       -            45        -
                                     ---------   -------    ---------    -----
Comprehensive income (loss)......... $(180,842)  $ 3,907    $(272,821)   $ 337
                                     =========   =======    =========    =====


     The components of accumulated other comprehensive loss, net of related tax are as follows:

(in thousands)                                      SEP. 30,      DEC. 31,
                                                     2001          2000
                                                   --------      -------
Cumulative translation adjustments................ $ (3,523)     $  (258)
Unrealized investment gain........................       75           77
Gain on cash flow hedging instruments.............       45            -
                                                   --------      -------
                                                   $ (3,403)     $  (181)
                                                   ========      =======
Note 7 Reportable Segments

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed. International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 88.1% and 54.8% of net sales for the third quarter of 2001 and 2000, respectively, before the effects of SAB 101.


Note 8 Line of Credit

     During fiscal 2000, one of the subsidiaries that the Company acquired as part of the acquisition of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.2 million), expiring in September 2002. Under this line of credit, the current borrowing is 450 million Yen (approximately $3.9 million) and bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit in the amount of $5.1 million.

     Additionally, a Japanese subsidiary entered into a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $7.5 million) secured by trade accounts receivable. The line bears interest at a per annum rate of LIBOR plus 75 basis points which is currently 0.81%. The term of the line is through December 28, 2001 and is guaranteed by the Company. There are no borrowings on this line of credit.

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

Note 10 Provision (benefit) for Income Taxes

In the third quarter of 2001, the Company recorded an income tax benefit of $6.2 million which primarily relates to the reversal of the deferred tax liability associated with impairment of the related intangible assets. The deferred tax liability was recorded upon acquisition of CFM and the STEAG Semiconductor Division and represented the difference between the book and tax basis of identified intangible assets.

For the nine months ended September 30, 2001, the Company recorded an income tax benefit of $3.8 million which includes the income tax benefit discussed above offset by income taxes primarily in foreign jurisdictions. The Company believes, based on tax research, that we are able to allocate certain costs to some of our foreign production facilities. The costs will include certain administrative expenses and expenses related to intellectual property. As a result of this allocation, the foreign tax provision has been reduced to reflect the cost allocations.


Note 11 Other Items

     During the second and third fiscal quarters of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, the Company took cost reduction actions by reducing its workforce on two separate occasions by 172 employees in the second quarter of 2001 and then by 160 employees in the third quarter of 2001, or approximately 9 percent and 10 percent of the workforce, respectively. The affected employees were based in the US and Asia, and were involved in multiple company activities and functions. Further workforce reduction of employees is in progress.

     A cost cutting project was initiated in May 2001 to reduce costs. Twelve key areas were identified and have been implemented. The cost cutting measures included a significant headcount reduction, shorter workweek, shutdown weeks, a 10% pay cut for executives, and consolidation of facilities. With the continuing down-turn in the semiconductor industry and the economy, the Company is further continuing with these cost-cutting measures.

      On October 8, 2001, Mattson Technology (the "Company") issued a press release announcing that its founder, Brad Mattson, is retiring and has resigned as Chief Executive Officer of the Company. Brad Mattson relinquished his operating responsibilities but remains as Vice Chairman of the Company's Board of Directors and will continue to work with the Company on strategic issues. The Board of Directors appointed David Dutton, President of the Company's Plasma Division, as acting CEO until the Board appoints Mr. Mattson's successor.

      On October 15, 2001, James J. Kim, member of the Company's Board of Directors announced his resignation from the Board. Mr. Kim served as the Company's Director since January of 2001.


Note 12 Recent Accounting Pronouncements

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

     Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $2.2 million, based on anticipated amortization for 2002. Amortization of goodwill for the nine months ended September 30, 2001 was approximately $12.2 million including amounts related to the amortization of goodwill and intangibles of CFM and the STEAG Semiconductor Division which became impaired.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS 143 will have on its financial position, results of operations or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

Note 13  Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company, at its Exton, Pennsylvania location, leases two buildings to house its manufacturing and administrative functions related to the Omni product. The two buildings have leases of 17 years remaining on them with an approximate combined rental cost of $1.5 million annually. The leases for these two buildings allow for subleasing the premises without the approval of the landlord. In addition, the Company has excess facilities in San Jose, CA, and has non-cancelable annual lease payments of approximately $1 million over one year related to this facility. The Company has recorded a charge of approximately $3.2 million related to these excess facilities which has been recorded as impairment of long-lived assets and other charges in the accompanying statement of operations. The accrual for these non-cancelable lease payments includes management's estimates of the time taken to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events.


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

     We began operations in 1989 and in 1991 we shipped our first product, the Aspen Strip, a photoresist removal system. Our Aspen Strip, CVD, RTP and LiteEtch product lines are based on a common Aspen platform with a modular, multi-station, multi-chamber architecture, designed to deliver high productivity, low cost of ownership and savings of cleanroom space. On January 1, 2001 we completed a business combination under the purchase method of accounting with the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division") and a merger with CFM Technologies, Inc. ("CFM") (we refer to these related acquisitions together as "the Merger"). As a result of the Merger, we offer industry-leading products and technologies in multiple product lines, and we employ approximately 1,590 people worldwide. Before the Merger, we were the world leader in dry strip process equipment market share. With the addition of the RTP product line from the STEAG Semiconductor Division and the combination of CFM and STEAG Semiconductor Division wet technology tools, we are among the top five providers of rapid thermal processing ("RTP") and wet processing equipment. Our products now include strip, etch, deposition, rapid thermal processing, wet and Epi systems. Our customers include nine of the top ten semiconductor manufacturers worldwide.

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry had one of its best years ever in 2000, but signs of a downturn became apparent towards the end of that year. The severe downturn has resulted in significantly lower revenues achieved so far in 2001 with lower predictions for the remainder of 2001. Many of our customers have cancelled or pushed out various orders due to the current market conditions. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

      On October 8, 2001, our founder and CEO, Brad Mattson, announced his retirement and resigned as Chief Executive Officer of the Company. Mr. Mattson relinquished his operating responsibilities but remains as Vice Chairman of our Board of Directors and will continue to work with the Company on strategic issues. The Board of Directors has appointed seven-year Mattson veteran David Dutton, President of our Plasma Division, as acting CEO until the Board appoints Mr. Mattson's successor. Mr. Dutton was Chief Operating Officer of pre-merger Mattson Technology and has served as acting President during Brad Mattson's recent sabbatical.

     On October 15, 2001, James J. Kim, member of our Board of
Directors announced his resignation from the Board. Mr. Kim served as our Director since January of 2001.

      During the quarter ended September 30, 2001, we had a net loss of $186.9 million, including the $127.7 million of impairment charges related to assets acquired in our merger with CFM and Steag. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.



Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        ------------------    -----------------
                                        SEP. 30,   SEP. 24,   SEP. 30,  SEP. 24,
                                          2001       2000       2001      2000
                                        --------   --------   -------   -------

Net sales                                  100%      100%       100%      100%
Cost of sales                               97%       50%        78%       52%
Inventory valuation charges                 58%        -         12%        -
                                          -----      ----      -----      ----
  Gross margin                             (55)%      50%        10%       48%
                                          -----      ----      -----      ----

Operating expenses:
  Research, development and engineering     35%       16%        26%       16%
  Selling, general and administrative       71%       30%        45%       28%
  In-process research and development        -         -          6%        -
  Amortization of goodwill and
    intangibles                             24%        -         16%        -
  Impairment of long-lived assets          348%        -         70%        -
                                          -----      ----      -----      ----
     Total operating expenses              478%       46%       163%       44%
                                          -----      ----      -----      ----
Income (loss) from operations             (533)%       4%      (153)%       4%
Interest and other income, net               6%        5%         2%        3%
                                          -----      ----      -----      ----
Income (loss) before provision for
   income taxes and cumulative effect     (527)%       9%      (151)%      7%
   of change in accounting principle
Provision (benefit) for income taxes       (17)%       1%        (2)%      1%
                                          -----      ----      -----      ----
Income (loss) before cumulative effect
   of change in accounting principle      (510)%       8%      (149)%      6%
                                          -----      ----      -----      ----
Cumulative effect of change in accounting
   principle, net of tax benefit             -         -          -        (6)%
                                          -----      ----      -----      ----
Net income (loss)                         (510)%       8%      (149)%      0%
                                          =====      ====      =====     ====

Net Sales

     Net sales for the third quarter of 2001 were $36.6 million. We estimate that on a pro forma basis for the three months ended September 24, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $75.6 million, so that net sales in the third quarter of 2001 would reflect a decrease of 51.6%.

     Net sales for the first nine months of 2001 were $181.5 million on a consolidated basis. We estimate that on a pro forma basis for the first nine months ended September 24, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $275.3 million, so that net sales in the first nine months of 2001 would reflect a decrease of 34.1%.

     The decrease in the net sales for both the three and nine month periods ended September 30, 2001, is primarily due to the economic downturn in the semiconductor industry and also the timing effects of revenue recognition effected by SAB 101, where the time-lag between product shipment and customer acceptance can exceed one year. A significant proportion of products shipped during these periods from our Thermal and Wet product divisions (operations acquired from the STEAG Semiconductor Division and CFM) resulted in deferred revenue in accordance with our revenue recognition policy due to the complexities of the equipment shipped and the associated acceptance clauses. Our deferred revenue at the end of the third quarter of 2001 was approximately $136.9 million, up from $107.8 million at the end of the second quarter of 2001. We expect these deferred revenues to be recognized as revenue in our consolidated statement of operations in the next six to twelve months. Under the rules of the purchase method of accounting, deferred revenues relating to sales by the acquired operations were generally not carried over through the acquisition. As a result, it will take several quarters of combined operations before our net sales results normalize and can be compared across reporting periods.

     The decrease is also due in part to the timing effects of revenue recognition under SAB 101 on our shipments to Japan, where the time-lag between shipment and customer acceptance can exceed one year. Until the second quarter of 2000, sales to Japan were made through our distributor in Japan and revenue was recognized upon shipment. Approximately 7.1% of our shipments in the third quarter of 2001 were to Japan-based customers, and corresponding net sales were deferred in accordance with our revenue recognition policy.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 88.1% and 54.8% of products shipped for the third quarter of 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for 2001.

     Third quarter bookings were $25.0 million, a decrease of 67.4% compared to bookings of $76.6 million in the third quarter of 2000, resulting in a book to bill ratio of 0.37 to 1.0. This decrease is attributed to the slow-down in the semiconductor industry and a lack of market acceptance of our acquired Omni and Thermal products. Backlog increased 8.2% to $113.5 million in the third quarter of 2001 compared to $104.9 million in the third quarter of 2000. This increase is attributed to the inclusion of 2001 backlog from operations acquired in the Merger.


Gross Margin

     Our gross margin for the third quarter of 2001 was (54.7%), a decrease from gross margin of 49.7% for the third quarter of 2000. The decrease in gross margin was due to a number of causes. In the third quarter of fiscal 2001 we recorded an expense of $21.3 million to reserve for excess inventories that we do not believe will be realized based on our current bookings or forecasted levels of sales. This reserve largely covers inventories for Thermal and Omni products that were acquired in the Merger with STEAG and CFM. In the event that bookings continue to decline, we may need to increase this reserve for excess inventories. In addition, our costs were adversely affected by the under absorption of our production facilities. We currently have excess production capacity as a result of the drop in sales and bookings combined with our acquisition of additional production capacity in Germany and Exton, PA as a result of the Merger. We are also facing pricing pressure from competitors that is affecting our gross margin.

     Our gross margin for the first nine months of 2001 decreased to 10.1% from 48.0% for the first nine months of 2000 for the same reasons as above. In addition, our gross margin was adversely affected by the write-up of inventory to fair value as required by Accounting Principles Board Opinion No. 16 "Business Combinations". The effect of this write-up is expected to continue, to a lesser extent, into future quarters since revenues relating to many of the systems that were written up are now being deferred under SAB 101 revenue recognition rules.

     Our gross margin has varied over the years and will continue to vary based on multiple factors, including effects of revenue recognition under SAB 101, our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. We are currently experiencing pricing pressures that are also affecting our gross margin. For each of our product divisions our gross margin, on international sales is substantially the same as domestic sales.


Research, Development and Engineering

     Research, development and engineering expenses for the third quarter of 2001 were $12.7 million, or 34.8% of net sales, as compared to $7.4 million, or 15.2% of net sales, for the third quarter of 2000. The increase in absolute dollars was due to additional personnel and spending resulting from the Merger. Total research, development and engineering expenses declined from $16.1 million in the second quarter of 2001, as a result of reductions in workforce and cost controls put in place during the third quarter. The increase in research, development and engineering expenses as a percentage of net sales during the third quarter of 2001 compared to the same period last year is primarily due to the decrease in sales.

     Research, development and engineering expenses for the nine months ended September 30, 2001 were $47.7 million, or 26.3% of net sales, compared to $20.5 million, or 15.5% of net sales, for the same period in fiscal 2000. The increase in absolute expenses was the result of the additional research, development and engineering personnel and other resources added by the merger, and the percentage increase was primarily due to decrease in sales.


Selling, General and Administrative

     Selling, general and administrative expenses for the third quarter of 2001 were $26.2 million, or 71.5% of net sales, as compared to $14.3 million, or 29.6% of net sales, for the third quarter of 2000. The increase in absolute dollars was due to additional personnel and spending added by the merger. The increase in selling, general and administrative expenses as a percentage of net sales during the third quarter of 2001 as compared to the same period last year is due to the decrease in sales during the third quarter of 2001. Total selling, general and administrative expenses decreased from $23.5 million in the second quarter of 2001, as a result of reductions in workforce and cost controls put in place during the third quarter.

     For the nine months ended September 30, 2001, the selling, general and administrative expenses were $81.5 million, or 44.9% of net sales, as compared to $37.3 million, or 28.1% of net sales for the same period in fiscal 2000. The increase in absolute expenses for the nine month period of 2001 over 2000 was the result of the additional selling, general and administrative personnel and other resources added by the merger and the expenses incurred, primarily in the first quarter of fiscal 2001, for integration activities associated with the Merger.


Amortization of Goodwill and Intangibles

     Goodwill and intangibles represent the purchase price of the STEAG Semiconductor Division and CFM in excess of identified tangible assets. In connection with the Merger, effective January 1, 2001, we recorded $201.7 million of goodwill and intangible assets which were being amortized on a straight-line basis over three to seven years. The allocations of total purchase price to assets acquired and liabilities assumed are based on preliminary estimates of fair value which are subject to final adjustment. We recorded amortization expense of $28.8 million for the nine months ended September 30, 2001. Upon adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately
$2.2 million.

Impairment of Long-Lived Assets

In the third quarter of 2001, the Company performed an assessment of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisitions of the STEAG Semiconductor Division and CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal and Omni products acquired in the Merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $124.5 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows.


Provision for Income Taxes

In the third quarter of 2001, we recorded an income tax benefit of $6.2 million which primarily relates to the reversal of the deferred tax liability associated with impairment of the related intangible assets. The deferred tax liability was recorded upon acquisition of CFM and the STEAG Semiconductor Division and represented the difference between the book and tax basis of identified intangible assets.

For the nine months ended September 30, 2001, we recorded an income tax benefit of $3.8 million which includes the income tax benefit discussed above offset by income taxes primarily in foreign jurisdictions. We believe, based on tax research that has been completed, that we are able to allocate certain costs to some of our foreign production facilities. The costs will include certain administrative expenses and expenses related to intellectual property. As a result of this allocation, the foreign tax provision has been reduced to reflect the cost allocations.


Liquidity and Capital Resources

     Our cash and cash equivalents, restricted cash and short-term investments were $99.2 million at September 30, 2001, a decrease of $5.1 million from $104.2 million at December 31, 2000. Stockholders' equity at September 30, 2001 was approximately $211.5 million.

     During fiscal 2000, one of the subsidiaries that we acquired as part of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $4.2 million), expiring in September 2002. Under this line of credit, the current borrowing is 450 million Yen (approximately $3.8 million) which bears interest at a per annum rate equal to 1.96% through March 2001 and thereafter bears an interest rate of 1.75%. The line of credit is secured by a letter of credit in the amount of $5.1 million.

     Additionally, a Japanese subsidiary entered in to a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $7.5 million) secured by trade accounts receivable. The line bears interest at a per annum rate of LIBOR plus 75 basis points which is currently 0.81%. The term of the line is valid through December 28, 2001. It is guaranteed by the Company. Currently, we do not have any borrowing against this credit line.

     Net cash used in operating activities was $40.0 million during the nine months ended September 30, 2001 as compared to $16.6 million during the same period last year. The net cash used in operating activities during the nine months ended September 30, 2001 was primarily attributable to the net loss of $269.6 million. Additional uses of cash were a decrease in accrued liabilities of $29.6 million and a decrease in accounts payable of $18.0 million. These uses of cash were offset by non-cash impairment of long-lived assets of $127.7 million, deferred revenue of $93.1 million, depreciation and amortization expense of $43.3 million and inventory write-offs of $21.3 million. Net cash was provided by a reduction in accounts receivable and advance billings of $25.3 million.

    Net cash used in operating activities was $16.6 million during the nine months ended September 24, 2000 and was primarily due to an increase in accounts receivable and advanced billings of $30.9 million and increase in inventories and inventories awaiting customer acceptances of $20.9 million. The increase in accounts receivable and inventories was partially offset by the increase in deferred revenue of $16.8 million, cumulative effect of accounting change of $8.1 million, the net income of $0.4 million, depreciation and amortization expense of $4.2 million, and an increase in accrued liabilities of $7.1 million.

     Net cash provided by investing activities was $66.2 million during the nine months ended September 30, 2001 as compared to net cash used in investing activities of $51.5 million during the same period last year. The net cash provided by investing activities during the nine months ended September 30, 2001 is attributable to the net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $38.0 million, sales of investments of $41.1 million, offset by purchases of property and equipment of $12.9 million. Net cash used in investing activities of $51.5 million during the nine months ended September 24, 2000 was attributable to the purchase of property and equipment of $4.0 million, short term investments of $34.5 million, and long term investments of $12.9 million.

     Net cash provided by financing activities was $7.6 million during the nine months ended September 30, 2001 as compared to $124.4 million during the same period last year.

      The net cash provided by financing activities during the nine months ended September 30, 2001 is primarily attributable to the borrowings, net of repayments, on a line of credit of $4.0 million, and proceeds from our stock plans of $3.4 million. Net cash provided by financing activities was $124.4 million during the nine months ended September 24, 2000 and was primarily attributable to the completion of our follow-on public offering of 3,000,000 shares of common stock on March 8, 2000, with net proceeds from issuance of $127.4 million. The public offering price was $42.50 per share before offering costs. This increase was offset by a $3.0 million repayment against our line of credit.

     Upon the closing of the acquisition of the STEAG Semiconductor Division on January 1, 2001, we issued to STEAG Electronic Systems AG ("SES") a secured promissory note, due July 2, 2001, in the principal amount of $26.9 million, to offset the amount of outstanding working capital loans from SES to the STEAG Semiconductor Division at the time of closing. As of November 7, 2001, we and SES reached an agreement to extended the terms until July 2, 2002. Our restricted cash balance at September 30, 2001 is intended to cover the full obligation for this payment. In accordance with the Combination Agreement to acquire the STEAG Semiconductor Division, we are also required to make a payment, estimated to be 37.6 million Deutsche Marks (approximately $18.1 million as of January 1, 2001, and $17.5 million as of September 30, 2001) to SES to satisfy an obligation to cause two acquired subsidiaries to pay certain amounts based on their profits for 2000 to SES. We are currently re-negotiating the terms of our remaining obligations to SES. In April 2001, we reimbursed SES $3.3 million in acquisition related costs.

      Based on current projections, we believe that our current cash and investments positions will be sufficient to meet our anticipated cash needs for the remainder of 2001. However, if we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances.

      We are currently looking into external financing by establishing a line of credit with a bank for future needs that may arise, particularly in light of the continuing general economic downturn that is negatively affecting our revenues. Our operating plans are based on the ability to manage inventories, and collect our accounts receivable balances in this market downturn. If we are unable to manage our inventory or accounts receivable balances, we may be required to seek additional sources of financing. We may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced, and these equity securities may have rights, preferences or privileges senior to our common stock. Any debt financing, if available, may involve restrictive covenants on our operations and financial condition.

Mergers and Acquisitions

     On January 1, 2001, we completed the acquisition of the STEAG Semiconductor Division for a total purchase price of $148.5 million. We are obligated to make cash payments of approximately $45.0 million by July 2001, for which we have renegotiated the terms of the obligation, with Steag AG, a shareholder. The $45.0 million obligation has been extended until July 2, 2002. Our restricted cash will be used to pay this promissory note.

     On January 1, 2001, we also completed the acquisition of CFM for a total purchase price of $174.6 million.

     In April 2001, we acquired 97% of the outstanding shares of R.F. Services, Inc. for a cash price of $928,800 (including acquisition-related costs of $41,500). Brad Mattson, former Chief Executive Officer of the Company, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that company.


RISK FACTORS:

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

           Our business, including the acquired businesses of the STEAG Semiconductor Division and CFM, depend in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers of semiconductor devices depends upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry is highly cyclical. Following the very strong year in 2000, the semiconductor industry is now in the midst of a significant downturn and reduction in demand in 2001, and we and other industry participants are experiencing significant order delays and cancellations. The severity and duration of the downturn are unknown. When these downturns occur, we experience reduced or delayed sales and our operating results and financial condition may be adversely affected. We anticipate that a significant portion of new orders will continue to depend upon demand from semiconductor manufacturers and independent foundries that build or expand large fabrication facilities. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. The current and any future downturns or slowdowns in the semiconductor industry will materially and adversely affect our net sales and operating results. Following the acquisition of the STEAG Semiconductor Division and CFM, we are a larger, more geographically diverse company and may be less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and in other regions with restrictive laws relating to termination of employees.

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


          WE MAY NEED ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE, AND WHICH COULD BE DILUTIVE TO EXISTING STOCKHOLDERS.

           Based on current projections, we believe that our current cash and investments positions along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2001. However, it is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect our revenues, of if we elect to acquire complementary businesses. Management's projections are based on the ability to manage inventories, collect our accounts receivable balances in this market downturn, (and obtain extension for the payment obligations to SES,) we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing or other sources to fund our operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to our common stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on our operations and financial condition.

          GIVEN THE RECENT ECONOMIC DOWNTURN, WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH INDUSTRY OVERCAPACITY, INCLUDING DECREASED DEMAND FOR OUR PRODUCTS AND THE INABILITY OF MANY OF OUR CUSTOMERS TO PAY FOR OUR PRODUCTS.

           As a result of the recent economic downturn, inventory buildups in telecommunication products and slower than expected personal computer sales have resulted in over-capacity for semiconductor manufacturers and have caused them to experience cash flow problems and, thus, reevaluate their capital spending plans. Continued overcapacity could cause further delays or decreased demand for our products. In addition, many of these parties are forecasting that their revenues for the forseeable future will generally be lower than anticipated and that some of these parties are experiencing or are likely to experience serious cash flow problems. As a result, if some of these parties are not successful in generating sufficient revenue or securing alternative financing arrangements, we may not be able to collect our receivables from those parties. The inability of some of our potential customers to pay us for our products may adversely affect our timing of revenue recognition, which may cause our stock price to decline and materially and adversely affect our business, financial condition and results of operations.


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

          In the third quarter of 2001, we recorded an impairment charge of $127.7 million related to the write-down of assets acquired in the CFM and Steag merger for excess facilities. The impairment charge is the result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni and Thermal products acquired in the merger and a reduced forecast for these products in the future.


          TO EFFECTIVELY MANAGE OUR GROWTH AND GREATLY EXPANDED OPERATIONS FOLLOWING THE COMPLETION OF THE MERGER, WE WILL NEED TO IMPROVE EXISTING AND IMPLEMENT NEW SYSTEMS, PROCEDURES, AND CONTROLS.

           Following consummation of the Merger, we are responsible for integrating and managing expanded operations, including operations in new geographic locations, that may place a significant strain on our management information systems and our administrative, financial, and operational resources. We are making additional significant investments in research and development to support product development. We have grown from 349 employees at December 31, 1998, to 443 at December 31, 1999, to 641 employees at December 31, 2000, to over 2,000 employees world-wide on January 1, 2001, following consummation of the Merger, and currently are at approximately 1,600 employees. This expansion will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion following completion of the transactions, we will be required to:

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

          We have accounted for our acquisition of the STEAG Semiconductor Division and CFM under the purchase method of accounting. Under purchase accounting, we have recorded the fair value of the consideration given to SES in exchange for the stock of the subsidiaries comprising the STEAG Semiconductor Division, as well as the fair value of the consideration given in exchange for the outstanding CFM common stock and for the outstanding options to purchase CFM common stock assumed by us, plus the amount of direct acquisition costs, as the purchase price of STEAG Semiconductor Division and CFM. We allocated the purchase price to the individual assets and liabilities of the companies being acquired, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names and acquired workforce, and to in-process research and development, based on their respective fair values. Intangible assets, including goodwill, will be amortized over a three- to seven- year period. The current allocation of the purchase price to the assets acquired and liabilities assumed is based on preliminary estimates of fair value which are subject to final adjustment.

          The amount of purchase price allocated to goodwill and other intangibles is approximately $201.7 million. The goodwill and other intangible assets will be amortized over 3-7 years and the accounting charge attributable to these items has been approximately $10 million per quarter or $28.8 million for the first three quarters of 2001. As a result, purchase accounting treatment of the transactions could have a material adverse effect on the market value of our common stock following completion of the transactions.

          We did an analysis of the purchased intangible assets and goodwill and determined that an impairment of the assets has taken place in the nine months since the inception of the merger. An impairment charge of $127.7 million has been recorded in the third quarter of fiscal year 2001 as a result of the impairment analysis. The impairment is the result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni and Thermal products acquired in the merger and a reduced forecast for these products in the future.

          A major restructuring project has been initiated in order to improve internal processes and cut costs. Twelve key areas have been identified and the implementation has started. The cost cutting measures include a significant headcount reduction, shorter workweek, shutdown weeks, a 10% pay cut for executives, and consolidation of facilities.

           We will incur restructuring costs in order to achieve desired synergies after the transactions. These restructuring costs will be comprised of the following:

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

           Our growth will depend on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales, and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense in all of our locations, but particularly in the San Francisco Bay Area where our headquarters is locatated. In May and August of 2001, we implemented workforce reductions that reduced our total number of employees by approximately 180 and 160, respectively. We may face greater difficulty attracting qualified personnel in light of these recent workforce reductions, which may adversely affect the morale of, and our ability to retain, those employees who have not been terminated. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. If we are unable to retain existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

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

     The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio and the fair value of each as of September 30, 2001.
                                                                  Fair Value
                                                              September 30, 2001
                                                              ------------------
                                                                 (In thousands)
        Assets
          Cash and cash equivalents .............................   $61,315
          Average interest rate .................................      2.10%
          Restricted cash .......................................   $31,995
          Average interest rate .................................      3.67%
          Short-term investments ................................   $ 5,861
          Average interest rate .................................      6.38%
          Long-term investments .................................   $ 1,030
          Average interest rate .................................      5.45%


Foreign Currency Risk

     The Company transacts business in various foreign countries. Our primary foreign currency cash flows are in Japan and Germany. During the first quarter of 2001, we employed a foreign currency hedging program utilizing foreign currency forward exchange contracts. The goal of the hedging program is to lock in exchange rates to minimize the impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of September 30, 2001 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                               Average               Estimated
                                               Notional   Contract     Fair
                                                Amount      Rate       Value
                                               --------   --------   ---------
                                                  (In thousands, except for
                                                    average contract rate)
     Foreign currency forward exchange contracts:

          Japanese Yen......................  $ 11,489     119.04      $ 155
          Germany Mark......................  $ 13,631       2.15      $(114)


     The local currency is the functional currency for all foreign sales operations. To date, our exposure related to exchange rate volatility has not been significant. Our exposure to foreign currency risk has increased as a result of our acquisition of the STEAG Semiconductor Division and CFM. In addition, a payment obligation to STEAG AG in the amount estimated to be 37.6 million Deutsche Marks is payable in Deutsche Marks and, accordingly, there exists exposure for exchange rate volatility.


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

     We are currently involved in several actions brought by or against our subsidiary CFM that are described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no material developments in such actions during the quarter. With respect to our action involving Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC, the trial date for such action has been set at January 22, 2002.


Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None


Item 4. Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

On October 15, 2001, James J. Kim, member of the Company's Board of Directors announced his resignation from the Board. Mr. Kim served as the Company's Director since January of 2001.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                3.1*   Restated Articles of Incorporation of the Company

                3.2*   Bylaws of the Registrant

               99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.

          (b)  Reports on Form 8-K

               Form 8-K filed October 18, 2001 reporting under Item 5.


--------------
* Incorporated by reference

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MATTSON TECHNOLOGY, INC.


Date: November 14, 2001
                                        /s/ David Dutton
                                        ----------------------------------
                                        David Dutton
                                        Acting Chief Executive Officer



                                        /s/ Ludger Viefhues
                                        ----------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer