Form 10-K
period 2001-09-30
MATTSON TECHNOLOGY INC
filed 2002-04-01
CIK 928421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2002 was $134,521,994, based on the closing price for the registrant's common stock reported by the NASDAQ National Market System. Shares of voting stock held by each director and executive officer and by STEAG Electronics Systems AG have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares outstanding of registrant's Common Stock as of March 15, 2002: 37,118,222.

                     Documents incorporated by reference:

                                      None

                          FORWARD LOOKING STATEMENTS

   This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward looking statements may be identified by use of terms such as "anticipates", "expects", "intends", "plans", "seeks", "estimates", "believes" and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from management's current expectations. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The forward looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ("SEC").

                                    PART I

ITEM 1. BUSINESS

    Mattson Technology, Inc. is a leading supplier of semiconductor wafer processing equipment used in "front-end" fabrication of integrated circuits, with an installed base of more than 2,400 tools in over 400 fabrication facilities around the world. We are among the market leaders in worldwide sales of dry strip equipment, rapid thermal processing ("RTP") equipment, wet surface preparation equipment, and plasma-enhanced chemical vapor deposition ("PECVD") equipment. Our integrated circuit manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity. We provide our customers with worldwide support through our international technical support organization and our comprehensive warranty program.

   We are a leading provider of equipment that enables our customers to transition from 200 mm to 300 mm silicon wafers and to produce integrated circuits with feature geometries below 0.18 microns. We were among the earliest entrants into the market for 300 mm tools, and we offer 300 mm compatible products for dry strip, RTP, wet surface preparation and PECVD. To date, we have sold over two hundred 300 mm compatible systems. Our patented inductively coupled plasma technology for our dry strip systems, dual-sided heating technology for our RTP systems, and drying technology for our wet products provide innovative solutions for the production of features below 0.18 micron. In December 2001, we introduced the Aspen Highlands III, which removes low-K resist and residue from dual damascene copper layers with features as small as
0.10 microns.

   During 2001, we instituted several actions designed to meet the challenging conditions posed by the industry downturn. At the beginning of 2001, we acquired the semiconductor equipment division of STEAG Electronic Systems AG, and CFM Technologies, Inc. These acquisitions were intended to create a combined company with stronger market positions in multiple products used in front-end integrated circuit fabrication, greater importance as a vendor to key customers, greater technical capabilities and intellectual property assets, and broader worldwide presence and customer support. During 2001, we made significant organizational changes to integrate the acquisitions while focusing our product offerings, reducing our overhead and sizing our business for current market conditions. We also made significant changes to our management team and added several senior executives with considerable technical, managerial and sales experience in the semiconductor equipment industry.

     We are incorporated in Delaware. Our principal executive offices are located at 2800 Bayview Drive, Fremont, CA 94538, and our contact telephone number is (510) 492-6112 and our general telephone number is (510) 657-5900. Our website can be found at http://www.mattson.com. The information on our web site is not incorporated herein by reference.


Industry Background

   Manufacturing an integrated circuit, commonly called a chip, requires a number of complex steps and processes. Most integrated circuits are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, and the upper structure consists of the circuitry that connects the components. Front-end processing is broadly divided into "front-end of line" and "back-end of line" processing. Fabrication at the "front-end of line" includes the steps needed to build transistors, up to the first layer of metalization. The subsequent steps, which create the interconnect metal layers, are called the "back-end of line." Building an integrated circuit requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators) or semiconductors. The deposition of these film layers is interspersed with numerous other processing steps that create circuit patterns, remove portions of the film layers and perform other functions such as heat treatment, measurement and inspection. Each step of the manufacturing process for integrated circuits requires specialized manufacturing equipment. Although the semiconductor industry is cyclical, and currently experiencing a period of downturn and decreased demand, historically, the overall growth of the semiconductor industry and the increasing complexity of integrated circuits has led to increasing demand for advanced semiconductor capital equipment.

Semiconductor Manufacturing Industry Matures

   In periods of economic growth, the semiconductor market has grown, fueled in large part by the growth of the personal computer markets and the emergence of markets such as wireless communication and digital consumer electronics. In past years it was sufficient for semiconductor equipment companies to be either the first on the market or have the most advanced technology to succeed, however, in order to meet the increasing demand in the last upward cycle, sheer size became increasingly important to achieve customer confidence and sales opportunities. This has contributed to recent consolidations in the semiconductor industry and in the companies that supply them capital equipment. Larger sized equipment providers can deliver customers a variety of solutions for their factory without forcing them to coordinate and deal with a large number of suppliers. Larger equipment companies can also provide a more comprehensive worldwide infrastructure to service and support the broad line of products with an increased staff, product spares and strategically located warehouses that a smaller company cannot supply, and can more effectively respond to industry downturns such as has been experienced in the current cycle.

   Previous growth in the semiconductor industry has also been fueled by the need to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost, a factor that remains important during the downturn. The more complex integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment, which increases the average cost of advanced wafer fabrication facilities. For example, the average cost in 1984 for a 64 kilobit dynamic random access memory integrated circuit, called a DRAM, fabrication facility was approximately $60.0 million. Today the cost for a 256 megabit DRAM fabrication facility can range from $1.7 billion to $2.5 billion. As the semiconductor industry matures and pricing becomes more competitive as a result of both the maturing market and the industry downturn, it is becoming increasingly apparent that the larger semiconductor manufacturers are increasingly restricting the number of suppliers that they deal with, while making stronger demands that their suppliers provide more products with higher productivity.

   Semiconductor manufacturers have focused on several areas to improve their productivity over the years, including:

     *   reducing feature size of integrated circuits;

     *    increasing manufacturing yields;

     *    improving the utilization of wafer fabrication equipment; and

     *    increasing the wafer size.

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

   Improved equipment utilization. The utilization of semiconductor manufacturing lines has improved in the last ten years. During periods of full capacity manufacturing lines operate continuously, with equipment run at utilization rates of greater than 90%, leaving limited room for further improvement in equipment utilization.

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

The Mattson Solution

   We provide our customers with multiple product lines that deliver advanced processing capability for front-end integrated circuit fabrication. We are among the market leaders in each of our target front-end of line markets, and offer equipment to perform a broad range of semiconductor manufacturing steps in dry strip, RTP, wet surface preparation and plasma-enhanced CVD, as well as offering products for back-end of line processing. We continue to invest in research and development with the goal of expanding our product offerings and increasing our market share within our target markets.

The Mattson Strategy

Our strategy for success focuses on five key areas:

   Maintain and Build Leadership Across the Front-end of Line. We are a world leader in the dry strip market, and we believe we are the second largest supplier of RTP products in the world, among the top six providers of wet surface preparation products, and among the top six providers of PECVD products, representing a broad product portfolio for front-end of line fabrication processes. As a result, we are positioned to address a broader range of our customers' problems with our unique process technology and value-added solutions. We believe our increased market presence will help us to gain market share for our established products as we continue to focus on front-end of line processing technologies, while gaining market exposure for our new product lines.

   Leverage Innovative Technologies and Provide Product Differentiation. We intend to continue applying our technology leadership and design expertise to provide new solutions that combine advanced technology with higher productivity. In December 2001, we introduced the Aspen III Highlands, an advanced 200/300 mm system designed for low-k cleaning and high-dose implant resist removal. Our patented technologies include inductively coupled plasma technology for dry strip, dual-sided lamp technology for RTP, and Marangoni drying technology for wet surface preparation products. These technologies offer process control advantages that take on increasing importance for the manufacture of smaller device structures. We plan to leverage our technology and development capabilities to bring to market innovative solutions that address specific, front-end of line processing needs in the semiconductor manufacturing industry.

   Pursue Leadership in the 300 Millimeter Market. We plan to expand our leadership and increase our market share in the 300 mm market. Our 300 mm compatible tools include Aspen III systems (Strip, LiteEtch, PECVD and our newest Highlands product), our 3000 RTP products, and our AWP300 and OMNI300 wet surface preparation products. We have sold more than two hundred 300 mm compatible systems, and our systems are production qualified at leading customer sites. We are also working with industry consortia as well as our customers to ensure that our tools meet future 300 mm automation requirements.

   Provide World Class, Global Customer Support. Our international customer support organization is a critical element in establishing and maintaining long-term relationships with our customers. We have reached a size that allows us to meet the service requirements of large customers on a global basis, including foundry customers in South East Asia. We are expanding our service capability to address the emerging foundry market in China. We strive to attain preferred vendor status and build customer loyalty by delivering highly reliable products, customer service and support. In 2001, we received VLSI's 10 BEST award for Suppliers of Wafer Processing Equipment for customer satisfaction. We intend to continue to strengthen our commitment to provide continuous service, support and global infrastructure.

   Implement Operational Excellence to Manage Industry Cycles. We continuously work to improve the quality of the products and services we deliver to our customers, and to improve our operations, information systems and financial performance. In 2001, we implemented an organizational restructuring to align our organizational requirements and our sales, support and product development organizations with the needs of our customers across our multiple product lines and to size our infrastructure with the current business environment. The restructuring has led to a significant reduction in our cost structure and corporate overhead. We believe we are now appropriately sized for expected business conditions this year, with the flexibility to respond if demand in our industry increases. We intend to focus on improving our organization and our information systems, and on reducing corporate and manufacturing overhead, to help manage our operations through industry cycles. Our manufacturing facility in the United States and one of our facilities in Germany are ISO 9001 certified, with certification of our other facility in process. We intend to continue investing in our product and technology development, in our customer support infrastructure, and in our information and manufacturing systems, to improve our operational performance in the future.

Markets, Applications and Products

 Dry Strip Market

   A strip system removes photoresist and residues from a wafer following each step of film deposition or diffusion processing in preparation for the next processing step. Methods for stripping photoresist include wet chemistries and dry or plasma technologies. Wet chemical stripping removes photoresist by immersing the wafer into acid or solvent baths. Dry stripping systems, such as our Aspen Strip, create gaseous atomic oxygen to which the wafer is exposed to remove the unwanted residues.

   The demand for photoresist strip equipment has grown as the complexity and number of strip steps required for each wafer have increased. Complex integrated circuits require multiple additional photoresist stripping steps, which increase cost and cycle time, create environmental concerns, increase cleanroom space requirements and reduce yield. The increase in strip steps in the integrated circuit manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity and to place greater emphasis on low damage results and residue-free photoresist stripping. The added complexity of the strip process has also contributed to higher average selling prices of the equipment.

   Fabrication of integrated circuits with feature sizes under 0.18 micron requires advanced dry strip technologies such as our Aspen Strip. In addition, faster integrated circuit devices require new interconnect materials, such as low capacitance, or low-k dielectric films and copper for conducting materials. The use of these new materials creates new challenges for photoresist stripping equipment. The resist or residues must be removed from these materials without degrading the low-k materials and without oxidizing any exposed copper.

    Our dry strip products encompass both 200 and 300 mm products on our high productivity "Aspen" platform, using our patented, inductively coupled plasma technology. We have an installed base of approximately 1,000 dry strip systems currently installed in production facilities around the world. We continue to be an industry leader in dry strip technology, and in December 2001 we introduced an advanced low-K resist and residue removal system called the Aspen III Highlands. At several Beta sites, our Highlands product has already proven its ability to preserve low-K material integrity and simplify integration schemes by reducing operational steps.


Rapid Thermal Processing

   In rapid thermal processing ("RTP"), semiconductor wafers are rapidly heated to process temperature, held for a few seconds, and rapidly cooled. This thermal process is critical to achieve the exact electrical parameters necessary for the integrated circuit to operate. Historically, diffusion furnaces have been used to heat-treat large batches of wafers. However, diffusion furnaces have long processing times, which is unacceptable for many leading-edge device fabrication processes. In addition, as device features have become smaller, the total allowable temperature exposure of the wafer, or the thermal budget, has decreased. RTP subjects the wafer to much shorter processing times, thus reducing the thermal budget. Individual wafers are rapidly heated to process temperature, held for a few seconds and rapidly cooled.

   As the device geometries of integrated circuits continue to shrink and the number of semiconductor wafers increases, the need has grown for RTP equipment that can meet ever more stringent processing demands, while maintaining uniformity and repeatability to ensure the integrity of the integrated circuit.

   We are one of the industry leaders in RTP technology. Our products feature patented, dual-sided, lamp-based technology that achieves good control, process uniformity and repeatability. Our product line includes: the 2800 with over 500 units installed worldwide, the 2800cs for compound semiconductor processing, the 2900 for 200 mm applications, and the 3000 series for 300 mm fabrication and advanced steam applications. We are extending this technology into oxidation applications that use RTP to grow film layers. We have announced the sale of the former AG Associates RTP portion of our product line to Metron Technology, NV. In keeping with our focus on customer satisfaction and our commitment to provide continuous service and support, we chose to transition the mature AG 4000 and 8000 series RTP products to a provider capable of embracing these products as a primary focus. The transitioning of these mature products to Metron Technology will allow us to focus on enhancing our leading-edge 2000 and 3000 series RTP products while developing the next generation of innovative RTP tools.


 Wet Surface Preparation

   Wet chemical cleaning strips away photoresist and other residues by immersing the wafer into acid or solvent baths and thoroughly cleaning the wafer surface. This is critical in preparing the surface of the wafer for the building of transistors. Wet processing steps have traditionally been accomplished using wet benches and spray tools. Advanced wet benches utilize a succession of open chemical baths and extensive robotic automation to move wafers from one chemical or rinse bath to the next. Spray tools subject wafers to sequential spray applications of chemicals as the wafers are spun inside an enclosed chamber. There are a number of areas in the semiconductor manufacturing process where wet surface preparation offers the most cost effective solution to cleaning and etching the wafers.

   "Critical cleans" are those wet surface preparation steps that are performed in front-end processing to remove surface contamination prior to performing highly sensitive fabrication steps such as gate oxidation or diffusion. To date, most of our wet surface preparation systems have been purchased by semiconductor manufacturers for use in these applications. Wet surface preparation is also commonly used in the front-end to etch the surface of the wafer to remove silicon dioxide or other surface material. It is generally important to tightly control the amount of material removed and the uniformity of the etch. These etching steps are often performed as part of a wet surface preparation sequence rather than as stand-alone operations. Most of the wet surface preparation systems we sell perform critical etching and cleaning applications.

    Our advanced patented drying method provides clean wafers with almost no watermarks or residue. This technology is used to fabricate advanced integrated circuits with feature sizes below 0.18 microns, and we maintain valuable intellectual property rights in this technology. Our "Marangoni" drying systems are sold with complete wet processing systems, as stand-alone systems to end-users and to competitors as original equipment manufacturer modules. We offer two main wet chemical product lines: the OMNI and the AWP. Our wet surface preparation products include traditional multi-bath wet benches, advanced single-bath processing systems and combinations (so called "Hybrids") and drying systems. We are currently focused on reducing the cost and enhancing the modular designs of our existing products to improve profitability, while we continue to develop next generation technologies for wet surface preparation.

Plasma Enhanced Chemical Vapor Deposition

   Chemical vapor deposition processes are used to deposit insulating and conducting films on wafers. These films are the basic material used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components.

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

   We are focused on PECVD applications at the front-end of the fabrication line, and our products utilize platform and robotic technology based on our leading Aspen dry strip products, that we believe gives us performance and productivity advantages. We offer a PECVD process to deposit insulating films. PECVD allows the system to process wafers at a relatively low temperature, reducing the risk of device parameter drift during processing at the front-end of line and of damage to metalization layers during processing at the back-end of line. Our Aspen III PECVD product has been production-certified at leading fabrication sites for both 200 mm and 300 mm applications. We are currently focusing on developing additional PECVD applications that complement our other front-end of line products.

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


Customer Support

   Our customer support organization is critical to establishing and maintaining the long term relationships with our customers. Our customer support organization is headquartered in Fremont, California, with additional offices located domestically throughout the U.S. and internationally in Germany, Italy, Japan, Korea, Singapore, Taiwan and the United Kingdom, and are currently in the process of establishing an office in China. Our support personnel have technical backgrounds, with process, mechanical, and electronics training, and are supported by our engineering, software and applications personnel. Support personnel install systems, perform warranty and out-of-warranty service, and provide sales support.

    We offer competitive, comprehensive warranties on all our products and provide access to training at our headquarters. We maintain spare parts depots in most regions for four-hour parts turnaround and provide regional field and process support.

   In 2001, we received VLSI's 10 BEST award for Suppliers of Wafer Processing Equipment, which CFM and the Semiconductor Division of STEAG, were awarded in 2000. The STEAG Semiconductor Division appeared in the 10 BEST rankings four previous times under the names AST Elektronik and AG Associates.

Sales and Marketing

    We sell our systems primarily through our direct sales force. In addition to the direct sales force at our headquarters in Fremont, California, we have domestic regional sales offices located throughout the United States, and maintain sales support offices in France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the United Kingdom.

   Prior to the merger, the STEAG Semiconductor Division utilized PRIMA as a distributor for RTP and wet surface preparation systems in China. While we plan to maintain our distribution relationship with Prima, we also plan to establish a direct sales and support organization in China.

   While maintaining our own direct sales force in Japan for most of our products, we are continuing our relationship with Canon for the distribution of our RTP systems in Japan.

   International sales accounted for 78% of total net sales in 2001, 69% in 2000 and 71% in 1999. We anticipate that international sales will continue to account for a significant portion of our net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Because of our dependence upon international sales in general, and on sales to Japan and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as the recent Asian economic problems. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock--We Are Highly Dependant on Our International Sales, and Face Significant Economic and Regulatory Risks Because a Majority of Our Net Sales Are From Outside the United States."

Customers

    Customers for our products include nearly all of the world's top 20 semiconductor manufactures and foundries. A representative list of our major customers includes:

* Hewlett Packard         *  ProMOS Technologies          *  Tech Semiconductor
* Hynix                   *  Samsung                      *  Texas Instruments
* IBM Microelectronics    *  Silicon Integrated Systems   *  TSMC
* Infineon                *  SMIC                         *  UMC Group
* NEC Corporation         *  Sony

   In 2001, one customer, Infineon, accounted for more than 10% of our revenue. Infineon and ProMos accounted for approximately 19% and 16%, respectively, of our total bookings. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 58% of our net sales in 2001, 59% in 2000, and 63% in 1999. For a discussion of risks associated with changes in our customer base, see "Risk Factors That May Affect Future Results and Market Price of Our Stock-- We Are Dependant on Large Purchases From a Few Customers, and Any Loss, Cancellation, Reduction or Delay in Purchases By, or Failure to Collect Receivables From, These Customers Could Harm Our Business."

Backlog

   We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders are often subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $60.0 million as of December 31, 2001, $109.9 million as of December 31, 2000 and $56.1 million as of December 31, 1999. The backlog as of December 31, 2001 includes backlog from the STEAG Semiconductor Division and CFM, which we acquired on January 1, 2001. The year-to-year fluctuation is due primarily to the downturn in the semiconductor industry and the continuing soft demand in the semiconductor equipment market. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period and our actual sales for the year may not meet or exceed the backlog represented. During periods of industry downturns, such as we experienced in 2001, we have experienced significant cancellations and delays and push-out of orders that were previously booked and included in backlog. As a result, because customers did not reschedule delivery dates, backlog declined in the fourth quarter of 2001 due to customer cancellations and push out of orders.

Research, Development and Engineering

   Our research, development and engineering efforts are focused upon our multi-product strategy. Continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Key activities during fiscal year 2001 involved bringing the 3000 Steam RTP system into manufacturing production and introducing the Aspen III Highlands. Over the next year, we plan to focus our efforts on developing products across our product lines, with an emphasis on 300 millimeter applications.

   We maintain applications laboratories in Fremont, California and in Pliezhausen and Dornstadt, Germany to test new systems and customer-specific equipment designs. By basing products on existing and accepted product lines in the thermal, plasma and wet surface preparation markets, we believe that we can focus our development activities on producing new products more quickly and at relatively low cost.

   The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to continue to improve our existing systems and process technologies and to develop systems and new technologies that compete effectively. In addition, we must adapt our systems and processes to technological changes and to support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies.

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

   Our research, development and engineering expenses were $61.1 million for the year ended December 31, 2001, $28.5 million for 2000 and $19.5 million for 1999, representing 26.6% of net sales in 2001, 15.8% in 2000 and 18.9% in 1999. The expenses for 2001 include research, development and engineering expenses that reflect our acquisition of the STEAG Semiconductor Division and CFM.

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

   Our principal competitors in the dry strip market include Axcellis and Novellus. We believe that we compete favorably on each of the competitive elements in this market and estimate that we are one of the top two providers of dry strip products. The principal competitor for our RTP systems is Applied Materials. Principal competitors for our wet surface preparation products include Akrion, Dainippon Screen, FSI International, SCP Global Technologies, Semitool, S.E.S., SEZ, Tokyo Electron and Verteq. The market in which our Aspen LiteEtch products compete is a relatively small niche market with no dominant competitors. Principal competitors for our Aspen LiteEtch systems include Novellus, Lam Research, Shibaura Mechatronics and Tegal. Principal competitors for our PECVD systems include Applied Materials, ASM International and Novellus Systems, with Applied Materials and Novellus representing a major share of the market. Principal competitors for our EpiPro systems include Kokusai Semiconductor Equipment, LPE Products, Moore Technology and Toshiba.

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

Manufacturing

    Our manufacturing operations are based in the U.S. and Europe and consist of procurement, assembly, test, quality assurance and manufacturing engineering. Our current dry strip, PECVD, RTP, wet surface preparation, epi and LiteEtch systems are based on a variety of platforms. The products utilize common subassemblies and components. Many of the major assemblies are procured complete from outside sources. We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors. We have manufacturing capability for our thermal (RTP, epi), films (PECVD, strip) and etch products in Fremont, California and Dornstadt, Germany. Wet surface preparation products are manufactured in Pliezhausen and Donaueschingen, Germany.

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

   Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States. As a result of the merger, we are involved in several patent lawsuits that had been brought by or against CFM, which are discussed furthur below under Item 3: Legal Proceedings.

   As is customary in our industry, from time to time we receive or make inquiries regarding possible infringement of patents or other intellectual property rights. Although there are no pending claims against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, result in loss or cancellation of customer orders, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements, or prevent us from manufacturing and selling our products.

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

Employees

   As of January 1, 2001, immediately following our acquisition of the STEAG Semiconductor Division and CFM, we had approximately 2,000 employees. During 2001, we implemented reductions in force of 466 employees. As of December 31, 2001, we had 1,424 employees. There were 362 employees in manufacturing operations, 338 in research, development and engineering, 556 in sales, marketing, field service and customer support, and 168 in general, administrative and finance.

   During 2001, we significantly reduced our operations and our workforce. However, the success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. Historically, during times of economic expansion, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulty in attracting new personnel and if needed, we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside Germany is represented by a labor union and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.

Environmental Matters

   We are subject to federal, state, local and international environmental laws and regulations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position. However, if we fail to comply with applicable regulations, we could be subject to substantial liability for clean up efforts, personal injuries, fines or suspension or cessation of our operations.


ITEM 2: PROPERTIES

Our principal properties as of December 31, 2001 are set forth below:

                                                                            Square
Location              Type                Principal Use                     Footage       Ownership
--------              ----                -------------                     -------       ---------
Fremont, CA           Office, plant &     Headquarters, Marketing,          155,000       Leased
                      Warehouse           Manufacturing, Distribution
                                          Research and Engineering

San Jose, CA          Office, plant &     Vacant, partial sub-lease        150,000(1)     Leased
                      Warehouse

Austin, TX            Office              Sales, Service                    36,000(2)     Owned

Exton, PA             Office, plant &     Marketing, Manufacturing,        140,000(3)     Leased
                      Warehouse           Operations, Engineering

West Chester, PA      Plant & Warehouse   Vacant                            28,000(4)     Sold March 2002

Germany               Office, plant &     Manufacturing, Research           45,000        Owned
                      Warehouse           and Engineering                  246,000        Leased


(1) Includes approximately 40,000 square feet that we have sub-leased to another party, and an additional 18,000 square feet that we sub-leased to Metron in March 2002.

(2) We have signed a contract to sell the Austin building in an amount for approximately $1,950,000.

(3) We are holding approximately 120,000 square feet in excess capacity and available for sublease. Owner's approval is not required for sub-leasing.

(4) In March 2002, we sold the West Chester, PA building for $2,315,000 in cash, with no contingencies.


   We lease office spaces for sales and customer support office in 31 locations throughout the world: 18 in the United States, 5 in Europe, 2 in Taiwan and one in each of Korea, Japan, Singapore, United Kingdom, Scotland and Israel.

   We currently have excess space capacity that we are in the process of subleasing to offset the lease obligation expenses. In addition, both STEAG and CFM owned facilities that we have determined are excess space are being offered for sale.


ITEM 3: LEGAL PROCEEDINGS

     We are litigating three ongoing cases against two of our competitors involving our wet surface preparation intellectual property. We have asserted claims relating to our U.S. Patent No. 4,911,761 (the "'761 patent") against a defendant in CFMT and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement. We further asserted claims of U.S. Patent Nos. 4,778,532 (the "'532 patent") and 4,917,123 (the "'123 patent") against this defendant in a subsequent action, CFMT, Inc. and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, we are both a defendant and a counterclaim plaintiff in a third litigation, Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW. In this action, the plaintiffs seek a declaratory judgment of invalidity and unenforceability of the'761 patent and U.S. Patent No. 4,984,597 (the "'597 patent"), and a declaratory judgment of non-infringement of the '761 patent. We have counterclaimed alleging infringement, inducement of infringement, and contributory infringement of certain claims of each of the '761 patent, the '532 patent, the '123 patent, and the '597 patent.

      On September 11, 1995, we brought an action against YieldUP International Corp. ("YieldUP") in the United States District Court for the District of Delaware. (YieldUP is now a division of FSI International, Inc.) We seek damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and not infringed. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP processing equipment does not infringe the '761 patent. The District Court subsequently granted our request for reargument of the decision. On March 14, 2002, the District Court heard oral argument on the summary judgment motion. The District Court has not issued any further ruling on the pending motion.

      On December 30, 1998, we filed an additional lawsuit in the United States District Court for the District of Delaware charging patent infringement of the '123 and '532 patents by YieldUP. We are seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and request damages for past infringement. YieldUP has asserted counterclaims for alleged tortious interference with prospective economic advantage and defamation and a declaratory judgment that the patents are invalid, not infringed, and unenforceable due to our alleged inequitable conduct in obtaining the patents, and seeking compensatory and punitive damages. On April 4, 2000, the District Court issued an Order granting a YieldUP motion for summary judgment and denying CFM's cross-motion for summary judgment, and found that the '532 and '123 patents were both invalid due to lack of enablement. YieldUP has agreed to withdraw with prejudice the tortious interference and defamation counts. On June 7, 2001 the District Court issued a judgement in favor of YieldUP holding that the '532 and '123 patents are unenforceable. We filed a Notice of Appeal on July 5, 2001,to which YieldUP responded by filing a motion to dismiss on the grounds that the District Court's judgment is not final. The Court of Appeals partially remanded the case for the limited purpose of allowing the District Court to determine whether its June 7, 2001 judgment is final. YieldUP has filed a motion requesting that the District Court consider, prior to appeal of the District Court's judgment that the '532 and '123 patents are invalid and unenforceable, whether other of our patents claiming the same priority date of and related to the '532 and '123 patents, are also unenforceable. YieldUP has also filed a motion requesting that the District Court consider, also prior to appeal, whether the case is exceptional and whether an award of YieldUP's attorneys fees is appropriate. We have filed oppositions to these motions. The District Court has not ruled on the pending motions.

      In March, 1997, another competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against us in the United States District Court for the Northern District of California. In this action, DNS requested a court declaration that DNS does not infringe the '761 patent and that the patent is invalid and unenforceable. DNS also sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising were later dismissed without prejudice. We counterclaimed, alleging infringement by DNS of the '532, '123, and '761 patents. In February, 2000, DNS added additional counts for alleged antitrust and unfair competition violations, and for declaratory judgment that DNS does not infringe the '597 patent and that this patent is invalid and unenforceable. We counterclaimed asserting infringement, inducement of infringement, and contributory infringement of the '597 patent.

     As a result of the summary judgment finding of invalidity due to lack of enablement of the '532 and '123 patents in the YieldUP case, the counts in the DNS case concerning these two patents were stayed pending further results in the YieldUP case. The damages issues for all counts in the DNS case were also bifurcated to be tried after resolution of the liability issues. On November 20, 2000, the Court dismissed DNS's antitrust count on summary judgment.

     On July 23,2001, Texas Instruments, Inc. ("TI") filed a Motion to
Intervene for the limited purpose of determining the proper inventorship of the '761 and '597 patents and, on October 1, 2001, the judge allowed TI to enter the case. We have settled the claims with TI and TI has been dismissed as a party from the case.

     On March 5, 2002, after a four-week jury trial, a verdict was returned finding that all six models of DNS's wet surface preparation equipment that included an "LPD dryer" infringed each of the 20 asserted claims of our '761 and '597 patents. The jury also explicitly rejected each of DNS's asserted invalidity defenses. We intend to seek resolution of the remaining DNS inequitable conduct defense and business tort claims on summary judgment and to seek prompt entry of a permanent injunction against future acts of infringement by DNS. Damages remain to be tried. However, should DNS prevail on its inequitable conduct defense and business tort claims, it is possible that our '761 and '597 patents could be ruled unenforceable.

    Our involvement in any patent dispute, or other intellectual property dispute or action to protect trade secrets and know-how, could result in a material adverse effect on our business. Adverse determinations in current litigation or any other litigation in which we may become involved could subject the Company to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties, and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Stock Listing

   Our common stock has traded on the Nasdaq National Market since our initial public offering on September 28, 1994. Our stock is quoted on the NASDAQ National Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

                                                              HIGH    LOW
                                                              ----    ---
       2001 Quarter
         First...........................................    $18.06  $ 9.50
         Second..........................................     19.50   12.19
         Third...........................................     17.35    3.45
         Fourth..........................................      9.20    3.06

       2000 Quarter
         First...........................................     43.75   16.25
         Second..........................................     49.13   29.06
         Third...........................................     39.50   15.00
         Fourth..........................................     16.50    8.78


Dividends

     On March 15, 2002, the last reported sales price of our common stock on the Nasdaq National Market was $6.11 per share. We had approximately 216 shareholders of record on that date.

     We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We are also restricted by the terms of our credit facility with our bank from paying future dividends. We intend to retain all future earnings for use in our business.

Private Placement of Stock

     On January 1, 2001, we issued 11,850,000 shares of common stock to STEAG Electronic Systems AG as part of the consideration for our purchase of the STEAG Semiconductor Division. The transaction was exempt from registration under the Securities Act of 1933 (the "Act") by virtue of the exemptions provided in
Section 4(2) of the Act, and Regulation D. There were no underwriters in the transaction.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data has been derived from our audited consolidated financial statements. The historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. Effective January 1, 2000, we changed our method of accounting for revenue to implement the revenue recognition provisions of SEC Staff Accounting Bulletin No. 101 (SAB 101). This change in accounting method effects the comparability of our financial data for 2000 and 2001 to our reported results for previous years. See Note 1 of Notes to Consolidated Financial Statements for an explanation of this change. Unaudited pro forma information is provided below to show the effect this accounting method change would have had in years prior to 2000.

     On January 1, 2001, we completed the acquisitions of the STEAG Semiconductor Division and CFM. The acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in our selected financial data for 2001. During 2001, we incurred significant charges relating to impairment of long-lived assets, inventory valuation charges and restructuring costs. These acquisitions and charges affect the comparability of our financial data for 2001 to our reported results for previous years. See Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 2 of Notes to Consolidated Financial Statements for further description of these events.


                                                                        Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                  2001             2000           1999            1998            1997
                                                ---------       ---------       ---------       ---------       ---------
                                                                (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales                                       $ 230,149       $ 180,630       $ 103,458       $  59,186       $  76,730
Cost of sales                                     198,350          93,123          53,472          37,595          37,130
Inventory valuation charges                        26,418            --              --              --              --
                                                ---------       ---------       ---------       ---------       ---------
Gross profit                                        5,381          87,507          49,986          21,591          39,600
                                                ---------       ---------       ---------       ---------       ---------
Operating expenses:
  Research, development and engineering            61,114          28,540          19,547          16,670          14,709
  Selling, general and administrative             110,785          54,508          31,784          24,542          24,495
  Acquired in-process research and
    development                                    10,100            --              --             4,220            --
  Amortization of goodwill and intangibles         33,457            --              --              --              --
  Impairment of long-lived assets and
   other charges                                  150,666            --              --              --              --
                                                ---------       ---------       ---------       ---------       ---------
    Total operating expenses                      366,122          83,048          51,331          45,432          39,204
                                                 ---------       ---------       ---------       ---------       ---------

Income (loss) from operations                    (360,741)          4,459          (1,345)        (23,841)            396
Interest and other income, net                      5,016           6,228             743           1,811           1,486
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before provision (benefit)
 for income taxes and cumulative effect of
 change in accounting principle                  (355,725)         10,687            (602)        (22,030)          1,882
Provision (benefit) for income taxes              (18,990)          1,068             247             337             451
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of
  change in accounting principle                 (336,735)          9,619            (849)        (22,367)          1,431
Cumulative effect of change in accounting
  principle, net of tax benefit                      --            (8,080)           --              --              --
                                                ---------       ---------       ---------       ---------       ---------
Net income (loss)                               $(336,735)      $   1,539       $    (849)      $ (22,367)      $   1,431
                                                =========       =========       =========       =========       =========
Income (loss) per share, before cumulative
  effect of change in accounting principle:
     Basic                                      $   (9.14)      $    0.50       $   (0.05)      $   (1.52)      $    0.10
     Diluted                                    $   (9.14)      $    0.45       $   (0.05)      $   (1.52)      $    0.09
Cumulative effect of change in accounting
  principle
     Basic                                      $    --         $   (0.42)      $    --         $    --         $    --
     Diluted                                    $    --         $   (0.38)      $    --         $    --         $    --
Net income (loss) per share:
     Basic                                      $   (9.14)      $    0.08       $   (0.05)      $   (1.52)      $    0.10
     Diluted                                    $   (9.14)      $    0.07       $   (0.05)      $   (1.52)      $    0.09
Shares used in computing net income
  (loss) per share:
     Basic                                         36,854          19,300          15,730          14,720          14,117
     Diluted                                       36,854          21,116          15,730          14,720          15,311

Pro forma amounts with the change in
 accounting principle related to revenue
 recognition applied retroactively:
     Net sales                                        N/A             N/A       $ 102,781       $  58,544 *     $  76,079*
     Net income (loss)                                N/A             N/A       $  (3,036)      $ (21,926)*     $     862*
     Net income (loss) per share:
         Basic                                        N/A             N/A       $   (0.19)      $   (1.49)*     $    0.06*
         Diluted                                      N/A             N/A       $   (0.19)      $   (1.49)*     $    0.06*

                                                                          As of December 31,
                                                -------------------------------------------------------------------------
                                                  2001             2000           1999            1998            1997
                                                ---------       ---------       ---------       ---------       ---------
                                                                             (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                        $ 64,057        $ 33,431        $ 16,965        $ 11,863        $ 25,583
Working capital                                    74,044         150,234          37,009          31,034          56,996
Total assets                                      432,705         269,668          81,148          68,120          84,443
Long-term debt, net of current portion              1,001            --              --              --              --
Total stockholders' equity                        141,738         186,127          52,019          49,880          68,184


 -------
 * Unaudited

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion in this document contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under the caption "Risk Factors that May Affect Future Results and Market Price of Stock" and elsewhere in this document.

                                   OVERVIEW

   We are a leading supplier of semiconductor wafer processing equipment used in "front-end" fabrication of integrated circuits. Our products include dry strip equipment, rapid thermal processing ("RTP") equipment, wet surface preparation equipment, and plasma-enhanced chemical vapor deposition ("PECVD") equipment. Our integrated circuit manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity. We provide our customers with worldwide support through our international technical support organization, and our comprehensive warranty program.

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry is currently experiencing a severe downturn, which has resulted in drastic capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors deepened throughout each sequential quarter of 2001. In contrast, the semiconductor industry had one of its best years ever in 2000. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited. In order to support longer term needs for our products, we have continued to increase research and development expenses from previous years. We are dependent upon increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and adversely affect our financial position and results of operations.

   On January 1, 2001, we acquired the semiconductor equipment division of STEAG Electronic Systems AG (the "STEAG Semiconductor Division"), which consisted of a number of entities that became our direct or indirect wholly-owned subsidiaries. At the same time, we acquired CFM Technologies, Inc. ("CFM"). We refer to these simultaneous acquisitions as "the merger." The merger substantially changed the size of our company and the nature and breadth of our product lines. The STEAG Semiconductor Division was a leading supplier of RTP equipment, and both the STEAG Semiconductor Division and CFM were suppliers of wet surface preparation equipment. Until 2000, prior to the merger, we derived a substantial majority of our sales from our Aspen dry strip systems, with our remaining sales derived primarily from CVD systems, as well as spare parts and maintenance services. In 2000, sales of our Aspen dry strip system and CVD systems comprised 78% and 19% of our net sales, respectively. In 2001, after the merger, dry strip, RTP, and wet surface preparation systems sales accounted for 56%, 22%, and 22% of our net sales, respectively. The merger affects the comparability of our results from 2001 to our results in prior years.

   At the time we completed the merger, our industry was entering an economic slowdown. The merger more than doubled the size of our company, and we faced a number of challenges in integrating the merged companies. During 2001, we reduced our workforce by approximately 30%. The acquired businesses had excess production capacity at the time of merger, and this excess production capacity was exacerbated by the economic slowdown. During 2001, in light of our business levels and assessment of the carrying value of our long-lived assets, we took charges totaling approximately $145.4 million due to the impairment of goodwill, intangible assets, and other long-lived assets we acquired in the merger. The merger also had an adverse effect on our gross margins for fiscal 2001. Our excess production capacity was a large factor affecting our margins, especially during the later quarters of the year. As a result of the economic slowdown, we took inventory valuation reserves of approximately $26.4 million during the year, which were recorded as cost of goods sold.

   International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including Taiwan, Singapore and Korea, accounted for 78% of total net sales for 2001, 69% of total net sales for 2000 and 71% of total net sales for 1999. We anticipate that international sales will continue to account for a significant portion of our sales.

   We have substantial research, development and manufacturing facilities in the United States and Germany, and we have sales and service facilities in a number of countries around the world. The local currency is the functional currency for our foreign operations. Gains or losses from translation of foreign operations are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material to date.

   The transactions that were part of the merger have been accounted for under the purchase method of accounting. In our acquisition of the STEAG Semiconductor Division, we issued 11,850,000 shares of our common stock to STEAG Electronic Systems AG ("SES"). This stock was valued at approximately $124 million for purchase accounting purposes. We also assumed certain obligations, certain intercompany indebtedness and contractual payment obligations owed by the acquired subsidiaries to SES. As a result, at the end of 2001 we had approximately $44.6 million in debt obligations to SES, including accrued interest at 6%, due July 2, 2002. In our acquisition of CFM, we issued 4,234,335 shares of our common stock to the former shareholders of CFM. This stock was valued at approximately $150.2 million for purchase accounting purposes. In addition, we issued options to acquire 927,427 shares of our common stock upon our assumption of outstanding options to purchase CFM common stock. These options were valued at approximately $20.4 million for purchase accounting purposes. During 2001, in light of our business levels and assessment of the carrying value of all long-lived assets, we took charges totaling $145.4 million due to the impairment of goodwill, intangible assets, and other long-lived assets that we acquired in the merger and charges of $3.7 million for facilities lease losses for idle facilities.


                          CRITICAL ACCOUNTING POLICIES

   Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories, warranty obligations, customer incentives, bad debts, investments, intangible assets, income taxes, restructuring costs, retirement benefits, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, and impairment of long-lived assets as critical to our business operations and an understanding of our results of operations. See Note 1 of Notes to the Consolidated Financial Statements for a summary of our significant accounting policies.

   Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101).

   We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1.) for equipment sales of existing products with new specifications or acceptance clauses or to a new customer, for all sales of new products, and for all sales of our wet surface preparation products, revenue is recognized upon customer acceptance; 2.) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.

   Revenues are difficult to predict, due in part to our reliance on customer acceptance related to a significant number of our shipments. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

   Warranty. Our warranties require us to repair or replace defective product or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on our systems ranges from 12 months to 36 months depending on the product. We have, as part of certain sales agreements, offered extended warranties on some products that generally extend the standard warranty period by up to one year. A provision for the estimated cost of warranty is recorded as a cost of sales based on our historical costs at the time of revenue recognition. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty repair costs that we have in the past. A significant increase in the costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such additional costs materialize.

     Inventories. Due to the changing market conditions, recent economic downturn and estimated future requirements, inventory valuation charges of approximately $26.4 million were recorded in the second half of 2001. This reserve largely covers inventories for Thermal and Omni products that were acquired in the merger with the Steag Semiconductor Division and CFM. Given the downturn in the semiconductor industry, the age of the inventories on hand and the introduction of new products, we wrote down excess inventories to net realizable value based on forecasted demand and obsolete inventories that are no longer used in current production. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. As of December 31, 2001, there was an allowance for excess and obsolete inventory of approximately $48.0 million.

   Impairment of Long-Lived Assets. We assess the impairment of identified intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on changes in strategy, market conditions and operational performance of our business. Future events, including significant negative industry or economic trends, could cause us to conclude that impairment indicators exist and that long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. See
Note 2 in Notes to the Consolidated Financial Statements regarding fiscal 2001 impairment charges.

Results of Operations

    The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net sales:

                                                           Year Ended December 31,
                                                   -------------------------------------
                                                       2001        2000          1999
                                                     -------     -------       -------
Net sales                                             100.0%       100.0%        100.0%
Cost of sales                                          86.2         51.6          51.7
Inventory valuation charges                            11.5          --            --
                                                     -------     -------       -------
Gross margin                                            2.3         48.4          48.3
                                                     -------     -------       -------
Operating expenses:
  Research, development and engineering                26.6         15.8          18.9
  Selling, general and administrative                  48.1         30.1          30.7
  In-process research and development                   4.4          --             --
  Amortization of goodwill and intangibles             14.5          --             --
  Impairment of long-lived assets
    and other charges                                  65.5          --             --
                                                     -------     -------       -------
Income (loss) from operations                        (156.8)         2.5          (1.3)
Interest and other income, net                          2.2          3.4           0.7
                                                     -------     -------       -------
Income (loss) before provision (benefit)
  for income taxes and cumulative effect of
  change in accounting principle                     (154.6)         5.9          (0.6)
Provision (benefit) for income taxes                   (8.3)         0.6           0.2
                                                     -------     -------       -------
Net income (loss) before cumulative
  effect of change in accounting principle           (146.3)         5.3         (0.8)
Cumulative effect of change in accounting principle,
  net of tax                                             --         (4.5)          --
                                                     -------     -------       -------
Net income (loss)                                    (146.3)%        0.8%        (0.8)%
                                                     =======     =======       =======


Years Ended December 31, 2001 and 2000

   Net Sales. Our net sales for the year ended December 31, 2001 were $230.1 million, compared to net sales of $180.6 million for the year ended December 31, 2000. We estimate that on a pro forma basis for the year ended December 31, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $372.7 million, so that net sales in the year 2001 would reflect a decrease of 38.3% from 2000. Net sales decreased in 2001 primarily due to the economic downturn in the semiconductor industry and also due to the timing effects of revenue recognition, where the time-lag between product shipment and customer acceptance can exceed one year. A significant proportion of products shipped during fiscal 2001 and 2000 from our Thermal and Wet product divisions (operations acquired from the STEAG Semiconductor Division and CFM) resulted in deferred revenue in accordance with our revenue recognition policy, due to the complexities of the equipment shipped and the associated acceptance clauses.

   Our total deferred revenue at December 31, 2001 was approximately $136.6 million. We expect deferred revenue to be recognized as revenue in our consolidated statement of operations in the next six to twelve months. Under the rules of the purchase method of accounting, deferred revenue relating to sales by the acquired operations are generally not carried over through the acquisition. As a result, it will take several quarters of combined operations before our net sales results normalize and can be compared across reporting periods.

   Gross Margin. Gross margin for the year ended December 31, 2001 was 2.3%, a decrease from gross margin of 48.4% for the year ended December 31, 2000. The decrease in gross margin in 2001 was due to several factors. Our costs were adversely affected by the under absorption of our production facilities, leading to manufacturing overhead inefficiencies. We currently have excess production capacity as a result of the drop in sales and bookings combined with our acquisition of additional production capacity in Germany and Exton, PA as a result of the merger. Our gross margin in 2001 was also adversely affected by the write-up of inventory acquired in the merger to fair value, as required by

Accounting Principles Board Opinion No. 16 "Business Combinations", in the amount of $13.8 million, or 6.0 percent of net sales. The effect of this write-up is expected to continue, to a lesser extent, in future quarters as this inventory acquired in the merger is sold and recorded as cost of sales. In addition, our gross margin in 2001 was adversely affected by increased provisions for excess inventories that we do not believe will be realized based on our current bookings or forecasted levels of sales, in the amount of $26.4 million, or 11.5 percent of net sales. This provision largely covers inventories for RTP and wet products that were acquired in the merger. We are also facing pricing pressure from competitors that is affecting our gross margin.

   Our gross margin has varied over the years and will continue to vary based on multiple factors including, competitive pressures, our product mix, economies of scale, overhead absorption levels, and costs associated with the introduction of new products. Our gross margin on international sales, other than sales to Canon, our distributor in Japan for RTP products, have been substantially the same as domestic sales. Sales to Canon typically carry a lower gross margin, as Canon is primarily responsible for RTP sales and support costs in Japan.

   Research, Development and Engineering. Research, development and engineering expenses were $61.1 million, or 26.6% of net sales, for the year ended December 31, 2001, compared to $28.5 million, or 15.8% of net sales, for the year ended December 31, 2000. The increase in absolute dollars in 2001 was due to additional personnel and spending resulting from the merger. The increase in research, development and engineering expense as a percentage of net sales in 2001 compared to 2000 was primarily attributable to decreased sales in 2001. During 2001, major efforts were made with regard to the improvement of our current product line of 300 mm tools and the processes they are capable of running. Improvement of the reliability of the tools was a focal point for engineering in fiscal 2001.

   Selling, General and Administrative. Selling, general and administrative expenses were $110.8 million, or 48.1% of net sales, for the year ended December 31, 2001, compared with $54.5 million, or 30.1% of net sales, for the year ended December 31, 2000. The increase in absolute dollars in 2001 was due to additional personnel and spending added by the merger. Also in 2001, the Company incurred $8.1 million of severance charges and $6.9 million bad debt charges recorded in selling, general and administrative expenses. The increase in selling, general and administrative expenses as a percentage of net sales in 2001 compared to 2000 was primarily attributable to decreased net sales in 2001 and the severance charge.

   In-process research and development. In connection with our acquisition of the STEAG Semiconductor Division, we allocated approximately $5.4 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows relating to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the purchase price allocated to in-process research and development was expensed as of the acquisition date.

   At the acquisition date, the STEAG Semiconductor Division was conducting design, development, engineering and testing activities associated with the completion of the Hybrid tool and the Single wafer tool. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for wet processing equipment.

   At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man-month data and technological progress. The STEAG Semiconductor Division had spent approximately $3.3 million on the in-process projects, and expected to spend approximately an additional $2.4 million to complete all phases of the R&D. Anticipated completion dates ranged from 10 to 18 months, at which times we expected to begin benefiting from the developed technologies.

   In making our purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

   Aggregate revenues for the developmental STEAG Semiconductor Division products were estimated to grow at a compounded annual growth rate of approximately 41 percent for the seven years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies were expected to enter the market.

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

     In connection with the acquisition of CFM, we allocated approximately $4.7 million of the purchase price to an in-process research and development project. This allocation represented the estimated fair value based on risk-adjusted cash flows related to one incomplete research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the purchase price allocated to in-process research and development was expensed as of the acquisition date.

   At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next-generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $50,000 to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times we expected to begin benefiting from the developed technology.

   In making our purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the project, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the project is based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

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

     Amortization of Goodwill and Intangibles. Goodwill and intangibles represent the purchase price of the STEAG Semiconductor Division and CFM in excess of identified tangible assets. In connection with the merger, effective January 1, 2001, we recorded $207.3 million of goodwill and intangible assets, which were being amortized on a straight-line basis over three to seven years. We recorded amortization expense of $33.5 million for the year 2001. Upon adoption of SFAS 142 on January 1, 2002, we will no longer amortize goodwill. We will continue to amortize the identified intangibles, in an amount estimated to be $6.7 million for 2002.

   Impairment of Long-Lived Assets and other charges. In the third and fourth quarters of 2001, an independent third party performed assessments of the carrying values of our long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with our acquisitions of the STEAG Semiconductor Division and CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the RTP products and certain wet products acquired in the merger, and revised projected cash flows for these products in the future. As a result of these assessments, we recorded a charge of $145.4 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows.

   Interest and Other Income, Net. Interest expense of $3.0 million was primarily related to interest on our notes payable to SES. Interest income of $4.4 million resulted from the investment of our cash balances during the year. We also had other income of $3.7 million which included losses on sales of fixed assets of $2.3 million and the remainder was due to foreign exchange gains. For the year ended December 31, 2000, we earned interest income of $6.3 million which was from the investment of the net proceeds from the sale of common stock in March 2000.

   Provision for Income Taxes. We recorded a tax benefit of $19.0 million for the year ended December 31, 2001 compared to a tax provision of $1.1 million for the year ended December 31, 2000. The tax benefit recorded in 2001, resulted from the release of the deferred tax liability recorded in conjunction with the purchase of the STEAG Semiconductor Division and CFM. FASB Statement No. 109 requires that a deferred tax liability be recorded to offset the tax impact of non-deductible identifiable intangible assets recorded as part of purchase accounting. The deferred tax liability decreases proportionally to any amortization or write-down of the identifiable intangibles. We recognized a provision for income taxes at an effective tax rate of 10% during 2000, as we were able to recognize certain benefits from our prior operating losses. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance, we have provided a full valuation allowance against our net deferred tax asset at December 31, 2001, as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realization of our deferred tax assets on a quarterly basis.


Years Ended December 31, 2000 and 1999

   Net Sales. Our net sales for the year ended December 31, 2000 were $180.6 million, representing an increase of $77.1 million, or 74.5%, over net sales of $103.5 million for the year ended December 31, 1999. Net sales of $180.6 million in 2000 reflect the company's adoption of SAB 101. Net sales increased in 2000 primarily as a result of a 98.4% increase in unit shipments and a 4.0% increase in average selling prices that was attributable to semiconductor manufacturers' need for additional capacity and new technology.

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

   Provision for Income Taxes. We recorded a tax provision of $1,068,000 for the year ended December 31, 2000 compared to $247,000 for the year ended December 31, 1999. We recognized provision for income taxes at an effective tax rate of 10% during 2000, as we were able to recognize certain benefits from our prior operating losses. In 1999 we did not recognize any tax benefits from our operating losses and the 1999 tax provision primarily relates to foreign income tax. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance, we provided a $13.2 million valuation allowance against certain net deferred tax assets at December 31, 2000, as the future realization of the tax benefit was not sufficiently assured.


Quarterly Results of Operations

   The following tables set forth our unaudited consolidated statements of operations data for each of the eight quarterly periods ended December 31, 2001. This information should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Conclusions about our future results should not be drawn from the operating results for any quarter.

                                                                            Quarter Ended (Unaudited)
                                            ----------------------------------------------------------------------------------------
                                             MAR 26,    JUN 25,    SEP 24,   DEC 31,    APR 1,      JUL 1,      SEP 30,      DEC 31,
                                              2000       2000       2000      2000       2001        2001        2001         2001
                                            --------    -------   -------   --------   --------    --------   ---------    --------
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales                                   $ 39,957    $44,484   $48,310   $ 47,879   $ 73,499    $ 71,355   $  36,643    $ 48,652
Cost of sales                                 21,606     23,048    24,318     24,151     50,327      56,190      35,356      56,477
Inventory valuation charges                     --         --        --         --         --          --        21,341       5,077
                                            --------    -------   -------   --------   --------    --------   ---------    --------
Gross profit (loss)                           18,351     21,436    23,992     23,728     23,172      15,165     (20,054)    (12,902)
                                            --------    -------   -------   --------   --------    --------   ---------    --------
Operating expenses:
  Research, development and
    engineering                                6,298      6,867     7,356      8,019     18,901      16,108      12,734      13,371
  Selling, general and administrative         10,558     12,907    14,535     16,508     31,874      23,458      26,196      29,257
  In-process research and development           --         --        --         --       10,100        --          --          --
  Amortization of goodwill and intangibles      --         --        --         --       10,399       9,624       8,730       4,704
  Impairment of long-lived assets
     and other charges                          --         --        --         --         --          --       127,684      22,982
                                            --------    -------   -------   --------   --------    --------   ---------    --------
    Total operating expenses                  16,856     19,774    21,891     24,527     71,274      49,190     175,344      70,314
                                            --------    -------   -------   --------   --------    --------   ---------    --------
Income (loss) from operations                  1,495      1,662     2,101       (799)   (48,102)    (34,025)   (195,398)    (83,216)
Interest and other income, net                   398      1,511     2,267      2,052        488       1,307       2,309         912
                                            --------    -------   -------   --------   --------    --------   ---------    --------
Income (loss) before provision (benefit)
   for income taxes and cumulative effect
   of change in accounting principle           1,893      3,173     4,368      1,253    (47,614)    (32,718)   (193,089)    (82,304)
Provision (benefit) for income taxes             189        317       437        125      2,012         397      (6,231)    (15,168)
                                             --------    -------   -------   --------   --------    --------   ---------    --------
Income before cumulative effect of
    change in accounting principle             1,704      2,856     3,931      1,128    (49,626)    (33,115)   (186,858)    (67,136)
Cumulative effect of change in
   accounting principle,
   net of tax benefit                         (8,080)      --        --         --         --          --          --          --
                                            --------    -------   -------   --------   --------    --------   ---------    --------
Net income (loss)                           $ (6,376)   $ 2,856   $ 3,931   $  1,128   $(49,626)   $(33,115)  $(186,858)   $(67,136)
                                            ========    =======   =======   ========   ========    ========   =========    ========
Net income (loss) per share before
 cumulative effect of a change
 in accounting principle:
  Basic                                     $   0.10    $  0.14   $  0.20   $   0.06   $  (1.36)   $  (0.90)  $   (5.05)   $  (1.81)
  Diluted                                   $   0.09    $  0.13   $  0.18   $   0.05   $  (1.36)   $  (0.90)  $   (5.05)   $  (1.81)

Cumulative effect of change in
 accounting principle:
  Basic                                     $ (0.48)    $  --     $  --     $   --     $   --      $   --     $    --      $   --
  Diluted                                   $ (0.42)    $  --     $  --     $   --     $   --      $   --     $    --      $   --

Net income (loss) per share:
  Basic                                     $  (0.38)   $  0.14   $  0.20   $   0.06   $  (1.36)   $  (0.90)  $   (5.05)   $  (1.81)
  Diluted                                   $  (0.33)   $  0.13   $  0.18   $   0.05   $  (1.36)   $  (0.90)  $   (5.05)   $  (1.81)

Shares used in computing
 Income (loss) per share:
  Basic                                       16,863     19,877    20,152     20,306     36,613      36,804      36,985      37,013
  Diluted                                     19,184     21,929    21,704     21,070     36,613      36,804      36,985      37,013


Liquidity and Capital Resources

($ in 000s)                                      2001         2000       1999
                                              --------     ---------   --------
Cash flows from operating activities:         $(32,276)    $(53,109)   $(9,510)
Cash flows from investing activities:           63,266      (56,463)     8,627
Cash flows from financing activities:            9,620      126,105      6,041
Net increase in cash and cash equivalents       30,626       16,466      5,102

   Our cash and cash equivalents (excluding restricted cash) and short-term investments were $69.8 million at December 31, 2001, a decrease of $2.4 million from $72.2 million held as of December 31, 2000. Stockholders' equity at December 31, 2001 was approximately $141.7 million.

   Net cash used in operating activities was $32.3 million for the year ended December 31, 2001 and $53.1 million for the year ended December 31, 2000. The net cash used in operations in 2001 was primarily attributable to the net loss of $336.7 million and a decrease in accrued liabilities of $25.4 million and accrued payables of $20.7 million. These uses of cash were offset by non-cash impairment of long-lived assets and other charges of $150.7 million and depreciation and amortization of goodwill and intangibles of $33.5 million, an increase in deferred revenue of $95.9 million, decrease in accounts receivable of $50.4 million, inventory valuation charges of $26.4 million and acquired in-process research and development of $10.1 million.

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

   The net cash of $9.5 million used in operations in 1999 was primarily attributable to the net loss of $0.8 million, an increase in accounts receivable of $11.9 million and an increase in inventories of $14.8 million, offset by non-cash depreciation and amortization of $4.8 million, a decrease in prepaid expenses and refundable income taxes of $2.7 million, an increase in accounts payable of $5.1 million and an increase in accrued liabilities of $5.4 million.

   Net cash provided by investing activities was $63.3 million for the year ended December 31, 2001 which consisted of the sale of $58.3 million of investments and cash acquired from the acquisition of STEAG and CFM of $38.0 million offset by the purchase of $17.2 million of property and equipment and $16.3 million of investments.

   Net cash used in investing activities in 2000 was $56.5 million which consisted of the purchase of $59.4 million of investments and $9.0 million of property and equipment offset by the sale of $12 million of investments. Net cash provided by investing activities in 1999 included the collection of a $3.7 million note receivable from our then chief executive officer, and the sale of $8.1 million of short-term investments, offset by the purchase of $3.3 million of property and equipment.

   Net cash provided by financing activities was $9.6 million in 2001, primarily from $9.0 million borrowings against lines of credit, $3.6 million proceeds from stock plans and $2.7 million of interest accrued on the notes payable to SES, offset by the repayment of $4.9 million against our line of credit.

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

   As a result of our acquisition of the STEAG Semiconductor Division at the beginning of 2001, we owe SES a total of approximately $44.6 million under two promissory notes which bear interest at 6.0% per year and are due July 2, 2002. One promissory note, in the amount of $26.9 million, is secured by an irrevocable standby letter of credit issued by Silicon Valley Bank, which is in turn secured by restricted cash on our balance sheet in the amount of $27.3 million. This obligation had originally been due on July 2, 2001. On November 5, 2001, SES agreed to extend the maturity date to July 2, 2002, and the interest accrued through July 2, 2001 was capitalized and added to the principal under the extended note. The note contains certain covenants, and we have been in compliance with them. The second promissory note, in the amount of 19.2 million EURO (approximately $17.1 million), is secured by the accounts receivable of two of our acquired subsidiaries, Mattson Thermal Products GmbH, Dornstadt, Germany, and Mattson Wet Products GmbH, Pliezhausen, Germany. This note contains covenants and requires us to maintain certain balances, including a minimum amount of applicable accounts receivable of at least 17.9 million EURO (approximately $15.9 million) at our relevant subsidiaries. We have been in compliance with all of these covenants.

   As of December 31, 2001, we have non-cancelable operating lease commitments of $45.8 million.

   We have made loans to certain current and former executive officers, in an aggregate amount of approximately $670,000. These loans are described in the section captioned "Certain Relationships and Related Transactions."

   Our Japanese subsidiary has entered into a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $6.9 million), secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points, which is approximately 0.81% at December 31, 2001. The term of the line is through June 20, 2002. We have guaranteed the line. At December 31, 2001, the borrowing on this line was 601.7 million Yen (approximately $4.6 million). During 2000, one of the subsidiaries we acquired as part of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $3.8 million), under which 450 million Yen (approximately $3.5 million) was borrowed. It bore interest at a per annum rate of 1.96% through March 2001 and thereafter at a rate of 1.75%, and was secured by a letter of credit in the amount of $5.1 million, which required us to maintain a restricted cash balance in the same amount. These borrowings were repaid in full in December 2001, and the line of credit was cancelled. This resulted in an increase in our unrestricted cash by approximately $1.6 million.

   On March 8, 2000 we completed a public offering of 3,000,000 shares of our common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The net proceeds of approximately $122.8 million were raised for general corporate purposes, principally working capital requirements and capital expenditures.

   On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 29, 2003, if not extended by then. All borrowings under this line will bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio, minimum tangible net worth and meeting minimum revenue targets.

   Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance and cash generated by our operations. During 2001, we had operating losses, and used net cash in our operating activities. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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


New Accounting Pronouncements

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

other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill and certain intangible assets will no longer be subject to amortization. Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization.

     Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for 2002. The Company will continue to amortize the identified intangibles, which is estimated to be $6.7 million for 2002. Amortization of goodwill and intangibles for the year ended December 31, 2001 was approximately $33.5 million including amounts related to the amortization of goodwill and intangibles of CFM and the STEAG Semiconductor Division which became impaired.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will not have a significant effect on its financial position, results of operations or cash flows.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 144 will not have a significant effect on its financial position, results of operations, or cash flows.


Mergers and Acquisitions

   On June 27, 2000, we entered into a definitive Strategic Business
Combination Agreement, subsequently amended on December 15, 2000 and November 5, 2001("Combination Agreement") to acquire eleven direct and indirect subsidiaries comprising the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division"), and we entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc. ("CFM"). Both transactions were completed simultaneously on January 1, 2001.

     Under the Combination Agreement, we issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock, valued at approximately $124 million as of the date of the amended Combination Agreement. We also paid SES $100,000 in cash, assumed certain obligations of SES and STEAG AG, the parent company of SES, and assumed certain intercompany indebtedness and obligations owed by the acquired subsidiaries to SES. We reimbursed SES $3.3 million in acquisition related costs in April 2001. At December 31, 2001, we owed SES approximately $44.6 million (including accrued interest), under two secured promissory notes. One note is in the principal amount of $26.9 million, and the other is in the principal amount of 19.2 million EUROS (approximately $17.1 million as of December 31, 2001). Each note bears interest at 6% per annum, and is due July 2, 2002. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of the STEAG Semiconductor Division are included in our condensed consolidated statement of operations from the date of acquisition. The purchase price of this acquisition was $148.6 million, which included $6.2 million of direct acquisition related costs (including the amount reimbursed to SES).

   Under the Plan of Merger with CFM, we agreed to acquire CFM in a stock-for-stock merger in which we issued 4,234,335 shares of our common stock, valued at approximately $150.2 million. In addition, we assumed all outstanding CFM stock options, which resulted in our issuance of options to acquire 927,457 shares of our common stock, valued at approximately $20.4 million. The merger has been accounted for under the purchase method of accounting and the results of operations of CFM are included in our consolidated statement of operations from the date of acquisition. The purchase price of the acquisition of CFM was $174.6 million, which included $4.0 million of direct acquisition related costs.

   Under the Combination Agreement and the Plan of Merger, we also agreed to grant options to purchase 850,000 shares of our common stock to employees of the STEAG Semiconductor Division and options to purchase 500,000 shares of our common stock to employees of CFM subsequent to the closing of the transactions. These options are not included in the purchase price of the STEAG Semiconductor Division or CFM.

   As a result of our acquisition of the STEAG Semiconductor Division, SES holds approximately 32% of our common stock and currently has two representatives on our board of directors. As part of the acquisition, we entered into several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain of our German subsidiaries for a term of one year. In 2001, we paid to SES approximately $988,000 in connection with the purchase of services or supplies pursuant to the transition services agreements. In addition, we have a manufacturing supply contract with a company affiliated with SES, under which we had the right to utilize manufacturing and assembly services based on an hourly rate. For 2001, we purchased $3.7 million worth of such manufacturing and assembly services.

   In February 2001, we announced plans to divest our single-wafer RT-CVD business unit, previously known as STEAG CVD Systems. The business unit, which was acquired as part of the STEAG Semiconductor Division, included lamp-based RT-CVD tools that did not fit with our strategic roadmap for thermal and CVD products.

   In April 2001, we acquired 97% of the outstanding shares of R.F. Services, Inc. for a cash price of $928,800 (including acquisition-related costs of $41,500). Brad Mattson, former Chief Executive Officer of the Company, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that company.


     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Semiconductor Equipment Industry is Cyclical, is Currently Experiencing a Severe and Prolonged Downturn, and Causes Our Operating Results to Fluctuate Significantly.

      The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. Increased price competition may result, causing pressure on our net sales, gross margin and net income. We are experiencing cancellations, delays and push-outs of orders, which reduce our revenues, cause delays in our ability to recognize revenue on the orders and reduce backlog. Further order cancellations, reductions in order size or delays in orders will materially adversely affect our business and results of operations.

      Following the very strong year in 2000, the semiconductor industry is now in the midst of a significant and prolonged downturn, and we and other industry participants are experiencing lower bookings, significant push outs and cancellations of orders. The severity and duration of the downturn are unknown, but is impairing our ability to sell our systems and to operate profitably. If demand for semiconductor devices and our systems remains depressed for an extended period, it will seriously harm our business.

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we are a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibit us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2001, our net loss was $336.7 million, compared to net income of $1.5 million for the year ended December 31, 2000. The net loss in 2001 reflected the impact of our decline in net sales, and unusual charges of $209.1 million, including impairment charges, effects of APB 16 inventory charges, inventory valuation charges and write-downs, restructuring costs and in-process research and development write-offs. If our actions to date are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our long-term business prospects.

We are Exposed to the Risks Associated with Industry Overcapacity, Including Reduced Capital Expenditures, Decreased Demand for Our Products and the Inability of Many of Our Customers to Pay for Our Products.

      As a result of the recent economic downturn, inventory buildups in telecommunication products and slower than expected personal computer sales have resulted in overcapacity of semiconductor devices and has caused semiconductor manufacturers to experience cash flow problems and reduce their capital spending. As our business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities, continued overcapacity and reductions in capital expenditures by our customers could cause further delays or decreased demand for our products. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels.

      In addition, many semiconductor manufacturers are continuing to forecast that revenues in the short-term will remain flat or lower than in previous high-demand years, and we believe that some customers may experience cash flow problems. As a result, if customers are not successful generating sufficient revenue or securing alternative financing arrangements, we may be unable to close sales or collect accounts receivables from such customers or potential customers, and may be required to take additional reserves against our accounts receivables.

The Merger with STEAG and CFM May Fail to Achieve Beneficial Synergies and We May Be Unable to Efficiently Integrate the Operations of Our Acquisitions.

      We entered into the merger transaction with the expectation that it would result in beneficial synergies between and among the semiconductor equipment businesses of the three combined companies. Achieving these anticipated synergies and their potential benefits would depend on a number of factors, some of which include:

     * our ability to timely develop new products and integrate the products and sales efforts of the combined company; and

     * competitive conditions and cyclicality in the semiconductor manufacturing process equipment market.

      If we are able to realize the anticipated benefits of these acquisitions, the operations of STEAG and CFM must be integrated and combined efficiently. Although we have commenced these integration activities, the process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has presented and is expected to continue to present a significant challenge to our management. In addition, we have incurred substantial restructuring costs in order to achieve desired synergies of the transactions, including severance costs associated with headcount reductions due to duplication; and asset write-offs associated with manufacturing and facility consolidations. We may incur additional costs associated with improving existing and implementing new operational and financial systems, procedures and controls to fully integrate the three businesses. The dedication of management resources to the integration has detracted, and may continue to detract, attention from the day-to-day business. The difficulties of integration are increased by the necessity of combining personnel with disparate business backgrounds, combining different corporate cultures and utilizing incompatible financial systems. We may incur additional costs associated with these activities, which could materially reduce our short-term earnings.

      Even with the integrated operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on our business, results of operations, and financial condition.

We Will Need to Improve or Implement New Systems, Procedures and Controls.

      The integration of STEAG and CFM and their operational and financial systems and controls has placed a significant strain on our management information systems and our administrative, operational and financial resources. To efficiently manage the combined company, we must improve our existing and implement new operational and financial systems, procedures and controls. Since the merger, we have commenced integration of the businesses, systems and controls of the three companies, however, each business has historically used a different financial system, and the resulting integration and consolidation has placed and will continue to place substantial demands on our management resources. Improving or implementing new systems, procedures and controls may be costly, and may place further burdens on our management and internal resources. If we are unable to improve our existing or implement new systems, procedures and controls in a timely manner, our business could be seriously harmed.

Our Results of Operations May Suffer if We Do Not Effectively Manage Our Inventory.

      To achieve commercial success with our product lines, we will need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to rapidly changing customer specifications. For example, in the quarters ended September 30, 2001 and December 31, 2001, we took inventory valuation charges of $26.4 million. If we are not successfully able to manage our inventory, including our spare parts inventory, we may need to write off unsaleable or obsolete inventory, which would adversely affect our results of operations.

Warranty Claims in Excess of Our Projections Could Seriously Harm Our Business.

      We offer a warranty on our products. The cost associated with our warranty is significant, and in the event our projections and estimates of this cost are inaccurate our financial performance could be seriously harmed. In addition, if we experienced product failures at an unexpectedly high level, our reputation in the marketplace could be damaged and our business would suffer.

We May Need Additional Capital, Which May Not Be Available and
Which Could Be Dilutive to Existing Stockholders.

      Based on current projections, we believe that our current cash and investments along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management's projections are based on our ability to manage inventories and collect accounts receivable balances in this market downturn. If we are unable to manage our inventories or accounts receivable balances, or if we otherwise experience higher operating costs or lower revenue than we anticipate, then we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing or other sources to fund our operations. We may not be able to obtain adequate or favorable financing when needed. If we fail to raise capital when needed, we would be unable to continue operating our business as we plan, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. In addition, any future equity securities may have rights, preferences or privileges senior to our common stock. Furthermore, debt financing, if available, may involve restrictive covenants on our operations.

If We Are Unable to Repay Amounts Due to STEAG in July 2002, Our Business Could Be Harmed.

     In connection with our acquisition of the STEAG Electronics Division, we assumed certain obligations to STEAG Electronic Systems AG ("SES"), including certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for a secured promissory note in the principal amount of $26.9 million, with an interest rate of 6%. This note is secured by restricted cash in the amount of $26.9 million. We are also obligated to pay SES approximately Euro
19.2 million (approximately $17.1 million as of December 31, 2001) under a second promissory note, which is secured by accounts receivable of two of our subsidiaries in Germany. As this second note is payable in Euros, we have exposure for exchange rate volatility. Under both of these obligations, including accrued interest, we owe approximately $44.6 million as of December 31, 2001 to SES, which is due on July 2, 2002. At the due date, we will be required to repay these obligations in full. If we are unable to repay the amounts due on the due date, STEAG could foreclose on the loans, resulting in significant harm to our business and financial condition.

Our Financial Reporting may be Delayed and Our Business may be Harmed if Our Independent Public Accountant, Arthur Andersen LLP, is Unable to Perform Required Services.

      On March 14, 2002, our independent public accounting firm, Arthur Andersen LLP, was indicted for alleged obstruction of justice arising from the federal government's investigation of Enron Corporation. Arthur Andersen pleaded not guilty to the charges, and indicated that it intends to defend itself vigorously. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant. The SEC has announced that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make required representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us in a timely manner. This in turn could damage or delay our access to the capital markets, and could be disruptive to our operations and affect the price and liquidity of our securities. Certain investors, including significant mutual funds and institutional investors, may choose not to hold or invest in securities of issuers that do not have current financial reports available. In such a case, we would promptly seek to engage other independent public accountants or take such other actions as may be necessary to enable us to timely file required financial reports. In addition, relief that may otherwise be available to shareholders under the federal securities laws against auditing firms may not be available as a practical matter against Arthur Andersen should it cease to operate or become financially impaired.


New Accounting Guidance Under SAB 101 Has Resulted in Delayed
Recognition of Our Revenue.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 101 has resulted in a change from the established practice of recognizing revenue at the time of shipment of a system, and instead delaying revenue recognition in part or totally until the time of customer acceptance. We adopted SAB 101 effective in the fourth quarter of fiscal 2000, retroactive to January 1, 2000, with the impact recorded as a cumulative effect in the first quarter of 2000. In some situations, application of this accounting guidance delays the recognition of revenue that would otherwise have been recognized in earlier periods. As a result, our reported revenue may fluctuate more widely and reported revenue for a particular fiscal period might not meet the expectations of financial analysts or investors. A delay in recognition of revenue resulting from application of this guidance, while not affecting our cash flow, could adversely affect our results of operations, which could cause the value of our common stock to fall.


We Depend on Large Purchases From a Few Customers, and Any Loss, Cancellation, Reduction or Delay in Purchases By, or Failure to Collect Receivables From, These Customers Could Harm Our Business.

      Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $500,000 to over $2.2 million. Our lengthy sales cycle for each system, coupled with customers' capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter is not expected to include all orders required to achieve our sales objectives for that quarter. As a result, our net sales and operating results for a quarter depend on our ability to ship orders as scheduled during that quarter as well as obtain new orders for systems to be shipped in that same quarter. During the fourth quarter of 2001, we experienced lower bookings, significant push outs and cancellation of orders. Any delay in scheduled shipments or in acceptances of shipped products would delay our ability to recognize revenue, collect outstanding accounts receivable, and would materially adversely affect our operating results for that quarter. A delay in a shipment or customer acceptance near the end of a quarter may cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors.

      If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted. Our list of major customers changes substantially from year to year, and we cannot predict whether a major customer in one year will make significant purchases from us in future years. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from year to year. If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted.

Our Quarterly Operating Results Fluctuate Significantly and Are Difficult to Predict, and May Fall Short of Anticipated Levels, Which Could Cause Our Stock Price to Decline.

      Our quarterly revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. This fluctuation is due to a number of factors, including:

     o    cyclicality of the semiconductor industry;

     o    delays, cancellations and push-outs of orders by our customers;

     o    delayed payments of invoices by our customers;

     o    size and timing of sales and shipments of our products;

     o entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

     o    sudden changes in component prices or availability;

     o    variability in the mix of products sold;

     o manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins;

     o higher fixed costs due to increased levels of research and development or patent litigation costs; and

     o successful expansion of our worldwide sales and marketing organization.

      A substantial percentage of our operating expenses are fixed in the short term and we may be unable to adjust spending to compensate for an unexpected shortfall in revenues. As a result, any delay in generating or recognizing revenues could cause our operating results to be below the expectations of market analysts or investors, which could cause the price of our common stock to decline.


We Incurred Net Operating Losses for the Fiscal Years 1998, 1999 and 2001. We May Not Achieve or Maintain Profitability on an Annual Basis, and If We Do Not, We May Not Utilize Deferred Tax Assets.

      We incurred net losses of approximately $22.4 million for the year ended December 31, 1998, $0.8 million for the year ended December 31, 1999, and $336.7 million for the year ended December 31, 2001. We expect to continue to incur significant research and development and selling, general and administrative expenses and may not return to profitability in 2002. We will need to generate significant increases in net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so. Our ability to realize our deferred tax assets in future periods will depend on our ability to achieve and maintain profitability on an annual basis.


As a Result of the Industry Downturn, We Have Implemented a Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel.

      In connection with our efforts to streamline operations, reduce costs and bring our staffing and structure in line with current demand for our products, we recently restructured our organization and reduced our workforce by 466 full-time positions and 103 consultant positions in 2001. We have incurred costs of $8.1 million associated with the workforce reduction related to severance and other employee-related costs in 2001, and may incur further costs if additional restructuring is needed to right size our business further or bring our costs down to respond to continued industry and economic slowdowns. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our common stock have decreased the value of our stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices. Continuity of personnel can be an important factor in the successful sales of our products and completion of our development projects, and ongoing turnover in our sales and research and development personnel could materially and adversely impact our sales, development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Our Lengthy Sales Cycle Increases Our Costs and Reduces the Predictability of Our Revenue.

      Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time consuming internal procedures associated with the evaluation, testing, implementation, and introduction of new technologies into our customers' manufacturing facilities. Potential new customers evaluate the need to acquire new semiconductor manufacturing equipment infrequently. Even after the customer determines that our systems meet their qualification criteria, we experience delays finalizing system sales while the customer obtains approval for the purchase and constructs new facilities or expands its existing facilities. We may expend significant sales and marketing expenses during this evaluation period. The time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. In this difficult economic climate, the average sales cycle has lengthened even further and is expected to continue to make it difficult to accurately forecast future sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.


We Are Highly Dependent on Our International Sales, and Face Significant Economic and Regulatory Risks Because a Majority of Our Net Sales Are From Outside the United States.

      Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts by opening an office in China. Our sales to customers located in Taiwan, Japan, and other Asian countries accounted for 47% of our total sales in 2001, 54% in 2000, and 59% in 1999. During 2001, Europe also emerged as an important region for our business, contributing 31% of our sales. During 2000 and 1999, sales to customers in Europe accounted for 14% and 11%, respectively. Our international sales accounted for 78% of our total net sales in 2001, 69% in 2000 and 71% in 1999 and we anticipate international sales will continue to account for a significant portion of our future net sales. Because of our continuing dependence upon international sales, however, we are subject to a number of risks associated with international business activities, including:

     o unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes, or export license requirements;

     o    exchange rate volatility;

     o the need to comply with a wide variety of foreign and U.S. export laws;

     o    political and economic instability, particularly in Asia;

     o    differing labor regulations;

     o    reduced protection for intellectual property;

     o    difficulties in accounts receivable collections;

     o    difficulties in managing distributors or representatives;

     o    difficulties in staffing and managing foreign subsidiary operations;
          and

     o    changes in tariffs or taxes.

      In the U.S., our sales to date have been denominated primarily in U.S. dollars, while our sales in Japan are usually denominated in Japanese Yen. Our sales to date in Europe have been denominated in various currencies, currently primarily U.S. dollars and the Euro. Our sales in foreign currencies are subject to risks of currency fluctuation. Although we have, adopted a foreign currency hedging program, to date we have engaged in immaterial amounts hedging transactions or used derivative financial instruments to mitigate our currency risks. For U.S. dollar sales in foreign countries, our products become less price-competitive where the local currency is declining in value compared to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins.

      In addition, we are exposed to the risks of operating a global business, and maintain certain manufacturing facilities in Germany. Managing our global operations presents challenges, including varying business conditions and demands, political instability, export restrictions and fluctuations in interest and currency exchange rates.


We May Not Achieve Anticipated Revenue Growth if We Are Not Selected as "Vendor Of Choice" for New or Expanded Fabrication Facilities or If Our Systems and Products Do Not Achieve Broader Market Acceptance.

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

      Because of continual changes in the markets in which our customers and we compete, our future success will depend in part upon our ability to continue to improve our systems and technologies. These markets are characterized by rapidly changing technology, evolving industry standards, and continuous improvements in products and services. Due to the continual changes in these markets, our success will also depend upon our ability to develop new technologies and systems that compete effectively on the basis of price and performance and that adequately address customer requirements. In addition, we must adapt our systems and processes to support emerging target market industry standards.

      The success of any new systems we introduce is dependent on a number of factors, including timely completion of new system designs accepted by the market, and may be adversely affected by manufacturing inefficiencies and the challenge of producing systems in volume which meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. In particular, the transition of the market to 300 mm wafers will present us with both an opportunity and a risk. To the extent that we are unable to introduce 300mm systems that meet customer requirements on a timely basis, our business could be harmed. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and estimated product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations. Because of the complexity of our systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments.

The Timing of the Transition to 300mm Technology is Uncertain and Competition May Be Intense.

      We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry's transition to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced demand for semiconductors. Delay in the transition to 300mm manufacturing technology could adversely affect our potential revenues and opportunities for future growth. Moreover, delay in the transition to 300mm technology could permit our competitors to introduce competing or superior 300mm products at more competitive prices, causing competition to become more vigorous.


Delays or Technical and Manufacturing Difficulties Incurred in the Introduction of New Products Could Be Costly and Adversely Affect Our Customer Relationships.

      From time to time, we have experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. For example, our inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect our business and results of operations, as well as our customer relationships. In addition, we may from time to time incur unanticipated costs to ensure the functionality and reliability of our products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, we could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable, and additional service and warranty expenses, all of which could materially adversely affect our business and results of operations.


We May Not Be Able To Continue To Successfully Compete in the Highly Competitive Semiconductor Industry.

      The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

     o    system performance;

     o    cost of ownership;

     o    size of installed base;

     o    breadth of product line; and

     o    customer support.

      The following characteristics of our major competitors' systems may give them a competitive advantage over us:

     o    broader product lines;

     o    longer operating history;

     o    greater experience with high volume manufacturing;

     o    broader name recognition;

     o    substantially larger customer bases; and

     o    substantially greater financial, technical, and marketing resources.

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

We Depend Upon a Limited Number of Suppliers for Some Components and Subassemblies, and Supply Shortages or the Loss of These Suppliers Could Result In Increased Cost or Delays in Manufacture and Sale of Our Products.

      We rely to a substantial extent on outside vendors to manufacture many of the components and subassemblies of our systems. We obtain some of these components and subassemblies from a sole source or a limited group of suppliers. Because of our anticipated reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components. Although we currently experience minimal delays in receiving goods from our suppliers, when demand for semiconductor equipment is strong, as it was in 2000, our suppliers strained to provide components on a timely basis.

      In addition, during periods of shortages of components, we may have reduced control over pricing and timely delivery of components. We often quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase the cost of components or subassemblies, we may not have alternative sources of supply and may no longer be able to increase the cost of the system being evaluated by our customers to cover all or part of the increased cost of components.

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

      Our success will depend to a large extent upon the efforts and abilities of our executive officers, our current management and our technical staff, any of whom would be difficult to replace. Several of our executive officers have recently joined us or have assumed new responsibilities at the company. The addition, reassignment or loss of key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and result in lost sales and diversion of management resources.


Because of Competition for Additional Qualified Personnel, We May Not Be Able To Recruit or Retain Necessary Personnel, Which Could Impede Development or Sales of Our Products.

      Our growth will depend on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales, and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Historically, competition for such personnel has been intense in all of our locations, but particularly in the San Francisco Bay Area where our headquarters is located. If we are unable to retain existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

      If the current downturn ends suddenly, we may not have enough personnel to promptly return to our previous production levels. If we are unable to expand our existing manufacturing capacity to meet demand, a customer's placement of a large order for our products during a particular period might deter other customers from placing similar orders with us for the same period. It could be difficult for us to rapidly recruit and train substantial numbers of qualified technical personnel to meet increased demand.

If We Are Unable to Protect Our Intellectual Property, We May Lose a Valuable Asset, Experience Reduced Market Share, and Efforts to Protect Our Intellectual Property May Require Additional Costly Litigation.

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

      We are currently litigating several matters involving our wet division intellectual property. These legal proceedings, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management's attention and resources. There can be no assurance as to the outcome of current or future legal proceedings or claims. Defenses or counterclaims in these proceedings could result in the nullification of any or all of the subject patents.


We Might Face Intellectual Property Infringement Claims that May Be Costly to Resolve and Could Divert Management Attention Including the Potential for Patent Infringement Litigation as a Result of Our Increased Market Strength in RTP and Entry into the Wet Processing Market.

      We may from time to time be subject to claims of infringement of other parties' proprietary rights. Competitors alleging infringement of such competitors' patents have in the past sued our acquired company, STEAG Semiconductor Division. Although all such historic lawsuits have been settled or terminated, the risk of further intellectual property litigation for us may be increased following the expansion of our business after the merger.

      Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties, and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.


Our Failure to Comply with Environmental Regulations Could Result in Substantial Liability.

      We are subject to a variety of federal, state, local, and foreign laws, rules, and regulations relating to environmental protection. These laws, rules, and regulations govern the use, storage, discharge, and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, personal injury, and fines or suspension or cessation of our operations. We may be subject to liability if our acquired companies have past violations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

The Effect of Terrorist Threats on the General Economy Could Decrease Our Revenues.

      On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington D.C. The potential near- and long-term impact these attacks may have in regards to our suppliers and customers, markets for their products and the U.S. economy are uncertain. There may be other potential adverse effects on our operating results due to this significant event that we cannot foresee.


Future Sales of Shares by STEAG Could Adversely Affect the Market Price of Our Common Stock.

      There are approximately 37.0 million shares of our common stock outstanding as of December 31, 2001, of which approximately 11.8 million (or 32%) are held beneficially by STEAG. STEAG has agreed to restrictions on its ability to acquire additional shares of our stock, other than to maintain its percentage ownership in us, and from soliciting proxies and certain other standstill restrictions in connection with voting shares of our common stock, for a period of five years after its acquisition of the stock. STEAG may sell these shares in the public markets from time to time, subject to certain limitations on the timing, amount and method of such sales imposed by SEC regulations, and STEAG has the right to require us to register for resale all or a portion of the shares they hold. If STEAG were to sell a large number of shares, the market price of our common stock could decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.


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

      The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. We believe that a number of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

     o general conditions in the semiconductor industry or in the worldwide economy;

     o    announcements of developments related to our business;

     o    fluctuations in our operating results and order levels;

     o announcements of technological innovations by us or by our competitors;

     o    new products or product enhancements by us or by our competitors;

     o developments in patent litigation or other intellectual property rights; or

     o developments in our relationships with our customers, distributors, and suppliers.

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


Any Future Business Acquisitions May Disrupt Our Business, Dilute
Stockholder Value, or Distract Management Attention.

      As part of our ongoing business strategy, we may consider additional acquisitions of, or significant investments in, businesses that offer products, services, and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     o difficulty of assimilating the operations, products, and personnel of the acquired businesses;

     o    potential disruption of our ongoing business;

     o    unanticipated costs associated with the acquisition;

     o inability of management to manage the financial and strategic position of acquired or developed products, services, and technologies;

     o inability to maintain uniform standards, controls, policies, and procedures; and

     o impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

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



ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

   Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates.

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio and the fair value of each as of December 31, 2001.




                                                                 Fair Value
                                                                December 31,
                                                                    2001
                                                               --------------
                                                               (In thousands)
    Assets
    Cash and cash equivalents.................................    $64,057
      Average interest rate...................................      1.60%
    Restricted cash...........................................    $27,300
      Average interest rate...................................      1.00%
   Short-term investments.....................................    $ 5,785
      Average interest rate...................................      4.25%

Foreign Currency Risk

   We transact business in various foreign countries. During 2000, we employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge foreign currency fluctuations with Japan. The goal of the hedging program is to lock in exchange rates to minimize the impact to us of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

   The following table provides information as of December 31, 2001 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.


                                                            Average   Estimated
                                                  Notional  Contract    Fair
                                                   Amount    Rate       Value
                                                   ------    ----       -----
                                                   (In thousands, except for
                                                    average contract rate)

    Foreign currency forward exchange contracts:
      Japanese Yen............................     $8,060   120.51     $7,330


   The local currency is the functional currency for all foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. In addition, a payment obligation to STEAG AG in the amount estimated to be $17.1 million is payable in EUROS and, accordingly, there exists exposure for exchange rate volatility. The exposure for the exchange rate volatility of the STEAG payment obligation has been mostly neutralized by using a natural balance sheet hedge and keeping EUROS in a foreign currency bank account. The balance of this bank account was 17.1 million EUROS at December 31, 2001.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                          ----

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000 .........      43

Consolidated Statements of Operations for the years ended December 31,
 2001, 2000 and 1999 .................................................      44

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2001, 2000 and 1999 ....................................      45

Consolidated Statements of Cash Flows for the years ended December 31,
 2001, 2000 and 1999 .................................................      46

Notes to Consolidated Financial Statements ...........................      47

Report of Independent Public Accountants .............................      67

Financial Statement Schedules:

  Schedule II ........................................................      82

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          As of December 31,
                                                                  ---------------------------------
                                                                     2001                    2000
                                                                   ---------              ---------
                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  64,057              $  33,431
  Restricted cash                                                     27,300                 31,995
  Short-term investments                                               5,785                 38,814
  Accounts receivable, net of allowance for
     doubtful accounts of $12,473 and $501 in
     2001 and 2000, respectively                                      38,664                 20,425
  Advance billings                                                    61,874                 40,704
  Inventories                                                         65,987                 43,905
  Inventories - delivered systems                                     74,002                 11,528
  Deferred tax assets                                                   --                    4,010
  Prepaid expenses and other current assets                           18,321                  8,963
                                                                   ---------              ---------
       Total current assets                                          355,990                233,775
Property and equipment                                                33,508                 15,953
Long-term investments                                                   --                    9,287
Deferred tax assets                                                     --                    2,403
Goodwill, intangibles and other assets                                43,207                  8,250
                                                                   ---------              ---------
                                                                   $ 432,705              $ 269,668
                                                                   =========              =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - STEAG Electronic Systems AG, a shareholder       $  44,613              $    --
  Current portion of long-term debt                                      289                   --
  Line of credit                                                       4,589                   --
  Accounts payable                                                    14,175                 15,091
  Accrued liabilities                                                 78,459                 27,746
  Deferred revenue                                                   136,580                 40,704
  Deferred income taxes                                                3,241                   --
                                                                    ---------             ---------
       Total current liabilities                                     281,946                 83,541
                                                                   ---------              ---------

Long-term liabilities:
  Long-term debt                                                       1,001                   --
  Deferred income taxes                                                8,020                   --
                                                                   ---------              ---------
       Total long-term liabilities                                     9,021                   --
                                                                   ---------              ---------
       Total liabilities                                             290,967                 83,541
                                                                   ---------              ---------

Commitments and contingencies (Note 13)

Stockholders' equity:
  Common stock, par value $0.001, 120,000
    authorized shares; 37,406 shares issued and 37,032 shares
    outstanding in 2001; 20,815 shares
    issued and 20,440 shares outstanding in 2000                          37                     20
  Additional paid-in capital                                         497,536                198,835
  Accumulated other comprehensive loss                                (6,553)                  (181)
  Treasury stock, 375 shares in 2001 and 2000 at cost                 (2,987)                (2,987)
  Retained deficit                                                  (346,295)                (9,560)
                                                                   ---------              ---------
       Total stockholders' equity                                    141,738                186,127
                                                                   ---------              ---------
                                                                   $ 432,705              $ 269,668
                                                                   =========              =========


          See accompanying notes to consolidated financial statements.

               MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Year Ended December 31,
                                             --------------------------------------------
                                                2001             2000            1999
                                              ---------       ---------       ---------

Net sales                                     $ 230,149       $ 180,630       $ 103,458
Cost of sales                                   198,350          93,123          53,472
Inventory valuation charges                      26,418            --              --
                                              ---------       ---------       ---------
  Gross profit                                    5,381          87,507          49,986
                                              ---------       ---------       ---------
Operating expenses:
  Research, development and engineering          61,114          28,540          19,547
  Selling, general and administrative           110,785          54,508          31,784
  Acquired in-process research and
   development                                   10,100            --              --
  Amortization of goodwill and
   intangibles                                   33,457            --              --
  Impairment of long-lived assets and
   other charges                                150,666            --              --
                                              ---------       ---------       ---------
     Total operating expenses                   366,122          83,048          51,331
                                              ---------       ---------       ---------
Income (loss) from operations                  (360,741)          4,459          (1,345)
Interest expense                                 (2,989)            (55)            (68)
Interest income                                   4,354           6,251             726
Other income, net                                 3,651              32              85
                                              ---------       ---------       ---------
Income (loss) before provision (benefit)
 for income taxes and cumulative effect
 of change in accounting principle             (355,725)         10,687            (602)
Provision (benefit) for income taxes            (18,990)          1,068             247
                                              ---------       ---------       ---------
Income (loss) before cumulative effect
 of change in accounting principle             (336,735)          9,619            (849)
Cumulative effect of change in
 accounting principle, net of tax                  --            (8,080)           --
                                              ---------       ---------       ---------
Net income (loss)                             $(336,735)      $   1,539       $    (849)
                                              =========       =========       =========
Income (loss) per share before
  cumulative effect of a change in
  accounting principle:
     Basic                                    $   (9.14)      $    0.50       $   (0.05)
     Diluted                                  $   (9.14)      $    0.45       $   (0.05)
Cumulative effect of change in
 accounting principle
     Basic                                    $    --         $   (0.42)      $    --
     Diluted                                  $    --         $   (0.38)      $    --
Net income (loss) per share:
     Basic                                    $   (9.14)      $    0.08       $   (0.05)
     Diluted                                  $   (9.14)      $    0.07       $   (0.05)
Shares used in computing net
 income (loss) per share:
     Basic                                       36,854          19,300          15,730
     Diluted                                     36,854          21,116          15,730

Pro forma amounts with the change in
 accounting principle related to revenue
 applied retroactively:
       Net sales                                    N/A             N/A       $ 102,781
       Net loss                                     N/A             N/A       $  (3,036)
       Net loss per share:
          Basic                                     N/A             N/A       $   (0.19)
          Diluted                                   N/A             N/A       $   (0.19)




          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                            Accumulated
                                              Common Stock                     Other        Treasury Stock
                                            ----------------   Additional  Comprehensive    --------------
                                                                Paid-In       Income                           Retained
                                            Shares    Amount    Capital       (Loss)      Shares    Amount     Deficit      Total
                                            -------   ------    -------      -------      ------    ------     --------    -------

Balance at December 31, 1998                 15,772      $16     $63,239       $(138)     (375)   $(2,987)    $(10,250)   $49,880
Components of comprehensive loss:
   Net loss                                    --       --          --          --        --         --           (849)      (849)
  Cumulative translation adjustments           --       --          --           (53)     --         --                       (53)
                                                                                                                          -------
    Comprehensive loss                         --       --          --          --        --         --           --         (902)
                                                                                                                          -------
Exercise of stock options                       456     --         1,431        --        --         --           --        1,431
Shares issued under employee
 stock purchase plan                            363     --         1,610        --        --         --           --        1,610
                                            -------      ---    --------     -------     -----    -------    ---------    -------
Balance at December 31, 1999                 16,591       16      66,280        (191)     (375)    (2,987)     (11,099)    52,019

Components of comprehensive
 income (loss):
   Net income                                  --       --          --          --        --         --          1,539      1,539
   Cumulative translation adjustments          --       --          --           (67)     --         --           --          (67)
   Unrealized gain on investments              --       --          --            77      --         --           --           77
                                                                                                                          -------
    Comprehensive income (loss)                --       --          --          --        --         --           --        1,549
                                                                                                                          -------
Exercise of stock options                       652        1       3,506        --        --         --           --        3,507
Shares issued under employee stock
  purchase plan                                 482     --         2,848        --        --         --           --        2,848
Income tax benefits realized from
  activity in employee stock plans             --       --         3,454        --        --         --           --        3,454
Issuance of Common Stock, net
  of offering costs                           3,090        3     122,747        --        --         --           --      122,750
                                            -------      ---    --------     -------     -----    -------    ---------    -------
Balance at December 31, 2000                 20,815       20     198,835        (181)     (375)    (2,987)      (9,560)   186,127

Components of comprehensive loss:
  Net loss                                     --       --          --          --        --         --       (336,735)  (336,735)
  Cumulative translation adjustments           --       --          --        (6,463)     --         --           --       (6,463)
  Increase in minimum pension liability        --       --          --            36      --         --           --           36
  Unrealized loss on investments               --       --          --           (61)     --         --           --          (61)
  Accumulated derivative gain                  --       --          --           116      --         --           --          116
                                                                                                                          -------
   Comprehensive loss                          --       --          --          --        --         --           --     (343,107)
                                                                                                                          -------

Exercise of stock options                       362        1       2,418        --        --         --           --        2,419
Shares issued to Concept shareholder             20     --          --          --        --         --           --         --
Shares issued to STEAG shareholders          11,850       12     124,176        --        --         --           --      124,188
Shares issued to CFM shareholders             4,234        4     170,614        --        --         --           --      170,618
Shares issued under employee stock
   purchase plan                                125     --         1,161        --        --         --           --        1,161
Income tax benefits realized from
  activity in employee stock plans             --       --           332        --        --         --           --          332
                                            -------      ---    --------     -------     -----    -------    ---------   ---------
Balance at December 31, 2001                 37,406      $37    $497,536     $(6,553)     (375)   $(2,987)   $(346,295)  $ 141,738
                                            =======      ===    ========     =======     =====    =======    =========   =========



          See accompanying notes to consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                               `              2001             2000            1999
                                                            ---------       ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                         $(336,735)      $   1,539       $    (849)
  Adjustments  to reconcile  net income (loss)
   to net cash used in operating activities:
     Cumulative effect of accounting change,
       net of tax                                                --             8,080            --
     Depreciation                                              16,611           4,535           4,801
     Deferred taxes                                           (19,673)         (6,413)
     Provision for allowance for doubtful accounts              6,850            --              --
     Inventory valuation charges                               26,418            --              --
     Amortization of goodwill and intangibles                  33,457            --              --
     Impairment of long-lived assets and other charges        150,666            --              --
     Loss on disposal of fixed assets                           2,256             113            --
     Acquired  in-process  research and development            10,100            --              --
     Income tax benefit realized from activity
       in employee stock plans                                    332           3,454            --
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Restricted cash                                          4,695         (31,995)           --
       Accounts receivable                                     50,360         (39,629)        (11,886)
       Advance billings                                       (21,170)           --              --
       Inventories                                             56,638         (30,059)        (14,822)
       Inventories - delivered systems                        (62,474)           --              --
       Prepaid expenses and other current assets               (3,180)         (6,664)           (603)
       Other assets                                             2,695          (5,402)             39
       Accounts payable                                       (20,656)          6,597           5,095
       Accrued liabilities                                    (25,357)         11,419           5,415
       Deferred revenue                                        95,891          31,316            --
       Refundable income taxes                                   --              --             3,300
                                                            ---------       ---------       ---------
Net cash used in operating activities                         (32,276)        (53,109)         (9,510)
                                                            ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                         (17,209)         (9,041)         (3,250)
  Proceeds from the sale of equipment                             486            --              --
  Note receivable from stockholder                               --              --             3,749
  Purchases of available for sale investments                 (16,314)        (59,406)           --
  Proceeds from the sale and maturity of
    available for sale investments                             58,257          11,984           8,128
  Net cash acquired from acquisitions                          38,046            --              --
                                                            ---------       ---------       ---------
Net cash provided by (used in) investing
  activities                                                   63,266         (56,463)          8,627
                                                            ---------       ---------       ---------
Cash flows from financing activities:
  Payment on line of credit                                    (4,888)         (3,000)           --
  Borrowings against line of credit                             9,043            --             3,000
  Payment on STEAG notes payable                                 (805)
  Change in interest accrual on STEAG notes payable             2,690            --              --
  Proceeds from the issuance of common stock,
   net of offering costs                                           --         122,750            --
  Proceeds from stock plans                                     3,580           6,355           3,041
                                                            ---------       ---------       ---------
Net cash provided by financing activities                       9,620         126,105           6,041
                                                            ---------       ---------       ---------
Effect of exchange rate changes on cash
  and cash equivalents                                         (9,984)            (67)            (56)
                                                            ---------       ---------       ---------
Net increase in cash and cash equivalents                      30,626          16,466           5,102
Cash and cash equivalents, beginning of year                   33,431          16,965          11,863
                                                            ---------       ---------       ---------
Cash and cash equivalents, end of year                      $  64,057       $  33,431       $  16,965
                                                            =========       =========       =========
Supplemental disclosures:
  Cash paid for interest                                    $     805       $      55       $      58
  Cash paid for income taxes                                $     545       $   5,337       $     224
  Common stock issued for acquisition of STEAG              $ 124,188       $    --         $    --
  Common stock issued for acquisition of CFM                $ 170,618       $    --         $    --
  Non-cash adjustment to goodwill and intangibles           $  14,003       $     216       $   2,200


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

   The Company designs, manufactures and markets semiconductor wafer processing equipment used in "front-end" fabrication of integrated circuits to the semiconductor manufacturing industry worldwide.

Risks and Uncertainties

   Based on current projections, the Company believes that its current cash and investment positions together with cash provided by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The Company's operating plans are based on and require that the Company reduce its operating losses, control expenses, manage inventories, and collect accounts receivable balances. In the current semiconductor market downturn, the Company is exposed to a number of challenges and risks, including delays in payments of accounts receivable by customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause excess inventory and underutilized manufacturing capacity. If the Company is not able to significantly reduce its present operating losses over the upcoming quarters, the operating losses could adversely affect cash and working capital balances, and the Company may be required to seek additional sources of financing.

   The Company may need to raise additional funds in future periods through public or private financing, or other sources, to fund operations. The Company may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm the business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders would be reduced, and these equity securities may have rights, preferences or privileges senior to the common stock. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on the Company's operations and financial condition.

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

   The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the last Sunday in the calendar quarter.

Revenue Recognition

      Mattson derives revenue from two primary sources - equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally at the time of shipment of the product. Effective January 1, 2000, the Company changed its method of accounting for equipment sales and on equipment sales (a) of existing products where the arrangement includes new specifications, (b) where the sale is to a new customer and includes acceptance clauses, (c) on all sales of new products, or (d) on all sales of wet surface preparation products, revenue is recognized on customer acceptance. For equipment sales to existing customers of products of a type previously sold to such customer, under an arrangement that includes customer specified acceptance provisions that Mattson has previously demonstrated, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon transfer of title, which usually occurs upon delivery of the product. Revenue not recognized at the time of shipment is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, the Company allows customers to evaluate systems, and since customers can return evaluation systems at any time with limited or no penalty, the Company does not recognize revenues on these products until the evaluation systems are accepted by the customer. Revenues related to direct sales in Japan are recognized upon customer acceptance. Thermal products sold through a distributor in Japan are recognized upon transfer of title to the distributor. Equipment that has been delivered to customers but has not been accepted is classified as "Inventories - delivered systems" in the accompanying consolidated balance sheets. Receivables for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets. Deferred revenue was $136.6 million as of December 31, 2001 and $40.7 million as of December 31, 2000. These amounts represent equipment that was shipped for which amounts were billed per the contractual terms but have not been recognized as revenue in accordance with SAB 101.

   Revenue recognition for spare part sales has not changed under the provisions of SAB 101 and is recognized upon shipment of the spare parts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

     As a result of the change in recognition of revenue on equipment sales, Mattson reported a change in accounting principle in accordance with Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes", by a cumulative adjustment. The cumulative effect of the change in accounting principle of ($8.1) million (or $.38 per diluted share) was reported as a charge in the quarter ended March 31, 2000. The charge includes system revenue, net of cost of sales and certain expenses, including warranty and commission expenses that will be recognized when the conditions for revenue recognition are met.

   Service and maintenance contract revenue, which to date has been insignificant, is recognized on a straight-line basis over the service period of the related contract.


Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds.

Restricted Cash

   At December 31, 2001, the Company had $27.3 million of restricted cash invested in certificates of deposit. This restricted cash collateralizes the $26.9 million secured promissory note issued to STEAG Electronic Systems AG, in connection with the January 1, 2001 acquisition of certain subsidiaries of STEAG Electronic Systems AG (see Note 2), and additionally collateralizes $0.4 million of the Company's corporate credit card.

Investments

     Investments primarily consist of commercial paper and U.S. Treasury securities. The Company classifies its investments in commercial paper and U.S. Treasury securities as available-for-sale. The investments are reported at fair market value, in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2001, the fair value of the investments in commercial paper and U.S. Treasury securities approximated amortized cost and, as such, unrealized holding gains and losses were not significant. The fair value of the Company's investments was determined based on the quoted market prices at the reporting date for those instruments. Investments with a contractual maturity of one year or less are classified as short-term in the accompanying consolidated balance sheets. At December 31, 2001 and 2000, the Company had $0 and $9.3 million, respectively, in long-term investments. Realized gain on the sale of investments are included in the accompanying consolidated statements of operations.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and include material, labor and manufacturing overhead costs.

     The Company regularly monitors inventory quantities on hand and obsolete inventories that are no longer used in current production. Based on the current estimated requirements, it was determined that there was excess and obsolete inventory and those excess and obsolete amounts were fully reserved as of December 31, 2001 and 2000. Due to competitive pressures and the cyclicality of the semiconductor industry, it is possible that these estimates could change in the near term.


Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $16.6 million, $4.2 million, and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in other income in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.


Goodwill and Intangibles

   Goodwill and intangibles represent the purchase price of the semiconductor equipment division of STEAG Electronic Systems, CFM Technologies, Inc., and Concept Systems Design in excess of identified tangible assets (see Note 2). In connection with the merger, effective January 1, 2001, the Company recorded $207.3 million of goodwill and intangible assets which were being amortized on a straight-line basis over three to seven years. Intangible assets are comprised of purchased technology and workforce and are presented at cost, net of accumulated amortization. Amortization expense was $33.5 million, $0.9 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Upon adoption of SFAS 142 on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for 2002. The Company will continue to amortize the identified intangibles, with an estimated $6.7 million in amortization expense in 2002.

Impairment of Long-Lived Assets

     Mattson reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Mattson assesses these assets for impairment based on estimated undiscounted future cash flows from these assets for the operating entities that had separately identifiable future cash flow. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2001, in connection with its acquisitions of the STEAG Semiconductor Division and CFM, Mattson recorded an impairment loss of $145.4 million to reduce goodwill, intangible assets, and property and equipment based on the amount by which the carrying value of the assets exceeded their fair value as determined based on estimated discounted future cash flows (see Note 2).


Warranty

    The warranty offered by the Company on its systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales when the revenue is recognized.

Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price equals the market price of the underlying stock at the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123 and Note 6 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 for compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN 44 and such adoption did not materially impact the Company's result of operations.

Foreign Currency Accounting

   The local currency is the functional currency for all foreign operations. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred and have not been material.

Forward Foreign Exchange Contracts

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards requiring that all derivatives that are hedged be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Gains or losses are reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company adopted the standard in the first quarter of 2001. The impact of the adoption has not been significant to the Company's results of operations.

   The Company uses forward foreign exchange contracts primarily to hedge the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by its Japanese subsidiary. All forward foreign exchange contracts employed by the Company are short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risks that would otherwise result from changes in currency exchange rates. All foreign currency contracts are marked-to-market and realized and unrealized gains and losses on hedged forward foreign exchange contracts are deferred and recognized in the accompanying consolidated statements of operations when the related transactions being hedged are recognized. Gain and losses on unhedged foreign currency transactions are recognized as incurred. To date, premiums paid for forward exchange contracts have not been material and there are no significant losses as of December 31, 2001 for open contracts.

Comprehensive Income

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net loss, foreign currency translation adjustments, increase in minimum pension liability, derivative gains and losses and unrealized gains and losses on investments and is presented in the statement of stockholders' equity.

Net Income (Loss) Per Share

   Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

Income Taxes

   The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against assets which are not likely to be realized.

Segment Reporting

   In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards on reporting information about operating segments in annual financial statements and also requires companies to report selected segment information in interim financial reports. The Company operates in one reportable segment. Note 11 of the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

New Accounting Pronouncements

   On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest methods of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill and certain intangible assets will no longer be subject to amortization; goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization.

     Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill and certain intangible assets, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for 2002. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $6.7 million for 2002. Amortization of goodwill and intangibles for the year ended December 31, 2001 was approximately $33.5 million including amounts related to the amortization of goodwill and intangibles of CFM and the STEAG Semiconductor Division, which became impaired (Note 2).

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will not have a significant effect on its financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 144 will not have a significant effect on its financial position, results of operations or cash flows.

Reclassifications

     Certain amounts in prior years have been reclassified to conform with the current year presentation.


2. ACQUISITIONS

   On June 27, 2000, the Company entered into a definitive Strategic Business Combination Agreement, subsequently amended by an Amendment to the Strategic Business Combination Agreement dated December 15, 2000 ("Combination Agreement"), as amended on November 5, 2001, to acquire eleven direct and indirect subsidiaries, comprising the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division"), and entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc. ("CFM"). Both transactions were completed simultaneously on January 1, 2001.

STEAG Semiconductor Division

   Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the amended Combination Agreement, paid SES $100,000 in cash, and assumed certain obligations of SES and STEAG AG, the parent company of SES, including certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6%). Under the Combination Agreement, the Company is also obligated to pay to SES the amount of
19.2 million EUROS (approximately $17.1 million as of December 31, 2001). Under both of these obligations, the Company owes an aggregate amount of approximately $44.6 million to SES, including accrued interest at 6% per annum, which was originally payable on July 2, 2001. The Company and SES reached an agreement to extend the terms of the amounts due until July 2, 2002.

   The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson (the then chief executive officer and approximately 17.7% stockholder of the Company, based on shares outstanding immediately prior to the acquisition) entered into a Stockholder Agreement dated December 15, 2000, as amended on November 5, 2001, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, SES rights to maintain its pro rata share of the outstanding Company common stock and participate in future stock issuances by the Company, and registration rights in favor of SES. The Company also entered into several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company for a term of one year. In fiscal year 2001, the Company paid SES approximately $988,000 in connection with the purchase of services and supplies pursuant to the transition services agreements. In addition, the Company entered into a manufacturing supply contract with a company affiliated with SES, under which the Company had the right to utilize manufacturing and assembly services based on an hourly rate. For fiscal 2001, the Company purchased $3.7 million worth of such manufacturing and assembly services. At December 31, 2001, SES held approximately 32% of the Company's common stock, and currently has two representatives on the Company's board of directors.

    The acquisition has been accounted for under the purchase method of accounting and the results of operations of the STEAG Semiconductor Division are included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $148.6 million, which included $6.2 million of direct acquisition related costs (including the amount reimbursed to SES), was used to acquire the common stock of the eleven direct and indirect subsidiaries of the STEAG Semiconductor Division. The allocation of the purchase price to the assets acquired and liabilities assumed, is as follows (in thousands):

       Net tangible assets ........................         $ 114,513
       Acquired developed technology ..............            18,100
       Acquired workforce .........................            11,500
       Goodwill ...................................            10,291
       Acquired in-process research and development             5,400
       Deferred tax liability .....................           (11,248)
                                                            ---------
                                                            $ 148,556
                                                            =========

   Purchased intangible assets, including goodwill, workforce and developed technology of approximately $39.9 million, are being amortized over their estimated useful lives of seven, three and five years, respectively. The Company attributed $5.4 million to in-process research and development which was expensed immediately.

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

   At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man-month data and technological progress. The STEAG Semiconductor Division had spent approximately $3.3 million on the in-process projects, and expected to spend approximately an additional $2.4 million to complete all phases of the R&D. Anticipated completion dates ranged from 10 to 18 months, at which times the Company expected to begin benefiting from the developed technologies.

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

   Aggregate revenues for the developmental STEAG Semiconductor Division products were estimated to grow at a compounded annual growth rate of approximately 41 percent for the seven years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies were expected to enter the market.

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

     During the third and fourth quarters of 2001, the Company performed assessments of the carrying value of its long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of the STEAG Semiconductor Division. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $3.5 million in the third quarter of 2001 to reduce the carrying value of certain intangible assets associated with the acquisition of the STEAG Semiconductor Division based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $1.0 million in the third quarter of 2001 to reduce certain property and equipment purchased from the STEAG Semiconductor Division to zero as there are no future cash flows expected from these assets. No impairment charges were required in the fourth quarter of 2001. The charge of $4.5 million relating to the STEAG Semiconductor Division has been recorded as impairment of long-lived assets and other charges in the accompanying consolidated statements of operations.

CFM Technologies

     Under the Plan of Merger with CFM, the Company agreed to acquire CFM in a stock-for-stock merger in which the Company issued 0.5223 shares of its common stock for each share of CFM common stock outstanding at the closing date. In addition, the Company agreed to assume all outstanding CFM stock options, based on the same 0.5223 exchange ratio. The Company also agreed to issue additional options to purchase 500,000 shares of its common stock to employees of CFM subsequent to the closing of the transaction. On January 1, 2001, the Company completed its acquisition of CFM. The purchase price included 4,234,335 shares of Mattson common stock valued at approximately $150.2 million and the issuance of 927,457 options to acquire Mattson common stock for the assumption of outstanding options to purchase CFM common stock valued at approximately $20.4 million using the Black Scholes option pricing model and the following assumptions: risk free interest rate of 6.5%, average expected life of 2 years, dividend yield of 0% and volatility of 80%.

     The merger has been accounted for under the purchase method of accounting and the results of operations of CFM are included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of CFM was $174.6 million, which included $4.0 million of direct acquisition related costs. The allocation of the purchase price to the assets acquired and liabilities assumed, is as follows (in thousands):

          Net tangible assets ............................. $ 28,536
          Acquired developed technology ...................   50,500
          Acquired workforce .............................    14,700
          Goodwill ........................................  102,216
          Acquired in-process research and development ....    4,700
          Deferred tax liability ..........................  (26,081)
                                                            --------
                                                            $174,571
                                                            ========

     Purchased intangible assets, including goodwill, workforce and developed technology of approximately $167.4 million are being amortized over their initial estimated useful lives of seven, three and five years, respectively. The Company attributed $4.7 million to in-process research and development which was expensed immediately.

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

   At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module). The project under development at the valuation date represents next-generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and oxide removal processes. At the acquisition date, the technology under development was approximately 80 percent complete based on engineering man-month data and technological progress. CFM had spent approximately $0.2 million on the in-process project, and expected to spend approximately an additional $50,000 to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 3 months, at which times the Company expected to begin benefiting from the developed technology.

   In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the project, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the project is based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

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

   During the third and fourth quarters of 2001, the Company performed assessments of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $134.6 million during 2001 to reduce the carrying value of goodwill, and other intangible assets, associated with the acquisition of CFM based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $5.8 million to reduce certain property and equipment purchased from CFM to zero as there are no future cash flows expected from these assets. The total charge of $140.4 million relating to CFM has been recorded as impairment of long-lived assets and other charges in the accompanying statements of operations.

   The following table presents the unaudited pro forma results for the year ended December 31, 2000 assuming that the Company acquired the STEAG Semiconductor Division and CFM on January 1, 2000. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of the results that may occur in the future. Net loss excludes the write-off of acquired-in-process research and development of $10.1 million and includes amortization of goodwill and intangibles related to these acquisitions of $33.5 million for the year ended December 31, 2000. The unaudited pro forma information is as follows (in thousands, except net loss per share):

                         Year
                        Ended
                     DEC. 31, 2000
                      (unaudited)
                     ------------

Net sales              $ 372,708

Net loss               $(141,397)

Net loss per share     $   (3.80)


3. DEBT

     As discussed in Note 2, the Company has notes payable to STEAG Electronic Systems AG in the aggregate amount of $44.6 million. The note accrue interest at 6% per annum and are due July 2, 2002. The notes contains certain covenants including maintaining a minimum accounts receivable balance of $15.9 million. At December 31, 2001, the Company was in compliance with the covenants.

     During fiscal 2000, one of the subsidiaries that the Company acquired as part of the STEAG Semiconductor Division entered into a two-year revolving line of credit with a bank in Japan in the amount of 500 million Yen (approximately $3.8 million), with a term expiring September 2002. Under this line of credit, the borrowing was 450 million Yen (approximately $3.5 million) which was paid back in full in December 2001, and thereafter the Company cancelled the line of credit. The line of credit bore interest at a rate of 1.96% per annum through March 2001 and thereafter bore interest at a rate of 1.75% per annum. The line of credit was secured by a letter of credit in the amount of $5.1 million and required the pledge of restricted cash in the same amount, which upon the payment of the line of credit in December 2001 was converted into unrestricted cash.

   Additionally, one of Mattson's Japanese subsidiaries entered into a credit line with a bank in Japan in the amount of 900 million Yen (approximately $6.9 million) secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points (0.81% at December 31, 2001). The term of the line was through December 28, 2001 but was extended through June 20, 2002. The credit line is guaranteed by the Company. At December 31, 2001, 601.7 million Yen (approximately $4.6 million) was outstanding on this line of credit.

   Long-term debt is comprised of a $809,418 mortgage payable and various capital lease obligations.

   The carrying amount of the outstanding debt obligations at December 31, 2001 approximated fair value due to the short maturities of these obligations.



4. SEVERANCE CHARGE

   In fiscal 2001, the Company recorded a charge of $8.1 million for severance. The charge is included in selling, general, and administrative expense and is related to the termination of 466 employees. During the year, $2.6 million was paid for severance and at December 31, 2001 the remaining severance accrual was $5.5 million.

5. BALANCE SHEET DETAIL

                                                      As of December 31,
                                               --------------------------------
                                                2001                     2000
                                              ---------               ---------
                                                         (in thousands)
INVENTORIES:
  Purchased parts and raw materials           $  77,399               $  32,027
  Work-in-process                                25,480                  14,124
  Finished goods                                  5,363                   2,595
  Evaluation systems                              5,734                   1,961
                                              ---------               ---------
                                                113,976                  50,707
  Less: inventory reserves                      (47,989)                 (6,802)
                                              ---------               ---------
                                              $  65,987               $  43,905
                                              =========               =========
PROPERTY AND EQUIPMENT, NET:
  Land and buildings                          $   4,419               $    --
  Machinery and equipment                        39,042                  19,873
  Furniture and fixtures                         15,685                   8,968
  Leasehold improvements                          7,655                   4,324
                                              ---------               ---------
                                                 66,801                  33,165
  Less: accumulated depreciation                (33,293)                (17,212)
                                              ---------               ---------
                                              $  33,508               $  15,953
                                              =========               =========

GOODWILL, INTANGIBLES AND OTHER ASSETS:
  Developed technology                        $  31,997               $   3,897
  Purchased workforce                             5,126                     875
  Goodwill and acquisition related costs         12,610                   5,695
  Other                                           2,591                      41
                                              ---------               ---------
                                                 52,324                  10,508
  Less: accumulated amortization                 (9,117)                 (2,258)
                                              ---------               ---------
                                              $  43,207               $   8,250
                                              =========               =========
ACCRUED LIABILITIES:
  Warranty and installation reserve           $  19,936               $  10,540
  Accrued compensation and benefits              10,320                   6,415
  Income taxes                                    5,165                   2,105
  Commissions                                     2,765                   2,130
  Customer deposits                                 686                     396
  Other                                          39,587                   6,160
                                              ---------               ---------
                                              $  78,459               $  27,746
                                              =========               =========


     Due to the changing market conditions, recent economic downturn and estimated future requirements, inventory valuation charges of approximately $26.4 million were recorded in the second half of 2001. This reserve largely covers inventories for Thermal and Omni products that were acquired in the merger with the Steag Semiconductor Division and CFM. As of December 31, 2001 and 2000, the allowance for excess and obsolete inventory was approximately $48.0 million and $6.8 million respectively. In addition, during 2001, the Company recorded impairment charges for long-lived assets of $144.9 million (see
Note 2).

6. CAPITAL STOCK

   Mattson's authorized capital stock consists of 120,000,000 shares of common stock of which 37,032,100 were issued and outstanding at December 31, 2001 and 2,000,000 shares of preferred stock, none of which were outstanding at December 31, 2001.

Common Stock

  On March 8, 2000 the Company completed its secondary public offering of 3,000,000 shares of its common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The net proceeds of the offering were $122.8 million.

Stock Option Plan

   In September 1989, the Company adopted an incentive and non-statutory stock option plan under which a total of 9,675,000 shares of common stock have been reserved for issuance. Options granted under this Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter.

   A summary of the status of the Company's stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                                                 Year Ended December 31,
                                      --------------------------------------------------------------------------
                                              2001                       2000                      1999
                                      --------------------------------------------------------------------------
                                                   Weighted-                  Weighted-                Weighted-
                                                   Average                    Average                  Average
                                                   Exercise                   Exercise                 Exercise
Activity                               Shares       Price         Shares       Price         Shares     Price
--------                              --------------------------------------------------------------------------
Outstanding at beginning of year       2,824        $12.44         3,143       $ 7.57        3,084       $6.19
Granted                                3,299         10.67           625        28.36          881        9.97
CFM options acquired                     927         18.99          --            --            --         --
Exercised                               (362)         6.51          (663)        5.84         (489)       3.59
Forfeited                             (1,008)        13.69          (281)        8.99         (333)       6.98
                                       -----                       -----                     -----
Outstanding at end of year             5,680         12.77         2,824        12.44        3,143        7.57
                                       =====                       =====                     =====
Exercisable at end of year             2,259         14.47         1,279         7.91        1,353        6.85
                                       =====                       =====                     =====
Weighted-average fair value per
  option granted                                      7.32                      19.65                     6.13


   The following table summarizes information about stock options outstanding at December 31, 2001 (amounts in thousands except exercise price and contractual life):


                                   Options Outstanding                Options Exercisable
                      -------------------------------------------   -----------------------
                                   Weighted-
                                   Average         Weighted-                   Weighted-
Range of                          Contractual       Average                     Average
Exercise Prices         Number       Life        Exercise Price     Number   Exercise Price
---------------         ------       ----        --------------     ------   --------------
$ 0.20  - $ 7.06         974          6.0           $ 5.75            707         $ 5.59
$ 7.13  - $ 9.38       1,101          7.9           $ 8.02            337         $ 8.70
$ 9.63  - $ 10.44      1,582          8.4           $10.42            142         $10.31
$ 10.50 - $ 15.42        995          7.9           $13.94            396         $13.26
$ 15.63 - $ 41.88        955          7.2           $25.18            634         $26.25
$ 42.50 - $ 69.20         73          7.4           $50.74             43         $55.22
                       -----          ---           ------          -----         ------
                       5,680          7.6           $12.77          2,259         $14.47
                       =====          ===           ======          =====         ======

   Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions:

                                                  2001       2000        1999
                                                  ----       ----        ----
     Expected dividend yield..................      --         --          --
     Expected stock price volatility..........     89%         85%         80%
     Risk-free interest rate..................    6.0%        6.0%        5.8%
     Expected life of options................. 2 years     2 years     2 years


Employee Stock Purchase Plan

   In August 1994, the Company adopted an employee stock purchase plan ("Purchase Plan") under which 2,975,000 shares of common stock have been reserved for issuance. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

   The weighted average fair value on the grant date of rights granted under the employee stock purchase plan was approximately $5.92 in 2001, $3.15 in 2000, and $3.15 in 1999.

   Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

                                                    2001       2000        1999
                                                    ----       ----        ----
     Expected dividend yield...................      --         --          --
     Expected stock price volatility...........      89%        80%         80%
     Risk-free interest rate...................     6.0%       6.0%        5.8%
     Expected life of options .................  2 years    2 years      1 year

Pro Forma Effect of Stock-Based Compensation Plans

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

                                                Year Ended December 31,
                                        ----------------------------------------
                                           2001           2000          1999
                                           ----           ----          ----
                                        (in thousands, except per share amounts)

Net income (loss):
  As reported                           $(336,735)      $ 1,539       $  (849)
  Pro forma                             $(347,324)      $(1,991)      $(5,430)
Diluted net income (loss) per share:
  As reported                           $   (9.14)      $  0.07       $ (0.05)
  Pro forma                             $   (9.42)      $ (0.09)      $ (0.35)



   As the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


7. INCOME TAXES

     The components of income (loss) before provision (benefit) for income taxes are as follows:

                                                Year Ended December 31,
                                         -------------------------------------
                                            2001           2000          1999
                                         ---------       -------       -------
                                                       (in thousands)
Domestic income (loss)                   $(266,719)      $10,946       $(1,065)
Foreign income (loss)                      (89,006)         (259)          463
                                         ---------       -------       -------
Income (loss) before provision (benefit)
   for income taxes and cumulative
   effect of change in accounting
   principle                             $(355,725)      $10,687       $  (602)
                                         =========       =======       =======


     The provision (benefit) for income taxes consists of the following:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                           2001           2000           1999
                                         --------       --------       --------
                                                      (in thousands)
Current:
  Federal                                $   --         $  6,709       $   --
  State                                       129            549           --
  Foreign                                   2,782            223            247
                                         --------       --------       --------
Total current                               2,911          7,481            247
                                         --------       --------       --------
Deferred:
  Federal                                 (19,163)        (5,452)          --
  State                                    (2,738)          (961)          --
                                         --------       --------       --------
Total deferred                            (21,901)        (6,413)          --
                                         --------       --------       --------
  Provision (benefit) for income taxes   $(18,990)      $  1,068       $    247
                                         ========       ========       ========

   Deferred tax assets are comprised of the following:

                                                  As of December 31,
                                              ------------------------
                                                2001            2000
                                              ---------       ---------
                                                   (in thousands)

Reserves not currently deductible .....       $  34,615       $   8,453
Deferred revenue ......................          18,310           7,596
Depreciation ..........................           6,276            --
Net operating loss carryforwards ......          54,759           2,075
Tax credit carryforwards ..............           7,874            --
Other .................................           1,113           1,481
                                              ---------       ---------
Total net deferred taxes ..............         122,947          19,605
Deferred tax assets valuation allowance        (122,947)        (13,192)
                                              ---------       ---------
  Net deferred tax asset ..............            --             6,413
                                              ---------       ---------
Deferred tax liability - acquired
 intangibles ..........................         (11,261)           --
                                              ---------       ---------
  Total deferred tax asset/(liability).       $ (11,261)      $   6,413
                                              =========       =========


   The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                          2001            2000            1999
                                                       ---------       ---------       ---------
                                                                     (in thousands)
Provision (benefit) at statutory rate                  $(124,504)      $   3,740       $    (211)
State taxes, net of federal benefit                       (9,711)            436               2
Research and development tax credits                        --            (1,151)           (499)
Foreign earnings taxed at different rates                 (2,011)           --                85
Benefit of foreign sales corporation                        --            (1,272)           --
Current unbenefitted losses                               37,935            --              --
Non-deductible amortization and impairment charge         37,471            --              --
Valuation allowance - temporary differences               41,834            (950)            816
Other                                                         (4)            265              54
                                                       ---------       ---------       ---------
            Total provision for income taxes           $ (18,990)      $   1,068       $     247
                                                       =========       =========       =========

   The valuation allowance at December 31, 2001 and 2000 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets. At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $146 million which will expire at various dates through 2021. Approximately $44 million of the deferred tax asset was acquired by Mattson from STEAG, CFM and Concept and, if realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. The federal and state net operating losses acquired from STEAG, CFM and Concept are also subject to change in control limitations. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards which can be utilized. Approximately $987,000 of the valuation allowance is related to stock option deductions which, if realized, will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

8. EMPLOYEE BENEFIT PLANS

The Company has a retirement/savings plan (the "Plan"), which is qualified under section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 2001, 2000, and 1999 the Company made matching contributions of $1,171,000, $663,000, $226,000, respectively.

   One of the acquired STEAG entities has a pension plan that is established in accordance with certain German laws. Benefits are determined based upon retirement age and years of service with the Company. The plan is not funded and there are no plan assets. The Company makes payments to the plan when distributions to participants are required. The accumulated benefit obligation acquired under the pension plan on January 1, 2001 (date of acquisition) was $640,000. Pension expense for the year was $32,000. At December 31, 2001, the accumulated benefit obligation was $636,000.


9. NET INCOME (LOSS) PER SHARE

   Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.


                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                             2001            2000           1999
                                                          ---------       ---------      ---------
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders          $(336,735)      $   1,539      $    (849)
  Weighted average common shares outstanding                 36,854          19,300         15,730
                                                          ---------       ---------      ---------
  Basic earnings (loss) per share                         $   (9.14)      $    0.08      $   (0.05)
                                                          =========       =========      =========
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders          $(336,735)      $   1,539      $    (849)
  Weighted average common shares outstanding                 36,854          19,300         15,730
  Diluted potential common shares from stock options           --             1,816           --
                                                          ---------       ---------      ---------
  Weighted average common shares and
     dilutive potential common shares                        36,854          21,116         15,730
                                                          ---------       ---------      ---------
  Diluted net income (loss) per share                     $   (9.14)      $    0.07      $   (0.05)
                                                          =========       =========      =========


   Total stock options outstanding at December 31, 2001 of 1,889,248, at December 31, 2000 of 480,637, and at December 31, 1999 of 3,143,000 were excluded from the computations of diluted net income (loss) per share because of their anti-dilutive effect on earnings (loss) per share.

10. RELATED PARTY TRANSACTIONS

   The Company purchases certain inventory parts from a supplier company, R.F. Services. In April 2001, the Company completed the acquisition of 97% of the outstanding shares of R.F. Services, Inc. for a cash price of approximately $928,800 (including acquisition-related costs of $41,500). Brad Mattson, a member of the Company's board of directors and the Company's former Chief Executive Officer, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that corporation. Net purchases prior to the acquisition in 2001 were $868,000, and net purchases during 2000 and 1999 were $1,161,000 and $680,000, respectively.

   During the second quarter of 2000, the Company extended a loan to Mr. Mattson in the principal amount of $200,000. The interest rate of the loan is 6% per annum. As of March 15, 2002, Mr. Mattson owed the Company a total of $221,867 pursuant to the loan. The repayment of the loan was originally due in the first quarter of 2001, but the Company extended the maturity date to December 31, 2002.

   During the fourth quarter of 1998, the Company extended a two-year loan to David Dutton, the Company's current Chief Executive Officer and former President, Plasma Product Division, in the principal amount of $100,000. The loan is collateralized by approximately 32,000 shares of the Company's common stock and is a full recourse note bearing interest at 6% per annum. During the second quarter of 2000, the Company extended a second loan to Mr. Dutton in the principal amount of $50,000. The interest rate on the second loan is 6% per annum. The repayment of the second loan was originally due in the first quarter of 2001. During the third quarter of 2001, the Company extended a note to Mr. Dutton in the amount of $20,000. The interest rate on the third loan is 6% per annum, and is due on December 31, 2002. As of December 31, 2001 and 2000, the total principal balance owed on these loans were $170,000 and $150,000, respectively. The Company has extended the maturity date on the first two loans to December 31, 2002.

   During the third quarter of 2000, the Company extended a loan to Mr. Morita, Executive Vice President, Global Business Operations, in the principal amount of $300,000. The interest rate of the loan is 6% per annum. As of December 31, 2001 and 2000, principal balance owed on the loan was $300,000. The repayment of the loan was originally due in the first quarter of 2001, but the Company extended the maturity date to December 31, 2002.

   At December 31, 2001, we had loans receivable from other employees of $1.9 million. The interest rates on these loans range from 5.5% to 6%. The loans are due in 2002.

   The Company entered into a consulting agreement with Shigeru Nakayama, a member of its Board of Directors, on August 10, 2000. Under his consulting agreement, Mr. Nakayama receives $10,000 per month and an option to purchase 6,000 shares of Company common stock per year, in exchange for consulting services regarding the integration of the Company's operations in Japan. In May 2001, the Company made payments of $90,000 to Mr. Nakayama for consulting services performed from August 2000 to April 2001.

   STEAG Electronic Systems AG ("SES") holds approximately 32% of the Company's common stock, which it obtained in conjunction with the Company's acquisition of eleven subsidiaries of SES (see Note 2). Pursuant to the Stockholder Agreement entered into in connection with the acquisition transaction, Dr. Jochen Melchior and Dr. Hans-Georg Betz were elected to the Company's Board of Directors as designees of SES.

   On November 5, 2001, the Company and SES amended the Combination Agreement and the Stockholder Agreement. The Amendment to the Stockholder Agreement eliminated the restrictions on future dispositions of Company common stock by SES. The Second Amendment to the Combination Agreement provided for, among other things, the amendment of the secured promissory note issued to SES in connection with the acquisition transaction, extending the maturity date and capitalizing accrued interest, and the issuance of a second secured promissory note in lieu of payment of profits of two of the acquired subsidiaries due to SES, as required under the Combination Agreement. As discussed in Note 2 and 3, the Company owed SES $44.6 million at December 31, 2001.

   In fiscal year 2001, the Company paid approximately $988,000 to SES in connection with the purchase of services or supplies pursuant to several transitional services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company. In addition, in fiscal 2001, the Company purchased approximately $3.7 million of manufacturing and assembly services pursuant to a manufacturing supply contract with a company affiliated with SES.

   The Company paid Alliant Partners, a technology merger and acquisition advisory firm, a fee of $300,000 for rendering an opinion as to the fairness from a financial point of view to Mattson's stockholders of the consideration to be provided by Mattson in connection with the acquisition of the STEAG Semiconductor Division and CFM. The Company also agreed to pay Alliant Partners a success fee of $2,000,000 upon the closing of the transactions. This payment was made in January 2001. This amount was capitalized in 2000 as a direct acquisition related cost. Mr. Savage, who was a member of Mattson's Board of Director until January 1, 2001 is a partner at Alliant Partners.


11. REPORTABLE SEGMENTS

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment.

   The following is net sales information by geographic area for the years ended December 31 (in thousands):

                             2001          2000          1999
                           --------      --------      --------
United States              $ 51,148      $ 56,736      $ 30,428
Japan                        34,190         8,118        10,706
Taiwan                       29,394        53,355        20,173
Korea                        17,418        23,029        22,081
Singapore                    11,487        13,470         8,441
Europe                       71,224        25,922        11,629
China                        15,243          --            --
Other Asian countries            45          --            --
                           --------      --------      --------
                           $230,149      $180,630      $103,458
                           ========      ========      ========

     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

     For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In 2001, 13% of net sales were to a single customer. In 2000, no single customer accounted for greater than 10% of net sales. In 1999, 20% of net sales was to a single customer.

12. CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and financial instruments used in hedging activities.

   The Company invests in a variety of financial instruments such as certificates of deposit, corporate bonds and treasury bills. The Company limits the amount of credit exposure to any one financial institution or commercial issuer. To date, the Company has not experienced significant losses on these investments.

   The Company's trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts when a customer is unable to meet its financial obligation as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. During the year ended December 31, 2001, the Company provided approximately $6.9 million to increase its allowance for doubtful accounts receivable to a level deemed necessary by management to provide for potential uncollectible accounts.

   The Company is exposed to credit loss in the event of non performance by counterparties on the forward foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.


13. COMMITMENTS AND CONTINGENCIES

   The Company leases 29 out of its 31 facilities under operating leases, which expire at various dates through 2019, with minimum annual rental commitments as follows (in thousands):


    2002.......................................................    $9,507
    2003.......................................................     6,375
    2004.......................................................     3,759
    2005.......................................................     3,285
    2006.......................................................     2,932
    Thereafter.................................................    19,953
                                                                  -------
                                                                  $45,811
                                                                  =======


   Rent expense was approximately $10.7 million in 2001, $3.9 million in 2000, and $1.9 million in 1999. The increase in rent expense in 2001 was due to the inclusion of the facilities leased by the companies acquired by the Company on January 1, 2001.

   During the year ended December 31, 2001, the semiconductor industry was in a significant and prolonged downturn, and the Company experienced lower bookings, significant push outs and cancellation of orders as a result of these unfavorable economic conditions. Accordingly, given the Company's acquisition of additional facilities resulting from the acquisitions of STEAG Semiconductor Division and CFM, the Company performed a comprehensive analysis of its real estate facility requirements and identified excess facility buildings, which have been offered for sublease and sale. The Company, at its Exton, Pennsylvania location, leases two buildings to house its manufacturing and administrative functions related to the Omni product. The two buildings have leases of 17 years remaining on them with an approximate combined rental cost of $1.5 million annually. The leases for these two buildings allow for subleasing the premises without the approval of the landlord. In addition, the Company has excess facilities in San Jose, CA, and has non-cancelable annual lease payments of approximately $1 million over one year related to this facility. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates and anticipated future headcount and manufacturing requirements. Based upon the results of this analysis and the excess facilities space identified, during the six months ended December 31, 2001, the Company recorded a charge of $3.2 million related to facilities lease losses as impairment of long-lived assets and other charges in the accompanying consolidated statement of operations. As of December 3, 2001, there is a lease loss accrual of $3.2 million recorded as accrued liabilities in the accompanying consolidated balance sheet. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The facilities lease losses and related asset impairment charges are estimates in accordance with SFAS No. 5, "Accounting for Contingencies," and represent the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, and sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities remain un-leased and could aggregate $25.5 million under certain circumstances.

   The Company expects to make payments related to the above noted facilities lease losses over the next seventeen years.

   As of December 31, 2001, the Company has established an accrual for purchase commitments of $1.3 million for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations. No such accrual was required at December 31, 2000.

   The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Mattson Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Mattson Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattson Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



San Jose, California
February 27, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive management team as of March 15, 2002.

      Name                      Age       Title
      ----                      ---       -----
      David L. Dutton           41        Chief Executive Officer, President,
                                          Director

      Ludger H. Viefhues        59        Chief Financial Officer,
                                          Executive Vice President,
                                          Finance and Secretary

      David J. Ferran           45        President, Wet Products

      Bob MacKnight             52        President,
                                          Thermal/Films/Etch Products

      Yasuhiko (Mike) Morita    59        Executive Vice President,
                                          Global Business Operations

      Dr. Jochen Melchior       59        Director, Chairman of the Board

      Brad S. Mattson           47        Director, Vice Chairman of the Board

      Dr. Hans-Georg Betz       56        Director

      Kenneth Kannappan         42        Director

      Shigeru Nakayama          67        Director

      Kenneth G. Smith          52        Director


David L. Dutton - Chief Executive Officer

David Dutton has served as Mattson's Chief Executive Officer and President since October 2001 and was elected to this position in December 2001. Prior to being elected Chief Executive Officer and President, Mr. Dutton served as the President of the Plasma Products Division. Mr. Dutton joined Mattson in 1994 as General Manager in the Strip/Plasma Etch division, then from 1998 to 2000, Mr. Dutton served as Executive Vice President and Chief Operating Officer of Mattson. From 1993 to 1994, Mr. Dutton was Engineering Manager for Thin Films Processing at Maxim Integrated Products, Inc. From 1984 to 1993, Mr. Dutton served as an engineer and then manager in plasma etch processing and yield enhancement at Intel Corp.

Ludger H. Viefhues - Chief Financial Officer

Ludger Viefhues joined Mattson as the Chief Financial Officer in December 2000 and also serves as Executive Vice President, Finance and Secretary. From 1999 to 2000, Mr. Viefhues was Chief Financial Officer of STEAG RTP Systems GmbH. From 1996 to 1999, Mr. Viefhues was Chief Executive Officer at MEMC Electronic Materials, Inc., a supplier of silicon wafers. Prior to being appointed Chief Executive Officer at MEMC, Mr. Viefhues served as MEMC's Chief Financial Officer. From 1993 to 1996, Mr. Viefhues held the post of Chief Financial Officer at Huels AG (Germany).

David J. Ferran - President, Wet Products

David Ferran joined Mattson as President of the Wet Product Division in July 2001 and was elected Executive Vice President in December 2001. From 1999 to 2000, Mr. Ferran served at Akrion LLC, a supplier of semiconductor processing equipment, where he was most recently President and Chief Executive Officer. From 1997 to 1999, Mr. Ferran was Chief Executive Officer of Submicron Systems Corp., a maker of semiconductor manufacturing equipment. Mr. Ferran served as Chairman and Chief Executive Officer of Tylan General, Inc., a maker of equipment used in semiconductor manufacturing process from 1989 to 1997.

Bob MacKnight - President, Thermal/Films/Etch Products

Mr. MacKnight has served as President of Mattson's Thermal/Films/Etch division and Executive Vice President since December 2001. Mr. MacKnight joined Mattson in September 2001 as Executive Vice President of Corporate Development and General Manager of the RTP Product Business. From 1998 to 2001, Mr. MacKnight served at Microbar, Inc., a manufacturer of chemical systems for the semiconductor industry where he was most recently President and Chief Operating Officer. From 1996 to 1998, Mr. MacKnight was Vice President and General Manager of After Market Operations for Cymer, Inc., a supplier of equipment used in semiconductor manufacturing.

Yasuhiko (Mike) Morita - Executive Vice President, Global Business Operations

Mr. Morita has served as Mattson's Executive Vice President of Global Business Operations since December 2001. Mr. Morita served as the Mattson's Vice President of Global Sales operations from 1998 until 2001. From 1996 to 1998, Mr. Morita was Vice President of Asia Operations and President of Mattson's subsidiary, Mattson Technology Center, K.K. Mr. Morita served on Mattson's Board of Directors from July 1994 through February 1996. From 1967 to 1996, Mr. Morita served at Marubeni Corporation in various positions, most recently as Executive Vice President and General Manager of the semiconductor equipment division.

Dr. Jochen Melchior - Director

Dr. Melchior has served as a director and Chairman since January 2001. Dr. Melchior has served as a member of the Management Board of STEAG AG since June 1987 and Chairman of the Management Board and Chief Executive Officer of STEAG AG since November 1995. Since November 1995, Dr. Melchior has also served as Chairman of the Supervisory Board of STEAG Electronic Systems AG. Dr. Melchior also currently serves as a member of the Supervisory Boards of Nationalbank AG, Vinci Deutschland AG, Saarberg AG, TUV Mitte AG, and Colonia Nordstern Versicherungs-Management AG. He serves as Vice Chairman of the Westfalische Hypothekenbank AG and Chairman of the Supervisory Board of STEAG Electronic Systems AG, STEAG HamaTech AG, and STEAG Walsum Immobilien AG.

Brad S. Mattson - Director

Mr. Mattson has served as a director since November 1988. Mr. Mattson served as Chairman until January 2001, when he became the Vice Chairman. Mr. Mattson founded Mattson Technology in November 1988 and served as Chief Executive Officer from its inception until he retired in October 2001. Mr. Mattson also served as President until January 1997. Mr. Mattson was the founder of Novellus Systems, Inc., a semiconductor equipment company, and formerly served as its President, Chief Executive Officer and Chairman. He has held previous executive positions at Applied Materials, Inc. and LFE Corporation, both semiconductor equipment companies.

Dr. Hans-Georg Betz - Director

Dr. Betz has served as a director since January 2001. Dr. Betz has served as Chief Executive Officer of West STEAG Partners since August 2001. Dr. Betz served as Chairman of the Management Board and Chief Executive Officer of STEAG Electronic Systems AG from January 1996 to July 2001 and as a member of the Management Board of STEAG Electronic Systems AG from October 1992 to July 2001. Dr. Betz served as a member of the Management Board of STEAG AG from January 1997 to July 2001. Dr. Betz also currently serves as Vice Chairman of the Supervisory Board of STEAG HamaTech AG, as Chairman of the Supervisory Board of STEAG MicroParts and as a director of GuideTech, Inc.

Kenneth Kannappan - Director

Mr. Kannappan has served as a director since July 1998. Mr. Kannappan has served as the President and Chief Executive Officer of Plantronics, Inc., a telecommunications equipment manufacturer, since March 1998. From 1995 to 1998, Mr. Kannappan held various executive positions at Plantronics, Inc. From 1991 to 1995, Mr. Kannappan was Senior Vice President of Kidder, Peabody & Co. Incorporated, an investment banking company. Mr. Kannappan currently serves as a member of the board of directors of Plantronics, Inc. and Integrated Device Technology, Inc.

Shigeru Nakayama - Director

Mr. Nakayama has served as a director since May 1996. Since 1996, Mr. Nakayama has been a business consultant to Semiconductor Equipment and Materials International, an international association of semiconductor equipment manufacturers and materials suppliers. From 1984 to 1994, Mr. Nakayama was the President of SEMI Japan, a member of Semiconductor Equipment and Materials International.

Kenneth G. Smith - Director

Mr. Smith has served as a director since August 1994. Mr. Smith was President, Chief Operating Officer and a Director of WaferTech, a semiconductor manufacturer, from May 1996 until April 2000. From 1991 to 1995, Mr. Smith was Vice President of Operations at Micron Semiconductor, Inc., a semiconductor manufacturer.

Voting Arrangements

      In connection with the business combination in which we acquired the semiconductor equipment division of STEAG Electronic Systems AG ("SES"), we entered into a Stockholder Agreement with SES and Brad Mattson that provides, among other things, for the appointment of two persons designated by SES to join our board of directors. Dr. Jochen Melchior and Dr. Hans Georg-Betz were designated by SES and were appointed as directors effective January 1, 2001. The Stockholder Agreement also provides that we will cause the nomination of Dr. Melchior and Dr. Betz, or successors designated by SES, for election at each annual meeting of our stockholders at which their terms as directors will expire. SES and Mr. Mattson each agreed to be present and voting at each stockholder meeting where directors are to be elected, and to vote affirmatively for the election of nominees for director proposed in accordance with the Stockholder Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representation from certain reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table presents information for the fiscal years ended December 31, 1999, 2000, and 2001 regarding the compensation paid to our chief executive officer and each of our four most highly compensated executive officers, as well as of two of our former officers.


                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards/
                                                        Annual Compensation         Securities
                                            Fiscal                                  Underlying
   Name and Principal Position               Year     Salary($)     Bonus($)(1)      Options(#)
   ---------------------------               ----     ---------     -----------      ----------

David Dutton (2)                             2001      300,756           --          240,000
  Chief Executive Officer and President      2000      218,077        168,197           --
                                             1999      194,692        119,000         37,500


Ludger Viefhues (3)                          2001      299,058           --          250,000
  Chief Financial Officer, Executive         2000        6,154        110,000           --
  Vice President, Finance and Secretary      1999         --             --             --


David Ferran (4)                             2001      177,019           --          250,000
  President, Wet Products Division           2000         --             --             --
                                             1999         --             --             --

Yasuhiko Morita                              2001      208,256           --           55,000
  Executive Vice President,                  2000      200,000        116,000           --
  Global Business Operations                 1999      200,936         81,000         20,000

Former Officers
---------------

Walter Kasianchuk (5)                        2001      271,902           --           60,000
  Executive Vice President,                  2000      200,000        135,000           --
  President, Thermal Products Division       1999       53,570         20,000         30,000


Brad Mattson (6)                             2001      423,064           --          200,000
  Chief Executive Officer                    2000      352,500        339,000            920
                                             1999      313,272        201,000        100,000


---------

(1) Bonuses are based on performance or achievement of goals and accrued for the fiscal year indicated, but are paid after fiscal year end.

(2) Mr. Dutton was elected Chief Executive Officer in December 2001 and previously held positions as Executive Vice President and President, Plasma Division.

(3)  Mr. Viefhues joined the Company in December 2000.

(4)  Mr. Ferran joined the Company in July 2001.

(5) Mr. Kasianchuk resigned from his position as President, Thermal Products Division in December 2001.

(6) Mr. Mattson resigned from his position as Chief Executive Officer in October 2001, but remains Vice Chairman of the board of Directors.

Stock Options Granted in Fiscal 2001

      The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2001, to the persons named in the Summary Compensation Table.


                                           Individual Grants in Fiscal 2001                          Potential
                           -------------------------------------------------------------         Realizable Value
                                             % of Total                                          at Assumed Annual
                           Number of          Options                                             Rates of Stock
                           Securities        Granted to                                          Appreciation for
                           Underlying         Employees       Exercise                             Option Term(5)
                            Options           in Fiscal         Price         Expiration     --------------------------
    Name                   Granted(1)          2001(2)       ($/share)(3)       Date(4)          5%              10%
    ----                   ----------          -------       ------------       -------      ----------      ----------

   David Dutton                 5,814          0.18%           $10.44          01/02/11      $   38,000      $   97,000
                               11,936          0.36%            $7.65          12/13/11      $   57,000      $  146,000
                              188,064          5.70%            $7.65          12/13/11      $  905,000      $2,293,000
                               34,186          1.04%           $10.44          01/02/11      $  224,000      $  569,000

   Ludger Viefhues             31,865          0.97%           $10.44          01/02/11      $  209,000      $  530,000
                                8,808          0.27%            $7.65          12/13/11      $   42,000      $  107,000
                               91,192          2.76%            $7.65          12/13/11      $  439,000      $1,112,000
                              118,135          3.58%           $10.44          01/02/11      $  775,000      $1,965,000

   David Ferran                26,612          0.81%           $15.03          07/09/11      $  252,000      $  637,000
                              123,388          3.74%           $15.03          07/09/11      $1,166,000      $2,956,000
                              100,000          3.03%            $7.65          12/13/11      $  481,000      $1,219,000

   Yasuhiko Morita              5,208          0.16%           $10.44          01/02/11      $   34,000      $   87,000
                                4,792          0.15%           $10.44          01/02/11      $   31,000      $   80,000
                               14,911          0.45%            $7.65          12/13/11      $   72,000      $ 182,000
                               30,089          0.91%            $7.65          12/13/11      $  145,000      $  367,000

   Walter Kasianchuk           13,958          0.42%           $10.44          01/02/11      $   92,000      $  232,000
                               46,042          1.40%           $10.44          01/02/11      $  302,000      $  766,000

   Brad Mattson                11,663          0.35%           $10.44          01/02/11      $   77,000      $  194,000
                               94,143          2.85%           $13.36          07/16/11      $  791,000      $2,005,000
                                5,857          0.18%           $13.36          07/16/11      $   49,000      $  125,000
                               88,337          2.68%           $10.44          01/02/11      $  580,000      $1,470,000

---------
(1) Options granted in fiscal year 2001 to executive officers were granted under our 1989 Stock Option Plan, have ten-year terms and, except as set forth below, vest over a period of four years at a rate of 25% after one year and 1/48th each month thereafter, conditioned upon continous employment with us. Under the 1989 Stock Option Plan, the Board of Directors retains discretion to modify the terms, including the price of outstanding options.

(2) We granted an aggregate of 3,298,556 options during the fiscal year ended December 31, 2001.

(3) All options were granted at fair market value on the date of grant, representing the closing sale price of our common stock as quoted on the Nasdaq National Market on the date of grant.

(4) The options in this table may terminate before their expiration upon the termination of the optionee's status as an employee or consultant or upon the optionee's disability or death.

(5) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the Securities and Exchange Commission's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders' continued employment through the vesting period. The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent our estimate or projection of future stock price growth. We do not necessarily agree that this method can properly determine the value of an option and there can be no assurance that the potential realizable values shown in this table will be achieved. One share of stock purchased at $7.65 in fiscal 2001 would yield profits of approximately $4.81 per share at 5% appreciation over ten years, or approximately $12.19 per share at 10% appreciation over the same period. One share of stock purchased at $10.44 in fiscal 2001 would yield profits of approximately $6.57 per share at 5% appreciation over ten years, or approximately $16.64 per share at 10% appreciation over the same period. One share of stock purchased at $13.36 in fiscal 2001 would yield profits of approximately $8.40 per share at 5% appreciation over ten years, or approximately $21.29 per share at 10% appreciation over the same period. One share of stock purchased at $15.03 in fiscal 2001 would yield profits of approximately $9.45 per share at 5% appreciation over ten years, or approximately $23.95 per share at 10% appreciation over the same period.

Option Exercises in last Fiscal Year and Fiscal 2001 Year-End Option Values

      The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended December 31, 2001, and unexercised options held as of December 31, 2001, by the persons named in the Summary Compensation Table above.


               Aggregate Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                    Number of
                                               Securities Underlying        Value of Unexercised
                                               Unexercised Options at      In-the-Money Options at
                      Shares                      December 31, 2001          December 31, 2001(3)
                    Acquired on    Value      ------------------------     ----------------------
Name                 Exercise     Realized    Vested(1)    Unvested(2)     Vested(4)     Unvested
----                 --------     --------    ---------    -----------     ---------     --------

David Dutton           --           --          66,900        278,000      $91,731       $280,927
Ludger Viefhues        --           --            --          250,000        --          $116,000
David Ferran           --           --            --          250,000        --          $116,000
Yasuhiko Morita        --           --          65,225         71,775      $32,555       $ 81,745
Walter Kasianchuk      --           --          16,873         73,127        --              --
Brad Mattson           --           --         152,549        275,000      $67,650       $ 39,900


---------
(1) Represents shares which are immediately exercisable and/or vested. Options granted in fiscal 2001 under the 1989 Stock Option Plan generally vest and become exercisable over a period of four years at a rate of 25% after one year and 1/48th each month thereafter. Under the 1989 Stock Option Plan, the Board of Directors retains discretion to modify the terms, including the price of outstanding options.

(2) Represents shares which are unvested and not exercisable.

(3) Market value of underlying securities is based on the closing price of our Common Stock on December 31, 2001 (the last trading day of the 2001 fiscal year), which was $8.81 as reported on the Nasdaq National Market.

(4) Represents shares that are immediately exercisable and/or vested.

    Shares Acquired on Exercise includes all shares underlying the option, or portion of the option, exercised without deducting shares withheld to satisfy tax obligations, sold to pay the exercise price or otherwise disposed of. Value Realized is calculated by multiplying the difference between the market value, deemed to be the closing market price of our common stock on the Nasdaq National Market, and exercise price when exercised by the number of shares acquired upon exercise. The value of any payment by the Company for the exercise price or related taxes is not included. Value of Unexercised In-the-Money Options at Fiscal Year End is calculated by multiplying the difference between the market value and exercise price at fiscal year end by the number of options held at fiscal year end.

Compensation of Directors

      Non-employee directors are paid $5,000 per Board of Directors meeting attended, with no cap on the number of meetings. The Chairman is paid $10,000 per meeting attended. The Company also reimburses its outside directors for out-of-pocket expenses associated with attending meetings. Non-employee directors are paid $1,000 or, in the case of the Chairman, $2,000 per committee meeting attended.

      Our Amended and Restated 1989 Stock Option Plan (the "Stock Option Plan") provides for the automatic grant of options to our non-employee directors. Currently, each non-employee director is granted options to purchase 30,000 shares on the date of appointment or election to the Board, and each is to be granted an option to purchase an additional 10,000 shares or, the case of the Chairman, an option to purchase an additional 15,000 shares in, each year thereafter, on the date immediately after each annual meeting of stockholders following which he remains a non-employee director of the Company, as long as he has continuously served on the board for six months as of the date of the annual meeting of stockholders.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

     None of our current executive officers have employment agreements with us, and they may resign and their employment may be terminated at any time.

     Effective as of October 15, 2001, Brad Mattson resigned as our chief executive officer. Pursuant to the Transition Agreement by and between Mr. Mattson and us, dated as of December 13, 2001, Mr. Mattson shall continue to work for us as a part time employee, assisting on strategic issues, for a term of two years from the date of his resignation. Mr. Mattson shall be paid $450,000 per year for his services. The Transition Agreement also provides that, among other things, Mr. Mattson will continue to serve on our Board of Directors, unless requested to resign by a majority of the board for good cause, and that during the term of the Transition Agreement Mr. Mattson will vote his shares of our Common Stock in the manner recommended by a majority of the Board of Directors, provided that he shall have no obligation to vote for any proposal that adversely impacts his rights as a stockholder in a manner materially adverse to the impact on other stockholders. In addition, Mr. Mattson agrees that, during the term of the Transition Agreement, he will not compete with our business.

      Pursuant to our Amended and Restated 1989 Stock Option Plan, in the event that a change in control, as defined therein, occurs and the acquiring corporation does not assume or substitute for outstanding options granted under the 1989 Plan, any unexercised and unvested portions of the outstanding options will be immediately exercisable and vested in full as of the date ten days prior to the date of the change in control. Any option or portion thereof that is neither assumed or substituted for by the acquiring corporation nor exercised as of the date of the change in control will terminate and cease to be outstanding effective as of the date of the change in control.

     Pursuant to our 1994 Employee Stock Purchase Plan, as amended, in the event of a proposed sale of all or substantially all of our assets, or a merger or consolidation, then in the sole discretion of the plan administrator, (1) each option granted under the 1994 Plan shall be assumed or an equivalent option shall be substituted by the successor corporation, (2) all outstanding options shall be deemed exercisable on a date set by the administrator that is on or before the date of consummation of such merger, consolidation or sale or (3) all outstanding options shall terminate and the accumulated payroll deductions shall be returned to the participants.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationship exists between any member of our Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth information regarding ownership of the Company's outstanding common stock as of February 25, 2002 by (i) each stockholder known by us to be the beneficial owners of more than 5% of our outstanding shares of common stock, (ii) each director (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group. To our knowledge and except as otherwise indicated below and subject to applicable community property laws, each person named in the table has sole voting and sole investment powers with respect to all shares of common stock shown as beneficially owned by them. Applicable percentage ownership in the table is based on 37,085,026 shares of common stock outstanding as of February 25, 2002. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of February 25, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Entries denoted by an asterisk represent an amount less than 1%.

                                              Amount and      Percent of
                                               Nature Of       Common
                                              Beneficial        Stock
Name of Beneficial Owner(1)                    Ownership    Outstanding(2)
---------------------------                    ---------    --------------

STEAG Electronic Systems AG..................11,850,000(1)      31.9%
  Ruettenscheider Strasse 1-3, 45128
  Essen, Germany

Mellon Financial Corporation.................4,150,760(2)       11.1%
  One Mellon Center
  Pittsburgh, Pennsylvania 15258

Brad Mattson.................................3,428,845(3)        9.2%

Dr. Jochen Melchior (4) .....................    9,375(5)         *

Dr. Hans-Georg Betz .........................    9,375(5)         *

Kenneth Kannappan ...........................   25,593(6)         *

Shigeru Nakayama ............................   45,948(7)         *

Kenneth G. Smith ............................   59,218(8)         *

David Dutton ................................   84,215(9)         *

David Ferran ................................       --            --

Walter Kasianchuk............................   40,059(10)         *

Yasuhiko Morita..............................   72,203(11)         *

Ludger H. Viefhues...........................   48,873(12)         *

Directors and executive officers as a group
  (11 persons) ..............................3,783,645(13)      10.0%

---------
  * Less than 1%.

  (1) As disclosed in the Schedule 13D filed with the Securities and Exchange Commission on January 11, 2001 by STEAG Electronic Systems AG ("SES") and by STEAG AG ("STEAG"), SES directly beneficially owns 11,850,000 shares of the Company's Common Stock. STEAG owns all of the capital stock of SES and, as a result, is the indirect beneficial owner of the shares of the Company held directly by SES, and each has sole voting and dispositive power with respect to such shares.

  (2) According to Schedule 13G filed with the Securities and Exchange Commission on January 23, 2002 by Mellon Financial Corporation, Mellon Financial Corporation beneficially owns 4,150,760 shares of the Company's Common Stock, The Boston Company, Inc. beneficially owns 3,457,820 shares of the Company's Common Stock and The Boston Company Asset Management, LLC beneficially owns 2,581,320 shares of the Company's Common Stock. Mellon Financial Corporation has sole voting power with respect to 3,592,360 shares of the Company's Common Stock, has shared voting power with respect to 398,700 shares of the Company's Common Stock, has sole dispositive power over 4,148,860 shares of the Company's Common Stock and has shared dispositive power over 1,900 shares of the Company's 2 Common Stock. The Boston Company, Inc. has sole voting power with respect to 2,914,920 shares of the Company's Common Stock, has shared voting power with respect to 398,700 shares of the Company's Common Stock, and has sole dispositive power over 3,457,820 shares of the Company's Common Stock. The Boston Company Asset Management, LLC has sole voting power with respect 2,038,420 shares of the Company's Common Stock, has shared voting power with respect to 398,700 and has sole dispositive power over 2,581,320 shares of the Company's Common Stock.

  (3) Includes 184,839 shares subject to options exercisable within 60 days of February 25, 2002.

  (4) Dr. Melchior is Chief Executive Officer and Chairman of the Management Board of STEAG AG and Chairman of the Supervisory Board of SES. Accordingly, he may be deemed to share voting power or investment power with respect to the 11,850,000 shares held by SES. He disclaims beneficial ownership of these shares.

  (5) Consists of 9,375 shares subject to options exercisable within 60 days of February 25, 2002.

  (6) Includes 23,593 shares subject to options exercisable within 60 days of February 25, 2002.

  (7) Consists of 45,948 shares subject to options exercisable within 60 days of February 25, 2002.

  (8) Consists of 59,218 shares subject to options exercisable within 60 days of February 25, 2002.

  (9) Includes 80,962 shares subject to options exercisable within 60 days of February 25, 2002.

(10) Includes 38,122 shares subject to options exercisable within 60 days of February 25, 2002.

(11) Consists of 72,203 shares subject to options exercisable within 60 days of February 25, 2002.

(12) Includes 46,873 shares subject to options exercisable within 60 days of February 25, 2002.

(13) Includes 532,386 shares subject to options exercisable within 60 days of February 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 2001, we completed the acquisitions of 97% of the outstanding shares of R.F. Services, Inc. for a cash price of approximately $928,800 (including acquisition-related costs of $41,500). Brad Mattson, a member of our board of directors and our former Chief Executive Officer, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that corporation.

      During the second quarter of 2000, we extended a loan to Mr. Mattson in the principal amount of $200,000. The interest rate of the loan is 6%. As of March 15, 2002, Mr. Mattson owed us a total of $221,867 pursuant to the loan. The repayment of the loan was originally due in the first quarter of 2001, but the Company extended the maturity date to December 31, 2002.

     During the fourth quarter of 1998, we extended a two-year loan to David Dutton, our current Chief Executive Officer and former President, Plasma Product Division, in the principal amount of $100,000. The loan is collateralized by approximately 32,000 shares of our common stock and is a full recourse note bearing interest at 6% per year. During the second quarter of 2000, we extended a second loan to Mr. Dutton in the principal amount of $50,000. The interest rate on the second loan is 6%. The repayment of the second loan was originally due in the first quarter of 2001. During the third quarter of 2001, we extended a third loan to Mr. Dutton in the amount of $20,000. The interest rate on these loans is 6%. As of March 15, 2002, Mr. Dutton owed us a total of $204,070 pursuant to the loans. The maturity date on the loans is December 31, 2002.

     During the third quarter of 2000, we extended a loan to Mr. Morita in the principal amount of $300,000. The interest rate on the loan is 6%. As of March 15, 2002, Mr. Morita owed us a total of $327,700 pursuant to the loan. The repayment of the loan was originally due in the first quarter of 2001, but we extended the maturity date to December 31, 2002.

     We entered into a consulting agreement with Shigeru Nakayama, a member of our Board of Directors, on August 10, 2000. Under his consulting agreement, Mr. Nakayama receives $10,000 per month and an option to purchase 6,000 shares of our Common Stock per year, in exchange for consulting services regarding the integration of our operations in Japan. In May 2001, we made payments of $90,000 to Mr. Nakayama for consulting services performed from August 2000 to April 2001.

     STEAG Electronic Systems AG ("SES") holds approximately 32% of our Common Stock, which it acquired pursuant to the purchase by us of eleven subsidiaries of SES, which was consummated on January 1, 2001 under the terms of a Strategic Business Combination Agreement by and between SES and us, dated June 27, 2000, as amended by the Amendment to Strategic Business Combination Agreement dated December 15, 2000 (the "Combination Agreement"). Pursuant to the Stockholder Agreement entered into in connection with the acquisition transaction, Dr. Jochen Melchior and Dr. Hans-Georg Betz were elected to our Board of Directors as designees of SES.

     On November 5, 2001, we agreed with SES to amend the Combination Agreement and the Stockholder Agreement. The Amendment to Stockholder Agreement eliminated the restrictions on future dispositions of our Common Stock by SES. The Second Amendment to the Combination Agreement provided for, among other things, the amendment of the secured promissory note issued to SES in connection with the acquisition transaction, extending the maturity date and capitalizing accrued interest, and an additional loan from SES to us in an amount equal to the year 2000 profits that were transferred from two of the acquired German subsidiaries to SES pursuant to the Combination Agreement. We issued the Amended and Restated Secured Promissory Note in the principal amount of $26.9 million with an interest rate of 6% per annum. This note is secured by a standby letter of credit, which is in turn secured by restricted cash in the principal amount of the note. We also issued to SES the second Secured Promissory Note in the principal amount of approximately Euro 19.2 million, with an interest rate of 6% per annum and secured by an assignment of accounts receivable of the two acquired German subsidiaries. Both notes are due on July 2, 2002.

     In fiscal year 2001, we paid approximately $988,000 to SES in connection with the purchase of services or supplies pursuant to several transition services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain of our German subsidiaries. In addition, in fiscal 2001, the Company purchased approximately $3.7 million of manufacturing and assembly services pursuant to a manufacturing supply contract with a company affiliated with SES.

     Effective as of October 15, 2001, Brad Mattson resigned as our chief executive officer. Pursuant to the Transition Agreement by and between Mr. Mattson and us, dated as of December 13, 2001, Mr. Mattson shall continue to work for us as a part time employee, assisting on strategic issues, for a term of two years from the date of his resignation. Mr. Mattson shall be paid $450,000 per year for his services. The Transition Agreement also provides that, among other things, Mr. Mattson will continue to serve on our Board of Directors, unless requested to resign by a majority of the board for good cause, and that during the term of the Transition Agreement Mr. Mattson will vote his shares of our Common Stock in the manner recommended by a majority of the Board of Directors, provided that he shall have no obligation to vote for any proposal that adversely impacts his rights as a stockholder in a manner materially adverse to the impact on other stockholders. In addition, Mr. Mattson agrees that, during the term of the Transition Agreement, he will not compete with our business.

     The Company paid Alliant Partners, a technology merger and acquisition advisory firm, a fee of $300,000 for rendering an opinion as to the fairness from a financial point of view to Mattson's stockholders of the consideration to be provided by Mattson in connection with the acquisition of the STEAG Semiconductor Division and CFM. The Company also agreed to pay Alliant Partners a success fee of $2,000,000 upon the closing of the transactions. This payment was made in January 2001. This amount was capitalized in 2000 as a direct acquisition related cost. Mr. Savage, who was a member of Mattson's Board of Director until January 1, 2001 is a partner at Alliant Partners.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 45.

  (a)(2) Financial Statement Schedules

        Schedule  II - Valuation and Qualifying Account for each of the three years in the period ended December 31, 2001

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





       2.4    Second Amendment to Strategic Business
              Combination Agreement, dated as of
              November 5, 2001, by and between STEAG
              Electronic Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a Delaware corporation.

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

       10.6 Amendment to Stockholder Agreement dated as of November 5, 2001, by and between STEAG
              Electronic Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware corporation.

       10.7   Amended and Restated Secured Promissory
              Note in favor of STEAG Electronic Systems AG, dated as of July 2, 2001.

       10.8   Secured Promissory Note in favor of STEAG
              Electronic Systems AG, dated as of November 5, 2001.

       10.9   Transition Agreement by and between                          C
              Mattson Technology, Inc. and Brad Mattson,
              dated as of December 13, 2001.

       21.1   Subsidiaries of Registrant

       23.1   Consent of Independent Public Accountants

       23.2   Consent of Independent Accountants

       24.1   Power of Attorney (See page 81 of this form 10-K)

       99     Representation Letter to the SEC


-------

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

(4) Incorporated by reference from Mattson's filing on Form S-4 (File No. 333-46568) filed on September 25, 2000.

(5) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K (File No. 000-24838) filed on December 21, 2000.

(6) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.

(7) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(b) Reports on Form 8-K

      Form 8-K filed October 18, 2001 reporting resignation of Brad Mattson as Chief Executive Officer.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MATTSON TECHNOLOGY, INC.
                                        (Registrant)


                                       By:       /s/ David Dutton
                                          ---------------------------------
                                          David Dutton
                                          President, Chief Executive Officer
                                          and Director

April 1, 2002


     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints David Dutton and Ludger Viefhues, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in all capacities, to sign any amendments to this form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                            Title                         Date
---------                            -----                         ----

      /s/ David Dutton               President,                    April 1, 2002
--------------------------------     Chief Executive Officer
          David Dutton               and Director


    /s/ Ludger Viefhues              Executive Vice President--    April 1, 2002
--------------------------------     Finance and Chief Financial
        Ludger Viefhues              Officer (Principal Financial
                                     and Accounting Officer)


    /s/ Jochen Melchior              Chairman of the Board and     April 1, 2002
--------------------------------     Director
     Dr. Jochen Melchior


    /s/ Brad Mattson                 Vice Chairman of the Board    April 1, 2002
--------------------------------     and Director
        Brad Mattson


    /s/ Shigeru Nakayama             Director                      April 1, 2002
--------------------------------
        Shigeru Nakayama


     /s/ Kenneth Smith               Director                      April 1, 2002
--------------------------------
         Kenneth Smith

   /s/ Kenneth Kannappan             Director                      April 1, 2002
--------------------------------
       Kenneth Kannappan

    /s/ Hans-Georg Betz              Director                      April 1, 2002
--------------------------------
     Dr. Hans-Georg Betz

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNT

                        Allowance for Doubtful Accounts
                                 (in thousands)



                  Balance at                   Additions --                  Balance at
                  Beginning     Acquisition    Charged to                     End of
 Fisal Year        of Year      Adjustments     Income        Deductions       Year
 ----------        -------      -----------     ------        ----------       ----

    1999          $   141         $  --        $  --           $  --         $   141

    2000          $   141         $  --        $   360         $  --         $   501

    2001          $   501         $ 9,178      $ 6,850         $(4,056)      $12,473


















                                       82

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                                     Management Contract
 Exhibit                                             or Compensatory Plan
 Number                 Description                    or Arrangement         Notes
 ------                 -----------                    --------------         -----

   2.1   Strategic Business Combination Agreement,                              (4)
         dated as of June 27, 2000, by and between
         STEAG Electronic Systems AG, an
         Aktiengesellschaft organized and existing
         under the laws of the Federal Republic
         of Germany, and Mattson Technology, Inc.,
         a Delaware corporation.

   2.2   Amendment to Strategic Business                                        (5)
         Combination Agreement, dated as of
         December 15, 2000, by and between
         STEAG Electronic Systems AG, an
         Aktiengesellschaft organized and
         existing under the laws of the Federal
         Republic of Germany, and Mattson
         Technology, Inc., a Delaware corporation.

   2.3   Agreement and Plan of Merger, dated as of                              (4)
         June 27, 2000, by and among Mattson
         Technology, Inc., a Delaware corporation,
         M2C Acquisition Corporation, a Delaware
         corporation and wholly owned subsidiary
         of Mattson, and CFM Technologies, Inc., a
         Pennsylvania corporation.

   2.4   Second Amendment to Strategic Business
         Combination Agreement, dated as
         of November 5, 2001, by and between
         STEAG Electronic Systems AG, an
         Aktiengesellschaft organized and existing under the laws of the Federal
         Republic of Germany, and Mattson Technology,
         Inc., a Delaware corporation.

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

  10.6 Amendment to Stockholder Agreement dated as of November 5, 2001, by and between STEAG Electronic
         Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal
         Republic of Germany, and Mattson Technology, Inc., a Delaware corporation.



  10.7   Amended and Restated Secured Promissory
         Note in favor of STEAG Electronic Systems AG, dated as of July 2, 2001.

  10.8   Secured Promissory Note in favor of STEAG
         Electronic Systems AG, dated as of November 5, 2001.

  10.9   Transition Agreement by and between Mattson               C
         Technology, Inc. and Brad Mattson, dated as of
         December 13, 2001.

  21.1   Subsidiaries of Registrant

  23.1   Consent of Independent Public Accountants

  23.2   Consent of Independent Accountants

  24.1   Power of Attorney (See page 81 of this form 10-K)

  99     Representation Letter to the SEC

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