Form 10-Q
period 2002-03-31
MATTSON TECHNOLOGY INC
filed 2002-05-15
CIK 928421

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

             For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares of common stock outstanding as of May 8, 2002: 44,544,979.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------

Item 1.   Financial Statements........................................    3

          Condensed Consolidated Balance Sheets
            at March 31, 2002 and December 31, 2001 ..................    3

          Condensed Consolidated Statements of Operations
            for the three months ended
            March 31, 2002 and April 1, 2001..........................    4

          Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and April 1, 2001........    5

          Notes to Condensed Consolidated Financial Statements .......    6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............   15


Item 3.   Quantitative and Qualitative Disclosures About Market Risk...  28



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings............................................. 30


Item 2.   Changes in Securities......................................... 30


Item 3.   Defaults Upon Senior Securities............................... 30


Item 4.   Submission of Matters to a Vote of Security Holders........... 30


Item 5.   Other Information............................................. 30


Item 6.   Exhibits and Reports on Form 8-K.............................. 30


          Signatures.................................................... 31

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                      Mar. 31,        Dec. 31,
                                                        2002            2001
                                                     (unaudited)
                                                     -----------     ---------
Current assets:
  Cash and cash equivalents                         $  69,995       $  64,057
  Restricted cash                                      28,571          27,300
  Short-term investments                                6,216           5,785
  Accounts receivable, net                             23,061          38,664
  Advance billings                                     50,563          61,874
  Inventories                                          54,728          65,987
  Inventories - delivered systems                      64,221          74,002
  Prepaid expenses and other current assets            16,595          18,321
                                                     ---------       ---------
       Total current assets                           313,950         355,990
Property and equipment, net                            28,540          33,508
Goodwill, intangibles and other assets                 40,373          43,207
                                                    ---------       ---------
                                                    $ 382,863       $ 432,705
                                                    =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - STEAG Electronic
     Systems AG, a shareholder                      $  44,490       $  44,613
  Current portion of long-term debt                       106             289
  Line of credit                                          704           4,589
  Accounts payable                                     11,607          14,175
  Accrued liabilities                                  76,223          78,459
  Deferred revenue                                    124,544         136,580
  Deferred income taxes                                 2,487           3,241
                                                    ---------       ---------
       Total current liabilities                      260,161         281,946
                                                    ---------       ---------

Long-term liabilities:
  Long-term debt                                           93           1,001
  Deferred income taxes                                 6,422           8,020
                                                    ---------       ---------
       Total long-term liabilities                      6,515           9,021
                                                    ---------       ---------
       Total liabilities                              266,676         290,967
                                                    ---------       ---------

Stockholders' equity:
  Common stock                                             37              37
  Additional paid-in capital                          497,993         497,536
  Accumulated other comprehensive loss                 (6,784)         (6,553)
  Treasury stock                                       (2,987)         (2,987)
  Retained deficit                                   (372,072)       (346,295)
                                                    ---------       ---------
       Total stockholders' equity                     116,187         141,738
                                                    ---------       ---------
                                                    $ 382,863       $ 432,705
                                                    =========       =========


      See accompanying notes to condensed consolidated financial statements.

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                   -------------------------
                                                   MAR. 31,          APR. 1,
                                                     2002             2001
                                                   --------         --------

Net sales                                          $ 46,205          $ 73,499
Cost of sales                                        38,786            50,327
                                                   --------          --------
  Gross profit                                        7,419            23,172
                                                   --------          --------
Operating expenses:
  Research, development and engineering               9,564            18,901
  Selling, general and administrative                22,097            31,874
  In-process research and development                  --              10,100
  Amortization of goodwill and intangibles            1,687            10,399
                                                   --------          --------
     Total operating expenses                        33,348            71,274
                                                   --------          --------
Loss from operations                                (25,929)          (48,102)
Interest and other income, net                            1               488
                                                   --------          --------
Loss before provision for income taxes              (25,928)          (47,614)
Provision for (benefit from) income taxes              (151)            2,012
                                                   --------          --------
Net loss                                           $(25,777)         $(49,626)
                                                   ========          ========
Net loss per share:
     Basic                                          $ (0.70)          $ (1.36)
     Diluted                                        $ (0.70)          $ (1.36)
Shares used in computing net loss per share:
     Basic                                           37,079            36,613
     Diluted                                         37,079            36,613



   See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                  THREE MONTHS ENDED
                                                             ---------------------------
                                                             MAR. 31,            APR. 1,
                                                               2002               2001
                                                             --------          ----------
Cash flows from operating activities:
  Net loss                                                   $ (25,777)         $ (49,626)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                2,400              5,073
     Deferred taxes                                               (621)            (2,208)
     Provision for allowance for doubtful accounts                 277                339
     Provision for excess and obsolete inventories               1,216               --
     Amortization of goodwill and intangibles                    1,687             10,399
     Loss on disposal of property and equipment                     84               --
     Acquired  in-process  research and  development              --               10,100
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Restricted cash                                          (1,271)              --
       Accounts receivable                                      15,327             38,101
       Advance billings                                         11,311            (35,234)
       Inventories                                              10,043               (767)
       Inventories - delivered systems                           9,781            (35,574)
       Prepaid expenses and other current assets                 1,728                239
       Other assets                                               (811)             4,996
       Accounts payable                                         (2,567)             2,411
       Accrued liabilities                                      (2,718)           (31,110)
       Deferred revenue                                        (12,036)            49,657
                                                             ---------          ---------
Net cash provided by (used in) operating activities              8,053            (33,204)
                                                             ---------          ---------

Cash flows from investing activities:
  Purchases of property and equipment                              (91)            (4,070)
  Proceeds from the sale of equipment                            2,413               --
  Net proceeds from the sale and maturity
   (purchases) of investments                                     (383)             8,018
  Net cash acquired from acquisitions                             --               39,075
                                                             ---------          ---------
Net cash provided by investing activities                        1,939             43,023
                                                             ---------          ---------

Cash flows from financing activities:
  Payments on line of credit and long-term debt                 (5,119)              (118)
  Borrowings against line of credit                                177              4,166
  Change in interest accrual on STEAG note                         647               --
  Proceeds  from the issuance of common stock,
     net of costs                                                  457                961
                                                             ---------          ---------
Net cash provided by (used in) financing activities             (3,838)             5,009
                                                             ---------          ---------
Effect of exchange rate changes on cash
  and cash equivalents                                            (216)            (4,815)
                                                             ---------          ---------
Net increase in cash and cash equivalents                        5,938             10,013
Cash and cash equivalents, beginning of period                  64,057             33,431
                                                             ---------          ---------
Cash and cash equivalents, end of period                     $  69,995          $  43,444
                                                             =========          =========
Supplemental disclosures:
  Common stock  issued for business                               --            $ 294,804
                                                             =========          =========


   See accompanying notes to condensed consolidated financial statements.

                      MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

Note 1 Basis of Presentation and Summary of Significant Accounting Policies

   Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are used for, but are not limited to, the accounting for the allowance for the doubtful accounts, inventory reserves, depreciation and amortization periods, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

   The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the future quarters or for the entire year ending December 31, 2002.

   Revenue Recognition

   Mattson derives revenue from two primary sources - equipment sales and spare part sales. Mattson's revenue recognition policy follows SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Under SAB 101, on equipment sales (a) of existing products where the arrangement includes new specifications, (b) where the sale is to a new customer and includes acceptance clauses, (c) on all sales of new products, or (d) on all sales of wet surface preparation products, revenue is recognized on customer acceptance. For equipment sales to existing customers of products of a type previously sold to such customer, under an arrangement that includes customer specified acceptance provisions that Mattson has previously demonstrated, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon transfer of title, which usually occurs upon delivery of the product. Revenue not recognized at the time of shipment is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, the Company allows customers to evaluate systems, and since customers can return evaluation systems at any time with limited or no penalty, the Company does not recognize revenues on these products until the evaluation systems are accepted by the customer. Revenues related to direct sales in Japan are recognized upon customer acceptance. Thermal products sold through a distributor in Japan are recognized upon transfer of title to the distributor. Equipment that has been delivered to customers but has not been accepted is classified as "Inventories - delivered systems" in the accompanying condensed consolidated balance sheets. Receivables for which revenue has not been recognized are classified as "Advance billings" in the accompanying condensed consolidated balance sheets. Deferred revenue was $124.5 million as of March 31, 2002 and $136.6 million as of December 31, 2001. These amounts represent equipment that was shipped for which amounts were billed per the contractual terms but have not been recognized as revenue in accordance with SAB 101.

   Revenue for spare parts is recognized upon shipment of the spare parts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

   Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

Goodwill and Intangible Assets

   On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   The Company adopted SFAS No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. In accordance with the provisions of SFAS No. 142, the Company reclassified $4.6 million from intangible assets to goodwill relating to the acquired workforce. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in the first quarter of 2002 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $6.7 million for fiscal 2002 and each of fiscal years 2003, 2004 and 2005. Amortization of intangibles for the first quarter ended March 31, 2002 was approximately $1.7 million.

   The following table summarizes the components of gross and net goodwill and intangible asset balances (in thousands):


                                                     March 31, 2002                           December 31, 2001
                                         -------------------------------------      -------------------------------------
                                           Gross                        Net          Gross                         Net
                                         Carrying     Accumulated     Carrying      Carrying     Accumulated     Carrying
                                          Amount      Amortization     Amount        Amount      Amortization     Amount
                                         --------     ------------    --------      --------     ------------    --------
                                                 (unaudited)
Goodwill                                 $ 16,005      $ (3,329)      $ 12,676      $ 12,610      $ (2,759)      $  9,851
Other intangible assets                      --            --             --           5,126          (570)         4,556
Developed technology                       31,997        (7,475)        24,522        31,997        (5,788)        26,209
                                         --------      --------       --------      --------      --------       --------
Total goodwill and intangibe assets      $ 48,002      $(10,804)      $ 37,198      $ 49,733      $ (9,117)      $ 40,616
                                         ========      ========       ========      ========      ========       ========


Amortization expense related to intangible assets was as follows (unaudited, in thousands):


                                            For the Three Months Ended
                                            --------------------------
                                               March 31,   April 1,
                                                 2002        2001
                                               -------      -------
     Goodwill amortization                     $  --        $ 4,574
     Other intangible assets amortization         --          2,256
     Developed technology amortization           1,687        3,569
                                               -------      -------
     Total amortization                        $ 1,687      $10,399
                                               =======      =======


Net loss on a pro forma basis, excluding goodwill amortization expense, would have been as follows (unaudited, in thousands):

                                                   For the Three Months Ended
                                                   --------------------------
                                                    March 31,       April 1,
                                                      2002           2001
                                                   ----------     ----------
Net loss, as reported                              $  (25,777)    $  (49,626)
Add: goodwill amortization                               --            6,830
                                                   ----------     ----------
Net loss -- pro forma                              $  (25,777)    $  (42,796)
                                                   ==========     ==========

Basic and diluted loss per share, as reported      $    (0.70)    $    (1.36)
Add: goodwill amortization                               --             0.19
                                                   ----------     ----------
Basic and diluted loss per share -- pro forma      $    (0.70)    $    (1.17)
                                                   ==========     ==========



Recent Accounting Pronouncements

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 and this adoption did not have a significant effect on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications were made to prior year financial data to conform with current year presentation.

Note 2   Balance Sheet Detail (in thousands):



                                          MAR. 31,        DEC. 31,
                                           2002             2001
                                         ---------       ---------
                                        (unaudited)
Inventories:
  Purchased parts and raw materials      $  67,344       $  77,399
  Work-in-process                           21,395          25,480
  Finished goods                             3,278           5,363
  Evaluation systems                         5,734           5,734
                                         ---------       ---------
                                            97,751         113,976
  Less: inventory reserves                 (43,023)        (47,989)
                                         ---------       ---------
                                         $  54,728       $  65,987
                                         =========       =========

Accrued liabilities:
  Warranty and installation reserve      $  21,801       $  19,936
  Accrued compensation and benefits          9,856          10,320
  Income taxes                               5,276           5,165
  Commissions                                2,184           2,765
  Customer deposits                          1,378             686
  Other                                     35,728          39,587
                                         ---------       ---------
                                         $  76,223       $  78,459
                                         =========       =========


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

   STEAG Semiconductor Division

   Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the amended Combination Agreement, paid SES $100,000 in cash, and assumed certain obligations of SES and STEAG AG, the parent company of SES, including certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6%). Under an amendment to the Combination Agreement, the Company also agreed to pay SES the amount of 19.2 million EUROS (approximately $16.7 million as of March 31, 2002). Under both of these obligations, as of March 31, 2002, the Company owed an aggregate amount of approximately $44.5 million to SES (including accrued interest at 6% per annum) which is due and payable on July 2, 2002. On April 30, 2002, upon closure of a private placement transaction (see Note 10), the Company issued approximately 1.3 million shares of common stock to SES in exchange for the cancellation of $8.1 million of indebtedness, thereby reducing the outstanding principal amount of the notes to approximately $35.5 million.

   The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson (the then chief executive officer and approximately 17.7% stockholder of the Company, based on shares outstanding immediately prior to the acquisition) entered into a Stockholder Agreement dated December 15, 2000, as amended on November 5, 2001, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, SES rights to maintain its pro rata share of the outstanding Company common stock and participate in future stock issuances by the Company, and registration rights in favor of SES. At March 31, 2002, SES held approximately 31.9% of the Company's common stock, and currently has two representatives on the Company's board of directors. On April 30, 2002, upon closure of the private placement transaction (see Note 10), SES held approximately 29.6% of the Company's common stock.

   The acquisition has been accounted for under the purchase method of accounting and the results of operations of the STEAG Semiconductor Division are included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $148.6 million, which included $6.2 million of direct acquisition related costs (including amounts reimbursed to SES), was used to acquire the common stock of the eleven direct and indirect subsidiaries of the STEAG Semiconductor Division. The allocation of the purchase price to the assets acquired and liabilities assumed, is as follows (in thousands):

   Net tangible assets ........................     $ 114,513
   Acquired developed technology ..............        18,100
   Acquired workforce .........................        11,500
   Goodwill ...................................        10,291
   Acquired in-process research and development         5,400
   Deferred tax liability .....................       (11,248)
                                                    ---------
                                                    $ 148,556
                                                    =========

   Purchased intangible assets, including goodwill, workforce and developed technology were approximately $39.9 million. Goodwill, including workforce, is no longer amortized under SFAS 142. Developed technology is being amortized over an estimated useful life of five years. The Company attributed $5.4 million to in-process research and development which was expensed immediately.

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

   During the second half of 2001, the Company performed assessments of the carrying value of its long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of the STEAG Semiconductor Division. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $3.5 million to reduce the carrying value of certain intangible assets associated with the acquisition of the STEAG Semiconductor Division based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $1.0 million to reduce certain property and equipment purchased from the STEAG Semiconductor Division to zero as there were no future cash flows expected from these assets. These charges of $4.5 million relating to the STEAG Semiconductor Division were recorded as impairment of long-lived assets and other charges in 2001.


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
                                                     --------
                                                     $174,571
                                                     ========

     Purchased intangible assets, including goodwill, workforce and developed technology were approximately $167.4 million. Goodwill, including workforce, is no longer amortized under SFAS 142. Developed technology is being amortized over an estimated useful life of five years. The Company attributed $4.7 million to in-process research and development which was expensed immediately.

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

   During the second half of 2001, the Company performed assessments of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $134.6 million during 2001 to reduce the carrying value of goodwill, and other intangible assets, associated with the acquisition of CFM based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $5.8 million to reduce certain property and equipment purchased from CFM to zero as there were no future cash flows expected from these assets. The total charge of $140.4 million relating to CFM has been recorded as impairment of long-lived assets and other charges in 2001.

Note 4 Net Income (Loss) Per Share

     Earnings per share is calculated in accordance with SFAS No. 128, "Earning Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period. All amounts in the following table are in thousands except per share data.


                                                      THREE MONTHS ENDED
                                                  --------------------------
                                                   MAR. 31,        APR. 1,
                                                    2002            2001
                                                  ---------      ----------
                                                         (Unaudited)
BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders           $ (25,777)      $ (49,626)
  Weighted average common shares outstanding          37,079         36,613
                                                  ---------       ---------
  Basic and diluted loss per share                $    (0.70)     $   (1.36)
                                                  ==========      =========


     For the three month periods ended March 31, 2002 and April 1, 2001, outstanding stock options of 4,614,367 and 4,989,244 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 5 Comprehensive Income (Loss)

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     For the three month periods ended March 31, 2002 and April 1, 2001, the unaudited comprehensive loss was $26.0 million and $53.8 million, respectively, consisting primarily of foreign currency translation adjustments, unrealized investment gain (loss) and gain (loss) on cash flow hedging instruments.


   Note 6 Reportable Segments

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The chief executive officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed.

     The following is net sales information by geographic area for the three month periods ended (in thousands, unaudited):

                                         March 31,        April 1,
                                           2002             2001
                                         --------         --------
      United States                      $  7,163         $ 21,978
      Europe                               10,515           22,116
      Asia Pacific (including Korea,
        Taiwan, Singapore and China)       24,769           21,291
      Japan                                 3,758            8,114
                                         --------         --------
                                         $ 46,205         $ 73,499
                                         ========         ========

     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

     For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the first quarter of 2002, three customers accounted for 16%, 14% and 11% of net sales. In the first quarter of 2001, 14% of net sales were to a single customer.

Note 7 Debt

   As discussed in Note 3, the Company has notes payable to STEAG Electronic Systems AG in the aggregate amount of $44.5 million as of March 31, 2002. The notes accrue interest at 6% per annum and are due July 2, 2002. The notes contain certain covenants including maintaining a minimum accounts receivable balance of $15.6 million at the Company's Thermal and Wet subsidiaries in Germany. At March 31, 2002, the Company was in compliance with the covenants.

     The Company's Japanese subsidiary entered into a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $6.8 million), secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points, which is currently approximately 0.81%. The term of the line is through June 20, 2002. The Company has guaranteed the line. At March 31, 2002, the borrowing on this line was 93.0 million Yen (approximately $704,000).

     On March 29, 2002, the Company entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 29, 2003, if not extended by then. All borrowings under this line will bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including a minimum quick ratio, minimum tangible net worth and minimum revenue. At March 31, 2002, the Company was in compliance with the covenants. Currently, the Company has no borrowings against this line of credit.


Note 8 Other Items

     On February 27, 2002, the Company signed an agreement to sell to Metron Technology N.V. ("Metron") the AG Associates rapid thermal processing (RTP) product line, which the Company obtained through its acquisition of the of STEAG Semiconductor Division. Upon closing in March 2002, Metron assumed exclusive ownership of the 4000 and 8000 series RTP product line and the distribution of spare parts for the installed base. The Company recognized an immaterial loss on this transaction. As part of the agreement, Metron sub-leased a portion of the San Jose facility from the Company.

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's subsidiary, Mattson Wet Products, Inc., formerly CFM Technologies, Inc., in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a large Japanese manufacturer of semiconductor wafer processing equipment. In the lawsuit, CFM claimed that six different DNS wet processing systems infringed two of CFM's patents on drying technology. DNS denied that its machines infringed and alleged that the CFM patents were invalid. The jury found that each of the six DNS machines infringed both of the CFM patents, and that both patents were valid. The Company plans to seek damages for DNS' past infringements and to request an injunction against future shipments by DNS of infringing products into the United States market.

     In March 2002, the Company sold its building in West Chester, PA, for $2,315,000 in cash, with no contingencies. The Company also paid off the remaining mortgage on this building, of approximately $0.8 million, thereby reducing its long-term debt by the like amount. In April 2002, the Company sold its building in Austin, TX, for $1,950,000. There was no remaining mortgage on this building. Both buildings were determined as excess facilities.


Note 9 Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company, at its Exton, Pennsylvania location, leases two buildings to house its manufacturing and administrative functions related to the Omni product. The two leases have approximately 17 years remaining with an approximate combined rental cost of $1.5 million annually. The leases for both buildings allow for subleasing the premises without the approval of the landlord. One of the two Exton Pennsylvania buildings has been sublet for a period of five years with an additional extension of five years. The sublease is expected to cover all related costs on this building. In addition, the Company has excess facilities in San Jose, CA, and has non-cancelable annual lease payment obligations of approximately $1.0 million over seven months related to this facility. As of March 31, 2002, there is a remaining lease loss accrual of approximately $3.4 million related to these facilities, recorded as accrued liabilities in the accompanying condensed consolidated balance sheet. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The facilities lease losses and related asset impairment charges are estimates in accordance with SFAS No. 5, "Accounting for Contingencies," and represent the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, and sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities are not leased and could aggregate $25.5 million under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next seventeen years, less any sublet amounts.

     As of March 31, 2002, the Company has established an accrual for purchase commitments of $1.0 million for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

Note 10  Subsequent Events

     On April 30, 2002, the Company completed the closing of its previously announced private placement transaction in the amount of $45.6 million. As a result, the Company issued approximately 7.4 million shares of its common stock at a price of $6.15 per share, received net cash proceeds of $37.5 million, and converted into common stock portion of its outstanding promissory notes to STEAG Electronic Systems AG, Mattson's largest shareholder, in the amount of $8.1 million. The transaction included 5.1 million shares sold to the State of Wisconsin Investment Board and 1.3 million shares sold to STEAG Electronic Systems AG, as well as 1.0 million shares to another investor.

     In April 2002, the Company agreed to extend loans to Brad Mattson and Diane Mattson, each in the principal amount of $700,000. The loans are unsecured, not collateralized, do not bear interest and are due and payable on August 31, 2002. During the term of the notes, Mr. Mattson and Ms. Mattson may not sell, pledge or otherwise dispose of any common stock of the Company. Any disposition of common stock of the Company by Mr. Mattson or Ms. Mattson would be a default under the notes and all proceeds from such disposition would be applied to the repayment of the notes.


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

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry is currently experiencing a severe downturn, which has resulted in drastic capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors deepened throughout each sequential quarter of 2001, and continuing in 2002. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Our ability to quickly modify our operations in response to changes in market conditions is limited.

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

     During the first quarter ended March 31, 2002, we had a net loss of $25.8 million. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial results.


                          CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, restructuring costs, retirement benefits, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, and impairment of long-lived assets as critical to our business operations and an understanding of our results of operations. See Note 1 of Notes to the Condensed Consolidated Financial Statements for a summary of our significant accounting policies.

     Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101).

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1.) for equipment sales of existing products with new specifications or acceptance clauses or to a new customer, for all sales of new products, and for all sales of our wet surface preparation products, revenue is recognized upon customer acceptance; 2.) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue upon title transfer. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

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

     Inventories. Due to the changing market conditions, recent economic downturn and estimated future requirements, inventory valuation charges of approximately $26.4 million were recorded in the second half of 2001. This reserve largely covers inventories for Thermal and Omni products that were acquired in the merger with the Steag Semiconductor Division and CFM. Given the downturn in the semiconductor industry, the age of the inventories on hand and the introduction of new products, we wrote down excess inventories to net realizable value based on forecasted demand and obsolete inventories that are no longer used in current production. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. As of March 31, 2002, there was an allowance for excess and obsolete inventory of approximately $43.0 million.

     Goodwill and Other Intangible Assets. We assess the realizability of goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Our judgments regarding the existence of impairment indicators are based on changes in strategy, market conditions and operational performance of our business. Future events, including significant negative industry or economic trends, could cause us to conclude that impairment indicators exist and that goodwill and other intangibles assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                   MAR. 31,       APR. 1,
                                                     2002          2001
                                                   --------      --------

Net sales                                           100%           100%
Cost of sales                                        84%            68%
                                                   ----           ----
  Gross profit                                       16%            32%
                                                   ----           ----

Operating expenses:
  Research, development and engineering              21%            26%
  Selling, general and administrative                48%            43%
  In-process research and development               --              14%
  Amortization of goodwill and intangibles            4%            14%
                                                   ----           ----
     Total operating expenses                        72%            97%
                                                   ----           ----
Loss from operations                                (56)%          (65)%
Interest and other income, net                      --               1%
                                                   ----           ----
Loss before provision for income taxes              (56)%          (65)%
Provision for (benefit from) income taxes           --               3%
                                                   ----           ----
Net loss                                            (56)%          (68)%
                                                   ====           ====

     Net Sales

     Net sales for the first quarter of 2002 were $46.2 million compared to $73.5 million for the same quarter last year, reflecting a decrease of 37.1%. Net sales decreased in the first quarter of 2002, compared to the first quarter of 2001, primarily due to lower demand as a result of the continuing economic downturn in the semiconductor industry. Our industry entered an economic slowdown during the first quarter of 2001 which has continued to affect us through the current quarter.

      Our total deferred revenue at March 31, 2002 was approximately $124.5 million, down from $136.6 million at the end of the fourth quarter of 2001, and up from $93.5 million at the end of the first quarter of 2001. We expect deferred revenue to be recognized as revenue in our consolidated statement of operations in the next six to twelve months.

      Bookings for the first quarter of 2002 were $26.0 million, an increase of
32.0 percent from $19.7 million in the fourth quarter of 2001, and a decrease of
73.6 percent from $98.5 million in the first quarter of 2001, resulting in a book-to-bill ratio of 0.77 to 1.0. Backlog at the end of the first quarter of 2002 was $48.2 million, a decrease of 19.7 percent from the $60.0 million at the end of the fourth quarter of 2001, and a decrease of 43.8 percent from the $85.7 million at the end of the first quarter of 2001.The decrease of the current quarter bookings compared to the prior year period was primarily due to the economic slowdown in the semiconductor industry.

      International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 84.5% and 70.1% for the first quarter of 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for 2002.


      Gross Margin

      Our gross margin for the first quarter of 2002 was 16.1%, a decrease from 31.5% for the first quarter of 2001. The decrease in gross margin was due to various factors. In the first quarter of 2001, our production volume was almost double our current quarter volume. This higher volume in the first quarter of 2001 allowed for better absorption of our manufacturing overhead costs. We also continue to have acquisition-related inventory costs that are adversely affecting our gross margin. In addition, we are facing pricing pressure from competitors that is affecting our gross margin.

      Since the economic slowdown, we have taken steps to reduce the number of our manufacturing sites. We have closed three manufacturing sites since the first quarter of 2001, and currently have four manufacturing sites remaining. We continue to have excess capacity at our remaining sites, but have reduced costs at those sites in an effort to increase our gross margin. During the quarter ended March 31, 2002, we sold two of the manufacturing sites that we closed during fiscal 2001. We anticipate subletting another manufacturing site in the second quarter of 2002.

     The acquisition-related inventory costs (APB 16) continue to affect us. This inventory was revalued upward, to reflect its market value, at the time of the merger. The largest portion of this revalued inventory was in our Wet Division, where all revenue is deferred until we obtain customer acceptance. Due to the nature of the equipment produced by the Wet Division, these customer acceptances can take up to twelve months. Revenue relating to the Wet Division equipment shipped during the first quarter of 2001 was virtually all deferred, so the related costs, including the APB 16 costs, were also deferred and did not impact cost of goods sold during that period. The sale of equipment that was shipped in 2001 is now being recognized as revenue as it is accepted by customers, and the related costs, including APB 16 costs, are included in our cost of goods sold and had an adverse effect on our gross margin in the quarter. For the first quarter of 2002, these APB 16 costs were $5.6 million. As of March 31, 2002, we have approximately $6.2 million of APB 16 costs remaining in our inventories - delivered systems that will continue to have a negative impact on our future gross margins.

     Our gross margin has varied over the years and will continue to vary based on multiple factors including competitive pressures, product mix, economies of scale, overhead absorption levels, any remaining ABP 16 costs in our inventories and costs associated with the introduction of new products.

      Research, Development and Engineering

      Research, development and engineering expenses for the first quarter of 2002 were $9.6 million, or 20.7 % of net sales, as compared to $18.9 million, or 25.7% of net sales, for the first quarter of 2001. The decrease in research, development and engineering expenses in the first quarter of 2002 was due to the reduction of personnel that was implemented during the second half of 2001 and more selective research and development project funding. Total research, development and engineering expenses declined from $13.4 million in the fourth quarter of 2001, as a result of the reduction of personnel and continuing cost controls during the first quarter of 2002.

      Selling, General and Administrative

      Selling, general and administrative expenses for the first quarter of 2002 were $22.1 million, or 47.8% of net sales, as compared to $31.9 million, or 43.4% of net sales, for the first quarter of 2001. The first quarter of 2001 included substantial integration expenses relating to the merger, while there are no comparable expenses in the corresponding quarter of 2002. The decrease in selling, general and administrative expenses is primarily due to a reduction in personnel related costs including travel, and reduced commission expenses, relative to the drop in bookings activity in the first quarter of 2002 compared with 2001.

      We had substantial legal expenses in the first quarter of 2002 due to the trial in the DNS lawsuit for patent infringement, which resulted in a verdict in our favor. We expect additional expenses related to this lawsuit as we are now seeking an injunction against DNS to prevent them from selling infringing products in the US. See Part 2, Item 1, Legal Proceedings below for a more detailed explanation.

In-process research and development

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

Amortization of Goodwill and Intangibles

     We adopted SFAS 142 on January 1, 2002, and no longer amortize goodwill. We continue to amortize the identified intangibles, in an amount estimated to be $6.7 million for fiscal 2002, or approximately $1.7 million per quarter.

Liquidity and Capital Resources

     Our cash and cash equivalents (excluding restricted cash) and short-term investments were $76.2 million at March 31, 2002, an increase of $6.4 million from $69.8 million at December 31, 2001. Stockholders' equity at March 31, 2002 was approximately $116.2 million compared to $141.7 million as of December 31, 2001.

     On April 30, 2002, we announced the completion and closing of a private placement transaction in the amount of $45.6 million. As a result, we have issued approximately 7.4 million shares of our common stock at a price of $6.15 per share, have received net cash proceeds of $37.5 million and have converted into common stock our outstanding promissory notes to STEAG Electronic Systems AG, our largest shareholder, in the amount of $8.1 million. We intend to use net proceeds from this private placement for general corporate purposes.

     As a result of our acquisition of the STEAG Semiconductor Division at the beginning of 2001, as of March 31, 2002 we owed SES a total of approximately $44.5 million under two promissory notes which bear interest at 6.0% per year and are due July 2, 2002. After the closing of the private placement transaction on April 30, 2002, we reduced our outstanding promissory notes to SES by $8.1 million, to $36.4 million. One promissory note, in the amount of $26.9 million, is secured by an irrevocable standby letter of credit issued by Silicon Valley Bank, which is in turn secured by approximately $26.9 million of restricted cash. This obligation had originally been due on July 2, 2001. On November 5, 2001, SES agreed to extend the maturity date to July 2, 2002, and the interest accrued through July 2, 2001 was capitalized and added to the principal under the extended note. The note contains certain covenants, which we are in compliance with. The second promissory note, originally in the amount of 19.2 million EURO (approximately $16.7 million), is secured by the accounts receivable of two of our acquired subsidiaries, Mattson Thermal Products GmbH, Dornstadt, Germany, and Mattson Wet Products GmbH, Pliezhausen, Germany. On April 30, 2002, the amount of this note was reduced to 10.2 million EURO (approximately $9.2 million as of April 30, 2002). This note contains covenants and requires us to maintain certain balances, including a minimum amount of applicable accounts receivable of at least 17.9 million EURO (approximately $15.6 million) at our relevant subsidiaries. At March 31, 2002, we are in compliance with all of these covenants.

     In fiscal 2001, our Japanese subsidiary entered into a credit line with Bank of Tokyo-Mitsubishi in the amount of 900 million Yen (approximately $6.9 million), secured by trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points, which is approximately 0.81% at December 31, 2001. The term of the line is through June 20, 2002. We have guaranteed the line. At March 31, 2002, the borrowing on this line was 93.0 million Yen (approximately $704,000).

     On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 29, 2003, if not extended by then. All borrowings under this line will bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio, minimum tangible net worth and meeting minimum revenue targets, all of which we are in compliance with.

     Net cash provided by operating activities was $8.1 million during the first quarter of 2002 as compared to $33.2 million used in operating activities during the same quarter in 2001.

     The net cash provided by operating activities during the first quarter of 2002 was primarily attributable to the non-cash depreciation and amortization of $2.4 million, a decrease in accounts receivable of $15.3 million, a decrease in advance billings of $11.3 million and a decrease in inventories of $19.8 million. The cash provided by operating activities was offset by a net loss of $25.8 million, a decrease in deferred revenue of $12.0 million, a decrease in accounts payable of $2.6 million, a decrease in accrued liabilities of $2.7 million, and an increase in restricted cash by $1.3 million. The restricted cash increased due to letters of credit issued to various suppliers, which were secured by cash.

     Net cash used in operating activities during the first quarter of 2001 was $33.2 million and was primarily attributable to the net loss of $49.6 million, deferred taxes of $2.2 million, an increase in advance billings of $35.2 million, an increase in inventories of $36.3 million, and a decrease in accrued liabilities of $31.1 million. These uses were offset by non-cash depreciation and amortization of $5.1 million, amortization of goodwill and intangibles of $10.4 million, acquired in-process research and development of $10.1 million, a decrease in accounts receivable of $38.1 million, an increase in accounts payable of $2.4 million, and an increase in deferred revenue of $49.7 million.

     Net cash provided by investing activities was $1.9 million during the first quarter of 2002 as compared to $43.0 million during the same quarter last year. The net cash provided by investing activities during the first quarter of 2002 is attributable to the proceeds from the sale of investments of $4.1 million, and sale of equipment of $2.4 million, offset by purchases of investments of $4.4 million. Net cash provided by investing activities during the first quarter of 2001 was $43.0 million and was attributable to the net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $39.1 million, net sales of investments of $8.0 million, offset by purchases of property and equipment of $4.1 million.

     Net cash used in financing activities was $3.8 million during the first quarter of 2002 as compared to $5.0 million provided by financing activities during the same quarter last year. The net cash used in financing activities during the first quarter of 2002 is primarily attributable to the payment against our Japanese line of credit and long-term debt of $5.1 million offset by a reduction in the interest accrual on a note payable to SES of $0.6 million, borrowings under our Japanese line of credit in the amount of $177,000 and proceeds from our stock plans of $0.5 million. Net cash provided by financing activities during the first quarter of 2001 was $5.0 million and was primarily attributable to the borrowings from our Japanese line of credit of $4.2 million and proceeds from our stock plans of $1.0 million, net of $118,000 payment on line of credit.

     Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance, cash generated by our operations, and the proceeds from the private placement transaction. During 2001 and the first quarter of 2002, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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


RISK FACTORS:

   Factors That May Affect Future Results and Market Price of Stock

   In this report and from time to time, we may make forward looking statements regarding, among other matters, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties which could cause actual results to vary materially, including those set forth in our Annual Report on Form 10-K, all of which are incorporated here by reference, and the following:

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

     o    delayed product acceptance or payments of invoices by our customers;

     o    size and timing of sales, shipments and acceptance of our products;

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

      The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. Increased price competition may result, causing pressure on our net sales, gross margin and net income. We have been experiencing cancellations, delays and push-outs of orders, which reduce our revenues, cause delays in our ability to recognize revenue on orders and reduce backlog. Further order cancellations, reductions in order size or delays in orders will materially adversely affect our business and results of operations.

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

   As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we are a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibit us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2001, our net loss was $336.7 million, compared to net income of $1.5 million for the year ended December 31, 2000. For the first quarter of 2002 our net loss was $25.8 million. If our actions to date are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our long-term business prospects.

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

     The table below presents the fair value of principal amounts and related weighted average interest rates for the Company's investment portfolio as of March 31, 2002.

                                                         Fair Value
                                                       March 31, 2002
                                                       --------------
                                                       (In thousands)
 Assets
   Cash and cash equivalents .........................    $ 69,995
   Average interest rate .............................        1.88%
   Restricted cash ...................................    $ 28,571
   Average interest rate .............................        1.00%
   Short-term investments ............................    $  6,216
   Average interest rate .............................        3.47%


Foreign Currency Risk

     The Company transacts business in various foreign countries. We employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge foreign currency fluctuations with Japan. The goal of the hedging program is to lock in exchange rates to minimize the impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of March 31, 2002 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.


                                      Average                Estimated
                                      Notional    Contract      Fair
                                       Amount       Rate        Value
                                      --------    --------   ---------
                                         (In thousands, except for
                                           average contract rate)

Foreign currency forward exchange contracts:

   Japanese Yen...................... $ 4,460       129.18     $ 4,364

     The local currency is the functional currency for all foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. In addition, as of March 31, 2002, a payment obligation to STEAG Electronic Systems AG in the amount estimated to be $16.7 million is payable in EUROS and, accordingly, there exists exposure for exchange rate volatility. On April 30, 2002, on closing of a private placement transaction, the payment obligation to STEAG Electronic Systems AG in the amount estimated to be $17.3 million was reduced by $8.1 million to approximately $9.2 million. The exposure for the exchange rate volatility of the STEAG payment obligation has been mostly neutralized by using a natural balance sheet hedge and keeping EUROS in a foreign currency bank account. The balance of this bank account was 16.1 million EUROS at March 31, 2002.



                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

     In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation we can not be certain of this. Moreover, the defense of claims or actions, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     We are currently litigating three ongoing cases against two of our competitors involving our wet surface preparation intellectual property. These litigation matters were brought by or against our subsidiary Mattson Wet Products, Inc., formerly CFM, and are described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Except as discussed below, there have been no material developments in these actions during the first quarter of 2002.

     We have asserted claims relating to our U.S. Patent No. 4,911,761 (the "`761 patent") against YieldUP International Corp. ("YieldUP"), alleging infringement, inducement of infringement, and contributory infringement (this case is CFMT and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM). The judge previously hearing the case has retired, and as a result the case has been transferred to another judge who has delegated responsibility for all matters, other than trial, to a magistrate judge. On March 14, 2002, the Court heard oral argument, and on April 15, 2002 issued an order denying YieldUP's summary judgment motion for non-infringement. On May 1, 2002, we asserted infringement by YieldUP of the `597 patent. Discovery and trial schedules are now being determined.

   We are both a defendant and a counterclaim plaintiff in a lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS") (this case is Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW). In this action, the DNS parties sought a declaratory judgment of invalidity and unenforceability of the `761 patent and U.S. Patent No. 4,984,597 (the "`597 patent"), and a declaratory judgment of non-infringement of the `761 patent. We counterclaimed alleging infringement, inducement of infringement, and contributory infringement of certain claims of each of the '761 patent, the '597 patent, and two other patents. On March 5, 2002, after a four-week jury trial, a verdict was returned in our favor, finding that all six models of DNS's wet surface preparation equipment that included an "LPD dryer" infringed each of the 20 asserted claims of our `761 and `597 patents. The jury also explicitly rejected each of DNS's asserted invalidity defenses. We have asked the Court to resolve the remaining DNS inequitable conduct defense and business tort claims on summary judgment and requested prompt entry of a permanent injunction against future acts of infringement by DNS. Our motions are pending. Damages remain to be tried. However, should DNS prevail on its inequitable conduct defense and business tort claims, it is possible that our `761 and `597 patents could be ruled unenforceable. On May 7, 2002, the Court was scheduled to hear arguments on DNS' four motions for judgment as a matter of law, as well as their motion requesting a new trial. On May 14, 2002 the Court was scheduled to hear arguments on our summary judgment motion denying DNS' claim of inequitable conduct. The Court has currently scheduled a hearing on our request for a permanent injunction for June 3, 2002.

     Our involvement in any patent dispute, or other intellectual property dispute or action to protect trade secrets and know-how, could result in a material adverse effect on our business. Adverse determinations in current litigation or any other litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties, and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.



Item 2.   Changes in Securities and Use of Proceeds.

     None

Item 3.   Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5.   Other Information.

     None


Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits

         3.1(1)   Restated Articles of Incorporation of the Company

         3.2(1)   Bylaws of the Registrant

        99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.


-----------

     (1) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MATTSON TECHNOLOGY, INC.



Date: March 15, 2002
                                     /s/ David Dutton
                                 -----------------------------------
                                 David Dutton
                                 President and Chief Executive Officer




                                     /s/ Ludger Viefhues
                                 -----------------------------------
                                 Ludger Viefhues
                                 Executive Vice President -- Finance
                                 and Chief Financial Officer