Form 10-Q
period 2002-06-30
MATTSON TECHNOLOGY INC
filed 2002-08-14
CIK 928421

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

              For the quarterly period ended June 30, 2002

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________________ to ________________


                         Commission file number 0-21970

                               ------------------


                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            77-0208119
                   --------                            ----------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)


      2800 Bayview Drive Fremont, California          94538
     ----------------------------------------       ----------
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


Number of shares of common stock outstanding as of August 2, 2002: 44,695,962.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

PAGE NO.

--------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at June 30, 2002 and
          December 31, 2001 ................................................ 3

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and July 1, 2001 .................. 4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2002 and July 1, 2001................... 5

          Notes to Condensed Consolidated Financial Statements ............. 6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 17


Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 29



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ................................................ 30


Item 2.  Changes in Securities ............................................ 31


Item 3.  Defaults Upon Senior Securities................................... 31


Item 4.  Submission of Matters to a Vote of Security Holders............... 31


Item 5.  Other Information................................................. 32


Item 6.  Exhibits and Reports on Form 8-K ................................. 32


         Signatures........................................................ 34

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                   June 30,       December 31,
                                                                     2002            2001
                                                                  ---------       ----------
Current assets:
  Cash and cash equivalents                                       $ 101,389       $  64,057
  Restricted cash                                                    28,163          27,300
  Short-term investments                                              1,461           5,785
  Accounts receivable, net                                           25,907          38,664
  Advance billings                                                   45,835          61,874
  Inventories                                                        60,054          65,987
  Inventories - delivered systems                                    56,561          74,002
  Prepaid expenses and other current assets                          16,153          18,321
                                                                  ---------       ---------
       Total current assets                                         335,523         355,990
Property and equipment, net                                          26,072          33,508
Goodwill and intangibles                                             35,511          40,616
Other assets                                                          3,289           2,591
                                                                  ---------       ---------
                                                                  $ 400,395       $ 432,705
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - STEAG Electronic Systems AG, a shareholder      $  37,729       $  44,613
  Current portion of long-term debt                                    --               289
  Line of credit                                                       --             4,589
  Accounts payable                                                   17,131          14,175
  Accrued liabilities                                                76,079          78,459
  Deferred revenue                                                  117,400         136,580
                                                                  ---------       ---------
       Total current liabilities                                    248,339         278,705
                                                                  ---------       ---------
Long-term liabilities:
  Long-term debt                                                       --             1,001
  Deferred income taxes                                               8,315          11,261
                                                                  ---------       ---------
       Total long-term liabilities                                    8,315          12,262
                                                                  ---------       ---------
       Total liabilities                                            256,654         290,967
                                                                  ---------       ---------

Stockholders' equity:
  Common stock                                                           45              37
  Additional paid-in capital                                        542,004         497,536
  Accumulated other comprehensive income (loss)                       1,274          (6,553)
  Treasury stock                                                     (2,987)         (2,987)
  Accumulated deficit                                              (396,595)       (346,295)
                                                                  ---------       ---------
       Total stockholders' equity                                   143,741         141,738
                                                                  ---------       ---------
                                                                  $ 400,395       $ 432,705
                                                                  =========       =========



     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                      Three Months Ended               Six Months Ended
                                                  -------------------------       -------------------------
                                                   June 30,         July 1,         June 30,       July 1,
                                                     2002            2001            2002           2001
                                                  ---------       ---------       ---------       ---------
Net sales                                         $  47,263       $  71,355       $  93,468       $ 144,854
Cost of sales                                        37,810          56,190          76,596         106,517
                                                  ---------       ---------       ---------       ---------
  Gross profit                                        9,453          15,165          16,872          38,337
                                                  ---------       ---------       ---------       ---------
Operating expenses:
  Research, development and engineering               9,348          16,108          18,912          35,009
  Selling, general and administrative                21,098          23,458          43,195          55,332
  In-process research and development                  --              --              --            10,100
  Amortization of goodwill and intangibles            1,687           9,624           3,374          20,023
                                                  ---------       ---------       ---------       ---------
     Total operating expenses                        32,133          49,190          65,481         120,464
                                                  ---------       ---------       ---------       ---------
Loss from operations                                (22,680)        (34,025)        (48,609)        (82,127)
Interest and other income (expense), net             (2,005)          1,307          (2,004)          1,795
                                                  ---------       ---------       ---------       ---------
Loss before provision for income taxes              (24,685)        (32,718)        (50,613)        (80,332)
Provision for (benefit from) income taxes              (162)            397            (313)          2,409
                                                  ---------       ---------       ---------       ---------
Net loss                                          $ (24,523)      $ (33,115)      $ (50,300)      $ (82,741)
                                                  =========       =========       =========       =========
Net loss per share:
     Basic                                        $   (0.58)      $   (0.90)      $   (1.27)      $   (2.25)
                                                  =========       =========       =========       =========
     Diluted                                      $   (0.58)      $   (0.90)      $   (1.27)      $   (2.25)
                                                  =========       =========       =========       =========
Shares used in computing net loss per share:
     Basic                                           42,315          36,804          39,712          36,709
                                                  =========       =========       =========       =========
     Diluted                                         42,315          36,804          39,712          36,709
                                                  =========       =========       =========       =========




   See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Six Months Ended
                                                                    -------------------------
                                                                     June 30,         July 1,
                                                                       2002            2001
                                                                    ---------       ---------

Cash flows from operating activities:
  Net loss                                                          $ (50,300)      $ (82,741)
  Adjustments  to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                                       4,855          10,760
     Deferred taxes                                                    (1,214)         (2,208)
     Amortization of goodwill and intangibles                           3,374          20,023
     Loss on disposal of property and equipment                           607            --
     Stock-based compensation                                             125            --
     Acquired  in-process  research and  development                     --            10,100
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Restricted cash                                                   (863)           --
       Accounts receivable                                             17,527          20,718
       Advance billings                                                20,703         (19,642)
       Inventories                                                      9,340           9,402
       Inventories - delivered systems                                 24,572         (44,096)
       Prepaid expenses and other current assets                        2,400          (2,645)
       Other assets                                                      (745)          5,700
       Accounts payable                                                 2,597          (7,566)
       Accrued liabilities                                             (8,759)        (37,885)
       Deferred revenue                                               (31,381)         63,930
                                                                    ---------       ---------
Net cash used in operating activities                                  (7,162)        (56,150)
                                                                    ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                                    (652)        (10,361)
  Proceeds from the sale of equipment                                   2,939            --
  Purchases of investments                                             (5,118)        (26,247)
  Proceeds from the sale and maturity of investments                    9,590          50,737
  Net cash acquired from acquisitions                                    --            38,016
                                                                    ---------       ---------
Net cash provided by investing activities                               6,759          52,145
                                                                    ---------       ---------
Cash flows from financing activities:
  Payments on line of credit and long-term debt                        (5,341)           (118)
  Borrowings against line of credit                                       194          11,128
  Payment on STEAG notes payable                                       (1,204)           --
  Change in interest accrual on STEAG note                              1,255            --
  Proceeds  from the issuance of common stock, net of costs            34,861            --
  Proceeds from the issuance of common stock under stock plans          1,342           3,190
                                                                    ---------       ---------
Net cash provided by financing activities                              31,107          14,200
                                                                    ---------       ---------
Effect of exchange rate changes on cash
  and cash equivalents                                                  6,628         (12,167)
                                                                    ---------       ---------
Net increase (decrease) in cash and cash equivalents                   37,332          (1,972)
Cash and cash equivalents, beginning of period                         64,057          33,431
                                                                    ---------       ---------
Cash and cash equivalents, end of period                            $ 101,389       $  31,459
                                                                    =========       =========
Supplemental disclosures:
  Common stock  issued for business combination                     $    --         $ 294,804
                                                                    =========       =========
  Stock issued in partial settlement of STEAG note                  $   8,140       $    --
                                                                    =========       =========

See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization periods, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

     The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the future quarters or for the entire year ending December 31, 2002.


Recent Accounting Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   The Company adopted SFAS No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. In accordance with the provisions of SFAS No. 142, the Company reclassified $4.6 million from intangible assets to goodwill relating to the acquired workforce. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in the first six months of 2002 in connection with the adoption of SFAS No.
142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $6.7 million for fiscal 2002 and each of fiscal years 2003, 2004 and 2005. Amortization of intangibles for the six months ended June 30, 2002 was approximately $3.4 million.

   Net loss on an adjusted basis, excluding goodwill amortization expense, would have been as follows (unaudited, in thousands):

                                                     For the Three Months Ended        For the Six Months Ended
                                                    ----------------------------      ---------------------------
                                                       June 30,         July 1,         June 30,          July 1,
                                                         2002             2001            2002              2001
                                                    ----------       ----------       ----------       ----------
Net loss, as reported                               $  (24,523)      $  (33,115)      $  (50,300)      $  (82,741)
Add: goodwill amortization                                --              6,055             --             12,885
                                                    ----------       ----------       ----------       ----------
Net loss -- as adjusted                             $  (24,523)      $  (27,060)      $  (50,300)      $  (69,856)
                                                    ==========       ==========       ==========       ==========

Basic and diluted loss per share, as reported       $    (0.58)      $    (0.90)      $    (1.27)      $    (2.25)
Add: goodwill amortization                                --               0.16          --                  0.35
                                                    ----------       ----------       ----------       ----------
Basic and diluted loss per share - as adjusted      $    (0.58)   $       (0.74)      $    (1.27)      $    (1.90)
                                                    ==========       ==========       ==========       ==========


     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which will be effective for the Company's fiscal year beginning 2003. The Company believes that the adoption of SFAS 143 will not have a significant effect on its financial position, results of operations or cash flows.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as well as SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt SFAS No. 145 during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 will, on a prospective basis, change the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred. The Company is currently assessing the impact of SFAS 146 on its financial statements.

Reclassifications

   Certain reclassifications were made to prior year financial data to conform with current year presentation.

Note 2   Balance Sheet Detail (in thousands):


                                         June 30,       December 31,
                                           2002             2001
                                         ---------       ---------
Inventories:
  Purchased parts and raw materials      $  73,956       $  77,399
  Work-in-process                           25,537          25,480
  Finished goods                             1,971           5,363
  Evaluation systems                         3,022           5,734
                                         ---------       ---------
                                           104,486         113,976
  Less: inventory reserves                 (44,432)        (47,989)
                                         ---------       ---------
                                         $  60,054       $  65,987
                                         =========       =========

Accrued liabilities:
  Warranty and installation              $  19,179       $  19,936
  Accrued compensation and benefits         11,116          10,320
  Income taxes                               5,561           5,165
  Commissions                                2,826           2,765
  Customer deposits                            568             686
  Other                                     36,829          39,587
                                         ---------       ---------
                                         $  76,079       $  78,459
                                         =========       =========

Note 3   Acquisitions

     On June 27, 2000, the Company entered into a Strategic Business Combination Agreement, subsequently amended by an Amendment to the Strategic Business Combination Agreement dated December 15, 2000 ("Combination Agreement"), as amended on November 5, 2001, to acquire eleven direct and indirect subsidiaries, comprising the semiconductor equipment division of STEAG Electronic Systems AG ("the STEAG Semiconductor Division"), and simultaneously entered into an Agreement and Plan of Merger ("Plan of Merger") to acquire CFM Technologies, Inc. ("CFM"). Both transactions were completed simultaneously on January 1, 2001.

STEAG Semiconductor Division

     Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the Combination Agreement, paid SES $100,000 in cash, assumed certain obligations of SES and STEAG AG, the parent company of SES, and agreed to repay certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for which the Company delivered to SES a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6% per annum). Under the amendment to the Combination Agreement, the Company also agreed to pay SES the amount of 19.2 million EUROS. On April 30, 2002, upon closure of a private placement transaction, the Company issued approximately 1.3 million shares of common stock to SES in exchange for the cancellation of $8.1 million (approximately 9.0 million EUROS as of April 30, 2002) of indebtedness. Under these two obligations, as of June 30, 2002, the Company owed an aggregate amount of approximately $37.7 million to SES (including accrued interest at 6% per annum). On July 2, 2002, the Company paid to SES in full its remaining two obligations of $26.9 million and 10.2 million EUROS and accrued interest thereon, aggregating approximately $37.7 million.

     The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson (the then chief executive officer and approximately 17.7% stockholder of the Company, based on shares outstanding immediately prior to the acquisition) entered into a Stockholder Agreement dated December 15, 2000, as amended on November 5, 2001, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, SES rights to maintain its pro rata share of the outstanding Company common stock and participate in future stock issuances by the Company, and registration rights in favor of SES. At June 30, 2002, SES held approximately 29.5% of the Company's common stock, and currently has two representatives on the Company's board of directors.

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

     At the acquisition date, the STEAG Semiconductor Division was conducting design, development, engineering and testing activities associated with the completion of the Hybrid tool and the Single wafer tool. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for wet processing equipment.

     At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man hours and technological progress. Due to market conditions the Hybrid tool project has been redefined as the Kronos II project which is expected to beta in mid-2003. The Single wafer tool technology development efforts will continue at a pace to meet market needs.

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

     During the second half of 2001, the Company performed assessments of the carrying value of its long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of the STEAG Semiconductor Division. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $3.5 million to reduce the carrying value of certain intangible assets associated with the acquisition of the STEAG Semiconductor Division based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $1.0 million to reduce certain property and equipment purchased from the STEAG Semiconductor Division to zero as there were no future cash flows expected from these assets. These charges of $4.5 million relating to the STEAG Semiconductor Division were recorded as impairment of long-lived assets and other charges in the third and fourth quarters of 2001.


CFM Technologies

     Under the Plan of Merger with CFM, the Company agreed to acquire CFM in a stock-for-stock merger in which the Company issued 0.5223 shares of its common stock for each share of CFM common stock outstanding at the closing date. In addition, the Company agreed to assume all outstanding CFM stock options, based on the same 0.5223 exchange ratio. The Company also agreed to issue additional options to purchase 500,000 shares of its common stock to employees of CFM subsequent to the closing of the transaction, which are not included in the purchase price of CFM. On January 1, 2001, the Company completed its acquisition of CFM. The purchase price included 4,234,335 shares of Mattson common stock valued at approximately $150.2 million and the issuance of 927,457 options to acquire Mattson common stock for the assumption of outstanding options to purchase CFM common stock valued at approximately $20.4 million using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.5%, average expected life of 2 years, dividend yield of 0% and volatility of 80%.

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
                                                            --------
                                                            $174,571
                                                            ========

    Purchased intangible assets, including goodwill, workforce and developed technology were approximately $167.4 million. Goodwill, including acquired workforce, is no longer amortized under SFAS 142. Developed technology is being amortized over an estimated useful life of five years.

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

   At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the completion of the O3Di (Ozonated Water Module), which is currently in-process as of June 30, 2002. The project under development currently represents next-generation technology that is expected to address emerging market demands for more effective, lower cost, and safer resist and organics residue removal processes. As of June 30, 2002, the technology under development was approximately 95 percent complete based on engineering man hours and technological progress. CFM had spent approximately $0.2 million on the in-process project prior to the merger, and since the completion of the merger the Company has spent approximately an additional $50,000 and expected to spend approximately an additional $10,000 in 2002 to complete all phases of the research and development. Anticipated completion dates range from 1 to 2 months, with estimated completion in August 2002, at which time the Company expected to begin benefiting from the developed technology.

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

   Aggregate revenues for the developmental CFM product were estimated for the five to seven years following introduction, assuming the successful completion and market acceptance of the major research and development programs. At the time of acquisition, the estimated revenues for the in-process project was expected to peak within two years of acquisition and then decline sharply as other new products and technologies are expected to enter the market. This project was merged into the Kronos II project to be beta tested, estimated in mid-2003.

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

   During the second half of 2001, the Company performed assessments of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $134.6 million during 2001 to reduce the carrying value of goodwill, and other intangible assets, associated with the acquisition of CFM based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $5.8 million to reduce certain property and equipment purchased from CFM to zero as there were no future cash flows expected from these assets. The total charge of $140.4 million relating to CFM has been recorded as impairment of long-lived assets and other charges in the third and fourth quarters of 2001.

   The following table summarizes the components of gross and net goodwill and intangible asset balances (in thousands):

                                                     June 30, 2002                           December 31, 2001
                                         -------------------------------------      -------------------------------------
                                           Gross                        Net          Gross                         Net
                                         Carrying     Accumulated     Carrying      Carrying    Accumulated     Carrying
                                          Amount      Amortization     Amount        Amount     Amortization     Amount
                                         --------     ------------    --------      --------    ------------    --------
Goodwill                                  $12,676       $  --          $12,676      $12,610        $(2,759)      $ 9,851
Other intangible assets                      --            --           --            5,126           (570)        4,556
Developed technology                       31,997        (9,162)        22,835       31,997         (5,788)       26,209
                                          -------       -------        -------      -------        -------       -------
Total goodwill and intangible assets      $44,673       $(9,162)       $35,511      $49,733        $(9,117)      $40,616
                                          =======       =======        =======      =======        =======       =======

   Amortization expense related to intangible assets was as follows (unaudited, in thousands):


                                         For the Three Months Ended     For the Six Months Ended
                                         --------------------------     ------------------------
                                          June 30,      July 1,           June 30,     July 1,
                                            2002         2001              2002         2001
                                          -------      -------            -------      -------
Goodwill amortization                     $  --        $ 3,799            $  --        $ 8,373
Other intangible assets amortization         --          2,256               --          4,512
Developed technology amortization           1,687        3,569              3,374        7,138
                                          -------      -------            -------      -------
Total amortization                        $ 1,687      $ 9,624            $ 3,374      $20,023
                                          =======      =======            =======      =======


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

                                                      Three Months Ended                 Six Months Ended
                                                 ---------------------------       -------------------------
                                                    June 30,        July 1,         June 30,       July 1,
                                                      2002           2001            2002            2001
                                                  ----------       ---------       ---------       --------

NET LOSS                                          $  (24,523)      $ (33,115)      $ (50,300)      $(82,741)
                                                  ==========       =========       =========       ========

BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders           $  (24,523)      $ (33,115)      $ (50,300)      $(82,741)
                                                  ==========       =========       =========       ========
  Weighted average common shares outstanding          42,315          36,804          39,712         36,709
                                                  ==========       =========       =========       ========
  Basic and diluted loss per share                $    (0.58)      $   (0.90)      $   (1.27)      $  (2.25)
                                                  ==========       =========       =========       ========



     Total stock options outstanding at June 30, 2002 and July 1, 2001 of 4,548,669 and 1,035,259 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 5 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.


   The following are the components of comprehensive loss:

                                             Three Months Ended             Six Months Ended
                                         --------------------------     ------------------------
                                          June 30,      July 1,           June 30,       July 1,
                                            2002         2001              2002           2001
                                         --------      --------          --------       --------
Net loss                                 $(24,523)     $(33,115)         $(50,300)      $(82,741)

Cumulative translation adjustments          8,058        (4,702)            7,995         (9,518)
Increase (decrease) in minimum
   pension liability                           -             -                (36)           -
Unrealized investment  gain (loss)             -           (293)              (16)            10
Gain (loss) on cash flow hedging
   instruments                                 -            (62)             (116)           270
                                         --------      --------          --------       --------
Comprehensive loss                       $(16,465)     $(38,172)         $(42,473)      $(91,979)
                                         ========      ========          ========       ========


   The components of accumulated other comprehensive income (loss), net of related tax are as follows:

(in thousands)                                        June 30,    December 31,
                                                        2002         2001
                                                      -------       -------

Cumulative translation adjustments                    $ 1,274       $(6,721)

Increase (decrease) in minimum pension liability         --              36
Unrealized investment gain (loss)                        --              16
Gain on cash flow hedging instruments                    --             116
                                                      -------       -------
                                                      $ 1,274       $(6,553)
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

     The following is net sales information by geographic area for the periods presented (dollars in thousands):


Sales by Geographic Regions
                                           Three Months Ended                   Six Months Ended
                                   --------------------------------    --------------------------------
                                   June 30, 2002      July 1, 2001      June 30, 2002     July 1, 2001
                                   --------------    --------------    --------------    --------------
                                      ($)     (%)      ($)      (%)       ($)     (%)      ($)      (%)
                                   --------   ---    --------   ---    --------   ---    --------   ---

  United States                    $ 15,134    32    $ 15,698    22    $ 22,297    24    $ 37,676    26
  Europe                             12,232    26      22,120    31      22,747    24      44,236    31
  Asia Pacific
   (including Korea, Taiwan,
    Singapore and China)             17,919    38      23,547    33      42,688    46      44,838    31
  Japan                               1,978     4       9,990    14       5,736     6      18,104    12
                                   --------          --------          --------           -------
                                   $ 47,263          $ 71,355          $ 93,468          $144,854
                                   ========          ========          ========          ========

     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

     For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the second quarter of 2002, two customers accounted for 18.1% and 13.7% of net sales. In the second quarter of 2001, 13.0% of net sales was to a single customer.


Note 7 Debt

     The Company had notes payable to STEAG Electronic Systems AG in the aggregate amount of approximately $37.7 million as of June 30, 2002. The notes accrued interest at 6% per annum, and were due and paid in full including all accrued interest on July 2, 2002.

     The Company's Japanese subsidiary has a credit line with a Japanese bank in the amount of 900 million Yen (approximately $7.5 million at June 30, 2002), secured by the Japanese subsidiary's trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the line, originally through June 20, 2002, has been extended through June 20, 2003. The Company has provided a corporate guarantee for this credit line. At June 30, 2002, there was no borrowing on this credit line.

     On March 29, 2002, the Company entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 29, 2003, if not extended by then. All borrowings under this line will bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including a minimum quick ratio, minimum tangible net worth and minimum revenue. At June 30, 2002, the Company was in compliance with the covenants. Currently, the Company has no borrowings under this line of credit.


Note 8 Related Party Transaction

     In April 2002, the Company issued unsecured loans to Brad Mattson, a board member, and Diane Mattson, a shareholder, each in the principal amount of $700,000. The loans do not bear interest and are due and payable on August 31, 2002. During the term of the notes, Mr. Mattson and Ms. Mattson may not sell, pledge or otherwise dispose of any common stock of the Company. Any disposition of common stock of the Company by Mr. Mattson or Ms. Mattson would result in a default under the notes and all proceeds from such disposition would be applied to the repayment of the notes. On July 3, 2002, the Company issued additional loans to Brad Mattson and Diane Mattson, in the principal amounts of $2,600,647 and $1,141,058, respectively. The interest rate on both these loans will be the greater of the prime rate plus 125 basis points or that interest rate that would have been charged under the margin agreement the borrowers had previously maintained with Prudential Securities. Both loans are secured, collateralized, and are due and payable on December 31, 2002.


Note 9 Other Items

     On February 27, 2002, the Company signed an agreement to sell to Metron Technology N.V. ("Metron") the AG Associates rapid thermal processing (RTP) product line, which the Company obtained through its acquisition of the STEAG Semiconductor Division. Upon closing of the transaction in March 2002, Metron assumed exclusive ownership of the 4000 and 8000 series RTP product line and the distribution of spare parts for the installed base. The Company recognized an immaterial loss on this transaction. As part of the agreement, Metron sub-leased a portion of the San Jose facility from the Company.

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's subsidiary, Mattson Wet Products, Inc. (formerly CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. In the lawsuit, CFM claimed that six different DNS wet processing systems infringed two of CFM's patents on drying technology. DNS denied that its machines infringed and alleged that the CFM patents were invalid. The jury found that each of the six DNS machines infringed both of the CFM patents, and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they have amicably resolved their legal disputes with a comprehensive, global settlement, which includes termination of all outstanding litigation between the companies and cross-licenses of patents related to certain aspects of wet immersion processing systems. The Company also released all DNS customers from any claims of infringement relating to their purchase and future use of DNS wet processing equipment. In addition, the Company has agreed to afford DNS a two month period for DNS to evaluate its interest in discussing the acquisition of intellectual property or assets relating to wet surface preparation. The settlement agreement calls for DNS to pay $40 million to the Company for past damages, including partial reimbursement of legal fees, related to sales of certain wet processing products in the United States. Of that amount, $22 million is payable in two installments due by October 22, 2002, $7 million is payable on April 30, 2003, $5 million on September 1, 2003 and $6 million on December 15, 2003. Under the related license agreement, DNS and the Company agree to cross-license certain technologies pertaining to automated batch immersion wet processing systems. DNS has agreed to pay the Company annual royalties over a five-year period, 2003 through 2007, based on worldwide sales of certain DNS wet processing systems. Royalties payable to the Company under the license total a minimum of $30 million and a maximum of $60 million. Minimum royalties are payable in equal amounts of $6 million due on April 1 of each year. Once total royalty payments equal $30 million, the minimum royalties no longer apply. No further royalties are payable once total payments reach $60 million. The payment obligations of DNS are unsecured, and the royalty payment obligations would cease if all four of the U.S. patents that had been the subject of the lawsuit were to be held invalid and unenforceable by a competent court.

     In March 2002, the Company sold its building in West Chester, PA, for $2.3 million in cash, with no contingencies. The Company also paid off the remaining mortgage on this building, of approximately $0.8 million, thereby reducing its long-term debt by the same amount. In April 2002, the Company sold its building in Austin, TX, for $2.0 million. There was no remaining mortgage on this building. Both buildings were determined to be excess facilities.

     On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate gross cash proceeds of $37.5 million.


Note 10 Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company, at its Exton, Pennsylvania location, leases two buildings to house its manufacturing and administrative functions related to the Omni product. The lease for both buildings has approximately 17 years remaining with an approximate combined rental cost of $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. The administrative building has been sublet for a period of five years with an option to extend for an additional five years. The sublease is expected to cover all related costs on the administrative building. The Company had originally anticipated subletting the manufacturing building in the second quarter of 2002, but was unable to do so. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. In addition, the Company has excess facilities in San Jose, CA, and has non-cancelable annual lease payment obligations of approximately $1.0 million over seven months related to this facility. As of June 30, 2002, there is a remaining lease loss accrual of approximately $2.4 million related to the excess facilities in Pennsylvania and California, recorded as accrued liabilities in the accompanying condensed consolidated balance sheet. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease any of the facilities, adjustments to the facilities lease losses accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities are not leased and could aggregate $25.5 million under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next seventeen years, less any sublet amounts.

     As of June 30, 2002, the Company has an accrual for purchase commitments of $1.3 million for excess inventory component commitments to key component vendors that it believes may not be realizable during future normal ongoing operations.

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

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors deepened throughout each sequential quarter of 2001. During the first quarter of 2002, the semiconductor industry bookings began to show some signs of recovery, driven by modestly improving global economies and consumer-related demand. However, the overall demand outlook is still uncertain over the intermediate term due to low levels of investment in corporate infrastructure. Currently there are indications that this recovery in the second quarter may not be able to maintain its momentum in the next few quarters. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited.

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

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate gross cash proceeds of $37.5 million.

     On March 5, 2002, a jury rendered a verdict in our favor in a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). Subsequently, on June 24, 2002, we settled the lawsuit. As part of the settlement, DNS agreed to pay $40 million relating to past damages and partial reimbursement of our attorneys' fees and costs, payable in installments over the next 18 months, and DNS agreed to pay royalties during the five years from 2003 to 2007, totaling a minimum of $30 million and a maximum of $60 million, in return for our granting DNS a worldwide license under the previously infringed patents.

     During the quarter ended June 30, 2002, we had a net loss of $24.5 million. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales or reductions in our cost structure in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial position and results.


                          CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, investments, intangible assets, income taxes, restructuring costs, retirement benefits, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, impairment of long-lived assets, and income taxes as critical to our business operations and an understanding of our results of operations.

     Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101).

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1.) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products, and for all sales of our wet surface preparation products, revenue is recognized upon customer acceptance; 2.) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements. Under this approach, the portion of the invoice price that is due upon final customer acceptance of the tool, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

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

     Inventories. Due to the changing market conditions, recent economic downturn and estimated future requirements, we recorded inventory valuation charges of approximately $26.4 million in the second half of 2001. This reserve largely covers inventories for Thermal and Omni products that were acquired in the merger with the Steag Semiconductor Division and CFM. Given the downturn in the semiconductor industry, the age of the inventories on hand and our introduction of new products, we wrote down excess inventories to net realizable value based on forecasted demand and obsolete inventories that are no longer used in current production. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     Goodwill and Other Intangible Assets. We assess the realizability of goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Our judgments regarding the existence of impairment indicators are based on changes in strategy, market conditions and operational performance of our business. Future events, including significant negative industry or economic trends, could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Income taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                         Three Months Ended    Six Months Ended
                                         ------------------   -----------------
                                          June 30,  July 1,    June 30,  July 1,
                                           2002      2001       2002      2001
                                          -------   ------     -------   ------
Net sales                                  100%      100%       100%       100%
Cost of sales                               80%       79%        82%        74%
                                          ------    ------     ------    ------
  Gross profit                              20%       21%        18%        26%
                                          ------    ------     ------    ------
Operating expenses:
  Research, development and engineering     20%       23%        20%        24%
  Selling, general and administrative       45%       33%        46%        38%
  In-process research and development        -         -          -          7%
  Amortization of goodwill and intangibles   3%       13%         4%        14%
                                          ------    ------     ------    ------
     Total operating expenses               68%       69%        70%        83%
                                          ------    ------     ------    ------
Loss from operations                       (48)%     (48)%      (52)%     (57)%
Interest and other income, net              (4)%       2%        (2)%       1%
                                          ------    ------     ------    ------
Loss before provision for income taxes     (52)%     (46)%      (54)%     (56)%
Provision for (benefit from) income taxes    -         -          -        (1)%
                                          ------    ------     ------    ------
Net loss                                   (52)%     (46)%      (54)%     (57)%
                                          ======    ======     ======    ======


Net Sales

     Net sales for the second quarter of 2002 of $47.3 million reflected a decrease of 33.8% compared to $71.4 million for the second quarter of 2001, and an increase of 2.3% compared to $46.2 million for the first quarter of 2002. Net sales for the first six months of 2002 of $93.5 million reflected a decrease of 35.5% compared to $144.9 million for the first six months of 2001. Net sales in the second quarter of 2002 and the first six months of 2002 decreased, compared to the same periods of 2001, primarily due to lower demand as a result of the economic downturn in the semiconductor industry. Net sales increased slightly in the second quarter of 2002 compared to the first quarter of 2002.

     Total deferred revenue at June 30, 2002 was approximately $117.4 million, down from $124.5 million at the end of the first quarter of 2002, and up from $107.8 million at the end of the second quarter of 2001. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of six to twelve months from product shipment.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore and Korea), accounted for 68.0% and 78.0% of net sales for the second quarter of 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for 2002.

Gross Margin

     Our gross margin for the second quarter of 2002 was 20.0%, a decrease from 21.3% for the second quarter of 2001. The decrease in gross margin was primarily due to under absorption of our fixed manufacturing overhead costs because our production volume was significantly lower than the second quarter of 2001 volume. We also continue to have acquisition-related inventory costs that are adversely affecting our gross margin. In addition, due to intense competition we are facing pricing pressure from competitors that is affecting our gross margin.

     In light of the economic slowdown in our industry, we have taken steps to reduce the number of our manufacturing sites. We have closed three manufacturing sites since the first quarter of 2001. We continue to have excess capacity at our remaining sites but have reduced costs at those sites in an effort to improve our gross margin. During the first two quarters of 2002, we sold two of the manufacturing sites that we closed during fiscal 2001.

     Acquisition-related inventory costs, determined in accordance with APB 16, continue to affect us. The inventory subject to these costs was revalued upward, to reflect its market value, at the time of the merger. The largest portion of this revalued inventory was in our Wet Division, where all revenue is deferred until we obtain customer acceptances of our product. The sold inventory is being recognized as revenue as it is accepted by customers, and the related costs, including APB 16 costs, are included in our cost of goods sold with an adverse effect on our gross margin in the corresponding quarter. For the second quarter of 2002, these APB 16 costs were $3.2 million. As of June 30, 2002, we have approximately $3.5 million of APB 16 costs remaining in inventories - delivered systems that will continue to have a negative impact on our future gross margins as the relevant systems are accepted.

     Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels, remaining ABP 16 costs in our inventories and costs associated with the introduction of new products.

Research, Development and Engineering

     Research, development and engineering expenses for the second quarter of 2002 were $9.3 million, or 19.8% of net sales, as compared to $16.1 million, or 22.6% of net sales, for the second quarter of 2001. The decrease in research, development and engineering expenses in the second quarter of 2002 was due to the reduction of personnel and associated costs that was implemented during the second half of 2001, more selective research and development project funding, and various cost control measures that resulted in reduction in expenses for outside services, engineering materials, licenses, and professional fees. Total research, development and engineering expenses decreased slightly from $9.6 million in the first quarter of 2002, as a result of continuing cost controls during the second quarter of 2002.

     Research, development and engineering expenses for the first six months of 2002 were $18.9 million, or 20.2% of net sales, as compared to $35.0 million, or 24.2% of net sales, for the first six months of 2001. The decrease in research, development and engineering expenses was due to the reduction of personnel and associated costs that was implemented during the second half of 2001, more selective research and development project funding, and various cost control measures that resulted in reduction in expenses for professional fees, outside services, licenses, and engineering materials.


Selling, General and Administrative

      Selling, general and administrative expenses for the second quarter of 2002 were $21.1 million, or 44.6% of net sales, as compared to $23.5 million, or 32.9% of net sales, for the second quarter of 2001. The decrease in selling, general and administrative expenses is primarily due to a reduction in personnel and related costs, fewer buildings, lower utilities, lower sales commissions, lower professional fees, and lower travel expenses partially offset by outside services. The increase in selling, general and administrative expenses in the second quarter of 2002, as a percentage of net sales, is due to significantly lower sales compared to the second quarter of 2001.

      Selling, general and administrative expenses for the first six months of 2002 were $43.2 million, or 46.2% of net sales, as compared to $55.3 million, or 38.2% of net sales, for the first six months of 2001. The decrease in selling, general and administrative expenses is primarily due to reduction in personnel and related expenses, no bonus pay-outs, fewer buildings, lower utilities, lower sales commissions, lower outside services, lower professional fees, lower repair & maintenance, and lower travel expenses. The increase in selling, general and administrative expenses during the first six months of 2002, as a percentage of net sales, is due to significantly lower sales compared to the same period of 2001.

      We had substantial legal expenses in 2002, especially in the first quarter, due to the DNS lawsuit for patent infringement, which resulted in a verdict in our favor.


Interest and other income (expense)

     The interest and other income (expense) for the first six months of 2002 were $(2.0) million, or (2.1)% of net sales, as compared to $1.8 million, or 1.2% of net sales, for the first six months of 2001. During the first six months of 2002, interest expense of $1.4 million related to interest on our notes payable to SES and a foreign exchange loss of $2.3 million, were offset by interest income of $1.1 million resulting from the investment of our cash balances. In the same period of 2001, interest expense of $1.0 million was primarily related to interest on our notes payable to SES, and interest income of $2.8 million resulting from the investment of our cash balances.


Provision for Income Taxes

     We recorded an income tax benefit for the second quarter of 2002 of approximately $0.1 million, and approximately $0.3 million for the first six months of 2002, which consisted of foreign taxes incurred by our foreign sales and service operations of $0.2 million, other foreign taxes of $0.6 million, state income taxes of $0.1 million, and deferred tax benefit on the amortization of certain intangible assets of $1.2 million. There is no US or German current income tax benefit or expense. The effective income tax rate was 0.6% for the six months ended June 30, 2002.


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

Liquidity and Capital Resources

     Our cash and cash equivalents (excluding restricted cash) and short-term investments were $102.9 million at June 30, 2002, an increase of $26.7 million from $76.2 million at March 31, 2002. Stockholders' equity at June 30, 2002 was approximately $143.7 million compared to $116.2 million as of March 31, 2002.

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate gross cash proceeds of $37.5 million.

     As a result of our acquisition of the STEAG Semiconductor Division at the beginning of 2001, as of June 30, 2002 we owed SES a total of approximately $37.7 million under two promissory notes which bore interest at 6.0% per year and were due July 2, 2002. One promissory note, in the amount of $26.9 million, was secured by an irrevocable standby letter of credit issued by Silicon Valley Bank, which in turn was secured by approximately $26.9 million of restricted cash. This obligation had originally been due on July 2, 2001. On November 5, 2001, SES agreed to extend the maturity date to July 2, 2002, and the interest accrued through July 2, 2001 was added to the principal under the extended note. The second promissory note, originally in the amount of 19.2 million EURO, was reduced by $8.1 million (approximately $9.0 million EUROS as of April 30, 2002) to 10.2 million EURO (approximately $9.2 million as of April 30, 2002) upon the closing of our private placement transaction on April 30, 2002, and was secured by the accounts receivable of two of our acquired subsidiaries, Mattson Thermal Products GmbH, Dornstadt, Germany, and Mattson Wet Products GmbH, Pliezhausen, Germany. This note contained covenants and required us to maintain certain balances, including a minimum amount of applicable accounts receivable of at least 17.9 million EURO (approximately $17.7 million as of June 30, 2002) at our relevant subsidiaries. On July 2, 2002, we retired these two obligations of $26.9 million and 10.2 million EUROS, including accrued interest thereon, and made payments to SES in the total amount of approximately $37.7 million.

     Our Japanese subsidiary has a credit line with a Japanese bank in the amount of 900 million Yen (approximately $7.5 million at June 30, 2002), secured by our Japanese subsidiary's trade accounts receivable. The line bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the line, originally through June 20, 2002, has been extended through June 20, 2003. We have given a corporate guarantee for this credit line. At June 30, 2002, there were no borrowings under this credit line.

     On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 29, 2003, if not extended by then. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio, minimum tangible net worth and meeting minimum revenue targets, all of which we are in compliance with. At June 30, 2002, there were no borrowings under this credit line.

     On June 24, 2002, we entered into a settlement agreement with DNS under which DNS agreed to pay us $40 million, of which $22 million is payable in two installments due by October 22, 2002, $7 million is payable on April 30, 2003, $5 million on September 1, 2003 and $6 million on December 15, 2003. Under a related license agreement, DNS agreed to pay us annual royalties over a five-year period, 2003 through 2007, based on worldwide sales of certain DNS wet processing systems. Minimum royalties are payable in equal amounts of $6 million due on April 1 of each year. Once total royalty payments equal $30 million, the minimum royalties no longer apply. No further royalties are payable once total payments reach $60 million. The payment obligations of DNS are unsecured, and the royalty payment obligations cease if all four of the U.S. patents that had been the subject of the lawsuit were to be held invalid and unenforceable by a competent court.

     Net cash used in operating activities was $7.2 million during the six months ended June 30, 2002 as compared to $56.2 million used in operating activities during the same period in 2001. The net cash used in operating activities during the six months ended June 30, 2002 was primarily attributable to a net loss of $50.3 million, a decrease in deferred revenue of $31.4 million, a decrease in accrued liabilities of $8.8 million, and a decrease in deferred taxes of $1.2 million. The cash used in operating activities was offset by non-cash depreciation and amortization of $8.2 million, a decrease in inventories and inventories-delivered systems of $33.9 million, a decrease in advance billings of $20.7 million, a decrease in accounts receivable of $17.5 million, and an increase in accounts payable of $2.6 million. Net cash used in operating activities was $56.2 million during the six months ended July 1, 2001 and was primarily attributable to the net loss of $82.7 million, an increase in inventories and inventories - delivered systems of $34.7 million, a decrease in accrued liabilities of $37.9 million and a decrease in accounts payable of $7.6 million. Non-cash items included depreciation and amortization charges of $10.8 million, amortization of goodwill and intangibles of $20.0 million, acquired in-process research and development of $10.1 million and an increase in deferred revenue of $63.9 million.

     Net cash provided by investing activities was $6.8 million during the six month ended June 30, 2002 as compared to $52.1 million during the same period last year. The net cash provided by investing activities during the first six months of 2002 is attributable to the proceeds from the sale of investments of $9.6 million and sale of equipment of $2.9 million offset by purchases of investments of $5.1 million. Net cash provided by investing activities was $52.1 million during the six months ended July 1, 2001 and was attributable to the sales of investments of $50.7 million, and net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $38.0 million offset by purchases of investments of $26.2 million, and purchases of property and equipment of $10.4 million.

     Net cash provided by financing activities was $31.1 million during the six months ended June 30, 2002 as compared to $14.2 million provided by financing activities during the same period last year. The net cash provided by financing activities during the first six months of 2002 is primarily attributable to the net proceeds from the issuance of common stock of $34.9 million, an increase in the interest accrual on a note payable to SES of $1.3 million, offset by payments against our Japanese line of credit and long-term debt in the amount of $5.3 million, and payment on SES notes payable of $1.2 million. Net cash provided by financing activities was $14.2 million during the six months ended July 1, 2001 and was primarily attributable to the borrowings, net of repayments, on a line of credit of $11.0 million, and proceeds from our stock plans of $3.2 million.

     Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance, cash generated by our operations, and the proceeds from the private placement transaction. During 2001 and the first six months of 2002, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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

RISK FACTORS:

Factors That May Affect Future Results and Market Price of Stock

     In this report and from time to time, we may make forward looking statements regarding, among other matters, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties which could cause actual results to differ materially, including those set forth in our Annual Report on Form 10-K, all of which are incorporated here by reference, in addition to the following:


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

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we are a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibit us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2001, our net loss was $336.7 million, compared to net income of $1.5 million for the year ended December 31, 2000. For the first and second quarters of 2002 our net losses were $25.8 million and $24.5 million, respectively. If our actions to date are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our long-term business prospects.


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


We Need to Improve or Implement New Systems, Procedures and Controls.

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


Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

     The table below presents the fair value of principal amounts and related weighted average interest rates for the Company's investment portfolio as of June 30, 2002.
                                            Fair Value
                                             June 30,
                                               2002
                                          --------------
                                          (In thousands)
          Assets
          Cash and cash equivalents          $ 101,389
              Average interest rate              1.65%
          Restricted cash                    $  28,163
              Average interest rate              1.00%
          Short-term investments             $   1,461
              Average interest rate              1.64%


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

     The following table provides information as of June 30, 2002 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                       Average                  Estimated
                                       Notional    Contract       Fair
                                        Amount       Rate         Value
                                       --------    --------     ---------
                                           (In thousands, except for
                                             average contract rate)

  Foreign currency forward exchange contracts:

          Japanese Yen................. $ 4,552     126.58       $4,841

     The local currency is the functional currency for all foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. As of June 30, 2002, the payment obligation to STEAG Electronic Systems AG (SES) in the amount of approximately 10.2 million EUROS (approximately $10.1 million as of June 30, 2002) was payable in EUROS and, accordingly, exposure for exchange rate volatility existed. The exposure for the exchange rate volatility of the STEAG payment obligation had been mostly neutralized by using a natural balance sheet hedge and keeping EUROS in a foreign currency bank account. The balance of this bank account was 13.1 million EUROS at June 30, 2002. On July 2, 2002, the company paid off the 10.2 million EUROS payment obligation to SES along with interest payment due in the amount of approximately 198,000 EUROS from its EUROS foreign currency bank account.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

     In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against us, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     On June 26, 2002, the court approved the dismissal of our lawsuit with Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC ("DNS") in which we had been both a defendant and a counterclaim plaintiff (this case was Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW, brought in the United States District Court for the Northern District of California). On June 24, 2002, DNS and we jointly announced that we had amicably resolved our legal disputes with a comprehensive, global settlement that included termination of all outstanding litigation between us and cross-licenses of patents related to certain aspects of wet immersion processing systems. We also released all DNS customers from any claims of infringement relating to their purchase and future use of DNS wet processing equipment. In addition, we agreed to afford DNS a two month period for DNS to evaluate its interest in discussing the acquisition of intellectual property or assets relating to wet surface preparation.

     The settlement agreement calls for DNS to pay us a total of $40 million, of which $29 million is attributable to past damages related to sales of certain wet processing products in the United States, and $11 million is attributable to reimbursement of a portion of the legal fees we incurred. Of these amounts, $22 million is payable in two installments due by October 22, 2002, $7 million is payable on April 30, 2003, $5 million on September 1, 2003 and $6 million on December 15, 2003. Under the related license agreement, we and DNS agreed to cross-license certain technologies pertaining to automated batch immersion wet processing systems, and to pay royalties to each other based upon future sales of products utilizing the cross-licensed technologies. DNS agreed to pay us annual royalties over a five-year period, 2003 through 2007, based on worldwide sales of certain DNS wet processing systems. Royalties payable to us under the license total a minimum of $30 million and a maximum of $60 million. Minimum royalties are payable in equal amounts of $6 million due on April 1 of each year. Once total royalty payments equal $30 million, the minimum royalties no longer apply. No further royalties are payable once total payments reach $60 million.

     The payment obligations of DNS are unsecured, and the royalty payment obligations would cease if all four of the U.S. patents that had been the subject of the lawsuit were to be held invalid and unenforceable by a competent court.

     We are currently litigating two ongoing cases against one of our competitors involving our wet surface preparation intellectual property. These litigation matters were brought by our subsidiary Mattson Wet Products, Inc., formerly CFM, and are described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Except as discussed below, there have been no material developments in these actions during the second quarter of 2002.

     We have asserted claims relating to our U.S. Patent No. 4,911,761 (the "`761 patent") against YieldUP International Corp. ("YieldUP"), alleging infringement, inducement of infringement, and contributory infringement (this case is CFMT and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM). On March 14, 2002, the United States District Court for the District of Delaware heard oral argument, and on April 15, 2002, issued an order denying YieldUP's summary judgment motion for non-infringement. On May 1, 2002, we asserted infringement by YieldUP of U.S. Patent No. 4,984,597 (the "'597 patent"). The discovery schedule for this litigation has been established:
Fact discovery is currently set to end on October 11, 2002, with expert discovery to be completed by December 20, 2002. A final pre-trial conference is scheduled for May 29, 2003, although there is no trial date scheduled at this time.

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


Item 2.   Changes in Securities and Use of Proceeds.

          On April 30, 2002, Mattson sold 6.3 million shares of common stock at $6.15 per shares in a private placement to four institutional investors for an aggregate of $37.5 million. In addition, at the same time, Mattson issued 1.3 million shares of common stock to STEAG Electronic Systems AG in exchange for the cancellation of $8.1 million of existing indebtedness owed by Mattson to STEAG Electronic Systems, at a conversion price of $6.15 per share. Bear, Stearns & Co. Inc. served as the sole placement agent for these transactions. These securities were issued and sold pursuant to an exemption from registration under Section 506 of Regulation D under the Securities Act of 1933, as amended, 17 CFR 230.506.


Item 3.   Defaults Upon Senior Securities.

          None


Item 4.   Submission of Matters to a Vote of Security Holders.

          Our annual meeting of stockholders was held on May 21, 2002.


          At the meeting, the stockholders elected Hans-Georg Betz, David Dutton and Kenneth G Smith as Class II Directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

            Nominee              For              Withheld
            -------              ---              --------
            Hans-Georg Betz      21,669,529       2,004,619
            David Dutton         21,712,829       1,961,319
            Kenneth G Smith      21,669,529       2,004,619

          In addition to the nominees above, Dr. Jochen Melchior, Brad Mattson, Kenneth Kannappan, and Shigeru Nakayama continued to serve their term as directors.

           The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's amended and Restated 1989 Stock Option Plan by 800,000 shares. The proposal received the following votes:

                For            Against        Abstain     Broker Non-Vote
             ----------       ----------      -------     ----------------
             12,586,425       11,078,185       9,538            0


           The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's 1994 Employee Stock Purchase Plan by 1,000,000 shares. The proposal received the following votes:

                For             Against       Abstain     Broker Non-Vote
             ----------       ----------      -------     ---------------
             23,277,478         396,230          440            0



      Item 5.   Other Information.

                None


      Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               3.1(1) Amended and Restated Certificate of Incorporation of the Company

               3.2     Third Amended and Restated Bylaws of the Company

               4.1(2)  Form of Share Purchase Agreement

               4.2(3)  Share Purchase Agreement between Mattson
                       Technology, Inc. and STEAG Electronic Systems AG dated April 4, 2002.

               10.2    Amended and Restated 1989 Stock Option Plan

               10.10 Executive Change of Control agreement between Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.

               10.11 Form of Executive Change of Control agreement between Mattson Technology, Inc. and its Executive Vice Presidents and Product Division Presidents

               10.12 Promissory Note between Mattson Technology, Inc. and Brad Mattson, dated April 29, 2002.

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

               99.3 Risk Factors incorporated by reference to Annual Report on Form 10-K.

          (b)  Reports on Form 8-K

               Form 8-K filed May 28, 2002 reporting under Item 4 the dismissal of Arthur Andersen LLP and engagement of PricewaterhouseCoopers LLP as independent accountants.

               Form 8-K filed June 25, 2002 reporting under Item 5 the patent infringement settlement agreement with DNS.



      -----------

     (1) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

     (2) Incorporated by reference from Mattson Technology, Inc. registration statement on Form S-3 filed on April 12, 2002.

     (3) Incorporated by reference from Schedule 13 D/A filed by RAG Aktiengesellschaft on May 8, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MATTSON TECHNOLOGY, INC.



Date: August 14, 2002
                                     /s/ David Dutton
                                    ------------------------------------------
                                         David Dutton
                                         President and Chief Executive Officer




                                     /s/ Ludger Viefhues
                                    ---------------------------------------
                                         Ludger Viefhues
                                         Executive Vice President -- Finance
                                         and Chief Financial Officer