Form 10-Q
period 2002-09-29
MATTSON TECHNOLOGY INC
filed 2002-11-13
CIK 928421

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

                For the quarterly period ended September 29, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of common stock outstanding as of November 1, 2002:
44,695,962.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

PAGE NO.
--------

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at September 29, 2002
         and December 31, 2001.............................................. 3

         Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2002 and September 30, 2001.... 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2002 and September 30, 2001............. 5

         Notes to Condensed Consolidated Financial Statements............... 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 18


Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 31


Item 4.   Controls and Procedures.......................................... 32



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings................................................ 33


Item 2.   Changes in Securities............................................ 33


Item 3.   Defaults Upon Senior ecurities................................... 34


Item 4.   Submission of Matters to a Vote of Security Holders.............. 34


Item 5.   Other Information................................................ 34


Item 6.   Exhibits and Reports on Form 8-K................................. 34


          Signatures....................................................... 36


          Certifications................................................... 37

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                  ASSETS
                                                   September 29,    December 31,
                                                       2002            2001
                                                    ----------      ----------
Current assets:
  Cash and cash equivalents                          $  65,830       $  64,057
  Restricted cash                                        1,330          27,300
  Short-term investments                                 9,917           5,785
  Accounts receivable, net                              35,713          38,664
  Advance billings                                      44,419          61,874
  Inventories                                           53,707          65,987
  Inventories - delivered systems                       57,169          74,002
  Prepaid expenses and other current assets             20,594          18,321
                                                     ---------       ---------
       Total current assets                            288,679         355,990
Property and equipment, net                             23,636          33,508
Goodwill and intangibles                                32,565          40,616
Other assets                                             1,713           2,591
                                                     ---------       ---------
                                                     $ 346,593       $ 432,705
                                                     =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - STEAG Electronic Systems AG,
    a shareholder                                    $    --         $  44,613
  Current portion of long-term debt                       --               289
  Line of credit                                          --             4,589
  Accounts payable                                      15,704          14,175
  Accrued liabilities                                   76,461          78,459
  Deferred revenue                                     114,289         136,580
                                                     ---------       ---------
       Total current liabilities                       206,454         278,705
                                                     ---------       ---------

Long-term liabilities:
  Long-term debt                                          --             1,001
  Deferred income taxes                                  7,721          11,261
                                                     ---------       ---------
       Total long-term liabilities                       7,721          12,262
                                                     ---------       ---------
       Total liabilities                               214,175         290,967
                                                     ---------       ---------

Stockholders' equity:
  Common stock                                              45              37
  Additional paid-in capital                           542,004         497,536
  Accumulated other comprehensive income (loss)          1,987          (6,553)
  Treasury stock                                        (2,987)         (2,987)
  Accumulated deficit                                 (408,631)       (346,295)
                                                     ---------       ---------
       Total stockholders' equity                      132,418         141,738
                                                     ---------       ---------
                                                     $ 346,593       $ 432,705
                                                     =========       =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                     ----------------------------           ------------------------------
                                                     September 29,   September 30,          September 29,    September 30,
                                                         2002           2001                    2002             2001
                                                      ---------       ---------               ---------       ---------

Net sales                                             $  60,808       $  36,643               $ 154,276       $ 181,497
Cost of sales (1)                                        47,307          56,697                 123,903         163,214
                                                      ---------       ---------               ---------       ---------
  Gross profit (loss)                                    13,501         (20,054)                 30,373          18,283
                                                      ---------       ---------               ---------       ---------
Operating expenses:
  Research, development and engineering                  10,003          12,734                  28,915          47,743
  Selling, general and administrative                    22,058          26,196                  65,253          81,529
  In-process research and development                      --              --                      --            10,100
  Amortization of goodwill and intangibles                1,687           8,730                   5,061          28,753
  Non-recurring, restructuring and other charges          6,171         127,684                   6,171         127,684
                                                      ---------       ---------               ---------       ---------
     Total operating expenses                            39,919         175,344                 105,400         295,809
                                                      ---------       ---------               ---------       ---------
Loss from operations                                    (26,418)       (195,398)                (75,027)       (277,526)
Interest and other income, net                           15,728           2,309                  13,724           4,105
                                                      ---------       ---------               ---------       ---------
Loss before provision for income taxes                  (10,690)       (193,089)                (61,303)       (273,421)
Provision for (benefit from) income taxes                 1,346          (6,231)                  1,033          (3,822)
                                                      ---------       ---------               ---------       ---------
Net loss                                              $ (12,036)      $(186,858)              $ (62,336)      $(269,599)
                                                      =========       =========               =========       =========
Net loss per share:
     Basic                                            $   (0.27)      $   (5.05)              $   (1.51)      $   (7.33)
                                                      =========       =========               =========       =========
     Diluted                                          $   (0.27)      $   (5.05)              $   (1.51)      $   (7.33)
                                                      =========       =========               =========       =========
Shares used in computing net loss per share:

     Basic                                               44,696          36,985                  41,379          36,801
                                                      =========       =========               =========       =========

     Diluted                                             44,696          36,985                  41,379          36,801
                                                      =========       =========               =========       =========

----------

(1) Cost of sales for the three and nine months ended September 29, 2002 includes approximately $2.5 million of inventory charges related to restructuring activities.


   See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 Nine Months Ended
                                                         ---------------------------------
                                                         September 29,       September 30,
                                                            2002                 2001
                                                         ------------        ------------
Cash flows from operating activities:
  Net loss                                                $ (62,336)         $(269,599)
  Adjustments  to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                             7,334             14,571
     Deferred taxes                                          (1,808)            (8,303)
     Provision for allowance for doubtful accounts               30                293
     Amortization of goodwill and intangibles                 5,062             28,753
     Non-recurring, restructuring and other charges           6,171            127,684
     Loss on disposal of property and equipment               1,258              1,381
     Stock-based compensation                                   125               --
     Acquired in-process  research and development             --               10,100
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Accounts receivable                                    7,298             53,083
       Advance billings                                      21,629            (27,755)
       Inventories                                           15,315             35,351
       Inventories - delivered systems                       23,230            (53,101)
       Prepaid expenses and other current assets              2,943             (2,542)
       Other assets                                          (4,156)             4,522
       Accounts payable                                       1,216            (17,962)
       Accrued liabilities                                  (12,752)           (29,647)
       Deferred revenue                                     (33,231)            93,124
                                                          ---------          ---------
Net cash used in operating activities                       (22,672)           (40,047)
                                                          ---------          ---------

Cash flows from investing activities:
  Purchases of property and equipment                        (2,144)           (12,855)
  Proceeds from the sale of equipment                         3,439               --
  Purchases of investments                                  (14,962)           (26,897)
  Proceeds from the sale and maturity of investments         10,859             68,007
  Net cash acquired from acquisitions                          --               37,961
                                                          ---------          ---------
Net cash provided by (used in) investing activities          (2,808)            66,216
                                                          ---------          ---------
Cash flows from financing activities:
  Restricted cash                                            25,970               --
  Payments on line of credit and long-term debt              (5,341)              (157)
  Borrowings against line of credit                             194              4,166
  Payment on STEAG notes payable                            (38,775)              --
  Change in interest accrual on STEAG note                    1,292                202
  Proceeds  from the issuance of common stock,
     net of cost                                             34,861               --
  Proceeds from the issuance of common stock
     under stock plans                                        1,342              3,418
                                                          ---------          ---------
Net cash provided by financing activities                    19,543              7,629
                                                          ---------          ---------
Effect of exchange rate changes on
  cash and cash equivalents                                   7,710             (5,914)
                                                          ---------          ---------
Net increase in cash and cash equivalents                     1,773             27,884
Cash and cash equivalents, beginning of period               64,057             33,431
                                                          ---------          ---------
Cash and cash equivalents, end of period                  $  65,830          $  61,315
                                                          =========          =========
Supplemental disclosures:
  Common stock  issued for business combination           $    --            $ 294,804
                                                          =========          =========
  Stock issued in partial settlement of STEAG note        $   8,140          $    --
                                                          =========          =========



   See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2002
                                   (unaudited)

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

     The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of results that may be expected for the future quarters or for the entire year ending December 31, 2002.


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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The fixed asset impairment charge of $1.7 million was recorded during the three months ended September 29, 2002 in accordance with the provisions of SFAS 144. (See Note 11).

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

Reclassifications

   Certain reclassifications were made to prior year financial data to conform with current year presentation.

Note 2   Balance Sheet Detail (in thousands):

                                            September 29,      December 31,
                                               2002               2001
                                             ---------         -----------
Inventories:
  Purchased parts and raw materials          $ 71,736           $ 77,399
  Work-in-process                              25,659             25,480
  Finished goods                                3,675              5,363
  Evaluation systems                            1,200              5,734
                                             --------         ----------
                                              102,270            113,976
  Less: inventory reserves                    (48,563)           (47,989)
                                             --------         ----------
                                             $ 53,707           $ 65,987
                                             ========         ==========

Accrued liabilities:
  Warranty and installation                  $ 18,392           $ 19,936
  Accrued compensation and benefits            11,022             10,320
  Income taxes                                  5,073              5,165
  Commissions                                   3,011              2,765
  Other                                        38,962             40,273
                                             --------         ----------
                                             $ 76,461           $ 78,459
                                             ========         ==========


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

STEAG Semiconductor Division

   Pursuant to the Combination Agreement, the Company issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock valued at approximately $124 million as of the date of the Combination Agreement, paid SES $100,000 in cash, assumed certain obligations of SES and STEAG AG, the parent company of SES, and agreed to repay certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for which the Company delivered to SES a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6% per annum). Under the amendment to the Combination Agreement, the Company also agreed to pay SES the amount of 19.2 million EUROS. On April 30, 2002, upon closure of a private placement transaction, the Company issued approximately 1.3 million shares of common stock to SES in exchange for the cancellation of $8.1 million (approximately 9.0 million EUROS as of April 30, 2002) of indebtedness. Under these two obligations, on July 2, 2002, the Company paid to SES, in full, $26.9 million and 10.2 million EUROS and accrued interest thereon, aggregating approximately $37.7 million.

   The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson (the then chief executive officer and approximately 17.7% stockholder of the Company, based on shares outstanding immediately prior to the acquisition) entered into a Stockholder Agreement dated December 15, 2000, as amended on November 5, 2001, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, SES rights to maintain its pro rata share of the outstanding Company common stock and participate in future stock issuances by the Company, and registration rights in favor of SES. At September 29, 2002, SES held approximately 29.5% of the Company's common stock, and currently has two representatives on the Company's board of directors.

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

   At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man hours and technological progress. Due to market conditions the Hybrid tool project has been redefined as the Kronos II project which is expected to reach beta stage in mid-2003. The Single wafer tool technology development efforts will continue at a pace to meet market needs.

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

   At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the O3Di (Ozonated Water Module). The project was completed in August 2002, and represents next-generation technology that had been expected to address emerging market demands for more effective, lower cost, and safer resist and organics residue removal processes. CFM had spent approximately $0.2 million on the in-process project prior to the merger, and since the completion of the merger the Company spent approximately an additional $60,000 to complete the project. The Company has discontinued this as a regular product and will offer it only as a custom order.

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

   The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

                                                  September 29, 2002                         December 31, 2001
                                         -------------------------------------      -------------------------------------
                                           Gross                        Net          Gross                         Net
                                         Carrying     Accumulated     Carrying      Carrying    Accumulated     Carrying
                                          Amount      Amortization     Amount        Amount     Amortization     Amount
                                         --------     ------------    --------      --------    ------------    --------
Goodwill                                  $12,676       $  --          $12,676      $12,610        $(2,759)      $ 9,851
Other intangible assets                      --            --           --            5,126           (570)        4,556
Developed technology                       28,099        (8,210)        19,889       31,997         (5,788)       26,209
                                          -------       -------        -------      -------        -------       -------
Total goodwill and intangible assets      $40,775       $(8,210)       $32,565      $49,733        $(9,117)      $40,616
                                          =======       =======        =======      =======        =======       =======



   Amortization expense related to intangible assets was as follows (unaudited, in thousands):


                                        For the Three Months Ended          For the Nine Months Ended
                                       -----------------------------      -----------------------------
                                       September 29,   September 30,      September 29,    September 30,
                                           2002           2001                2002             2001
                                         -------         -------            -------          -------
Goodwill amortization                     $  --          $ 3,169            $  --            $11,542
Other intangible assets amortization         --            2,131               --              6,643
Developed technology amortization           1,687          3,430              5,061           10,568
                                          -------        -------            -------          -------
Total amortization                        $ 1,687        $ 8,730            $ 5,061          $28,753
                                          =======        =======            =======          =======


     The Company adopted SFAS No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $3.9 million, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. In accordance with the provisions of SFAS No. 142, the Company reclassified $4.6 million net from intangible assets to goodwill relating to the acquired workforce. The Company had completed the transitional goodwill impairment test in the first quarter of 2002 and determined that no potential impairment existed. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $6.6 million for fiscal 2002, and thereafter is estimated to be $6.1 million each for fiscal years 2003, 2004 and 2005. Amortization of intangibles for the nine months ended September 29, 2002 was approximately $5.1 million. In the third quarter of 2002 the Company wrote off an intangible asset for its developed technology related to the EPI product line. As a result, the Company has recognized a $1.3 million impairment charge in the third quarter of 2002, which is included in non-recurring, restructuring and other charges (See Note
11).

   Net loss for the three and nine months ended September 30, 2001, on an adjusted basis, excluding goodwill amortization expense, would have been as follows (unaudited, in thousands, except per share data):

                                                           September 30, 2001
                                                     ------------------------------
                                                      Three month       Nine months
                                                        Ended              Ended
                                                     ------------      ------------
Net loss, as reported                                  $(186,858)        $(269,599)
Add: goodwill amortization                                 5,300            18,185
                                                       ---------         ---------
Net loss -- as adjusted                                $(181,558)        $(251,414)
                                                       =========         =========
Basic and diluted loss per share, as reported          $   (5.05)        $   (7.33)
Add: goodwill amortization                                  0.14              0.49
                                                       ---------         ---------
Basic and diluted loss per share -- as adjusted        $   (4.91)        $   (6.83)
                                                       =========         =========

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

                                                        Three Months Ended                      Nine Months Ended
                                                 -------------------------------        ------------------------------
                                                 September 29,     September 30,        September 29,    September 30,
                                                     2002              2001                2002              2001
                                                 -------------     ------------         ----------       ------------
NET LOSS                                          $  (12,036)      $  (186,858)         $  (62,336)        $(269,599)
                                                  ==========       ===========          ==========         =========
BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders           $  (12,036)      $  (186,858)         $  (62,336)        $(269,599)
                                                  ==========       ===========          ==========         =========
  Weighted average common shares outstanding          44,696            36,985              41,379            36,801
                                                  ==========       ===========          ==========         =========
  Basic and diluted loss per share                $    (0.27)      $     (5.05)         $    (1.51)        $   (7.33)
                                                  ==========       ===========          ==========         =========

     Total stock options outstanding at September 29, 2002 and September 30, 2001 of 5,917,763 and 2,012,075 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 5 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

   The following are the components of comprehensive loss:

                                                             Three Months Ended                      Nine Months Ended
                                                      -------------------------------        ------------------------------
                                                      September 29,     September 30,        September 29,    September 30,
                                                          2002              2001                2002              2001
                                                      -------------     ------------         ----------       ------------

Net loss                                               $ (12,036)        $(186,858)           $ (62,336)       $(269,599)

Cumulative translation adjustments                           719             6,253                8,714           (3,265)
Increase (decrease) in minimum pension liability            --                --                    (36)            --
Unrealized investment gain (loss)                           --                 (12)                 (16)              (2)
Gain (loss) on cash flow hedging instruments                  (6)             (225)                (122)              45
                                                       ---------         ---------            ---------        ---------
Comprehensive loss                                     $ (11,323)        $(180,842)           $ (53,796)       $(272,821)
                                                       =========         =========            =========        =========


   The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

(in thousands)                                      September 29,   December 31,
                                                        2002           2001
                                                      -------         -------

Cumulative translation adjustments                    $ 1,993         $(6,721)
Increase (decrease) in minimum pension liability         --                36
Unrealized investment gain (loss)                        --                16
Gain on cash flow hedging instruments                      (6)            116
                                                      -------         -------
                                                      $ 1,987         $(6,553)
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

     The following is net sales information by geographic area for the periods presented (dollars in thousands):

                                           Three Months Ended                      Nine Months Ended
                                   --------------------------------       --------------------------------
                                    September 29,     September 30,         September 29,     September 30,
                                        2002              2001                 2002               2001
                                   --------------    --------------       --------------    --------------
                                      ($)     (%)      ($)      (%)          ($)     (%)      ($)      (%)
                                   --------   ---    --------   ---       --------   ---    --------   ---

United States                      $13,571    22      $11,788    32       $ 35,868    23    $ 49,684     27
Germany                             11,514    19        2,816     8         31,583    20      38,635     21
Europe - others                      3,299     5          553     1          5,977     4       5,864      3
Taiwan                              10,871    18       10,838    30         32,701    21      29,911     17
Asia Pacific (including Korea,
  Singapore and China)              17,296    29        2,418     7         38,154    25      24,378     14
Japan                                4,257     7        8,230    22          9,993     7      33,025     18
                                   -------            -------             --------          --------
                                   $60,808            $36,643             $154,276          $181,497
                                   =======            =======             ========          ========

   The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

   For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the third quarter of 2002, one customer accounted for 11.1% of net sales. In the third quarter of 2001, two customers accounted for 10.0% and 18.0% of net sales.


Note 7 Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.3 million at September 29, 2002), secured by specific trade accounts receivable of the Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. The Company has provided a corporate guarantee for this credit facility. At September 29, 2002, there was no borrowing on this credit facility.

     On March 29, 2002, the Company entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 27, 2003, if not extended by then. All borrowings under this line will bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including a minimum quick ratio, minimum tangible net worth and minimum revenue. On September 23, 2002, the bank issued a modification to the loan agreement reducing the minimum revenue requirement for the third quarter of 2002. At September 29, 2002, the Company was in compliance with the covenants. Currently, the Company has no borrowings under this line of credit.

     Pursuant to the acquisition of the STEAG Semiconductor Division, the Company had assumed certain obligations of STEAG Electronic Systems AG ("SES") and STEAG AG, the parent company of SES, and agreed to repay certain intercompany indebtedness owed by the acquired subsidiaries to SES, in exchange for which the Company delivered to SES a secured promissory note in the principal amount of $26.9 million (with an interest rate of 6% per annum). Under the amendment to the Combination Agreement, the Company had also agreed to pay SES the amount of 19.2 million EUROS. On April 30, 2002, upon closure of a private placement transaction, the Company issued approximately 1.3 million shares of common stock to SES in exchange for the cancellation of $8.1 million (approximately 9.0 million EUROS as of April 30, 2002) of indebtedness. On July 2, 2002, the Company repaid the SES loans in full, in the amounts of $26.9 million and 10.2 million EUROS, and the accrued interest thereon, aggregating approximately $37.7 million.

Note 8 Private Placement

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

Note 9 Related Party Transactions

   In April 2002, the Company issued unsecured loans to Brad Mattson, then a board member, and Diane Mattson, a shareholder, each in the principal amount of $700,000. The loans did not bear interest and were due and payable on August 31, 2002. Mr. Mattson has partially repaid his note in the amount of $200,000, and is currently in default as to the balance. Mr. Mattson has acknowledged the amount due and indicated his intention to repay it as soon as practicable. The Company intends to pursue the collection of the loan balance.

   On July 3, 2002, the Company issued an additional loan to Brad Mattson in the principal amount of $2,600,647, and an additional loan to Diane Mattson in the principal amount of $1,141,058. The Company and Diane Mattson subsequently agreed to consolidate her loans, such that she now owes the Company $1,841,058 under the terms of the July 3, 2002 loan. The interest rate on these loans is the greater of the prime rate plus 125 basis points, or that interest rate that would have been charged under margin agreements the borrowers had previously maintained with Prudential Securities. Both loans are secured by a pledge of shares of stock of the Company, and are due and payable on December 31, 2002.


Note 10 DNS Patent Infringement Suit Settlement

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they have amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. The Company also released all DNS customers from any claims of infringement relating to their purchase and future use of DNS wet processing equipment. In addition, DNS and the Company entered into a cross license agreement pertaining to automated batch immersion wet processing systems. Under the cross license agreement, the Company and DNS will pay royalties to each other for future sales of products utilizing the cross licensed technologies. The settlement agreement and license agreement requires DNS to pay Mattson a total of $75 million, relating to past damages, partial reimbursement of attorney's fee and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, as follows:

                   Fiscal Year Ending           DNS
                     December 31,             Payments
                   ----------------        -------------
                                           (in thousands)
                         2002                $ 27,000
                         2003                  24,000
                         2004                   6,000
                         2005                   6,000
                         2006                   6,000
                         2007                   6,000
                                             --------
                              Total          $ 75,000
                                             ========

   As of September 30, 2002, the Company received payments aggregating $16.0 million from DNS under the terms of the settlement agreement. Additionally, in October 2002, the Company received $11.0 million from DNS.

   The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to Mattson are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during the three months ended September 29, 2002, and allocated $60 million to royalty income, which is being recognized in the income statement on a straight-line basis over the license term. During the three months ended September 29, 2002, the Company recognized approximately $3.0 million of royalty income.

Note 11  Non-Recurring, Restructuring and Other Charges

   During the third quarter of 2002, in response to the continued slow-down in capital spending by semiconductor manufacturers, and to better align the Company with current industry conditions and its business strategy, the Company took cost reduction actions and recorded $6.2 million of non-recurring, restructuring and other charges related to property and equipment, leased facilities, personnel and an intangible asset.

   The following table summarizes the restructuring charges and remaining accruals for the quarter ended September 29, 2002 (in thousands):

                                                       Restructuring
                                                         accrual at
                                    Restructuring       September 29,
                                      charges              2002
                                    -------------       ----------

Property and equipment                  $1,659            $ --
Leased facilities                        2,297             2,297
Personnel                                  958               958
Write-down of intangible assets          1,257              --
                                        ------            ------
        Total                           $6,171            $3,255
                                        ======            ======

     The following paragraphs describe in more detail the components of the non-recurring, restructuring and other charges.

   Property and equipment

     Restructuring costs related to abandoned property and equipment amounted to $1.7 million, which represented the net book value of fixed assets as of September 29, 2002 relating to the reorganization of the EPI and CVD product lines and consolidation of RTP development operations into the Company's Dornstadt, Germany facility. The fixed assets included in the restructuring charges were removed from service prior to September 29, 2002.

   Leased facilities

     The Company incurred a $2.3 million restructuring charge for four excess leased facilities located in Pennsylvania, as well as several other excess leased facilities in the US and overseas. The remaining lease obligations on vacated facilities that are non-cancellable, and the costs to sublease these facilities, are estimated to be approximately $2.3 million. The costs to sublease these facilities are estimated based upon current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

   Personnel

     The Company implemented a reduction in force that affected employees at its Malvern, Pennsylvania and Fremont, California locations. The individuals at the Malvern, Pennsylvania location were notified in August 2002 that their employment would cease on various dates from October 29, 2002 through April 1, 2003 in connection with the planned shutdown of the Company's Malvern facilities. The individuals at the Fremont, California location were notified in September 2002 that their employment would cease on September 27, 2002, primarily in connection with the reorganization of the EPI and CVD product lines and consolidation of RTP operations into the Company's Dornstadt, Germany facility. In total, the Company identified 95 persons in connection with the reduction in force who have left or will be leaving the Company during the next 6 months after the completion of certain projects in which they are involved. Severance and related employee benefit costs related to the reduction in force amounted to $1.0 million, which will be paid at the time of their separation. The amount payable at the time of their separation are not contingent upon their continued employment with the Company beyond September 29, 2002.

   Write-down of intangible assets

   During the third quarter of 2002, the Company wrote off an intangible asset, with a remaining net book value of $1.3 million as of September 29, 2002, for developed technology resulting from the Company's Concept Systems acquisition in 1998. This developed technology specifically related to the Company's EPI product line, which was reorganized during September 2002.

   In the third quarter of 2001, in connection with its acquisitions of the STEAG Semiconductor Division and CFM, the Company, after performing an assessment of the carrying value of the long-lived assets recorded a charge of $124.5 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of the assets exceeded their fair value. This was as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal and wet surface preparation products acquired in the Merger and revised projected cash flows for these products in the future.


Note 12 Commitments and Contingencies

   The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

   The Company, at its Exton, Pennsylvania location, leases two buildings to house its manufacturing and administrative functions related to the wet surface preparation product. The lease for both buildings has approximately 17 years remaining with an approximate combined rental cost of $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. The administrative building has been sublet for a period of five years with an option for the tenant to extend for an additional five years. The sublease is expected to cover all related costs on the administrative building. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. In addition, the Company has excess facilities in San Jose, CA, and has non-cancelable annual lease payment obligations of approximately $1.0 million over seven months related to this facility. During the third quarter of 2002, the Company took a charge for the lease loss of approximately $2.0 million related to the excess facilities in Pennsylvania and the remaining provision of $0.3 million for California. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities are not leased and could aggregate $25.5 million under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next seventeen years, less any sublet amounts.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth or incorporated by reference under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this document.

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

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors deepened throughout each sequential quarter of 2001. During the first quarter of 2002, the semiconductor industry bookings began to show some signs of recovery, driven by modestly improving global economies and consumer-related demand. However, this short term indication of recovery has not been able to maintain its momentum and the overall demand outlook is still uncertain over the intermediate term due to low levels of investment in corporate infrastructure. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited.

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

    On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Based on the volume of sales by DNS, we could receive up to an additional $30 million in royalty payments.

   We obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on the appraisal, we allocated $15.0 million to past damages, which we recorded as other income during the three months ended September 29, 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. During the three months ended September 29, 2002, we recognized approximately $3.0 million of royalty income.

    During the quarter ended September 29, 2002, we had a net loss of $12.0 million. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales or reductions in our cost structures in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial position and results.


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

   Inventories. We state inventories at the lower of cost or market, with cost determined on first-in, first out basis. We amortize spares over five years. Due to the changing market conditions, current economic conditions, estimated future requirements, age of the inventories on hand and our introduction of new products we regularly monitor inventory quantities on hand and obsolete inventories that are no longer used in current production. Accordingly, we write down our inventories to net realizable value. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results, given the competitive pressures and cyclicality of the semiconductor industry.

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

   Income taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:



                                                          Three Months Ended                     Nine Months Ended
                                                     ----------------------------           ------------------------------
                                                     September 29,   September 30,          September 29,    September 30,
                                                         2002           2001                    2002             2001
                                                      ---------       ---------               ---------       ---------


Net sales                                                 100%           100%                   100%             100%
Cost of sales                                              78%           155%                    80%              90%
                                                         ----           ----                   ----             ----
  Gross profit                                             22%           (55)%                   20%              10%
                                                         ----           ----                   ----             ----

Operating expenses:
  Research, development and engineering                    16%            35%                    19%              26%
  Selling, general and administrative                      36%            71%                    42%              45%
  In-process research and development                      --             --                     --                6%
  Amortization of goodwill and intangibles                  3%            24%                     3%              16%
  Non-recurring, restructuring and other charges           10%           348%                     4%              70%
                                                         ----           ----                   ----             ----
     Total operating expenses                              66%           478%                    68%             163%
                                                         ----           ----                   ----             ----
Loss from operations                                       44%          (533)%                   48%            (153)%
Interest and other income, net                             26%             6%                     9%               2%
                                                         ----           ----                   ----             ----
Loss before provision for income taxes                    (18)%         (527)%                   39%            (151)%
Provision for (benefit from) income taxes                   2%           (17)%                    1%              (2)%
                                                         ----           ----                   ----             ----
Net loss                                                  (20)%         (510)%                  (40)%           (149)%
                                                         ====           ====                   ====             ====


Net Sales

      Net sales for the third quarter of 2002 of $60.8 million reflected an increase of 65.9% compared to $36.6 million for the third quarter of 2001, and an increase of 28.7% compared to $47.3 million for the second quarter of 2002. Net sales for the first nine months of 2002 of $154.3 million reflected a decrease of 15.0% compared to $181.5 million for the first nine months of 2001. Net sales in the third quarter of 2002 increased compared to the same period of 2001, primarily due to increased customer acceptances of systems we delivered in earlier periods, resulting in revenue recognition in the third quarter, and realization of revenue for royalties from DNS of approximately $3.0 million. Net sales increased in the third quarter of 2002 compared to the second quarter of 2002 due to increased customer acceptances, increased shipments resulting from an improved volume of orders during the second and third quarters of 2002, and revenue realization from DNS royalties. Net sales during the first nine months of 2002 decreased, compared to the same periods of 2001, primarily due to the prolonged lower demand as a result of the economic downturn in the semiconductor industry.

      Total deferred revenue at September 29, 2002 was approximately $114.3 million, down from $136.9 million at the end of the third quarter of 2001, and down from $117.4 million at the end of the second quarter of 2002. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of six to twelve months from product shipment.

       International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 77.7% and 67.8% of net sales for the third quarter of 2002 and 2001, respectively. International sales for the first nine months of 2002 and 2001 accounted for 76.7% and 72.6% of net sales, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for 2002.

Gross Margin

      Our gross margin for the third quarter of 2002 was 22.2%, an increase from (54.7%) for the third quarter of 2001. Our gross margin for the first nine months of 2002 was 19.7%, an increase from 10.1% for the first nine months of 2001. The increase in gross margin was primarily due to the royalties from DNS, better absorption of our fixed manufacturing overhead costs, and a decrease in inventory valuation charges related to the merger that adversely affected margins in the third quarter of 2001. We continue to have merger-related inventory costs that are adversely affecting our gross margin. In addition, due to intense competition we are facing pricing pressure from competitors that is affecting our gross margin. In response, we are continuing with our cost reduction efforts and efforts to differentiate our product portfolio.

     In light of the economic slowdown in our industry, we have taken steps to reduce the number of our manufacturing sites. We have closed three manufacturing sites since the first quarter of 2001. We continue to have excess capacity at our remaining sites but have reduced costs at those sites in an effort to improve our gross margin. During the first two quarters of 2002, we sold two of the manufacturing sites that we closed during fiscal 2001. Over the next two quarters, we plan to cease operations at our Exton and Malvern, PA facilities and transferring its operations to our existing Wet facility in Pliezhausen, Germany.

      Acquisition-related inventory costs, determined in accordance with APB 16, continue to affect us. The inventory subject to these costs was revalued upward, to reflect its market value, at the time of the merger. The difference between the original cost basis of the inventory and its allocated acquisition costs are our "APB16 costs." The largest portion of this revalued inventory was in our Wet Division, where all revenue is deferred until we obtain customer acceptances of our products. The sold inventory of those wet products is being recognized as revenue as those products are accepted by customers, and the related costs, including APB 16 costs, are included in our cost of goods sold with an adverse effect on our gross margin in the corresponding quarter. For the third quarter of 2002 and the first nine months of 2002, these APB 16 costs were $0.1 million and $8.8 million, respectively. As of September 29, 2002, we have approximately $2.1 million of APB 16 costs remaining in inventories - delivered systems that will continue to have a negative impact on our future gross margins as the relevant systems are accepted.

     Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels, remaining ABP 16 costs in our inventories and costs associated with the introduction of new products.

Research, Development and Engineering

     Research, development and engineering expenses for the third quarter of 2002 were $10.0 million, or 16.4% of net sales, as compared to $12.7 million, or 34.8% of net sales, for the third quarter of 2001. The decrease in research, development and engineering expenses in the third quarter of 2002 was primarily due to the reduction of personnel and associated costs, more selective research and development project funding, and various cost control measures that resulted in reduction in expenses for outside services, engineering materials, licenses, and professional fees. Total research, development and engineering expenses increased slightly from $9.3 million in the second quarter of 2002, due to the write off of a developement tool and higher patent-related legal expenses in the third quarter.

     Research, development and engineering expenses for the first nine months of 2002 were $28.9 million, or 18.7% of net sales, as compared to $47.7 million, or 26.3% of net sales, for the first nine months of 2001. The decrease in research, development and engineering expenses was primarily due to the reduction of personnel and associated costs that was implemented during the second half of 2001, more selective research and development project funding, and various cost control measures as a result of our post merger product rationalization efforts, that resulted in reduction in expenses for professional fees, outside services, licenses, and engineering materials.

Selling, General and Administrative

      Selling, general and administrative expenses for the third quarter of 2002 were $22.1 million, or 36.3% of net sales, as compared to $26.2 million, or 71.5% of net sales, for the third quarter of 2001. The decrease in selling, general and administrative expenses is primarily due to a reduction in personnel and related costs, fewer buildings, lower utilities, lower sales commissions, release of bad debt allowances, lower professional fees, and lower travel expenses partially offset by outside services. The decrease in selling, general and administrative expenses in the third quarter of 2002, as a percentage of net sales, is primarily due to higher sales compared to the third quarter of 2001.

      Selling, general and administrative expenses for the first nine months of 2002 were $65.3 million, or 42.3% of net sales, as compared to $81.5 million, or 44.9% of net sales, for the first nine months of 2001. The decrease in selling, general and administrative expenses is primarily due to reduction in personnel and related expenses, lower bonus pay-outs, fewer buildings, lower utilities, lower sales commissions, lower outside services, lower professional fees, lower repair & maintenance, and lower travel expenses.

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

Amortization of Goodwill and Intangibles

    We adopted SFAS 142 on January 1, 2002, and no longer amortize goodwill. We continue to amortize the identified intangibles, in an amount estimated to be $6.6 million for fiscal 2002, or approximately $1.7 million per quarter until the third quarter and thereafter approximately $1.5 million per quarter.

Non-Recurring, Restructuring and Other Charges

   During the third quarter of 2002, in response to the continued slow-down in capital spending by semiconductor manufacturers we took cost reduction actions to better align ourselves to current industry conditions and focus our business strategy. We recorded $6.2 million of non-recurring, restructuring and other charges, comprised of the write-off of property and equipment of $1.7 million, write-down of excess leased facilities obligations of $2.3 million, workforce reduction expenses of $1.0 million and an intangible asset write-down of $1.3 million.

   In the third quarter of 2001, in connection with our acquisitions of the STEAG Semiconductor Division and CFM, after performing an assessment of the carrying value of the long-lived assets, we recorded a charge of $124.5 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of those assets exceeded their fair value. This was as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for certain thermal and wet surface preparation products acquired in the Merger and revised projected cash flows for these products in the future.

Interest and Other Income

     Interest and other income for the third quarter of 2002 was $15.7 million, or 25.9% of net sales, as compared to $2.3 million, or 6.3% of net sales, for the third quarter of 2001. During the third quarter of 2002, this income consisted of payment from DNS for past patent infringement damages of $15.0 million, interest income of $0.4 million resulting from the investment of our cash balances and a foreign exchange gain of $0.1 million, offset by interest expense of $0.4 million primarily related to interest on our notes payable to SES. In the same period of 2001, interest income of $1.1 million primarily related to the investment of our cash balances, and a foreign exchange gain of $1.8 million were offset by interest expense of $0.7 million primarily related to interest on our notes payable to SES.

     Interest and other income for the first nine months of 2002 was $13.7 million, or 8.9% of net sales, as compared to $4.1 million, or 2.3% of net sales, for the first nine months of 2001. During the first nine months of 2002, this income consisted of payment from DNS for past patent infringement damages of $15.0 million and interest income of $1.6 million resulting from the investment of our cash balances, offset by interest expense of $1.8 million primarily related to interest on our notes payable to SES, and a foreign exchange loss of $0.7 million. In the same period of 2001, interest income of $3.8 million primarily related to the investment of our cash balances, and a foreign exchange gain of $2.0 million were offset by interest expense of $1.7 million primarily related to interest on our notes payable to SES.

Provision for Income Taxes

   We recorded an income tax provision for the third quarter of 2002 of approximately $1.3 million, and approximately $1.0 million for the first nine months of 2002. The provision consists of foreign taxes incurred by our foreign sales and service operations of $0.3 million, other foreign taxes of $0.6 million, foreign withholding taxes of $1.8 million, state income taxes of $0.1 million, and deferred tax benefit on the amortization of certain intangible assets of $1.8 million. There is no US or German current income tax benefit or expense. Our effective income tax rate was negative 1.7% for the nine months ended September 30, 2002.

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


Liquidity and Capital Resources

   Our cash and cash equivalents (excluding restricted cash) and short-term investments were $75.7 million at September 29, 2002, a decrease of $27.2 million from $102.9 million at June 30, 2002. Stockholders' equity at September 29, 2002 was approximately $132.4 million compared to $143.7 million as of June 30, 2002.

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

   On July 2, 2002, we timely retired two obligations of $26.9 million and 10.2 million EUROS, including accrued interest thereon, and made payments in full to STEAG Electronic Systems AG ("SES") in the total amount of approximately $37.7 million.

   Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.3 million at September 29, 2002), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. We have given a corporate guarantee for this credit facility. At September 29, 2002, there were no borrowings under this credit facility.

   On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit will expire on March 27, 2003, if not extended by then. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio, minimum tangible net worth and meeting minimum revenue targets. On September 23, 2002, the bank issued a modification to the loan agreement reducing the minimum revenue requirement for the third quarter of 2002. At September 29, 2002, we were in compliance with the covenants and there were no borrowings under this credit line.

   On June 24, 2002, we entered into a settlement agreement and a cross license agreement with DNS under which DNS agreed to pay us a total of $75 million, relating to past damages, partial reimbursement of attorney's fee and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, as follows:

                  Fiscal Year Ending           DNS
                   December 31,              Payments
                  ----------------         -----------
                                          (in thousands)
                       2002                 $ 27,000
                       2003                   24,000
                       2004                    6,000
                       2005                    6,000
                       2006                    6,000
                       2007                    6,000
                                            --------
                            Total           $ 75,000
                                            ========

   The royalty obligations of DNS would cease if all four patents that had been the subject of the lawsuit were to be held invalid by a court. Royalties payable under the cross license agreement total a minimum of $30 million and a maximum $60 million. Once total royalty payments equal $30 million, the minimum royalties no longer apply. No further royalties are payable once total payments reach $60 million. As of September 30, 2002, we had received payments aggregating $16.0 million ($14.4 million, net, after deducting 10% Japanese withholding tax) from DNS under the terms of the settlement agreement. Additionally, in October 2002, we received $11.0 million ($9.9 million, net of withholding tax) from DNS.

    Net cash used in operating activities was $22.7 million during the nine months ended September 29, 2002 as compared to $40.0 million used in operating activities during the same period in 2001. The net cash used in operating activities during the nine months ended September 29, 2002 was primarily attributable to a net loss of $62.3 million, a decrease in deferred revenue of $33.2 million, a decrease in accrued liabilities of $12.8 million, an increase in other assets of $4.2 million, and a decrease in deferred taxes of $1.8 million. The cash used in operating activities was offset by a decrease in inventories and inventories - delivered systems of $38.5 million, a decrease in advance billings of $21.6 million, non-cash depreciation and amortization of $12.4 million, restructuring and other charges of $6.2 million, a decrease in accounts receivable of $7.3 million, and an increase in accounts payable of $1.2 million. The net cash used in operating activities was $40.0 million during the nine months ended September 30, 2001 and was primarily attributable to the net loss of $269.6 million. Additional uses of cash were a decrease in accrued liabilities of $29.6 million, a decrease in accounts payable of $18.0 million, and an increase in inventories and inventories - delivered systems of $17.8 million (net of inventory write-offs of $21.3 million). These uses of cash were offset by non-cash impairment of long-lived assets of $127.7 million, deferred revenue of $93.1 million, depreciation and amortization expense of $43.3 million. Net cash was provided by a reduction in accounts receivable and advance billings of $25.3 million.

    Net cash used in investing activities was $2.8 million during the nine months ended September 29, 2002 as compared to $66.2 million provided by investing activities during the same period last year. The net cash used in investing activities during the first nine months of 2002 is attributable to purchases of investments of $15.0 million and purchase of equipment of $2.1 million offset by proceeds from the sale of investments of $10.9 million and sale of equipment of $3.4 million. The net cash provided by investing activities was $66.2 million during the nine months ended September 30, 2001 and was attributable to the net cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $38.0 million, and sales of investments of $68.0 million, offset by purchases of investments of $26.9 million, and purchases of property and equipment of $12.9 million.

   Net cash provided by financing activities was $19.5 million during the nine months ended September 29, 2002 as compared to $7.6 million provided by financing activities during the same period last year. The net cash provided by financing activities during the first nine months of 2002 is primarily attributable to the net proceeds from the issuance of common stock of $34.9 million, a decrease in restricted cash of $26.0 million, proceeds from the issuance of common stock under stock plans of $1.3 million and an increase in the interest accrual on a note payable to SES of $1.3 million, offset by the payment of notes payable to SES of $38.8 million, and payments against our Japanese line of credit and long-term debt in the amount of $5.3 million. Net cash provided by financing activities was $7.6 million during the nine months ended September 30, 2001 is primarily attributable to the borrowings, net of repayments, on a line of credit of $4.0 million, and proceeds from our stock plans of $3.4 million.

   Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance, and cash generated by our operations. During 2001 and the first nine months of 2002, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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

      Following the very strong growth year in 2000, the semiconductor industry is now in the midst of a significant and prolonged downturn, and we as well as the industry are experiencing lower bookings, significant push outs and cancellations of orders. The severity and duration of the downturn are unknown, but is impairing our ability to sell our systems and to operate profitably. If demand for semiconductor devices and our systems remains depressed for an extended period, it could harm our business.

   As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we are a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibit us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2001, our net loss was $336.7 million, compared to net income of $1.5 million for the year ended December 31, 2000. For the first, second and third quarters of 2002 our net losses were $25.8 million, $24.5 million, and $12.0 million respectively. If our actions to date are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our long-term business prospects.

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



We Will Need to Improve or Implement New Systems, Procedures and Controls.

     The integration of STEAG and CFM and their operational and financial systems and controls has placed a significant strain on our management information systems and our administrative, operational and financial resources. To efficiently manage the combined company, we have been improving and must continue to improve our existing systems and implement new operational and financial systems, procedures and controls. Since the merger, we have been pursuing integration of the businesses, systems and controls of the three companies, however, each business has historically used a different financial system, and the resulting integration and consolidation has placed and will continue to place substantial demands on our management resources. Improving or implementing new systems, procedures and controls may be costly, and may place further burdens on our management and internal resources. If we are unable to improve our existing or implement new systems, procedures and controls in a timely manner, our business could be harmed.



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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of September 29, 2002.

                                     Fair Value
                                    September 29,
                                       2002
                                   -------------
                                   (In thousands)
Assets
Cash and cash equivalents           $65,830
     Average interest rate            1.85%
Restricted cash                      $1,330
     Average interest rate            1.00%
Short-term investments               $9,917
     Average interest rate            1.78%


Foreign Currency Risk

     We are primarily a US Dollar functional currency entity and transact business in various foreign countries and employ a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge foreign currency fluctuations associated with Japanese Yen, Korean Won, Singapore Dollar and Taiwan Dollar. Our subsidiaries in Germany are EURO functional currency entities and they also employ foreign currency hedging programs utilizing foreign currency forward exchange contracts to hedge foreign currency fluctuations associated with the US Dollar and Japanese Yen. The goal of the hedging program is to lock in exchange rates to minimize the impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of September 29, 2002 about our and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                       Average                      Estimated
                                       Notional      Contract         Fair
                                        Amount         Rate           Value
                                       --------      --------       ---------
                                           (In thousands, except for
                                             average contract rate)

Foreign currency forward exchange contracts:

  Mattson Technology Inc.
   (US Dollar equivalent amount)

     Japanese Yen                        $5,451        125.22        $5,581
     Korean Won                          $  235      1,187.50        $  230
     Singapore Dol                       $   22          1.74        $   21

  Mattson Thermal Products GmbH
   (EURO equivalent amount)

     U.S. Dollar                      EUR 10,263         0.96    EUR 10,131
     Japanese Yen                      EUR 3,396       116.86     EUR 3,320


  Mattson Wet Products GmbH
   (EURO equivalent amount)

      U.S. Dollar                     EUR 25,166         0.98    EUR 25,750


   The local currency is the functional currency for all our foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. On July 2, 2002, the company paid STEAG Electronic Systems AG ("SES") its payment obligation amount of approximately
10.2 million EUROS (approximately $10.1 million) plus interest thereon of approximately 199,000 EUROS that were payable in EUROS and, accordingly, exposure for exchange rate volatility existed. The exposure for the exchange rate volatility of the SES payment obligation had been neutralized by using a natural balance sheet hedge and keeping EUROS in a foreign currency bank account. The aforesaid payment obligation to SES was paid from this EUROS foreign currency bank account. The balance of this bank account was 4.5 million EUROS at September 29, 2002.


Item 4. Controls and Procedures

   (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that, although effective, our disclosure controls and procedures need improvement. As previously disclosed in our Form 8-K filed on May 28, 2002, our former independent accountants, Arthur Andersen LLP ("Andersen"), noted four conditions that it considered to be reportable events in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2001. Among them, Andersen suggested that we need to improve and automate procedures for our month-end closings. Our management did not disagree with the suggestion made by Andersen, and the Company currently has an active project underway to implement systems with regard to automating procedures for month-end closings. Management believes that we have already addressed the other significant conditions reported by Andersen.

   (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the third quarter evaluation by our senior management referenced in paragraph (a) above.

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

   We are currently litigating two ongoing cases involving our wet surface preparation intellectual property against one of our competitors, YieldUP International Corp. ("YieldUP"). These litigation matters were both brought in the United States District Court for the District of Delaware by our subsidiaries Mattson Wet Products, Inc. (formerly CFM Technologies, Inc.) and Mattson Technology IP, Inc. (formerly CFMT, Inc.), and are described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and under Part II, Item 1 of our subsequent Form 10-Q filings. Except as discussed below, there have been no material developments in these actions during the third quarter of 2002.

    In the case involving our U.S. Patent No. 4,911,761 (the "`761 patent") against YieldUP (this case is CFMT and CFM Technologies, Inc.
v. YieldUP International Corp., Civil Action No. 95-549-RRM-JJF-MPT), on May 1, 2002, we asserted infringement by YieldUP of our U.S. Patent No. 4,984,597, but later we voluntarily dismissed that claim. The parties are presently engaged in discovery, with a November 22, 2002 fact discovery cut-off date. We have a motion pending to dismiss and/or strike several counterclaims and defenses by YieldUP, and YieldUP has a motion pending for summary judgment that the `761 Patent is unenforceable for inequitable conduct. Both of these motions have been fully briefed, and oral argument has been requested. Oral argument on YieldUP's summary judgment motion is scheduled for November 6, 2002. On September 25, 2002, YieldUP filed a motion for summary judgment that the `761 Patent is invalid for failure to meet the written description requirements. That motion is currently being briefed.

   In our other case against YieldUP, involving claims of infringement of our U.S. Patents Nos. 4,778,532 (the "'532 patent") and 4,917,123 (the "'123 patent") by YieldUP, on October 8, 2002, the Court ruled on pending motions by YieldUP, and declined to exercise jurisdiction to consider claims regarding the unenforceability of other of our patents since that question is presently pending in the `761 litigation (see above), and deferred deciding the issue of whether or not this case is exceptional for purposes of the award of attorneys' fees, until after any appeal. The parties and the Court also agreed that YieldUP's state law claims would be dismissed with prejudice. The case now appears ripe to move forward on appeal.

   On November 6, 2002, we filed a lawsuit against Akrion LLC in the United States District Court for the District of Delaware, asserting claims of infringement by Akrion's wet surface preparation products of our '761 patent (as well as our '532 and '123 patents, which claims are stated to be contingent on our obtaining a reversal or the vacating of rulings by the Court that had found those patents invalid and unenforceable). During a hearing the same day, we informed the Court that we intend to file a motion to consolidate the YieldUP and Akrion cases.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information.

     On November 7, 2002, Brad Mattson resigned from our Board of Directors. On the same day, Bill Turner was elected as a member of our Board of Directors and as a member of the Audit Committee. Subsequently, the Audit Committee elected Mr. Turner to be its Chairman. Mr. Turner is an independent director, and he has a background and experience that our Board believes satisfies the "financial expert" criteria under proposed SEC rules. From 1983 to 1997, Mr. Turner was employed by KLA-Tencor Corporation ("KLA"), the world's leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Mr. Turner was the Vice President, Finance of KLA from 1996 to 1997, and was the Corporate Controller of KLA from 1989 to 1996.

     One of the members of the Audit Committee of our Board of Directors, Dr. Hans Betz, is not considered to be an "independent director" under current NASDAQ corporate governance rules because he had been formerly employed as a member of the management of STEAG Electronic Systems AG, which owns more than 20% of our stock. The NASDAQ corporate governance rules permit an audit committee to include one member who is not independent, under exceptional and limited circumstances, where the company's board of directors determines that his membership on the audit committee is required by the best interests of the corporation and its shareholders. Our Board determined that it is in the best interest of our company and our shareholders for Dr. Betz to continue to serve on our Audit Committee due to his strong contributions on the Committee, his familiarity with our industry, and the value of continuity on the Audit Committee as it oversees our efforts to improve and integrate our financial systems.


Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

        3.1(1)  Amended and Restated Certificate of Incorporation of the Company

        3.2(2)  Third Amended and Restated Bylaws of the Company

        10.13 Promissory Note between Mattson Technology, Inc. and Brad Mattson, dated July 3, 2002.

        10.14 Term Loan and Security Agreement between Mattson Technology, Inc. and Brad Mattson, dated July 3, 2002.

        99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350

        99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350

        99.3    Risk Factors incorporated by reference to Annual Report on Form
                10-K.


   (b) Reports on Form 8-K

       None

-----------

(1) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(2) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MATTSON TECHNOLOGY, INC.


Date: November 13, 2002
                                     /s/ David Dutton
                                    ------------------------------------------
                                         David Dutton
                                         President and Chief Executive Officer




                                     /s/ Ludger Viefhues
                                    ---------------------------------------
                                         Ludger Viefhues
                                         Executive Vice President -- Finance
                                         and Chief Financial Officer

                                 CERTIFICATIONS


I, David Dutton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mattson Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002           /S/ DAVID DUTTON
                                  --------------------------------------
                                  David Dutton
                                  President and Chief Executive Officer


                             *************

I, Ludger Viefhues, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mattson Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                /S/ LUDGER VIEFHUES
                                       ---------------------------------
                                       Ludger Viefhues
                                       Executive Vice President-Finance
                                       and Chief Financial Officer