Form 10-K
period 2002-12-31
MATTSON TECHNOLOGY INC
filed 2003-03-31
CIK 928421

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2002 was $134,383,090, based on the closing price for the registrant's common stock reported by the NASDAQ National Market System. Shares of voting stock held by each director and executive officer and by STEAG Electronics Systems AG have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares outstanding of registrant's Common Stock as of March 14, 2003: 44,866,783.

                      Documents incorporated by reference:

     Portions of the Proxy Statement for registrant's 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

     Mattson Technology, Inc. is a leading supplier of semiconductor wafer processing equipment used in the front-end-of-line fabrication of integrated circuits (IC). We are among the market leaders in worldwide sales of dry strip equipment and rapid thermal processing (RTP) equipment and have systems installed in major fabrication facilities around the world. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity for both 200 millimeter (mm) and 300 mm production at sub-130 nanometer (nm) technology nodes.

     During 2002 and early 2003, we took steps to focus our business on our core technologies in dry strip and RTP. Restructuring actions were taken to align the company with this narrower focus and to reduce operational expenses. As part of this restructuring plan, we divested one significant business unit, our wet products division. We also narrowed our plasma enhanced chemical vapor deposition ("PECVD") focus to a limited number of strategic customers and divested our epi products subsidiary. The wet products divestiture was the last major action in completing our strategic restructuring plan. The divestiture of our wet operation allows us to concentrate resources on the development of core products in RTP and strip solutions.

     Mattson Technology was incorporated in Delaware in 1988 and is headquartered in Fremont, California. Our principal executive offices are located at 2800 Bayview Drive, Fremont, CA 94538 (In the last week of April 2003, we plan to consolidate our Fremont facilities at another location, and thereafter our principal executive offices will be located at 47131 Bayside Drive, Fremont, CA 94538). Our telephone number is (510) 657-5900. Additional information about Mattson is available on our website at http://www.mattson.com. The information on our web site is not incorporated herein by reference.

Industry Background

     Manufacturing an integrated circuit (IC), commonly called a chip, requires a number of complex steps and processes. Most IC's are built on a base of silicon, or wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, which perform the "smart" functions of the chip. The upper structure consists of the "interconnect" circuitry that connects the components in the lower structure. Front-end processing is broadly divided into front-end-of-line and back-end-of-line processing. Fabrication at the front-end-of-line includes the steps needed to build transistors, up to the first layer of metalization. The subsequent steps, which create the interconnect metal layers, are called the back-end of line. Building an IC requires the deposition of a series of film layers, which may be conductors, dielectrics (insulators) or semiconductors. The deposition of these film layers is interspersed with numerous other processing steps that create circuit patterns, remove portions of the film layers and perform other functions such as heat treatment, measurement and inspection. Each step of the manufacturing process for ICs requires specialized manufacturing equipment. Although the semiconductor industry is cyclical, and currently experiencing a period of downturn and decreased demand, historically, the overall growth of the semiconductor industry and the increasing complexity of ICs has led to increasing demand for advanced semiconductor capital equipment.

In periods of economic growth, the semiconductor market has grown, fueled in large part by the growth of the personal computer markets and the emergence of markets such as wireless communication and digital consumer electronics. Previous growth in the semiconductor industry has also been driven by the need to supply increasingly complex, higher performance integrated circuits, while continuing to reduce cost. In today's market, three major technology transitions are driving new investments in chipmaking equipment: moves to deep sub-micron design rules (130 nm and below), innovative new materials (such as low-k dielectrics and copper interconnects) and 300 mm wafers (the next larger wafer size from which more than twice as many ICs can be produced as on 200 mm wafers). The more complex integrated circuits and the accompanying reductions in feature size require more advanced and expensive wafer fabrication equipment, which increases the average cost of advanced wafer fabrication facilities. We offer innovative tools that enable IC manufacturers to transition to these next-generation technologies.

The Mattson Solution

     We provide our customers with equipment based on innovative technologies that deliver advanced processing capability for front-end integrated circuit fabrication. We are among the market leaders in our target front-end of line markets and offer innovative solutions for dry strip and RTP, as well as products for back-end of line processing. Our tools, technologies and expertise are critical enablers in the semiconductor industry's transition to larger 300 mm wafers, sub-130 nm design rules and new materials such as copper and low-k dielectrics. We plan to leverage our technology and development capabilities to expand our product offerings with the goal of increasing market share within our target markets.

The Mattson Strategy

     Our strategy for success focuses on three key areas:

     Strengthen Customer Relationships and Partnerships in Current and Emerging Markets. Mattson Technology's core purpose is to create value for all our stakeholders by providing the tools to enable the continuous advancement of the information revolution. Our primary focus is on our customers. We strive to attain preferred vendor status and build customer loyalty by delivering innovative, reliable products and world-class customer service and support. We continue to strengthen customer relationships and partnerships by delivering unique process technology and value-added solutions.

     Despite weak industry conditions, we improved customer satisfaction in 2002. In 2002, we also established strong relationships with the top foundries in the growing China market and have our core products installed at a number of these customer sites. In 2002, we expanded our service capability and established our own facility in Shanghai to bring us closer to our customers in China. We intend to continue to strengthen our commitment to provide innovative, reliable, high-quality products and continuous service, support and global infrastructure to meet our customers' needs.

     Achieve Product Segment Leadership by Providing Robust Manufacturing Process Solutions. Technology leadership is the foundation of our success. We intend to drive our core products to segment leadership by providing innovative technologies that deliver robust manufacturing process solutions to our customers.

     We are a world leader in the dry strip market and the second largest supplier of RTP products in the world. Our patented technologies include inductively coupled plasma technology for dry strip and dual-sided lamp technology for RTP. These enabling technologies offer process control advantages in addressing customers' challenges in the manufacture of smaller device structures. We are committed to developing innovative tools and technologies to help our customers solve their wafer processing problems. This focus on delivering "results at the wafer surface" differentiates us from other providers. We continually strive to increase the total value of our solutions by developing new process technologies that enable our customers to produce the next-generation of smaller, faster, cheaper chips.

     We have advanced our technology offerings in the areas of 300 mm, low-k copper cleaning and sub-90 nm transistor formation. We extended the processing capabilities of our advanced 300 mm Aspen III Highlands and demonstrated its processing capabilities at beta customer sites in 2002. We are also extending our tungsten halogen lamp RTP technology down to the 65 nm node, which will provide our customers a lower risk approach to advanced transistor formation.

     Continuously Improve Operational Effectiveness. We are working to create cyclical stability for the company. In 2002, we adopted an organizational model called cyclically flexible enterprise, or CFE. The goal of CFE is to achieve robust, sustainable operating profit at any point in the semiconductor capital equipment industry cycle. Key components of CFE are outsourcing non-key functions, developing manufacturing and supply partners and developing peak load service partners. We have begun establishing these partnerships, and we are continuing to develop others that we expect to reduce our costs and provide the capacity and flexibility we will need at all points in the cycle. We are currently ISO 9001 certified at several of our manufacturing facilities, and we are working to obtain ISO 9001-2000 certification for the entire company. We intend to continue to streamline internal operations and optimize manufacturing efficiencies with the goal of having the company operate profitably through changing industry cycles.

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

     The demand for photoresist strip equipment has grown as the complexity and number of strip steps required for each wafer has increased. Complex integrated circuits require multiple photoresist stripping steps, which increase cost and cycle time, create environmental concerns, increase cleanroom space requirements and reduce yield. The increase in strip steps in the IC manufacturing process has led to a need for semiconductor manufacturers to increase their photoresist strip capacity and to place greater emphasis on low-damage results and residue-free photoresist stripping. The added complexity of the strip process has also contributed to higher average selling prices of the equipment.

   Fabrication of integrated circuits with feature sizes under 0.13 micron requires advanced dry strip technologies such as our Aspen Strip. In addition, faster integrated circuit devices require new interconnect materials, such as low capacitance, or low-k dielectric films and copper for conducting materials. The use of these new materials creates new challenges for photoresist stripping equipment. The resist or residues must be removed from these materials without degrading the low-k materials and without oxidizing any exposed copper.

     Our dry strip products encompass both 200 and 300 mm products on our high productivity Aspen platform, using our patented, inductively coupled plasma
(ICP) technology. We have a large installed base of dry strip systems, including 300 mm ICP systems, currently installed in production facilities around the world, and we continue to be an industry leader in dry strip technology. In 2002, our established ICP technology achieved acceptance at three major foundries in China. Our Aspen III Highlands system, which was introduced in late 2001, gained momentum in low-k resist strip applications through its ability to preserve low-k material integrity and simplify integration schemes by reducing operational steps. Over the last year, the Highlands system proved its process and production capability at five customer beta sites, where we continue to receive repeat orders. We are also extending our joint development programs with these strategic customers to expand the Highlands' existing processing capabilities.

Rapid Thermal Processing

     In rapid thermal processing (RTP), semiconductor wafers are rapidly heated to process temperature, held for a few seconds, and rapidly cooled. This thermal process is critical to achieve the exact electrical parameters necessary for the integrated circuit to operate. Historically, diffusion furnaces have been used to heat-treat large batches of wafers. However, diffusion furnaces have long processing times, which is unacceptable for many leading-edge device fabrication processes. In addition, as device features have become smaller, the total allowable temperature exposure of the wafer, or the thermal budget, has decreased. RTP subjects the wafer to much shorter processing times, thus reducing the thermal budget.

     As the device geometries of integrated circuits continue to shrink and the number of semiconductor wafers increases, the need has grown for RTP equipment that can meet increasingly stringent processing demands, while maintaining uniformity and repeatability to ensure the integrity of the integrated circuit.

     We are one of the industry leaders in RTP technology. Our products feature patented, dual-sided, lamp-based technology that achieves excellent control, process uniformity and repeatability. Our product line includes: the 2800 with over 500 units installed worldwide, the 2800cs for compound semiconductor processing, the 2900 for 200 mm applications, and the 3000 series for 300 mm fabrication and advanced steam applications.

     In 2002, we enhanced the capability of our RTP systems with innovations in temperature measurement and control. These new temperature controllers provide our customers the ability to extend their current technology to future device generations, especially for device designs at and below 90 nm geometries.

     In the last year, we also began a development program, in collaboration with Varian Semiconductor, to develop transistor formation technologies for 65 nm and smaller device structures. The initial efforts of this development work will be focused on ultra-shallow junction formation and will be followed by additional activities aimed at furthering the integration of front-end-of-line transistor fabrication processing. We plan to continue our efforts in developing innovative RTP tools and bringing optimized, deep-submicron integrated transistor formation processes to the marketplace.

Wet Surface Preparation

     Throughout 2001 and 2002, and in the first quarter of 2003, we developed, marketed and sold wet surface preparation products, including traditional multi-bath wet benches, advanced single-bath processing systems, combinations (Hybrids) and drying systems. During the first quarter of 2003, we divested our Wet Products Division, to SCP Global Technologies (SCP), a privately held wet processing equipment provider. This divestiture was made as part of a strategy we adopted in 2002 to focus on our core technologies where we have market leadership.

     Wet chemical cleaning strips away photoresist and other residues by immersing the wafer into acid or solvent baths and thoroughly cleaning the wafer surface. This is critical in preparing the surface of the wafer for the building of transistors. Wet processing steps have traditionally been accomplished using wet benches and spray tools. Advanced wet benches utilize a succession of open chemical baths and extensive robotic automation to move wafers from one chemical or rinse bath to the next. Spray tools subject wafers to sequential spray applications of chemicals as the wafers are spun inside an enclosed chamber. There are a number of areas in the semiconductor manufacturing process where wet surface preparation offers the most cost-effective solution to cleaning and etching the wafers.

Plasma Enhanced Chemical Vapor Deposition

   Chemical vapor deposition (CVD) processes are used to deposit insulating and conducting films on wafers. These films are the basic materials used to form the resistors, capacitors, and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components.

   As feature sizes continue to decrease, CVD processing equipment must meet increasingly stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties, such as stress, must also be improved and more tightly controlled. Compatibility with metallization steps, such as aluminum and copper deposition, is critical. Finally, as process complexity increases with the use of low-k and dual damascene processing solutions, the number of plasma-enhanced (PE) CVD steps increases significantly, and system productivity becomes increasingly important.

     We are focused on PECVD applications at the front-end of the fabrication line, and our products are based on our leading Aspen platform and robotic technology that provide performance and productivity advantages to our customers. We offer a PECVD process to deposit insulating films. PECVD allows the system to process wafers at a relatively low temperature, reducing the risk of device parameter drift during processing at the front-end-of-line and of damage to metalization layers during processing at the back-end-of-line. Our Aspen III PECVD product has been production-certified at leading fabrication sites for both 200 mm and 300 mm applications. In 2002, we narrowed our CVD efforts to a limited number of strategic customers for our CVD product line as part of the company's strategic decision to focus on core businesses in RTP and strip.

Epi Market

     Until the first quarter of 2003, we owned a subsidiary that developed, marketed and sold epitaxial deposition systems. Because of market conditions and reduced demand, we significantly reduced the head count and resources of our epi business unit during 2002. In February 2003, we sold our epi subsidiary.

     Epitaxial, or epi, deposition systems grow a layer of extremely pure silicon on a wafer in a uniform crystalline structure to form a high quality base for building certain types of chips. The silicon properties of the epitaxy produce a more controlled silicon growth than do manufactured silicon wafers and offer features that differentiate it from manufactured silicon wafers.

Isotropic Etch Market

   The etching process selectively removes patterned material from the surface of a wafer to create the device structures. With the development of sub-micron integrated circuit feature sizes, dry, or plasma, etching has become one of the most frequently used processes in semiconductor manufacturing. An isotropic, or multi-directional, etch system performs a variety of etch processes on semiconductor wafers that can be used in several steps in a typical 0.13 micron chip fabrication.

     Our Aspen II and III LiteEtch systems use our patented ICP source technology for critical etching operations on 200 and 300 mm wafers.

Customer Support

     One of our primary goals is to strengthen our customer partnerships, and our customer support organization is critical to maintaining these long-term relationships. Our customer support organization is headquartered in Fremont, California, with additional offices located domestically throughout the U.S. and internationally in Germany, Italy, Japan, Korea, Singapore, Taiwan, the United Kingdom and mainland China. Our global support infrastructure is composed of an extensive network of experienced field service teams with diverse technical backgrounds and process, mechanical and electronics training. After-sales support is an essential part of our customer satisfaction program, and our international customer support teams provide the following services: system installation, on-site repair, telephone support, relocation services and selected post-sales process development applications.

     We offer competitive, comprehensive warranties on all our products. We maintain spare parts depots in most regions for four-hour parts turnaround and provide regional field and process support. As part of our global support services, we also offer a broad selection of technical training courses from maintenance and service training to basic and advanced applications and operation.

     We are committed to continuously improving our customer support. In 2002, we enhanced our customer service and support programs, and despite weak industry conditions, our customer satisfaction surveys indicate that we improved our customer satisfaction rating.

Sales and Marketing

     Our marketing and sales efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force. Our sales personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force resident in our Fremont, California headquarters, we have domestic regional sales offices located throughout the United States, and maintain sales support offices in China, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the United Kingdom.

   In 2002, we maintained our distribution relationship with PRIMA Research & Technologies, which continues to support our RTP systems in China. We also expanded our service capability and established a direct sales and support organization in Shanghai to bring us closer to our customers in China.

     In addition to maintaining our wholly owned subsidiary in Japan, we are continuing our relationship with Canon Sales Company for the distribution of our RTP systems in Japan. In late 2002, we also entered into a distribution agreement with NOAH Corporation, which will be responsible for the regional sales activities of our plasma strip products in Japan.

     International sales accounted for 74% of total net sales in 2002, 78% in 2001 and 69% in 2000. We anticipate that international sales will continue to account for a significant portion of our net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Because of our dependence upon international sales in general, and on sales to Japan, China and Pacific Rim countries in particular, we are particularly at risk to effects from developments such as any Asian economic problem. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock--We Are Highly Dependant on Our International Sales, and Face Significant Economic and Regulatory Risks Because a Majority of Our Net Sales Are From Outside the United States."

Customers

      Customers for our products include most of the world's top 20 semiconductor manufactures and foundries. A representative list of our major customers includes:

   * AMD                       * IBM Microelectronics      * SMIC
   * Chartered Semiconductor   * Infineon Technologies     * Sony Corporation
   * Elpida Memory             * Micron Technology         * Texas Instruments
   * GSMC                      * ProMOS Technologies       * TSMC
   * Hewlett Packard           * Samsung Electronics       * UMC Group

   In 2002, three customers, Samsung, Infineon, and UMC each accounted for more than 10% of our revenue, accounting for approximately 12%, 11% and 11%, respectively. Samsung and UMC accounted for approximately 20% and 12%, respectively, of our total bookings. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 60% of our net sales in 2002, 58% in 2001, and 59% in 2000. For a discussion of risks associated with changes in our customer base, see "Risk Factors That May Affect Future Results and Market Price of Our Stock -- We Are Dependant on Large Purchases From a Few Customers, and Any Loss, Cancellation, Reduction or Delay in Purchases By, or Failure to Collect Receivables From, These Customers Could Harm Our Business."

Backlog

     We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders are often subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $68.2 million as of December 31, 2002 and $60.0 million as of December 31, 2001. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period and our actual sales for the year may not meet or exceed the backlog represented. During periods of industry downturns, such as we continued to experience in 2002, we have experienced cancellations and delays and push-out of orders that were previously booked and included in backlog.

Research, Development and Engineering

     The semiconductor equipment industry is characterized by rapid technological change and product innovation. Continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our resources to research, development and engineering (RD&E) programs and seek to maintain close relationships with our global customers in order to remain responsive to their product and processing needs.

     Our key RD&E activities during fiscal year 2002 involved the successful development of a new generation of 300 mm RTP tools. These RTP tools feature a novel, model-based temperature control system that extends our low-temperature capability to enable advanced silicide formation and provides tighter peak width control for ultra-shallow junction formation. Our next-generation RTP tools will extend Mattson's RTP capabilities down to the 65 nm node and will help to further improve our customers' cost of ownership.

     We intend to continue to make substantial investments in strategic development and engineering programs to meet our customers' technical and production requirements. Over the next year, we plan to focus our RD&E efforts on both improving existing system capabilities and developing new advanced RTP and strip technologies for smaller feature sizes, low-k dielectric materials and 300 mm applications.

     We maintain applications laboratories in Fremont, California and Dornstadt, Germany to test new systems and customer-specific equipment designs. By basing products on existing and accepted product lines in the RTP and strip markets, we believe that we can focus our development activities on producing new products more quickly and at relatively low cost. Prior to the divestiture of our Wet Product Division, we maintained application laboratories in Pliezhausen, Germany for wet surface preparation products.

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

Furthermore,despite testing by us, difficulties could be encountered with our products after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. If we are unable to improve our existing systems and process technologies or to develop new technologies or systems, we may lose sales and customers.

   Our research, development and engineering expenses were $37.4 million for the year ended December 31, 2002, $61.1 million for 2001 and $28.5 million for 2000, representing 18.4% of net sales in 2002, 26.6% in 2001 and 15.8% in 2000. The expenses for 2001 and thereafter include research, development and engineering expenses that reflect our acquisition of the STEAG Semiconductor Division and CFM.

Competition

    The global semiconductor fabrication equipment industry is intensely competitive and is characterized by rapid technological change and demanding customer service requirements. Our ability to compete depends upon our ability to continually improve products, processes and services and our ability to develop new products that meet constantly evolving customer requirements.

   A substantial capital investment is required by semiconductor manufacturers to install and integrate new fabrication equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies, for a significant period of time, upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult to sell to a customer for a significant period of time in the event that the customer has selected a competitor's product, and it may be difficult to unseat an existing relationship that a potential customer has with a competitor in order to increase sales of products to that customer.

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

     Our principal competitors in the dry strip market include Alcan Technology, Axcellis Technologies, KEM and Novellus Systems. We believe that we compete favorably on each of the competitive elements in this market and estimate that we are one of the top two providers of dry strip products. The principal competitor for our RTP systems is Applied Materials. Prior to the divestiture of our Wet Products Division, principal competitors for our wet surface preparation products included Akrion, Dainippon Screen, FSI International, SCP Global Technologies, Semitool, S.E.S., SEZ, and Tokyo Electron. The market in which our Aspen LiteEtch products compete is a relatively small niche market with no dominant competitors. Principal competitors for our Aspen LiteEtch systems include Novellus, Lam Research, Shibaura Mechatronics and Tegal. Principal competitors for our PECVD systems include Applied Materials, ASM International and Novellus Systems. Prior to the divestiture of our epi business unit, competitors for our epi products included Kokusai Semiconductor Equipment, LPE Products, Moore Technology and Toshiba.

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

Manufacturing

     Our manufacturing operations are based in the U.S. and Europe and consist of procurement, assembly, test, quality assurance and manufacturing engineering. We utilize an outsourcing strategy for the manufacture of components and major subassemblies. This allows us to focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that differentiate our systems from those of our competitors. We have manufacturing capability for our RTP, PECVD, strip and etch products in Fremont, California and Dornstadt, Germany. During 2002, our wet surface preparation products were manufactured in Pliezhausen and Donaueschingen, Germany. The Pliezhausen facilities were subleased to SCP and the Donaueschingen facilities were transferred to SCP when we divested our Wet Products Division in the first quarter of 2003.

    Some of our components are obtained from a sole supplier or a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, we could experience delays or shortages caused by suppliers. Historically, we have not experienced any significant delays in manufacturing due to an inability to obtain components, and we are not currently aware of any specific problems regarding the availability of components that might significantly delay the manufacturing of our systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our systems and could have a material adverse effect on us.

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

     Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us, or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States. As a result of the merger, we became involved in several patent lawsuits that had been brought by or against our subsidiary, Mattson Wet Products, Inc. (formerly CFM Technologies, Inc.), which are discussed further below under Item 3: Legal Proceedings. These lawsuits have been transferred to SCP as a result of our divestiture of our wet products business, however one of our subsidiaries remains a party and we are obligated to reimburse legal fees incurred by SCP of up to $1 million.

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

Employees

    As of December 31, 2002, we had 1,107 employees. There were 308 employees in manufacturing operations, 237 in research, development and engineering, 430 in sales, marketing, field service and customer support, and 132 in general, administrative and finance. During 2002, we implemented reductions in force of 257 employees, in response to the continuing downturn in the semiconductor industry.

    On March 17, 2003, we divested our Wet Products Division to SCP Global Technologies, Inc. which resulted in a reduction for us of approximately 341 employees. As of March 24, 2003 we had approximately 705 employees.

   During 2002, we significantly reduced our operations and our workforce. However, the success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. Historically, during times of economic expansion, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulty in attracting new personnel and if needed, we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside Germany is represented by a labor union and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.


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


Available Information

    We make available free of charge, through our website, http://www.mattson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The information on our web site is not incorporated herein by reference.

ITEM 2: PROPERTIES

Our principal properties as of December 31, 2002 are set forth below:

                                                                      Square
Location        Type                  Principal Use                   Footage       Ownership
--------        ----                  -------------                   -------       ---------
Fremont, CA     Office, plant &       Headquarters, Marketing,
                Warehouse             Manufacturing, Distribution     128,000         Leased
                                      Research and Engineering

Exton, PA       Office, plant &       Partially vacant, partially     140,000(1)      Leased
                Warehouse             sub-leased

Germany         Office, plant &       Manufacturing, Research          45,000         Owned
                Warehouse             and Engineering                 255,000         Leased

(1) Includes approximately 80,000 square feet that we have sub-leased to another party. We are holding approximately 60,000 square feet vacant in excess capacity available for sublease. Owner's approval is not required for sub-leasing.

     In addition to the above properties, we lease approximately 72,000 square feet of office space for sales and customer support offices. In total, we lease office spaces for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support offices in 31 locations throughout the world: 14 in the United States, 12 in Europe, 2 in Taiwan and one in each of Korea, Singapore, and China.

     During fiscal 2002, we sold a West Chester, PA building for $2,315,000 in March 2002, and an Austin, TX building for $1,950,000 in April 2002, with no contingencies.

     We currently have approximately 69,000 square feet excess space capacity that we are in the process of subleasing to offset the lease obligation expenses. Excluding this excess space, we are productively utilizing substantially all of the remaining facilities and consider them suitable and adequate to meet our requirements.

     In February 2003, we leased another building in Fremont, California. We plan to consolidate all our Fremont operations and facilities into this building, with approximately 101,000 square feet area. The lease is for a period until May 2007. The move is scheduled for April 2003. The leases for our existing Fremont buildings are expiring on varying dates from April 2003 through February 2004.

     As a result of the divestiture of our Wet Products Division to SCP Global Technologies on March 17, 2003, we have transferred to SCP the facilities we previously owned in Germany, and we plan to sub-lease to SCP a portion of our facilities in Germany, listed above. The area to be sub-leased is under determination.


ITEM 3: LEGAL PROCEEDINGS

     In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks, and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against us, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     We have been litigating three ongoing cases involving wet surface preparation intellectual property, all of which were brought in the United States District Court for the District of Delaware by our subsidiary Mattson Wet Products, Inc. (formerly CFM Technologies, Inc.) and our former subsidiary Mattson Technology IP, Inc. (formerly CFMT, Inc.). On March 17, 2003, we divested our wet surface preparation business. As part of that transaction, we sold the stock of Mattson Technologies IP, Inc., which is the owner of the patents at issue in the three cases, and we sold the operating assets of Mattson Wet Products, Inc., including its right to damages in the pending lawsuits, to SCP Global Technologies, Inc. As a result, we no longer control Mattson Technology IP, Inc. and its actions in the litigations discussed below, although our subsidiary Mattson Wet Products, Inc. remains as a co-plaintiff in those actions.

     Two of the pending cases were filed against a competitor, YieldUP International Corp. ("YieldUP"). Several years ago, YieldUp was acquired by FSI International Corp. The first of the two pending cases against YieldUP was filed on September 11, 1995, and is captioned CFMT, Inc. and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-JJF. Our wet products subsidiaries claim infringement, inducement of infringement, and contributory infringement relating to U.S. Patent No. 4,911,761 (the "'761 patent"), and seek damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and not infringed. The parties are presently engaged in fact discovery. We have a motion pending to dismiss and/or strike several counterclaims and defenses by YieldUP, and YieldUP has two motions pending for summary judgment alleging that the `761 Patent is unenforceable for inequitable conduct and is invalid for lack of proper written description. All of these motions have been fully briefed and were orally argued on November 6, 2002.

     The second pending case against YieldUP was filed on December 30, 1998, and is captioned CFMT, Inc. and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 98-790-JJF. In this case, our wet products subsidiaries claim infringement of U.S. Patents Nos. 4,778,532 ("the `532 Patent") and 4,917,123 ("the `123 Patent") by YieldUP, and seek a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents, and request damages for past infringement. YieldUP had asserted counterclaims for alleged tortious interference with prospective economic advantage and defamation and a declaratory judgment that the patents are invalid, not infringed, and unenforceable due to alleged inequitable conduct in obtaining the patents, and seeking compensatory and punitive damages. On April 4, 2000, the District Court issued an Order granting a YieldUP motion for summary judgment, and found that the '532 and '123 patents were both invalid due to lack of enablement. YieldUP withdrew with prejudice the tortious interference and defamation counterclaims. On June 7, 2001 the District Court issued a judgment in favor of YieldUP holding that the '532 and '123 patents are unenforceable due to inequitable conduct during prosecution of the patents before the U.S. Patent & Trademark Office. On October 23, 2002, the Court entered an Order placing the case in condition for us to appeal, by dismissing with prejudice YieldUP's state law counterclaims, declining to exercise jurisdiction to consider claims asserting the unenforceability of other of our patents, and deferring until after any appeal any decision as to whether or not this case is exceptional for purposes of the award of attorneys' fees. The parties are presently briefing the appeal to the Court of Appeals for the Federal Circuit.

     The third pending case was filed against Akrion LLC on November 6, 2002, asserting claims of infringement by Akrion's wet surface preparation products of our '761 patent (as well as our '532 and '123 patents, which claims are stated to be contingent on our obtaining a reversal or the vacating of rulings by the Court that had found those patents invalid and unenforceable). The case is captioned CFMT, Inc. (aka Mattson Technology IP, Inc.) and CFM Technologies, Inc. (aka Mattson Wet Products, Inc.) v. Akrion LLC, Civil Action No. 02-1614-JJF The Court entered an Order on March 12, 2003, denying our motion to consolidate the case against Akrion with the YieldUP case involving the `761 Patent, and staying the Akrion case pending disposition of that YieldUP case.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes sets forth information about our four executive officers:

--------------------------------------------------------------------------------
   Name                      Age   Title
   ----                      ---   -----
   David L. Dutton           42    Chief Executive Officer, President, Director

   Robert MacKnight          53    Chief Operating Officer

   Ludger H. Viefhues        60    Chief Financial Officer, Executive
                                     Vice President, Finance and Secretary

   Yasuhiko (Mike) Morita    60    Executive Vice President, Business Strategy
--------------------------------------------------------------------------------

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

Robert MacKnight - Chief Operating Officer

Mr. MacKnight has served as Mattson's Chief Operating Officer since December 2002. Prior to that Mr. MacKnight served as President of the Thermal/Films/Etch division and Executive Vice President since December 2001. Mr. MacKnight joined Mattson in September 2001 as Executive Vice President of Corporate Development and General Manager of the RTP Product Business. From 1998 to 2001, Mr. MacKnight served at Microbar, Inc., a manufacturer of chemical systems for the semiconductor industry where he was most recently President and Chief Operating Officer. From 1996 to 1998, Mr. MacKnight was Vice President and General Manager of After Market Operations for Cymer, Inc., a supplier of equipment used in semiconductor manufacturing.

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

Yasuhiko (Mike) Morita - Executive Vice President, Business Strategy

Mr. Morita served as Mattson's Executive Vice President of Business Strategy from October 2002 until December 2002, and prior to that served as Executive Vice President of Global Business Operations since December 2001. Mr. Morita served as the Mattson's Vice President of Global Sales operations from 1998 until 2001. From 1996 to 1998, Mr. Morita was Vice President of Asia Operations and President of Mattson's subsidiary, Mattson Technology Center, K.K. Mr. Morita served on Mattson's Board of Directors from July 1994 through February 1996. From 1967 to 1996, Mr. Morita served at Marubeni Corporation in various positions, most recently as Executive Vice President and General Manager of the semiconductor equipment division.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

   Our common stock has traded on the Nasdaq National Market since our initial public offering on September 28, 1994. Our stock is quoted on the NASDAQ National Market under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

                                                        HIGH      LOW
                                                       ------    ------
       2002 Quarter
         First.......................................  $ 9.90    $ 5.41
         Second......................................   10.07      4.00
         Third.......................................    4.95      1.57
         Fourth......................................    4.05      1.16

       2001 Quarter
         First.......................................  $18.06    $ 9.50
         Second......................................   19.50     12.19
         Third.......................................   17.35      3.45
         Fourth......................................    9.20      3.06


     On March 14, 2003, the last reported sales price of our common stock on the Nasdaq National Market was $1.58 per share. We had approximately 228 shareholders of record on that date.

Dividends

     We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We are also restricted by the terms of our credit facility with our bank from paying future dividends. We intend to retain all future earnings for use in our business.

Private Placement of Stock

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction in the amount of $45.6 million, at a price of $6.15 per share. Of the 7.4 million shares issued, 5.1 million shares were issued to the State of Wisconsin Investment Board, 1.3 million shares were issued to STEAG Electronic Systems AG, and the remaining 1.0 million shares were issued to other investors for an aggregate net cash proceeds of $34.9 million. Bear, Stearns & Co., Inc. served as sole placement agent for this transaction.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. We derived the selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 from our audited consolidated financial statements appearing elsewhere in this report. We derived the selected consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 from our audited consolidated financial statements, which are not included in this report. Effective January 1, 2000, we changed our method of accounting for revenue to implement the revenue recognition provisions of SEC Staff Accounting Bulletin No. 101 (SAB 101). This change in accounting method effects the comparability of our financial data for 2000, 2001 and 2002 to our reported results for previous years. See Note 1 of Notes to Consolidated Financial Statements for an explanation of this change. Unaudited pro forma information is provided below to show the effect this accounting method change would have had in years prior to 2000.

     On January 1, 2001, we completed the acquisitions of the STEAG Semiconductor Division and CFM. The acquisitions had been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in our selected financial data for 2001 and thereafter. During 2001 and 2002, we incurred charges relating to impairment of long-lived assets, inventory valuation charges and restructuring costs. These acquisitions and charges affect the comparability of our financial data for 2001 and 2002 to our reported results for previous years. See Note 3 of Notes to Consolidated Financial Statements for further description of these events.

                                                                             Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                        2002            2001          2000           1999         1998
                                                      --------       ---------      --------      ---------     --------
                                                                      (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales                                             $203,520       $ 230,149      $180,630      $103,458      $ 59,186
Cost of sales                                          163,063         224,768        93,123        53,472        37,595
                                                      --------       ---------      --------      --------      --------
Gross profit                                            40,457           5,381        87,507        49,986        21,591
                                                      --------       ---------      --------      --------      --------
Operating expenses:
  Research, development and engineering                 37,395          61,114        28,540        19,547        16,670
  Selling, general and administrative                   86,218         110,785        54,508        31,784        24,542
  Acquired in-process research and development               -          10,100             -             -         4,220
  Amortization of goodwill and intangibles               6,591          33,457             -             -             -
  Restructuring and other charges                       17,307               -             -             -             -
  Impairment of long-lived assets and other charges          -         150,666             -             -             -
                                                      --------       ---------      --------      --------      --------
    Total operating expenses                           147,511         366,122        83,048        51,331        45,432
                                                      --------       ---------      --------      --------      --------
Income (loss) from operations                         (107,054)       (360,122)        4,459        (1,345)      (23,841)
Interest and other income, net                          12,636           5,016         6,228           743         1,811
                                                      --------       ---------      --------      --------      --------
Income (loss) before provision (benefit)
  for income taxes and cumulative effect
  of change in accounting principle                    (94,418)       (355,725)       10,687          (602)      (22,030)
Provision (benefit) for income taxes                      (147)        (18,990)        1,068           247           337
                                                      --------       ---------      --------      --------      --------
Income (loss) before cumulative effect
  of change in accounting principle                    (94,271)       (336,735)        9,619          (849)      (22,367)
Cumulative effect of change in accounting
  principle, net of tax benefit                              -               -        (8,080)            -             -
                                                      --------       ---------      --------      --------      --------
Net income (loss)                                     $(94,271)      $(336,735)     $  1,539      $   (849)     $(22,367)
                                                      ========       =========      ========      ========      ========
Income (loss) per share, before cumulative
  effect of change in accounting principle:
     Basic                                             $ (2.23)        $ (9.14)      $  0.50       $ (0.05)      $ (1.52)
     Diluted                                           $ (2.23)        $ (9.14)      $  0.45       $ (0.05)      $ (1.52)
Cumulative effect of change in accounting principle
     Basic                                             $     -         $     -       $ (0.42)      $     -       $     -
     Diluted                                           $     -         $     -       $ (0.38)      $     -       $     -
Net income (loss) per share:
     Basic                                             $ (2.23)        $ (9.14)      $  0.08       $ (0.05)      $ (1.52)
     Diluted                                           $ (2.23)        $ (9.14)      $  0.07       $ (0.05)      $ (1.52)
Shares used in computing net income
  (loss) per share:
     Basic                                              42,239          36,854        19,300        15,730        14,720
     Diluted                                            42,239          36,854        21,116        15,730        14,720

Pro forma amounts with the change in accounting
principle related to revenue recognition applied
retroactively (unaudited):
     Net sales                                             N/A             N/A           N/A      $102,781      $  58,544
     Net income (loss)                                     N/A             N/A           N/A        (3,036)     $ (21,926)
     Net income (loss) per share:
        Basic                                              N/A             N/A           N/A       $ (0.19)      $ (1.49)
        Diluted                                            N/A             N/A           N/A       $ (0.19)      $ (1.49)


                                                                                As of December 31,
                                                      ------------------------------------------------------------------
                                                        2002            2001          2000           1999         1998
                                                      --------       ---------      --------      ---------     --------
                                                                                 (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                             $ 87,879        $ 64,057       $33,431       $ 16,965      $11,863
Working capital                                         62,120          74,044       150,234         37,009       31,034
Total assets                                           312,159         432,705       269,668         81,148       68,120
Long-term debt, net of current portion                       -           1,001             -              -            -
Total stockholders' equity                             106,105         141,738       186,127         52,019       49,880


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

                                    OVERVIEW

     We are a leading supplier of semiconductor wafer processing equipment used in the front-end-of-line fabrication of integrated circuits. Our products include dry strip, RTP and PECVD equipment. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity for both 200 mm and 300 mm production at technology nodes at and below 130 nm.

    Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn since 2001, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors occurred throughout 2001 and 2002, and are expected to continue in 2003. Global economic conditions and consumer-related demand have not improved, resulting in low levels of investment in corporate infrastructure. The overall demand outlook is still uncertain over the intermediate term. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. We are largely dependent upon increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and adversely affect our financial position and results of operations.

     On January 1, 2001, we simultaneously acquired the semiconductor equipment division of STEAG Electronic Systems AG (the "STEAG Semiconductor Division") and CFM Technologies, Inc. ("CFM"), which we refer to as "the merger." The merger substantially changed the size of our company and the nature and breadth of our product lines. At the time we completed the merger, our industry was entering an economic downturn that deepened sequentially and still continues. The merger more than doubled the size of our company, and we faced a number of challenges in integrating the merged companies, coupled with downturn lower sales that resulted in excess production capacity.

     During 2002, we realigned our workforce and production capacity in light of current business levels. During 2002, we reduced our workforce by approximately 19%, and in light of our business levels, and recorded restructuring charges of $11.2 million primarily relating to employee severance and consolidation of facilities. In addition, we recorded aggregate impairment charges of $6.1 million for developed technology, fixed assets and long term assets relating to the Company's wet operation.

     During 2002, we determined to refocus our business on our core technologies in dry strip and rapid thermal processing. Restructuring actions were taken in 2002 and the first quarter of 2003 to align the company with this focus and to reduce operational expenses. As part of this restructuring effort, we divested one significant line of business, our wet products group, which was sold to SCP Global Technologies, Inc. on March 17, 2003. We also narrowed our CVD focus to a limited number of strategic customers, and divested the subsidiary that had constituted our epi products group. These divestitures were the last major actions in completing our strategic restructuring plan. These actions are intended to reduce our cost structure and allow us to concentrate resources on the development of core products in enabling RTP and strip solutions. Our wet products business represented a significant portion of our revenue and our costs in 2001 and 2002, and the divestiture of that business will affect the comparability of our financial statements in future periods to our reported results for 2001 and 2002.

     International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including Taiwan, Singapore, Korea and China, accounted for 74% of total net sales for 2002, 78% of total net sales for 2001 and 69% of total net sales for 2000. We anticipate that international sales will continue to account for a significant portion of our sales.

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million.

     On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Depending on the volume of future sales by DNS, we could receive up to an additional $30 million in royalty payments. We determined, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on our analysis, which included an independent appraisal, we allocated $15.0 million to past damages, which we recorded as "other income" during 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. During 2002, we recognized approximately $6.3 million of royalty revenue, and received payments aggregating $27.0 million.

     On March 17, 2003, we sold our wet surface preparation products business (our "Wet Business") to SCP Global Technologies, Inc. ("SCP"). We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the STEAG Semiconductor Divison and CFM. As part of our sale of the Wet Business, SCP acquired the operating assets, including customer contracts and inventory of one of our subsidiaries (formerly CFM Technologies, Inc.), all outstanding stock of Mattson Technology IP, Inc., which is the owner of various patents relating to the Wet Business, and all equity ownership of Mattson Wet Products GmbH, a German corporation. We retained all cash in the Wet Business, and all rights to payments under the settlement and license agreements with DNS, but we transferred all rights to any damages under pending patent litigation to SCP. Upon closing, SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide. We expect to reserve approximately $14.0 million to $15.0 million to cover our ongoing potential liability relating to this transaction.

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

     We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets, and income taxes as critical to our business operations and an understanding of our results of operations. See Note 1 of Notes to the Consolidated Financial Statements for a summary of our significant accounting policies.

     Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101).

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products, and for all sales of our wet surface preparation products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value of the individual elements. The two elements are shipment of the tool and acceptance of the tool.

Under this approach, the portion of the invoice price that is due upon final customer acceptance of the tool, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

     Revenues are difficult to predict, due in part to our reliance on customer acceptance before we recognize any revenue related to a significant number of our shipments. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter, and could result in future operating losses.

     Warranty. Our warranties require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on our systems ranges from 12 months to 36 months, depending on the product. At the time of revenue recognition, a provision for the estimated cost of warranty is recorded as a cost of sales based on our historical costs. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty repair costs that we have in the past. A significant increase in the costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such additional costs materialize.

     Inventories. We state inventories at the lower of cost or market, with cost determined on first-in, first out basis. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our introduction of new products, we regularly monitor inventory quantities on hand and declare obsolete inventories that are no longer used in current production. Accordingly, we write down our inventories to net realizable value. Actual demand may differ from forecasted demand and such difference may result in write downs that have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results, given the competitive pressures and cyclicality of the semiconductor industry.

     Goodwill and Other Intangible Assets. We assess the realizability of goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our judgments regarding the existence of impairment indicators are based on changes in strategy, market conditions and operational performance of our business. Future events, including significant negative industry or economic trends, could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Impairment of Long-Lived Assets. We assess the impairment of identified intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Our judgments regarding the existence of impairment indicators are based on changes in strategy, market conditions and operational performance of our business. Future events, including significant negative industry or economic trends, could cause us to conclude that impairment indicators exist and that long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors, including discount rates and probability of cash flow scenarios, to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. See Note 3 in Notes to the Consolidated Financial Statements regarding fiscal 2002 impairment charges.

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


Results of Operations

    The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net sales:

                                                                       Year Ended December 31,
                                                              ------------------------------------
                                                               2002           2001          2000
                                                              -------       -------       --------
Net sales                                                      100.0 %       100.0 %       100.0 %
Cost of sales                                                   80.1          97.7          51.6
                                                              -------       -------       -------
Gross margin                                                    19.9           2.3          48.4
                                                              -------       -------       -------
Operating expenses:
  Research, development and engineering                         18.4          26.6          15.8
  Selling, general and administrative                           42.4          48.1          30.1
  In-process research and development                              -           4.4             -
  Amortization of goodwill and intangibles                       3.2          14.5             -
  Restructuring and other charges                                8.5          65.5             -
                                                              -------       -------       -------
Income (loss) from operations                                  (52.6)       (156.8)          2.5
Interest and other income, net                                   6.2           2.2           3.4
                                                              -------       -------       -------
Income (loss) before provision (benefit) for income taxes
  and cumulative effect of change in accounting principle      (46.4)       (154.6)          5.9
Provision (benefit) for income taxes                             0.1           8.3          (0.6)
                                                              -------       -------       -------
Net income (loss) before cumulative effect of change
  in accounting principle                                       46.3        (146.3)          5.3
Cumulative effect of change in accounting principle,
  net of tax                                                       -             -          (4.5)
                                                              -------       -------       -------
Net income (loss)                                              (46.3)%      (146.3)%         0.8 %
                                                              =======       =======       =======

Years Ended December 31, 2002 and 2001

   Net Sales. Our net sales for the year ended December 31, 2002 were $203.5 million, reflecting a decrease of $26.6 million, or 11.6%, compared to net sales of $230.1 million for the year ended December 31, 2001. Net sales for 2002 included approximately $6.3 million of revenue from DNS royalties. Net sales decreased in 2002 primarily due to lower demand and lower shipments as a result of the continuing economic downturn in the semiconductor industry. Shipments in 2002 declined by approximately 44.2% compared to shipments in 2001.

     Our total deferred revenue at December 31, 2002 was approximately $108.7 million, which relates to tools shipped and awaiting customer acceptance, down $27.9 million, from $136.6 million deferred revenue at December 31, 2001. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of six to twelve months from product shipment.

     Gross Margin. Gross margin for the year ended December 31, 2002 was 19.9%, an increase from gross margin of 2.3% for the year ended December 31, 2001. The increase in gross margin in 2002, compared to 2001, was due to better absorption of our production facilities, improved manufacturing overhead efficiencies, royalty revenue recognized from DNS with no associated cost of sales, and a decrease in inventory valuation charges related to the merger that adversely affected margins in 2001. Inventory valuation charges in 2002 were $14.3 million, a 45.8% decrease, compared to $26.4 million in 2001. Acquisition-related inventory costs, determined by Accounting Principles Board Opinion No. 16 (APB 16) "Business Combinations", continued to effect us in 2002, although to a lesser extent, as the inventory acquired in the merger was sold and recorded as cost of sales. The inventory subject to these costs was revalued upward, to reflect its market value, at the time of the merger. The difference between the original cost basis of the inventory and its allocated acquisition costs are our "APB16 costs." The largest portion of this revalued inventory related to our wet surface preparation products, as to which all revenue is deferred until we obtain customer acceptances. The sold inventory of those wet products is being recognized as revenue as those products are accepted by customers, and the related costs, including APB 16 costs, are included in our cost of goods sold, with an adverse effect on our gross margin in the corresponding quarter. During 2002, these APB 16 costs were $9.2 million, or 4.5% of net sales. During 2001, the APB 16 costs had been $13.8 million, or 6.0% of net sales. As of December 31, 2002, we had approximately $1.7 million of APB 16 costs remaining in inventories - delivered systems that will continue to have a negative impact on our future gross margins as the relevant systems are accepted.

     Due to intense competition we are continuing to face pricing pressure from competitors that is also affecting our gross margin. In response, we are continuing with our cost reduction efforts and efforts to differentiate our product portfolio. Additionally, in light of the prolonged economic slowdown in our industry, we took steps to reduce the number of our manufacturing sites. We have closed three manufacturing sites since the first quarter of 2001, and sold two of those manufacturing sites during 2002. We continue to have excess capacity at our remaining sites but have reduced costs at those sites in an effort to improve our gross margin. During the fourth quarter of 2002, we ceased the wet products operations at our Exton and Malvern, PA facilities and transferred those operations to our wet products facility in Pliezhausen, Germany. On March 17, 2003, we sold our Wet Products business to SCP Global Technologies, a leading wet processing equipment provider. The transaction involved the transfer of certain subsidiaries, assets and intellectual property related to the Wet Products Division. As part of the transaction, we will retain the rights to all future royalty and settlement payments under agreements with Dainippon Screen Manufacturing Co., Ltd.

     Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels, remaining ABP 16 costs in our inventories and costs associated with the introduction of new products.

     Research, Development and Engineering. Research, development and engineering expenses were $37.4 million, or 18.4% of net sales, for the year ended December 31, 2002, compared to $61.1 million, or 26.6% of net sales, for the year ended December 31, 2001. The decrease in research, development and engineering expenses in 2002 was primarily due to the reduction of personnel and associated costs, more selective research and development project funding, and various cost control measures as a result of post-merger product rationalization efforts that resulted in reduction in expenses for professional fees, outside services, licenses, and engineering materials. Our major research, development and engineering effort in 2002 was focused on the development of a new generation of 300 mm RTP tools.

     Selling, General and Administrative. Selling, general and administrative expenses were $86.2 million, or 42.4% of net sales, for the year ended December 31, 2002, compared with $110.8 million, or 48.1% of net sales, for the year ended December 31, 2001. The decrease in selling, general and administrative expenses is primarily due to reduction in personnel and related expenses, lower bonus pay-outs, fewer buildings, lower utilities, lower sales commissions, lower outside services, lower professional fees, lower repair & maintenance, and lower travel expenses.

     Amortization of Goodwill and Intangibles. Upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill. We continued to amortize the identified intangibles, and the amortization expense during 2002 was $6.6 million. In 2001, we recorded amortization expense of $33.5 million.

     Restructuring and Other Charges. In the third and fourth quarters of 2002, we performed assessments of the carrying values of our long-lived assets to be held and used, including other intangible assets and property and equipment. The assessment was performed pursuant to SFAS No. 144 as a result of continuing deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the RTP products and certain wet products, and revised projected cash flows for these products in the future. As a result of these assessments, we recorded a charge of $11.6 million to reduce the carrying value of intangible assets, other long term assets and property and equipment, as it was determined that the carrying amount of these assets exceeded the estimated future cash flows from the use of these assets. The charge of $11.6 million recorded includes $6.5 million for impaired and abandoned property and equipment, $4.4 million for write off of intangible assets for developed technology resulting from our Concept Systems acquisition and our Wet business, and $0.7 million for impairment of other long term assets.

     Interest and Other Income, Net. Interest expense of $1.7 million during 2002 was primarily related to interest on our notes payable to SES. Interest income of $2.4 million primarily resulted from the investment of our cash balances during the year. We also had net other income of $11.9 million which primarily included DNS settlement payments of $15.0 million offset by approximately $2.0 million foreign exchange loss. In 2001, interest expense of $3.0 million was primarily related to interest on our notes payable to SES. Interest income of $4.4 million resulted from the investment of our cash balances during the year. We also had other income of $3.7 million which included losses on sales of fixed assets of $2.3 million and the remainder was due to foreign exchange gains.

     Provision for Income Taxes. We recorded a tax benefit of approximately $0.1 million for the year ended December 31, 2002, compared to a tax benefit of $19.0 million for the year ended December 31, 2001. The tax benefit recorded in 2001 resulted from the release of the deferred tax liability recorded in conjunction with the purchase of the STEAG Semiconductor Division and CFM. FASB Statement No. 109 requires that a deferred tax liability be recorded to offset the tax impact of non-deductible, identifiable intangible assets recorded as part of purchase accounting. The deferred tax liability decreases proportionally to any amortization or write-down of the identifiable intangibles. The tax benefit recorded in 2002 is a result of amortization of the identifiable intangibles acquired in 2001 and the receipt of a federal tax refund. These benefits were offset by tax expense related to foreign operations. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance, we have provided a full valuation allowance against our net deferred tax asset at December 31, 2002, as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realization of our deferred tax assets on a quarterly basis.

Years Ended December 31, 2001 and 2000

    Net Sales. Our net sales for the year ended December 31, 2001 were $230.1 million, compared to net sales of $180.6 million for the year ended December 31, 2000. We estimated that on a pro forma basis for the year ended December 31, 2000, assuming that we had acquired the STEAG Semiconductor Division and CFM on January 1, 2000, the combined company would have had net sales of $372.7 million, so that net sales in the year 2001 would reflect a decrease of 38.3% from 2000. Net sales decreased in 2001 primarily due to the economic downturn in the semiconductor industry and also due to the timing effects of revenue recognition, where the time-lag between product shipment and customer acceptance can exceed one year. A significant proportion of products shipped during fiscal 2001 and 2000 from our Thermal and Wet product divisions (operations acquired from the STEAG Semiconductor Division and CFM) resulted in deferred revenue in accordance with our revenue recognition policy, due to the complexities of the equipment shipped and the associated acceptance clauses.

    Gross Margin. Gross margin for the year ended December 31, 2001 was 2.3%, a decrease from gross margin of 48.4% for the year ended December 31, 2000. The decrease in gross margin in 2001 was due to several factors. Our costs were adversely affected by the under absorption of our production facilities, leading to manufacturing overhead inefficiencies. We had excess production capacity as a result of the drop in sales and bookings, combined with our acquisition of additional production capacity in Germany and Exton, PA as a result of the merger. Our gross margin in 2001 was also adversely affected by the write-up of inventory acquired in the merger to fair value, as required by Accounting Principles Board Opinion No. 16 "Business Combinations", in the amount of $13.8 million, or 6.0 percent of net sales. In addition, our gross margin in 2001 was adversely affected by increased provisions for excess inventories that we believed would not be used based on our bookings or forecasted levels of sales, in the amount of $26.4 million, or 11.5 percent of net sales. This provision largely covered inventories for RTP and wet products that were acquired in the merger.

    Research, Development and Engineering. Research, development and engineering expenses were $61.1 million, or 26.6% of net sales, for the year ended December 31, 2001, compared to $28.5 million, or 15.8% of net sales, for the year ended December 31, 2000. The increase in absolute dollars in 2001 was due to additional personnel and spending resulting from the merger. The increase in research, development and engineering expense as a percentage of net sales in 2001 compared to 2000 was primarily attributable to decreased sales in 2001. During 2001, major efforts were made with regard to the improvement of our product line of 300 mm tools and the processes they are capable of running. Improvement of the reliability of the tools was a focal point for engineering in fiscal 2001.

     Selling, General and Administrative. Selling, general and administrative expenses were $110.8 million, or 48.1% of net sales, for the year ended December 31, 2001, compared with $54.5 million, or 30.1% of net sales, for the year ended December 31, 2000. The increase in absolute dollars in 2001 was due to additional personnel and spending added by the merger. Also in 2001, the Company incurred $8.1 million of severance charges and $6.9 million of bad debt charges recorded in selling, general and administrative expenses. The increase in selling, general and administrative expenses as a percentage of net sales in 2001 compared to 2000 was primarily attributable to decreased net sales in 2001 and the severance charge.

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

     Amortization of Goodwill and Intangibles. Goodwill and intangibles represent the purchase price of the STEAG Semiconductor Division and CFM in excess of identified tangible assets. In connection with the merger, effective January 1, 2001, we recorded $207.3 million of goodwill and intangible assets, which were being amortized on a straight-line basis over three to seven years. We recorded amortization expense of $33.5 million for the year 2001. Upon adoption of SFAS 142 on January 1, 2002, goodwill is no longer amortized; only the identified intangibles continue to be amortized.

     Impairment of Long-Lived Assets and other charges. In 2001, an independent third party performed assessments of the carrying values of our long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with our acquisitions of the STEAG Semiconductor Division and CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the RTP products and certain wet products acquired in the merger, and revised projected cash flows for these products in the future. As a result of these assessments, we recorded a charge of $145.4 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows.

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

   Provision for Income Taxes. We recorded a tax benefit of $19.0 million for the year ended December 31, 2001 compared to a tax provision of $1.1 million for the year ended December 31, 2000. The tax benefit recorded in 2001, resulted from the release of the deferred tax liability recorded in conjunction with the purchase of the STEAG Semiconductor Division and CFM. FASB Statement No. 109 requires that a deferred tax liability be recorded to offset the tax impact of non-deductible identifiable intangible assets recorded as part of purchase accounting. The deferred tax liability decreases proportionally to any amortization or write-down of the identifiable intangibles. We recognized a provision for income taxes at an effective tax rate of 10% during 2000, as we were able to recognize certain benefits from our prior operating losses. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance, we provided a full valuation allowance against our net deferred tax asset at December 31, 2001, as the future realization of the tax benefit is not sufficiently assured.

Quarterly Results of Operations

   The following table sets forth our unaudited consolidated statements of operations data for each of the eight quarterly periods ended December 31, 2002. This information should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Conclusions about our future results should not be drawn from the operating results for any quarter.


                                                                             Quarter Ended (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                            APR 1,      JUL 1,      SEP 30,     DEC 31,    MAR 31,    JUN 30,    SEP 29,    DEC 31,
                                             2001       2001         2001        2001       2002        2002      2002       2002
                                           --------    --------    --------    --------    -------    -------    -------    -------
CONSOLIDATED STATEMENT
  OF OPERATIONS
Net sales                                  $ 73,499    $ 71,355    $ 36,643    $ 48,652   $ 46,205    $47,263    $60,808    $49,244
Cost of sales                                50,327      56,190      56,697      61,554     38,786     37,810     47,307     39,160
                                           --------    --------   ---------    --------   --------   --------   --------    -------
Gross profit (loss)                          23,172      15,165     (20,054)    (12,902)     7,419      9,453      3,501     10,084
                                           --------    --------   ---------    --------   --------   --------   --------    -------
Operating expenses:
  Research, development and
    engineering                              18,901      16,108      12,734      13,371      9,564      9,348     10,003      8,480
  Selling, general and administrative        31,874      23,458      26,196      29,257     22,097     21,098     22,058     20,965
  In-process research and development        10,100           -           -           -          -          -          -          -
  Amortization of goodwill and intangibles   10,399       9,624       8,730       4,704      1,687      1,687      1,687      1,530
  Restructuring and other charges                 -           -           -           -          -          -      6,171     11,136
  Impairment of long-lived assets and
    other charges                                 -           -     127,684      22,982          -          -          -          -
                                           --------    --------   ---------    --------   --------   --------   --------    -------
    Total operating expenses                 71,274      49,190     175,344      70,314     33,348     32,133     39,919     42,111
                                           --------    --------   ---------    --------   --------   --------   --------    -------
Loss from operations                        (48,102)    (34,025)   (195,398)    (83,216)   (25,929)   (22,680)   (26,418)   (32,027)
Interest and other income (expense), net        488       1,307       2,309         912          1     (2,005)    15,728     (1,088)
                                           --------    --------   ---------    --------   --------   --------   --------    -------
Loss before provision (benefit) for         (47,614)    (32,718)   (193,089)    (82,304)   (25,928)   (24,685)   (10,690)   (33,115)
   income taxes
Provision (benefit) for income taxes          2,012         397      (6,231)    (15,168)      (151)      (162)     1,346     (1,180)
                                           --------    --------   ---------    --------   --------   --------   --------    -------
Net loss                                   $(49,626)   $(33,115)  $(186,858)   $(67,136)  $(25,777)  $(24,523)  $(12,036)  $(31,935)
                                           ========    ========   =========    ========   ========   ========   ========   ========
Net loss per share:
  Basic and diluted                        $ (1.36)    $ (0.90)    $ (5.05)    $ (1.81)   $ (0.70)   $ (0.58)   $ (0.27)   $ (0.71)
Shares used in computing
  loss per share:
  Basic and diluted                         36,613      36,804      36,985      37,013     37,079     42,315     44,696     44,753




Liquidity and Capital Resources

($ in 000s)                                   2002        2001         2000
                                            -------     -------      -------
Cash flows from operating activities       $(10,900)    $(32,276)   $ (53,109)

Cash flows from investing activities          4,964      63,266      (56,463)

Cash flows from investing activities         20,247      9,620      126,105

Net increase in cash and cash equivalents    23,822      30,626       16,466


     Our cash and cash equivalents (excluding restricted cash) and short-term investments were $87.9 million at December 31, 2002, an increase of $18.1 million from $69.8 million held as of December 31, 2001. Stockholders' equity at December 31, 2002 was approximately $106.1 million.

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG ("SES") upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining
6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million.

     On July 2, 2002, we timely retired two obligations, of $26.9 million and
10.2 million EUROS, including accrued interest thereon, and made payments in full to SES in the total amount of approximately $37.7 million.

    Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.6 million at December 31, 2002), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. We have given a corporate guarantee for this credit facility. At December 31, 2002, there were no borrowings under this credit facility.

     On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit was due to expire on March 27, 2003, but has been extended for an interim period until April 27, 2003, while the credit line covenants are being modified to reflect changes in our business. The line of credit is expected to be extended thereafter. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio and minimum tangible net worth, and meeting minimum revenue targets. At December 31, 2002, we were in compliance with the covenants and there were no borrowings under this credit line.

     On June 24, 2002, we entered into a settlement agreement and a cross license agreement with DNS under which DNS agreed to pay us a total of $75 million, relating to past damages, partial reimbursement of attorney's fee and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, as follows: $27.0 million in 2002, $24.0 million in 2003, and thereafter $6.0 million each year from 2004 through 2007.

     The royalty obligations of DNS would cease if all four patents that had been the subject of the lawsuit were to be held invalid by a court. Royalties payable under the cross license agreement total a minimum of $30 million and a maximum $60 million. Once total royalty payments equal $30 million, the minimum royalties no longer apply. No further royalties are payable once total payments reach $60 million. As of December 31, 2002, we had received payments aggregating $27.0 million ($24.3 million, net, after deducting 10% Japanese withholding tax) from DNS under the terms of the settlement agreement.

     As of December 31, 2002, we have non-cancelable operating lease commitments of $38.0 million, as follows:

                                               (In thousands)

            2003......................            $ 7,362
            2004......................              4,225
            2005......................              3,344
            2006......................              2,928
            2007......................              2,133
            Thereafter................             17,970
                                                  -------
                                                  $37,962
                                                  =======

     The above table excludes annual rental commitment for the building leased in February 2003, in the amounts of $0.2 million, $1.0 million, $1.1 million, $1.2 million and $0.4 million for 2003, 2004, 2005, 2006 and 2007, respectively, aggregating to $3.9 million.

     We have made loans to certain current and former executive officers, in an aggregate amount of approximately $670,000. Additionally, we made loans to a (now former) executive officer and board member in an aggregate amount of approximately $3.1 million. These loans are described in Note 13.

     Net cash used in operating activities was $10.9 million for the year ended December 31, 2002 and $32.3 million for the year ended December 31, 2001. The net cash used in operations in 2002 was primarily attributable to net losses of $94.3 million, a decrease in deferred revenue of $43.9 million, a decrease in accrued liabilities of $8.1 million, and deferred taxes of $4.3 million. These uses of cash were offset by the decreases in inventories and inventories - delivered systems of $41.2 million, decreases in accounts receivable and advance billings of $49.1 million, and a non-cash impairment of long-lived assets and other charges of $16.0 million.

     The net cash used in operations in 2001, of $32.3 million, was primarily attributable to the net loss of $336.7 million and a decrease in accrued liabilities of $25.4 million and accrued payables of $20.7 million. These uses of cash were offset by non-cash impairment of long-lived assets and other charges of $150.7 million and depreciation and amortization of goodwill and intangibles of $33.5 million, an increase in deferred revenue of $95.9 million, a decrease in accounts receivable of $50.4 million, inventory valuation charges of $26.4 million and acquired in-process research and development charges of $10.1 million.

     The net cash used in operations in 2000, of $53.1 million, was primarily attributable to the net income of $1.5 million, an increase in restricted cash of $32.0 million, deferred taxes of $6.4 million, an increase in accounts receivable of $39.6 million, an increase in inventories of $30.1 million, and an increase in prepaid expenses and other assets of $6.7 million, offset by the cumulative effect of a change in accounting principle of $8.1 million, non-cash depreciation and amortization of $4.5 million, an increase in deferred revenue of $31.3 million, an increase in accounts payable of $6.6 million and an increase in accrued liabilities of $11.4 million.

     Net cash provided by investing activities was $5.0 million for the year ended December 31, 2002, which consisted of the sale of $20.8 million of investments and proceeds from the sale of equipment of $3.7 million, offset by the purchase of $15.0 million of investments and $4.6 million of property and equipment.

     Net cash provided by investing activities in 2001 was $63.3 million, which consisted of the sale of $58.3 million of investments and cash acquired from the acquisition of the STEAG Semiconductor Division and CFM of $38.0 million, offset by the purchase of $17.2 million of property and equipment and $16.3 million of investments. Net cash used in investing activities in 2000 was $56.5 million, which consisted of the purchase of $59.4 million of investments and $9.0 million of property and equipment, offset by the sale of $12 million of investments.

     Net cash provided by financing activities was $20.2 million for the year ended December 31, 2002, primarily due to decrease in restricted cash of $26.2 million, and the net proceeds from the issuance of common stock of $34.9 million offset by the payment on notes payable of $38.8 million, and payment on a line of credit of $5.3 million.

     Net cash provided by financing activities was $9.6 million in 2001, primarily resulting from $9.0 million of borrowings against lines of credit, $3.6 million in proceeds from stock plans and $2.7 million of interest accrued on the notes payable to SES, offset by the repayment of $4.9 million against our line of credit. Net cash provided by financing activities was $126.1 million in 2000, primarily resulting from $122.8 million in net proceeds from the issuance of common stock and $6.4 million in proceeds from stock plans, offset by the repayment of $3.0 million against our line of credit.

     Based on current projections, we believe that our current cash and investment positions and available credit, together with cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance and cash generated by our operations. During 2002, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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


New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Since the provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS No. 146 will have no effect on our current financial condition or result of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption of FIN 45 on our results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. The statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on the consolidated financial statements.

Mergers, Acquisitions and Dispositions

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

     Under the Combination Agreement, we issued to STEAG Electronic Systems AG ("SES") 11,850,000 shares of common stock, valued at approximately $124 million as of the date of the amended Combination Agreement. We also paid SES $100,000 in cash, and reimbursed SES $3.3 million in acquisition related costs. We also assumed certain obligations of SES and STEAG AG, the parent company of SES, and assumed certain intercompany indebtedness and obligations owed by the acquired subsidiaries to SES which were settled by the issuance of 1.3 million shares to SES upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share of common stock in a private placement transaction, on April 30, 2002, and we made payment in full, on July 2, 2002, in the total amount of approximately $37.7 million, including accrued interest thereon. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of the STEAG Semiconductor Division are included in our consolidated statement of operations from the date of acquisition. The purchase price of this acquisition was $148.6 million, which included $6.2 million of direct acquisition related costs (including the amount reimbursed to SES). As a result of our acquisition of the STEAG Semiconductor Division, SES holds approximately 29.4% of our common stock and currently has two representatives on our board of directors.

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

     On March 17, 2003, we sold the portion of our business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the STEAG Semiconductor Division and CFM. As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned our principal Wet Business operations. We retained all the cash from the Wet Business entities, and we retained all rights to payments under the settlement and license agreements with DNS. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide. The initial purchase price paid to us by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price is subject to adjustment based on a number of things, including the net working capital of the Wet Business at closing, to be determined based on a pro forma post-closing balance sheet, and an earn-out payable to us, up to an aggregate maximum of $5 million, based upon sales by SCP of certain products to identified customers through December 31, 2004. We expect the purchase price adjustment based on the net working capital at closing to result in a payment to SCP, in an amount less than $1.0 million. We are obligated to (i) fund salary and severance costs relating to reductions in force to be implemented in Germany after the closing, (ii) assume certain real property leases relating to transferred facilities, subject to a sublease to SCP, (iii) reimburse SCP for future legal fees, up to a maximum of $1 million, in pending patent litigations, and (iv) reimburse SCP for amounts necessary to cover specified customer responsibilities. We expect to reserve approximately $14.0 million to $15.0 million to cover our potential liability under these items.

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

     Following the very strong year in 2000, the semiconductor industry is now, since 2001, in the midst of a significant and prolonged downturn, and we and other industry participants are experiencing lower bookings, significant push outs and cancellations of orders. The severity and duration of the downturn are unknown, but is impairing our ability to sell our systems and to operate profitably. If demand for semiconductor devices and our systems remains depressed for an extended period, it will seriously harm our business.

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we grew to be a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibited us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2002 and 2001, our net loss was $94.3 million and $336.7 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. The net loss in 2002 primarily reflected the impact of our continuing decline in net sales. Subsequent to December 31, 2002, we have sold the Wet Business to SCP, which business had originally been acquired as part of our acquisition of the STEAG Semiconductor Division and CFM. If our actions to date, including our recent sale to SCP of the Wet Business, are insufficient to effectively align our cost structure with prevailing market conditions we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

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

     In addition, many semiconductor manufacturers are continuing to forecast that revenues in the short-term will remain flat or lower than in previous high-demand years, and we believe that we may continue to see some customers experiencing cash flow problems. As a result, if customers are not successful generating sufficient revenue or securing alternative financing arrangements, we may be unable to close sales or collect accounts receivables from such customers or potential customers, and may be required to take additional reserves against our accounts receivables.

We Are Implementing New Financial Systems, and Will Need to Continue to Improve or Implement New Systems, Procedures and Controls.

     We are implementing new financial systems used in the consolidation of our financial results, in order to further automate processes and align the disparate systems used by our acquired businesses. The integration of the STEAG Semiconductor Division and CFM and their operational and financial systems and controls after the merger in 2001 placed a significant strain on our management information systems and our administrative, operational and financial resources, requiring us to improve our systems and implement new operational and financial systems, procedures and controls. Since that acquisition, we have been pursuing integration of the businesses, systems and controls of the three companies, as each business historically used a different financial system. We have recently implemented new financial systems to aid in the consolidation of our financial reporting operations. These financial systems are new and not yet fully operational, and we have not had extensive experience with them. We may encounter unexpected difficulties, costs or other challenges that make implementation and use of these systems more difficult or costly than expected, may cause the consolidation and reporting of our financial results to be more time-consuming than expected, and may require additional management resources than expected before they are fully implemented and operating smoothly. In addition, the sale of our Wet Business to SCP will continue to place a significant strain on our management information systems and our administrative, operational and financial resources as we separate out the Wet Business as a discontinued operation from our core businesses. Continued improvement or implementation of new systems, procedures and controls may be required, and could cause us to incur additional costs, and place further burdens on our management and internal resources.

If our new financial systems do not result in the expected improvements, or if we are unable to fully implement these systems, procedures and controls in a timely manner, our business could be harmed.

     In addition, as a result of new requirements proposed by the Securities and Exchange Commission, in response to the passage of the Sarbanes-Oxley Act of 2002, requiring annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors, we are currently reviewing our internal control procedures, and working with our auditors to implement any enhancements of such procedures, or further documentation of such procedures, that may be necessary. Any improvements in our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.

The Sale of Our Wet Business to SCP May Fail to Result in the Benefits We Anticipate, and May Cause Us to Incur Greater Costs Than Anticipated.

     We may not obtain the benefits we expect as a result of the sale of the Wet Business to SCP, such as greater strategic focus on our core businesses. Our agreement with SCP may require an adjustment to the initial purchase price, if the net working capital of the Wet Business after the sale is not within a specified range, and could result in a reduction of the purchase price to us. We expect the purchase price adjustment based on the net working capital at closing to result in a payment to SCP, in an amount less than $1.0 million. We have agreed with SCP to (i) fund salary and severance costs for certain reductions in force to be implemented in Germany after the closing, (ii) assume real property leases relating to our former Pliezhausen facilities, subject to a sublease of all or a portion of such facilities to SCP, (iii) pay legal fees up to a maximum of $1 million in connection with certain pending patent litigation, and (iv) reimburse SCP for amounts to cover specified arrangements and responsibilities with customers and other costs. We expect to record reserves in the aggregate amount of approximately $14.0 million to $15.0 million to cover our potential liability under these items. However, our actual costs and expenses could be greater or lesser than expected, and if greater, could materially adversely affect our results of operation in future periods.

     In addition, our consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had the Wet Business been a separate stand-alone entity during the periods presented. Therefore, we cannot predict with certainty what the effects of the divestiture might be on ongoing operations and results, and whether the expected cost savings will materialize, or whether the transaction may have a material effect on our financial position, results of operations or cash flows taken as a whole, or whether the transaction will contribute to our financial results differently from the investment community's expectations. Our divestiture of the Wet Business may also result in the cancellation of orders by customers who may be unhappy that we are discontinuing the product line, particularly if the customer has previously purchased wet processing products from us. We may lose future orders if customers are wary or unsure of our long-term plans, or become concerned that we will discontinue other product lines, or they elect to purchase products from suppliers that appear to have a broader product offering. Customers of our wet processing products may attempt to return the products if they fear that ongoing maintenance and support of the product will not be available.

     The divestiture may also prove more costly or difficult than expected, could cause us to lose key employees, and divert management attention and resources from our other core businesses, particularly over the next several quarters. In addition to the employees and facilities transferred to SCP as part of the divestiture, we are shutting down other facilities in the United States previously devoted largely to the Wet Business, and terminating additional employees not hired by SCP who had predominantly worked in the Wet Business. In order to achieve the desired cost savings from the divestiture, we will need to incur substantial restructuring costs, including severance costs associated with headcount reductions, and asset write-offs associated with manufacturing and facility closures. We may incur additional costs associated with the discontinued operations, and the dedication of management resources to the sale has distracted and may continue to distract attention from our remaining core businesses. We may incur additional costs associated with these activities, which could materially reduce our short term earnings.

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

Warranty Claims in Excess of Our Projections Could Seriously Harm Our Business.

     We offer a warranty on our products. The cost associated with our warranty is significant, and in the event our projections and estimates of this cost are inaccurate our financial performance could be seriously harmed. In addition, if we experienced product failures at an unexpectedly high level, our reputation in the marketplace could be damaged, customers may decline to place new or additional orders with us, and our business would suffer.

We May Need Additional Capital, Which May Not Be Available and Which Could Be Dilutive to Existing Stockholders.

     Based on current projections, we believe that our current cash and investments along with cash generated through operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management's projections are based on our ability to manage inventories and collect accounts receivable balances in this market downturn. If we are unable to manage our inventories or accounts receivable balances, or if we otherwise experience higher operating costs or lower revenue than we anticipate, we may be required to seek alternative sources of financing. We may need to raise additional funds in future periods through public or private financing or other sources to fund our operations. We may not be able to obtain adequate or favorable financing when needed. If we fail to raise capital when needed, we would be unable to continue operating our business as we plan, or at all. In addition, we may need to continue reducing costs, which could cause us to curtail research and development activities, resulting in a delay in new product introduction or enhancement. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. In addition, any future equity securities may have rights, preferences or privileges senior to our common stock. Furthermore, debt financing, if available, may involve restrictive covenants on our operations.

Accounting Guidance Under SAB 101 May Result in Wide Fluctuation in Our Revenue.

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

     o higher fixed costs due to increased levels of research and development costs; and

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

We Incurred Net Operating Losses for the Fiscal Years 1998, 1999, 2001 and 2002. We May Not Achieve or Maintain Profitability on an Annual Basis, and If We Do Not, We May Not Utilize Deferred Tax Assets.

         We incurred net losses of approximately $22.4 million for the year ended December 31, 1998, $0.8 million for the year ended December 31, 1999, $336.7 million for the year ended December 31, 2001 and $94.3 million for the year ended December 31, 2002. We expect to continue to incur significant research and development and selling, general and administrative expenses and may not return to profitability in 2003. We will need to generate significant increases in net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so. In addition, our ability to realize our deferred tax assets in future periods will depend on our ability to achieve and maintain profitability on an annual basis.

As a Result of the Industry Downturn, We Have Implemented Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel.

         In connection with our efforts to streamline operations, reduce costs and bring our staffing and structure in line with current demand for our products, during 2002 we restructured our organization and reduced our workforce by 257 positions. We have incurred costs of $3.4 million associated with the workforce reduction related to severance and other employee-related costs in 2002, and may incur further costs if additional restructuring is needed to right size our business further or bring our costs down to respond to continued industry and economic slowdowns. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. The effects of the restructuring may be further exacerbated by our sale of the Wet Business to SCP, which involved the transfer or termination of employment of our employees engaged in the Wet Business. In addition, the recent trading levels of our common stock have decreased the value of our stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile operations or stock prices. Continuity of personnel can be an important factor in the successful sales of our products and completion of our development projects in our ongoing core businesses, and ongoing turnover in our sales and research and development personnel could materially and adversely impact our sales, development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

         Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts by opening an office in China. Our sales to customers located in Taiwan, Japan, other Asian countries and recently China accounted for 47% of our total sales in 2002, 47% in 2001 and 54% in 2000. During 2001, Europe also emerged as an important region for our business. During 2002, 2001 and 2000, sales to customers in Europe accounted for 27%, 31% and 14%, respectively. Our international sales accounted for 74% of our total net sales in 2002, 78% in 2001 and 69% in 2000 and we anticipate international sales will continue to account for a significant portion of our future net sales. Because of our continuing dependence upon international sales, however, we are subject to a number of risks associated with international business activities, including:

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

         Our success will depend to a large extent upon the efforts and abilities of our executive officers, our current management and our technical staff, any of whom would be difficult to replace. We have had significant turnover among our executive officers and key employees, and several have recently joined us or have assumed new responsibilities at the company. The addition, reassignment or loss of key employees could limit or delay our ability to develop new products and adapt existing products to our customers' evolving requirements and result in lost sales and diversion of management resources.

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

         We had been litigating certain matters involving our Wet Business intellectual property, which has been sold to SCP. Although SCP has assumed the responsibility for these legal proceedings, we remain a party to these litigations, and we have agreed to reimburse SCP for the costs of such litigation up to the amount of $1 million.

We Might Face Intellectual Property Infringement Claims that May Be Costly to Resolve and Could Divert Management Attention Including the Potential for Patent Infringement Litigation as a Result of Our Increased Market Strength in RTP.

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

Future Sales of Shares by STEAG Could Adversely Affect the Market Price of Our Common Stock.

         There are approximately 44.9 million shares of our common stock outstanding as of December 31, 2002, of which approximately 13.2 million (or 29.4%) are held beneficially by STEAG. STEAG has agreed to restrictions on its ability to acquire additional shares of our stock, other than to maintain its percentage ownership in us, and from soliciting proxies and certain other standstill restrictions in connection with voting shares of our common stock, for a period of five years after its acquisition of the stock. STEAG may sell these shares in the public markets from time to time, subject to certain limitations on the timing, amount and method of such sales imposed by SEC regulations, and STEAG has the right to require us to register for resale all or a portion of the shares they hold. If STEAG were to sell a large number of shares, the market price of our common stock could decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.

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

The Effect of Terrorism, the War in Iraq, and Political Instability Could Harm our Results of Operation.

         The threat of terrorism targeted at the regions of the world in which we do business, including the United States, increases the uncertainty in our markets and may delay any recovery in the general economy. Any delay in the recovery of the economy and the semiconductor industry could seriously impact our business. Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the terrorist attacks, and the effects of war in Iraq, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed.



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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of December 31, 2002.
                                             Fair Value
                                            December 31,
                                                2002
                                           --------------
                                           (In thousands)
     Assets
        Cash and cash equivalents            $ 87,879
          Average interest rate                 1.47%
        Restricted cash                      $  1,105
          Average interest rate                 0.66%

Foreign Currency Risk

       We are primarily a US Dollar functional currency entity. We transact business in various foreign countries and employ a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with the Japanese Yen, Korean Won, Singapore Dollar and Taiwan Dollar. Our subsidiaries in Germany are EURO functional currency entities and they also employ foreign currency hedging programs, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with the US Dollar and Japanese Yen. The goal of the hedging program is to lock in exchange rates to minimize the impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of December 31, 2002 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                     Average      Estimated
                                      Notional       Contract       Fair
                                       Amount         Rate          Value
                                     ----------     ---------     ---------
                                (In thousands, except for average contract rate)

Foreign currency forward sell
  exchange contracts:

   Mattson Technology Inc.
    (US Dollar equivalent amount)
      Japanese Yen                     $  1,827      120.46          $ 1,858

   Mattson Thermal Products GmbH
    (Euro equivalent amount)
      U.S. Dollar                    EUR  5,828        0.98       EUR  5,434
      Japanese Yen                   EUR  2,748      117.41       EUR  2,722

   Mattson Wet Products GmbH
     (Euro equivalent amount)
       U.S. Dollar                   EUR  9,810        0.98       EUR  9,126


     The local currency is the functional currency for all our foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. To neutralize its US operation's exposure to exchange rate volatility, the Company keeps EUROS in a foreign currency bank account. The balance of this bank account was 5.0 million EUROS at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........    41

Consolidated Statements of Operations for the years ended December 31,
   2002, 2001 and 2000 .................................................    42

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2002, 2001 and 2000....................................     43

Consolidated Statements of Cash Flows for the years ended December 31,
   2002, 2001 and 2000.................................................     44

Notes to Consolidated Financial Statements ...........................      45

Report of Independent Accountants ....................................      68

Financial Statement Schedules:

    Schedule II ........................................................    78

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            As of December 31,
                                                                        -------------------------
                                                                          2002             2001
                                                                        ---------       ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                             $  87,879       $  64,057
  Restricted cash                                                           1,105          27,300
  Short-term investments                                                        -           5,785
  Accounts receivable, net of allowance for doubtful accounts
     of $10,552 and $12,473 in 2002 and 2001, respectively                 34,834          38,664
  Advance billings                                                         27,195          61,874
  Inventories                                                              50,826          65,987
  Inventories - delivered systems                                          47,444          74,002
  Prepaid expenses and other current assets                                13,676          18,321
                                                                        ---------       ---------
       Total current assets                                               262,959         355,990
Property and equipment                                                     18,855          33,508
Goodwill                                                                   12,675           9,851
Intangibles                                                                15,254          30,765
Other assets                                                                2,416           2,591
                                                                        ---------       ---------
                                                                        $ 312,159       $ 432,705
                                                                        =========       =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - STEAG Electroic Systems AG, a shareholder             $       -       $  44,613
  Current portion of long-term debt                                             -             289
  Line of credit                                                                -           4,589
  Accounts payable                                                         14,346          14,175
  Accrued liabilities                                                      77,795          78,459
  Deferred revenue                                                        108,698         136,580
  Deferred income taxes                                                         -           3,241
                                                                        ---------       ---------
       Total current liabilities                                          200,839         281,946
                                                                        ---------       ---------
Long-term liabilities:
  Long-term debt                                                                -           1,001
  Deferred income taxes                                                     5,215           8,020
                                                                        ---------       ---------
       Total long-term liabilities                                          5,215           9,021
                                                                        ---------       ---------
       Total liabilities                                                  206,054         290,967
                                                                        ---------       ---------
Commitments and contingencies (Note 15)
Stockholders' equity:
  Common Stock, par value $0.001, 120,000 authorized shares;                   45              37
     45,232 shares issued and 44,857 shares outstanding in 2002;
     37,406 shares issued and 37,032 shares outstanding in 2001
  Additional paid-in capital                                              542,482         497,536
  Accumulated other comprehensive income (loss)                             7,131          (6,553)
  Treasury stock, 375 shares in 2002 and 2001 at cost                      (2,987)         (2,987)
  Accumulated deficit                                                    (440,566)       (346,295)
                                                                        ---------       ---------
       Total stockholders' equity                                         106,105         141,738
                                                                        ---------       ---------
                                                                        $ 312,159       $ 432,705
                                                                        =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Year Ended December 31,
                                                                      -----------------------------------------
                                                                         2002            2001            2000
                                                                      ---------       ---------       ---------
Net sales                                                             $ 203,520       $ 230,149       $ 180,630
Cost of sales                                                           163,063         224,768          93,123
                                                                      ---------       ---------       ---------
  Gross profit                                                           40,457           5,381          87,507
                                                                      ---------       ---------       ---------
Operating expenses:
  Research, development and engineering                                  37,395          61,114          28,540
  Selling, general and administrative                                    86,218         110,785          54,508
  Acquired in-process research and development                             --            10,100            --
  Amortization of goodwill and intangibles                                6,591          33,457            --
  Restructuring and other charges                                        17,307            --              --
  Impairment of long-lived assets and other charges                        --           150,666            --
                                                                      ---------       ---------       ---------
     Total operating expenses                                           147,511         366,122          83,048
                                                                      ---------       ---------       ---------
Income (loss) from operations                                          (107,054)       (360,741)          4,459
Interest expense                                                         (1,660)         (2,989)            (55)
Interest income                                                           2,380           4,354           6,251
Other income                                                             11,916           3,651              32
                                                                      ---------       ---------       ---------
Income (loss) before provision (benefit) for income taxes
  and cumulative effect of change in accounting principle               (94,418)       (355,725)         10,687
Provision (benefit) for income taxes                                       (147)        (18,990)          1,068
                                                                      ---------       ---------       ---------
Income (loss) before cumulative effect of
  change in accounting principle                                        (94,271)       (336,735)          9,619
Cumulative effect of change in accounting principle,
   net of tax                                                              --              --            (8,080)
                                                                      ---------       ---------       ---------
Net income (loss)                                                     $ (94,271)      $(336,735)      $   1,539
                                                                      =========       =========       =========
Income (loss) per share before cumulative
  effect of a change in accounting principle:
     Basic                                                            $   (2.23)      $   (9.14)      $    0.50
     Diluted                                                          $   (2.23)      $   (9.14)      $    0.45
Cumulative effect of change in accounting principle
     Basic                                                            $    --         $    --         $   (0.42)
     Diluted                                                          $    --         $    --         $   (0.38)
     Net income (loss) per share:
         Basic                                                        $   (2.23)      $   (9.14)      $    0.08
         Diluted                                                      $   (2.23)      $   (9.14)      $    0.07
     Shares used in computing net income (loss) per share:
         Basic                                                           42,239          36,854          19,300
         Diluted                                                         42,239          36,854          21,116


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            Accumulated
                                              Common Stock                     Other      Treasury Stock
                                            ----------------   Additional  Comprehensive  --------------
                                                                Paid-In       Income                         Accumulated
                                            Shares    Amount    Capital       (Loss)     Shares   Amount      Deficit      Total
                                            -------   ------    -------      -------     ------  --------    ---------    --------
 Balance at December 31, 1999                16,591    $ 16    $ 66,280      $ (191)      (375)  $(2,987)    $ (11,099)   $ 52,019
    Components of comprehensive
      income (loss):
        Net income                                -      -            -           -          -         -         1,539       1,539
        Cumulative translation
         adjustments                              -      -            -         (67)         -         -             -         (67)
        Unrealized gain on
         investments                              -      -            -          77          -         -             -          77
                                                                                                                          --------
        Comprehensive income                      -      -            -           -          -         -             -       1,549
                                                                                                                          --------
    Exercise of stock options                   652      1        3,506           -          -         -             -       3,507
    Shares issued under employee
      stock purchase plan                       482      -        2,848           -          -         -             -       2,848
    Income tax benefits realized
      from activity in employee
      stock plans                                 -      -        3,454           -          -         -             -       3,454
    Issuance of Common Stock,
      net of offering costs                   3,090      3      122,747           -          -         -             -     122,750
                                            -------   ------    -------      -------     -----    ------      --------    --------
    Balance at December 31, 2000             20,815     20      198,835        (181)      (375)   (2,987)      (9,560)     186,127
    Components of comprehensive loss:
      Net loss                                   -       -            -            -         -         -     (336,735)    (336,735)
      Cumulative translation
       adjustments                               -       -            -      (6,463)         -         -             -      (6,463)
      Increase in minimum pension
       liability                                 -       -            -          36          -         -             -          36
      Unrealized loss on investments             -       -            -         (61)         -         -             -         (61)
      Accumulated derivative gain                -       -            -         116          -         -             -         116
                                                                                                                          --------
       Comprehensive loss                        -       -            -           -          -         -             -    (343,107)
                                                                                                                          --------
    Exercise of stock options                   362      1        2,418           -          -         -             -       2,419
    Shares issued to Concept
     shareholder                                 20      -            -           -          -         -             -           -
    Shares issued to STEAG shareholders      11,850     12      124,176           -          -         -             -     124,188
    Shares issued to CFM shareholders         4,234      4      170,614           -          -         -             -     170,618
    Shares issued under employee stock
       purchase plan                            125      -        1,161           -          -         -             -       1,161
    Income tax benefits realized  from
      activity in employee stock plans           -       -          332           -          -         -             -         332
                                            -------   -----     -------     -------      -----    ------      --------    --------
    Balance at December 31, 2001             37,406     37      497,536      (6,553)      (375)   (2,987)     (346,295)    141,738
    Components of comprehensive loss:
       Net loss                                                                                                (94,271)    (94,271)
      Cumulative translation
       adjustments                               -       -            -      13,570          -         -             -      13,570
      Unrealized loss on investments             -       -            -        (103)         -         -             -        (103)
      Accumulated derivative gain                -       -            -         217          -         -             -         217
                                                                                                                          --------
       Comprehensive loss                        -       -            -           -          -         -             -     (80,587)
                                                                                                                          --------
    Private placement, net of
      offering costs                          6,124      7       34,855           -          -         -             -      34,862
    Shares issued for conversion
      of STEAG notes                          1,300      1        8,139           -          -         -             -       8,140
    Exercise of stock options                   114      -          596           -          -         -             -         596
    Shares issued under employee stock                   -
       purchase plan                            288      -        1,224           -          -         -             -       1,224
    Issuance of options to non-employees         -       -          132           -          -         -             -         132
                                            -------   -----    --------     -------       -----  -------     ---------    --------
    Balance at December 31, 2002             45,232   $  45    $542,482     $ 7,131       (375)  $(2,987)    $(440,566)   $106,105
                                            =======   =====    ========     =======       =====  =======     =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                              -----------------------------------------
                                                                                 2002            2001            2000
                                                                              ---------       ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                           $ (94,271)      $(336,735)      $   1,539
  Adjustments  to reconcile  net income (loss) to net cash
  used in operating activities:
     Cumulative effect of accounting change, net of tax                              --              --           8,080
     Depreciation                                                                10,632          16,611           4,535
     Deferred taxes                                                              (4,322)        (19,673)         (6,413)
     Provision for allowance for doubtful accounts                                  482           6,850              --
     Inventory valuation charges                                                 14,303          26,418              --
     Amortization of goodwill and intangibles                                     6,592          33,457              --
     Impairment of long-lived assets and other charges                           11,598         150,666              --
     Loss on disposal of fixed assets                                             1,268           2,256             113
     Acquired  in-process  research and  development                                 --          10,100              --
     Income tax benefit realized from activity in employee stock plans              132             332           3,454
     Changes in assets and liabilities:
       Restricted cash                                                               --           4,695         (31,995)
       Accounts receivable                                                        8,320          50,360         (39,629)
       Advance billings                                                          40,783         (21,170)             --
       Inventories                                                                5,263          56,638         (30,059)
       Inventories - delivered systems                                           35,936         (62,474)             --
       Prepaid expenses and other current assets                                  2,550          (3,180)         (6,664)
       Other assets                                                               2,163           2,695          (5,402)
       Accounts payable                                                            (282)        (20,656)          6,597
       Accrued liabilities                                                       (8,131)        (25,357)         11,419
       Deferred Revenue                                                         (43,916)         95,891          31,316
                                                                              ---------       ---------       ---------
Net cash used in operating activities                                           (10,900)        (32,276)        (53,109)
                                                                              ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                                            (4,557)        (17,209)         (9,041)
  Proceeds from the sale of equipment                                             3,716             486              --
  Purchases of available for sale investments                                   (14,962)        (16,314)        (59,406)
  Proceeds from the sale and maturity of  available for sale investments         20,767          58,257          11,984
  Net cash acquired from acquisitions                                                --          38,046              --
                                                                              ---------       ---------       ---------
Net cash provided by (used in) investing activities                               4,964          63,266         (56,463)
                                                                              ---------       ---------       ---------
Cash flows from financing activities:
  Restricted cash                                                                26,195              --              --
  Payment on line of credit                                                      (5,341)         (4,888)         (3,000)
  Borrowings against line of credit                                                 194           9,043              --
  Payment on STEAG notes payable                                                (38,775)           (805)             --
  Change in interest accrual on STEAG note                                        1,292           2,690              --
  Proceeds  from the issuance of Common Stock, net of offering costs             34,862              --         122,750
  Proceeds from stock plans                                                       1,820           3,580           6,355
                                                                              ---------       ---------       ---------
Net cash provided by financing activities                                        20,247           9,620         126,105
                                                                              ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                      9,511          (9,984)            (67)
                                                                              ---------       ---------       ---------
Net increase in cash and cash equivalents                                        23,822          30,626          16,466
Cash and cash equivalents, beginning of year                                     64,057          33,431          16,965
                                                                              ---------       ---------       ---------
Cash and cash equivalents, end of year                                        $  87,879       $  64,057       $  33,431
                                                                              =========       =========       =========
Supplemental disclosures:
  Cash paid for interest                                                      $   1,313       $     805       $      55
  Cash paid for income taxes                                                  $   2,478       $     545       $   5,337
  Common stock issued for acquisition of STEAG Semiconductor division         $      --       $ 124,188       $      --
  Common stock issued for acquisition of CFM                                  $      --       $ 170,618       $      --
  Common stock issued for STEAG note conversion                               $   8,140       $      --       $      --
  Non-cash adjustment to goodwill and intangibles                             $   9,697       $  14,003       $     216

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

     The Company has refocused its business on core technologies in dry strip and rapid thermal processing, and accordingly in line with that focus, on February 12, 2003, the Company announced the signing of a definitive agreement to sell its Wet Products Division to SCP Global Technologies, a leading wet processing equipment provider. The transaction was completed on March 17, 2003. The transaction involves the transfer of certain subsidiaries, assets and intellectual property related to the Wet Products Division. As part of the transaction, the Company will retain the rights to all future royalty and settlement payments under agreements with Dainippon Screen Manufacturing Co., Ltd.

Risks and Uncertainties

     Based on current projections, the Company believes that its current cash and investment positions together with cash provided by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The Company's operating plans are based on and require that the Company reduce its operating losses, control expenses, manage inventories, and collect accounts receivable balances. In the current semiconductor market downturn, the Company is exposed to a number of challenges and risks, including delays in payments of accounts receivable by customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause excess inventory and underutilized manufacturing capacity. If the Company is not able to significantly reduce its present operating losses over the upcoming quarters, the operating losses could adversely affect cash and working capital balances, and the Company may be required to seek additional sources of financing through public or private financing, or other sources, to fund operations. The Company may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm the business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders would be reduced, and these equity securities may have rights, preferences or privileges senior to the common stock. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on the Company's operations and financial condition.

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

Revenue Recognition

     Mattson derives revenue from two primary sources - equipment sales and spare part sales. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company previously recognized revenue from the sales of its products generally at the time of shipment of the product. Effective January 1, 2000, the Company accounts for equipment sales as follows: 1) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products, and for all sales of wet surface preparation products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, the Company recognizes revenue on a multiple element approach in which it bifurcates a sale transaction into two separate elements based on objective evidence of fair value of the individual elements. The two elements are the tool and the installation of the tool. Under this approach, the portion of the invoice price that is due upon final customer acceptance of the tool, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of RTP products through the Company's distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract. Equipment that has been delivered to customers but has not been accepted is classified as "Inventories - delivered systems" in the accompanying consolidated balance sheets. Receivables for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets. Deferred revenue was $108.7 million as of December 31, 2002 and $136.6 million as of December 31, 2001. These amounts represent equipment that was shipped for which amounts were billed per the contractual terms but have not been recognized as revenue in accordance with SAB 101.

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

Restricted Cash

   At December 31, 2002, the Company had $1.1 million of restricted cash of which $0.5 million is collateral for the Company's corporate credit card, and $0.6 million is pledged as deposits for leases in Germany. At December 31, 2001, the Company had $27.3 million of restricted cash invested in certificates of deposit. This restricted cash collateralizes the $26.9 million secured promissory note issued to STEAG Electronic Systems AG, in connection with the January 1, 2001 acquisition of certain subsidiaries of STEAG Electronic Systems AG (see Note 3), and additionally collateralizes $0.4 million of the Company's corporate credit card.

Investments

     Generally, the Company's investments primarily consist of commercial paper and U.S. Treasury securities. The Company categorizes its investments in commercial paper and U.S. Treasury securities as available-for-sale. The investments are reported at fair market value, in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair value of the Company's investments, if any, is determined based on the quoted market prices at the reporting date for those instruments. Investments with a contractual maturity of one year or less are classified as short-term. At December 31, 2002 and 2001, the Company did not have any long-term investments.

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

   The Company's trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the United States, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts when a customer is unable to meet its financial obligations as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. During the year ended December 31, 2002, the Company did not provide for any additional allowance for doubtful accounts receivable, as the current level is deemed appropriate by management to provide for potential uncollectible accounts. In 2002, three customers, Samsung, Infineon, and UMC each accounted for more than 10% of the Company's revenue, accounting for approximately 12%, 11% and 11%, respectively. At December 31, 2002, two customers, Infineon and UMC, accounted for more than 10% of the Company's accounts receivables, accounting for 17% and 14%, respectively.

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

     Due to the changing market conditions, prolonged economic downturn since 2001 and estimated future requirements, inventory valuation charges of approximately $14.3 million were recorded in 2002. In 2001, inventory valuation charges of approximately $26.4 million were recorded that largely related to inventories for RTP and Omni products that were acquired in the merger with the Steag Semiconductor Division and CFM. As of December 31, 2002, 2001 and 2000, the allowance for excess and obsolete inventory was approximately $49.7 million, $48.0 million and $6.8 million respectively.


Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $10.5 million, $16.6 million, and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset retirement or disposal are included in other income in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.


Goodwill and Intangibles

     In connection with its merger with the semiconductor equipment division of STEAG Electronics Systems AG and CFM Technologies, Inc., effective January 1, 2001, the Company recorded $207.3 million of goodwill and intangible assets which were being amortized on a straight-line basis over three to seven years. Those goodwill and intangible assets reflected the purchase price of the STEAG Semiconductor Division and CFM, in excess of identified net tangible assets. Intangible assets were comprised of purchased technology and workforce and are presented at cost, net of accumulated amortization. The intangible asset for workforce was reclassified as goodwill upon adoption of SFAS 141 on January 1, 2002. The Company continues to amortize other intangible assets for developed technology. Amortization expense was $6.6 million, $33.5 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company assesses the realizability of goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142 and SFAS No. 144. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company reviews the recoverability of long-lived assets based upon its estimate of the future undiscounted cash flows to be generated by the long-lived assets and reserves for impairment whenever such estimated future cash flows indicate that the carrying amount of the assets may not be fully recoverable. During the year ended December 31, 2002, the Company recorded an aggregate impairment loss of $6.1 million for intangible assets, property and equipment and other long-term assets relating to the Company's wet operation as it was determined that the carrying amount of these assets exceeded the estimated future cash flows from the use of these assets.

Warranty

     The warranty offered by the Company on its systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales when the revenue is recognized.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual, for the year ended December 31, 2002:

    (in thousands)                                               Year Ended
                                                                December 31,
                                                                    2002
                                                                -----------
    Balance at beginning of period                                $ 19,936
    Accrual for warranties issued during the period                  5,715
    Changes in liability related to pre-existing warranties            413
    Settlements made during the period                              (9,578)
                                                                ----------
    Balance at end of period                                      $ 16,486
                                                                ==========

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price of stock options equals the market price of the underlying stock at the date of option grant. The Company adopted the disclosure provisions of SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company's results of operations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148 and does not anticipate early adopting SFAS No. 123.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                 Year Ended December 31,
                                         -------------------------------------
                                            2002         2001           2000
                                         ---------     ---------      --------
                                        (in thousands, except per share amounts)

Net income (loss):
  As reported                            $ (94,271)    $(336,735)     $ 1,539
  Amortization of compensation expense      (7,233)      (10,589)      (3,530)
                                         ---------     ---------      -------
  Pro forma                              $(101,504)    $(347,324)     $(1,991)
                                         =========     =========      =======
Diluted net income/(loss) per share:
  As reported                               $(2.23)       $(9.14)      $ 0.07
  Pro forma                                 $(2.40)       $(9.42)      $(0.09)

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

     The Company uses forward foreign exchange contracts primarily to hedge the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by its Japanese subsidiary, and third party non functional currency accounts receivable for its German Thermal and Wet divisions. All forward foreign exchange contracts employed by the Company are short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risks that would otherwise result from changes in currency exchange rates. All foreign currency contracts are marked-to-market and gains and losses on forward foreign exchange contracts are deferred and recognized in the accompanying consolidated statements of operations when the related transactions being hedged are recognized. Gains and losses on unhedged foreign currency transactions are recognized as incurred. While the Company does record foreign exchange gains or losses related to transactions and revaluations, in ordinary course of business, to date, there are no significant losses as of December 31, 2002 for open forward exchange contracts.

       The following table provides information as of December 31, 2002 about the Company and its subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                     Average      Estimated
                                      Notional       Contract       Fair
                                       Amount         Rate          Value
                                     ----------     ---------     ---------
                                (In thousands, except for average contract rate)

Foreign currency forward sell
  exchange contracts:

   Mattson Technology Inc.
    (US Dollar equivalent amount)
      Japanese Yen                     $  1,827      120.46          $ 1,858

   Mattson Thermal Products GmbH
    (Euro equivalent amount)
      U.S. Dollar                    EUR  5,828        0.98       EUR  5,434
      Japanese Yen                   EUR  2,748      117.41       EUR  2,722

   Mattson Wet Products GmbH
     (Euro equivalent amount)
       U.S. Dollar                   EUR  9,810        0.98       EUR  9,126


     The local currency is the functional currency for all our foreign sales operations. The Company's exposure to foreign currency risk has increased as a result of our global expansion of business. To neutralize the exposure of its US operations to exchange rate volatility, the Company keeps EUROS in a foreign currency bank account. The balance of this bank account was 5.0 million EUROS at December 31, 2002.

Comprehensive Income

    The Company's comprehensive income includes net loss, foreign currency translation adjustments, increase in minimum pension liability, derivative gains and losses and unrealized gains and losses on investments and is presented in the statement of stockholders' equity. At December 31, 2002, the accumulated other comprehensive income was $7.1 million, primarily consisting of $6.8 million currency translation adjustment gains.

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

New Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Since the provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS No. 146 will have no effect on our current financial condition or result of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is still assessing the effects, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies". FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption of FIN 45 on our results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. The statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on the consolidated financial statements.


Reclassifications

     Certain amounts in prior years have been reclassified to conform with the current year presentation to comply with the provisions of SFAS 142.

2. BALANCE SHEET DETAIL
                                                      As of December 31,
                                                    ----------------------
                                                      2002          2001
                                                    --------      --------
                                                        (in thousands)
INVENTORIES:
  Purchased parts and raw materials                 $ 27,085      $ 31,321
  Work-in-process                                     20,492        25,480
  Finished goods                                       3,249         4,406
  Evaluation systems                                       -         4,780
                                                    --------      --------
                                                    $ 50,826      $ 65,987
                                                    ========      ========
PROPERTY AND EQUIPMENT, NET:
  Land and buildings                                $  2,746      $  4,419
  Machinery and equipment                             35,705        39,042
  Furniture and fixtures                              22,346        15,685
  Leasehold improvements                               5,735         7,655
                                                    --------      --------
                                                      66,532        66,801
  Less: accumulated depreciation                     (47,677)      (33,293)
                                                    --------      --------
                                                    $ 18,855      $ 33,508
                                                    ========      ========
ACCRUED LIABILITIES:
  Warranty and installation                         $ 16,486      $ 19,936
  Accrued compensation and benefits                   11,140        10,320
  Income taxes                                         5,797         5,165
  Commissions                                          2,273         2,765
  Customer deposits                                      893           686
  Other                                               41,206        39,587
                                                    --------      --------
                                                    $ 77,795      $ 78,459
                                                    ========      ========

3. ACQUISITIONS

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

     The Company reimbursed SES $3.3 million in acquisition related costs, in April 2001. The Company also agreed to grant options to purchase 850,000 shares of common stock to employees of the STEAG Semiconductor Division subsequent to the closing of the transaction, which is not included in the purchase price of the STEAG Semiconductor Division. As part of the acquisition transaction, the Company, SES, and Mr. Mattson (the then chief executive officer and approximately 17.7% stockholder of the Company, based on shares outstanding immediately prior to the acquisition) entered into a Stockholder Agreement dated December 15, 2000, as amended on November 5, 2001, providing for, among other things, the election of two persons designated by SES to the Company's board of directors, SES rights to maintain its pro rata share of the outstanding Company common stock and participate in future stock issuances by the Company, and registration rights in favor of SES. At December 31, 2002, SES held approximately 29.4% of the Company's common stock, and currently has two representatives on the Company's board of directors.

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

     At the acquisition date, the technologies under development were approximately 60 percent complete based on engineering man hours and technological progress. Due to market conditions the Hybrid tool project has been redefined as the Kronos II project. As redefined, the project was expected to reach beta stage in mid-2003.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects were based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     During 2001, the Company performed assessments of the carrying value of its long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of the STEAG Semiconductor Division. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $3.5 million to reduce the carrying value of certain intangible assets associated with the acquisition of the STEAG Semiconductor Division based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $1.0 million to reduce certain property and equipment purchased from the STEAG Semiconductor Division to zero as there were no future cash flows expected from these assets. These charges of $4.5 million relating to the STEAG Semiconductor Division were recorded as impairment of long-lived assets and other charges in the third and fourth quarters of 2001.

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

     At the acquisition date, CFM was conducting design, development, engineering and testing activities associated with the O3Di (Ozonated Water Module). The project was completed in August 2002, and represents next-generation technology that had been expected to address emerging market demands for more effective, lower cost, and safer resist and organics residue removal processes. CFM had spent approximately $0.2 million on the in-process project prior to the merger, and since the completion of the merger the Company spent approximately an additional $60,000 to complete the project. The Company discontinued this as a regular product and has subsequently sold this portion of its business to SCP Global Technologies, Inc. on March 17, 2003.

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

     Aggregate revenues for the developmental CFM product were estimated for the five to seven years following introduction, assuming the successful completion and market acceptance of the major research and development programs. At the time of acquisition, the estimated revenues for the in-process project was expected to peak within two years of acquisition and then decline sharply as other new products and technologies are expected to enter the market. This project was merged into the Kronos II project, expected to be beta tested in mid-2003. The Company has subsequently sold this portion of its business to SCP Global Technologies, Inc. on March 17, 2003.

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

     During 2001, the Company performed assessments of the carrying value of the long-lived assets to be held and used including goodwill, other intangible assets and property and equipment recorded in connection with its acquisition of CFM. The assessment was performed pursuant to SFAS No. 121 as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Omni products acquired in the merger and revised projected cash flows for these products in the future. As a result of this assessment, the Company recorded a charge of $134.6 million during 2001 to reduce the carrying value of goodwill, and other intangible assets, associated with the acquisition of CFM based on the amount by which the carrying value of these assets exceeded their fair value. Fair value was determined based on valuations performed by an independent third party. In addition, the Company recorded a charge of $5.8 million to reduce certain property and equipment purchased from CFM to zero as there were no future cash flows expected from these assets. The total charge of $140.4 million relating to CFM has been recorded as impairment of long-lived assets and other charges in the third and fourth quarters of 2001.

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

                                         Year Ended
                                       DEC. 31, 2000
                                        (unaudited)
                                       -------------
    Net sales                            $ 372,708

    Net loss                             $(141,397)

    Net loss per share                     $ (3.80)

     At December 31, 2002, pursuant to SFAS No. 144, the Company performed assessments of the fair value of the long-lived assets including other intangible assets and property and equipment for its Wet business recorded in connection with its acquisition of the STEAG Semiconductor Division and CFM. As a result of this assessment, which included an appraisal obtained from an independent third party, the Company recorded an aggregate impairment charge of $6.1 million during 2002 to reduce the carrying value of other intangible assets by $3.1 million, other long-term assets by $0.7 million, and property and equipment by $2.3 million on the amount by which the carrying value of these assets exceeded their fair value.


4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

                                                       December 31, 2002                     December 31, 2001
                                            ---------------------------------     ---------------------------------
                                              Gross                     Net         Gross                     Net
                                            Carrying   Accumulated   Carrying     Carrying   Accumulated   Carrying
                                             Amount    Amortization   Amount       Amount    Amortization   Amount
                                            --------   ------------  --------     --------   ------------  --------

    Goodwill                                $12,675      $     -     $12,675      $ 12,610     $(2,759)    $ 9,851
    Other intangible assets                       -            -           -         5,126        (570)      4,556
    Developed technology                     24,994       (9,740)     15,254        31,997      (5,788)     26,209
                                            -------      -------     -------      --------     -------     -------
    Total goodwill and intangible assets    $37,669      $(9,740)    $27,929      $ 49,733     $(9,117)    $40,616
                                            =======      =======     =======      ========     =======     =======

Amortization expense related to intangible assets was as follows (in thousands):

                                                   For the Year Ended
                                               ---------------------------
                                               December 31,   December 31,
                                                   2002           2001
                                               -----------    ------------
    Goodwill amortization                        $     -        $13,384
    Other intangible assets amortization               -          7,285
    Developed technology amortization              6,591         12,788
                                                 -------        -------
    Total amortization                           $ 6,591        $33,457
                                                 =======        =======

     In accordance with SFAS 142, the Company performed a transitional goodwill impairment test in the first quarter of the year ended December 31, 2002 and determined that goodwill was not impaired. Additionally, the Company performed an annual goodwill impairment test as of December 31, 2002 and determined that goodwill was not impaired.

     The intangible asset for workforce was reclassified as goodwill upon adoption of SFAS 141 on January 1, 2002. The Company continues to amortize for developed technology intangible assets. Amortization expense for developed technology and other intangible assets was $6.6 million and $20.1 million for the years ended December 31, 2002 and 2001, respectively.

     In the third quarter of the year ended December 31, 2002, the Company wrote-off the intangible assets for developed technology related to the Epi product line and recorded a $1.3 million impairment charge, which is included in non-recurring, restructuring and other charges.

     In the fourth quarter of the year ended December 31, 2002, the Company recorded a $3.1 million impairment charge for the intangible assets for developed technology relating to the Company's wet operation as it was determined that the carrying amount of the asset exceeded the estimated future cash flows to be derived from the use of the asset.

     Net loss for 2001, on an adjusted basis, excluding goodwill amortization expense, would have been as follows (unaudited, in thousands, except per share data):
                                                       For the Year Ended
                                                  ---------------------------
                                                  December 31,    December 31,
                                                      2002            2001
                                                  -----------     -----------
    Net loss, as reported                          $ (94,271)      $(186,069)
    Add: goodwill amortization                             -          20,669
                                                   ---------       ---------
    Net loss -- as adjusted                        $ (94,271)      $(165,400)
                                                   =========       =========

    Basic and diluted loss per share, as reported    $ (2.23)        $ (5.05)
    Add: goodwill amortization                             -            0.56
                                                     -------         -------
    Basic and diluted loss per share--as adjusted    $ (2.23)        $ (4.49)
                                                     =======         =======


5. RESTRUCTURING AND OTHER CHARGES

     During 2002, in response to the continued slow-down in capital spending by semiconductor manufacturers, and to better align the Company with current industry conditions and its business strategy, the Company took cost reduction actions and recorded $17.3 million of restructuring and other charges related to property and equipment, leased facilities, personnel and an intangible asset.

     The following table summarizes the restructuring charges and related activity for the year ended December 31, 2002 (in thousands):

                                                                                  Liability as of
                                             Total     Non-cash    Cash Payments   December 31,
                                            Charges     Charges       in 2002          2002
                                           ---------   ---------   ------------   --------------
    Workforce reduction                     $ 3,371    $      -      $ (1,064)        $ 2,307
    Consolidation of excess facilities        2,338           -          (282)          2,056
    Impairment of fixed assets                6,531      (6,531)            -               -
    Impairment of intangible assets           4,363      (4,363)            -               -
    Impairment of other long-term assets        704        (704)            -               -
                                           --------    --------      --------         -------
          Total                            $ 17,307    $(11,598)     $ (1,346)        $ 4,363
                                           ========    ========      ========         =======

     The following paragraphs describe in more detail the components of the non-recurring, restructuring and other charges.

     Workforce reduction

     In September 2002, the Company reduced the workforce at its Fremont, California location by approximately 30 employees, primarily in connection with the reorganization of the EPI and CVD product lines and consolidation of RTP operations into the Company's Dornstadt, Germany facility. The Company also implemented a reduction in force that affected employees at its Malvern, Pennsylvania location, where approximately 65 individuals were notified in August 2002 that their employment would cease on various dates from October 29, 2002 through April 1, 2003 in connection with the planned shutdown of the Company's Malvern facilities. Severance and related employee benefit costs related to the reduction in force at both locations amounted to $1.0 million, which have been or will be paid at the time of their separation. During the fourth quarter of 2002, approximately 52 individual's employment ceased at the Malvern, Pennsylvania location. Additionally, in December 2002, the Company further reduced the workforce by approximately 80 employees, at its locations in California, Germany, UK, France and Italy, and recorded a charge of $2.4 million. The Company anticipates that the accrued liability at December 31, 2002 of $2.3 million will be paid out in the next three to six months.

     In fiscal 2001, the Company recorded a charge of $8.1 million for severance. The charge was included in selling, general, and administrative expense and was related to the termination of 466 employees. During 2001, $2.6 million was paid for severance and at December 31, 2001 the remaining severance accrual was $5.5 million.

     Consolidation of excess facilities

     The Company incurred a $2.3 million restructuring charge in 2002 for four excess leased facilities located in Pennsylvania, as well as several other excess leased facilities in the US and overseas. The remaining lease obligations on vacated facilities that are non-cancellable, net of the income from subleasing these facilities, are estimated to be approximately $2.4 million. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.
The Company anticipates that the accrued liability at December 31, 2002 of $2.1 million will be paid out in the next two to three years.

     Impairment of fixed assets

     During the third quarter of 2002, restructuring costs related to abandoned property and equipment amounted to $1.7 million, which represented the net book value of fixed assets as of September 29, 2002 relating to the reorganization of the EPI and CVD product lines and consolidation of RTP development operations into the Company's Dornstadt, Germany facility. The fixed assets included in the restructuring charges were removed from service prior to September 29, 2002. During the fourth quarter of 2002, restructuring costs related to abandoned property and equipment amounted to $2.5 million, which represented the write off of fixed assets related to discontinued projects in the Company's Epi and wet surface preparation product lines. Additionally, the Company performed an assessment of the carrying amount of property and equipment for its Wet business, and recorded an impairment charge of $2.3 million.

     Impairment of intangible assets

     During the third quarter of 2002, the Company wrote off an intangible asset with a remaining net book value of $1.3 million as of September 29, 2002, for developed technology resulting from the Company's Concept Systems acquisition in 1998. This developed technology specifically related to the Company's Epi product line, which was reorganized during September 2002. Additionally, in the fourth quarter of 2002, the Company performed an assessment of the carrying value of intangible assets for its Wet business and as a result of this assessment, recorded a charge of $3.1 million.

     Impairment of other long-term assets

     In the fourth quarter of 2002, the Company performed an assessment of the carrying value of other long term assets for its Wet business and as a result of this assessment, recorded a charge of $0.7 million.

     During 2001, in connection with its acquisitions of the STEAG Semiconductor Division and CFM, the Company, after performing an assessment of the carrying value of the long-lived assets recorded a charge of $145.4 million to reduce goodwill, intangible assets and property and equipment based on the amount by which the carrying value of the assets exceeded their fair value. This was as a result of deteriorated market conditions in the semiconductor industry in general, a reduced demand specifically for the Thermal and wet surface preparation products acquired in the Merger and revised projected cash flows for these products in the future.

6. DEBT

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.6 million at December 31, 2002), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. The Company has given a corporate guarantee for this credit facility. At December 31, 2002, there were no borrowings under this credit facility.

     On March 29, 2002 the Company entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The line of credit was due to expire on March 27, 2003, but has been extended for an interim period until April 27, 2003, while the credit line covenants are being modified to reflect changes in the Company's business. The line of credit is expected to be extended thereafter. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio and minimum tangible net worth, and meeting minimum revenue targets. At December 31, 2002, the Company was in compliance with the covenants and there were no borrowings under this credit line.


7. PRIVATE PLACEMENT

     On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million. Steag Electronic Systems AG holds approximately 29.4% of the Company's common stock.


8. DNS PATENT INFRINGEMENT SUIT SETTLEMENT

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

        Fiscal Year Ending              DNS
          December 31,               Payments
        ------------------           --------
                                    (in thousands)

                2002                  $27,000
                2003                   24,000
                2004                    6,000
                2005                    6,000
                2006                    6,000
                2007                    6,000
                                      -------
               Total                  $75,000
                                      =======

     As of December 31, 2002, the Company received payments aggregating $27.0 million from DNS under the terms of the settlement agreement.

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to Mattson are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in the income statement on a straight-line basis over the license term. During 2002, the Company recognized approximately $6.3 million of royalty income.


9. CAPITAL STOCK

     Mattson's authorized capital stock consists of 120,000,000 shares of common stock of which 44,481,983 were issued and 44,856,783 were outstanding at December 31, 2002, and 2,000,000 shares of preferred stock, none of which were outstanding at December 31, 2002.

Common Stock

     On March 8, 2000 the Company completed its secondary public offering of 3,000,000 shares of its common stock. The public offering price was $42.50 per share. On March 16, 2000, the underwriters exercised a right to purchase an additional 90,000 shares to cover over-allotments. The net proceeds of the offering were $122.8 million.

     On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG ("SES") upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining
6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million.

Stock Option Plan

   In September 1989, the Company adopted an incentive and non-statutory stock option plan under which a total of 10,475,000 shares of common stock have been reserved for issuance. Options granted under this Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter. At December 31, 2002, approximately 5.8 million shares were available for grant under future options.

   A summary of the status of the Company's stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                                                        Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                          2002                  2001                    2000
                                                 ----------------------  --------------------   ---------------------
                                                            Weighted-               Weighted-              Weighted-
                                                             Average                Average                 Average
                                                             Exercise               Exercise                Exercise
Activity                                          Shares      Price       Shares     Price       Shares      Price
--------                                         --------   ---------    --------   --------    --------   ---------
Outstanding at beginning of year                   5,680     $12.77       2,824      $12.44       3,143      $ 7.57
Granted                                            1,674       5.36       3,299       10.67         625       28.36
CFM options assumed                                    -          -         927       18.99          -           -
Exercised                                           (114)      5.20        (362)       6.51        (663)       5.84
Forfeited                                         (1,458)     11.41      (1,008)      13.69        (281)       8.99
                                                  ------                 ------                  ------
Outstanding at end of year                         5,782      11.11       5,680       12.77       2,824       12.44
                                                  ======                 ======                  ======
Exercisable at end of year                         2,773      14.10       2,259       14.47       1,279        7.91
                                                  ======                 ======                  ======
Weighted-average fair value per option granted                3.70                     7.32                   19.65

     The weighted average fair value of options granted under the option plan was approximately $5.36 in 2002.

   The following table summarizes information about stock options outstanding at December 31, 2002 (amounts in thousands except exercise price and contractual life):
                             Options Outstanding            Options Exercisable
                      ---------------------------------   ----------------------
                                 Weighted-    Weighted-               Weighted-
                                  Average      Average                 Average
   Range of                     Contractual   Exercise                 Exercise
   Exercise Prices     Number      Life        Price       Number       Price
   ---------------    --------  ---------     --------    -------     ---------
   $  1.69 - $  6.00    1,022       7.5       $  3.58        434       $  5.14
   $  6.04 - $  7.06      975       8.5       $  6.92        189       $  7.03
   $  7.13 - $  9.38    1,008       7.4       $  8.14        356       $  8.62
   $  9.80 - $ 10.44    1,147       7.8       $ 10.43        570       $ 10.42
   $ 10.50 - $ 19.50    1,189       6.5       $ 15.38        835       $ 15.59
   $ 19.81 - $ 69.20      441       5.6       $ 34.81        389       $ 34.76
                      -------     ------      -------     ------       -------
                        5,782       7.4       $ 11.11      2,773       $ 14.10
                      =======     ======      =======     ======       =======


   Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions:
                                          2002       2001       2000
                                        -------    -------    -------

   Expected dividend yield                   -           -          -
   Expected stock price volatility          93%        89%        85%
   Risk-free interest rate                 3.6%       6.0%       6.0%
   Expected life of options             2 years    2 years    2 years


Employee Stock Purchase Plan

   In August 1994, the Company adopted an employee stock purchase plan ("Purchase Plan") under which 3,975,000 shares of common stock have been reserved for issuance. The Purchase Plan is administered generally over offering periods of 24 months, with each offering period divided into four consecutive six-month purchase periods beginning May 1 and November 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower. At December 31, 2002, approximately 2.7 million shares were available in the Plan.

   The weighted average fair value on the grant date of rights granted under the employee stock purchase plan was approximately $2.85 in 2002, $5.92 in 2001, and $3.15 in 2000. Shares sold under the Purchase Plan were approximately 411,460 in 2002.

   Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

                                          2002       2001       2000
                                        -------    -------    -------
    Expected dividend yield                   -         -           -
    Expected stock price volatility         93%        89%         85%
    Risk-free interest rate                3.6%       6.0%        6.0%
    Expected life of options            2 years    2 years     2 years


10. INCOME TAXES

   The components of income (loss) before provision for income taxes are as follows:
                                                     Year Ended December 31,
                                              ---------------------------------
                                                 2002        2001       2000
                                              ---------   ---------   ---------
                                                        (in thousands)

Domestic income (loss)                        $(79,767)   $(266,719)   $ 10,946
Foreign income (loss)                          (14,651)     (89,006)       (259)
                                              --------    ---------    --------
Income (loss) before provision
  for income taxes and cumulative effect
  of change in accounting principle           $(94,418)   $(355,725)   $ 10,687
                                              ========    =========    ========


   The provision (benefit) for income taxes consists of the following:

                                                     Year Ended December 31,
                                              ---------------------------------
                                                 2002        2001       2000
                                              ---------   ---------   ---------
                                                        (in thousands)
    Current:
      Federal                                 $ (1,136)     $   -       $ 6,709
      State                                        201         129          549
      Foreign                                    5,110       2,782          223
                                              --------     --------    --------
    Total current                                4,175       2,911        7,481
                                              --------     --------    --------
    Deferred:
      Federal                                   (4,322)     (19,163)     (5,452)
      State                                          -       (2,738)       (961)
                                              --------     --------    --------
    Total deferred                              (4,322)     (21,901)     (6,413)
                                              --------     --------    --------
    Provision (benefit) for income taxes        $ (147)    $(18,990)    $ 1,068
                                              ========     ========    ========

Deferred tax assets are comprised of the following:
                                                         As of December 31,
                                                     -------------------------
                                                        2002            2001
                                                     ---------       ---------
                                                           (in thousands)
    Reserves not currently deductible                $  25,489       $  34,615
    Deferred revenue                                     6,672          18,310
    Depreciation                                         6,636           6,276
    Net operating loss carryforwards                   108,535          54,759
    Tax credit carryforwards                            12,535           7,874
    Other                                                1,482           1,113
                                                     ---------       ---------
    Total net deferred taxes                           161,349         122,947
    Deferred tax assets valuation allowance           (161,349)       (122,947)
                                                     ---------       ---------
       Net deferred tax asset                                -               -
                                                     ---------       ---------
    Deferred tax liability - acquired intangibles       (5,215)        (11,261)
                                                     ---------       ---------
      Total deferred tax asset/(liability)           $  (5,215)      $ (11,261)
                                                     =========       =========

   The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:
                                                     Year Ended December 31,
                                             -----------------------------------
                                                2002         2001         2000
                                             ---------    ----------    --------
                                                        (in thousands)
  Provision (benefit) at statutory rate      $ (33,046)   $(124,504)   $  3,740
  State taxes, net of federal benefit           (2,578)      (9,711)        436
  Foreign earnings taxed at different rates     (3,357)      (2,011)          -
  Benefit of foreign sales corporation               -            -      (1,272)
  Current unbenefitted losses                   26,079       37,935           -
  Non-deductible amortization and
    impairment charge                                -       37,471           -
  Research and development tax credits               -            -      (1,151)
  Foreign tax credits                           (1,968)           -           -
  Deferred tax asset valuation allowance        12,323       41,834        (950)
  Other                                          2,400           (4)        265
                                             ---------   ----------    --------
          Total provision for income taxes   $    (147)  $  (18,990)   $  1,068
                                             =========   ==========    ========

     The valuation allowance at December 31, 2002 and 2001 is attributable to federal and state deferred tax assets, as well as foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets. At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $240 million which will expire at various dates through 2022. The Company also has approximately $80 million foreign net operating loss carryforwards in Germany, in addition to the federal net operating loss carryforwards, that are unlimited and do not have any expiration date. Approximately $44 million of the deferred tax asset was acquired by the Company as a result of its acquisitions of the STEAG Semiconductor Division, CFM and Concept Systems Design, Inc. and, if realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition first before reducing the tax provision. The federal and state net operating losses acquired from the STEAG Semiconductor Division, CFM and Concept are also subject to change in control limitations. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards which can be utilized. Approximately $0.8 million of the valuation allowance is related to stock option deductions which, if realized, will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

11. EMPLOYEE BENEFIT PLANS

     The Company has a retirement/savings plan (the "Plan"), which is qualified under section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 2002, 2001, and 2000 the Company made matching contributions of $920,000, $1,171,000, $663,000, respectively.

     One of the Company's entities in Germany has a pension plan that is established in accordance with certain German laws. Benefits are determined based upon retirement age and years of service with the Company. The plan is not funded and there are no plan assets. The Company makes payments to the plan when distributions to participants are required. The accumulated benefit obligation acquired under the pension plan on January 1, 2001 (date of acquisition) was $640,000. Pension expense for the year 2002 and 2001 was $46,000 and $32,000, respectively. At December 31, 2002, the accumulated benefit obligation was $701,000.

12. NET INCOME (LOSS) PER SHARE

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
                                                      Year Ended December 31,
                                               ---------------------------------
                                                  2002        2001        2000
                                               ---------   ----------   --------
BASIC NET INCOME (LOSS) PER SHARE:
  Income available to common stockholders      $ (94,271)  $ (336,735)   $ 1,539
                                               ---------   ----------   --------
  Weighted average common shares outstanding      42,239       36,854     19,300
                                               ---------   ----------   --------
  Basic earnings (loss) per share                $ (2.23)     $ (9.14)    $ 0.08
                                               =========   ==========   ========
DILUTED NET INCOME (LOSS) PER SHARE:
  Income available to common stockholders      $ (94,271)  $ (336,735)   $ 1,539
                                               ---------   ----------   --------
  Weighted average common shares outstanding      42,239       36,854     19,300
  Diluted potential common shares
    from stock options                                 -            -      1,816
                                               ---------   ----------   --------
  Weighted average common shares and
    dilutive potential common shares              42,239       36,854     21,116
                                               ---------   ----------   --------
  Diluted net income (loss) per share            $ (2.23)     $ (9.14)    $ 0.07
                                               =========   ==========   ========

      Total stock options outstanding at December 31, 2002 of 5,819,233, at December 31, 2001 of 1,889,248, and at December 31, 2000 of 480,637 were excluded from the computations of diluted net income (loss) per share because of their anti-dilutive effect on earnings (loss) per share.

13. RELATED PARTY TRANSACTIONS

     The Company has outstanding three loans to Brad Mattson, who was formerly a director and the Chief Executive Officer of the Company. Mr. Mattson resigned as an officer in October 2001 and resigned as a director in November 2002. In the second quarter of 2000, the Company extended a loan to Mr. Mattson in the principal amount of $200,000, with interest payable at 6% per annum. The loan was originally due in the first quarter of 2001, but was subsequently extended to December 31, 2002. Mr. Mattson is currently in default on the repayment of this loan. In April 2002, the Company extended a loan to Mr. Mattson in the principal amount of $700,000. This loan did not bear interest and was due and payable on August 31, 2002. Mr. Mattson has partially repaid this loan in the amount of $200,000, and is currently in default as to the balance. On July 3, 2002, the Company extended an additional loan to Brad Mattson in the principal amount of $2,600,647. The interest rate on this loan is the greater of the prime rate plus 125 basis points, or that interest rate that would have been charged under margin agreement the borrower had previously maintained with Prudential Securities. The loan is secured by a pledge of shares of stock of the Company, and was due and payable on December 31, 2002. In late December 2002, the Company entered into a Forbearance Agreement with Mr. Mattson in which the Company agreed to forbear from taking legal action provided that Mr. Mattson repays the loan in quarterly installments, with final payment due December 31, 2003. Mr. Mattson has acknowledged the amounts due, and has indicated his intention to repay them as soon as practicable. The Company intends to pursue the collection of the loan balances.

     In April 2002, the Company extended a loan to Diane Mattson, a shareholder, in the principal amount of $700,000. The loan did not bear interest and was due and payable on August 31, 2002. On July 3, 2002, the Company issued an additional loan to Ms. Mattson in the principal amount of $1,141,058. The Company and Ms. Mattson subsequently agreed to consolidate her loans, such that she owed the Company $1,841,058 under the terms of the July 3, 2002 loan. The interest rate on this loan is the greater of the prime rate plus 125 basis points, or that interest rate that would have been charged under margin agreement the borrower had previously maintained with Prudential Securities. The loan is secured by a pledge of shares of stock of the Company, and was originally due and payable on December 31, 2002. In November 2002, Ms. Mattson repaid $90,000 on the loan. Ms. Mattson and the Company subsequently agreed to payment terms under which her loan is payable in quarterly installments beginning June 30, 2003 with final payment due June 30, 2004.

     During the past four years, the Company had extended three loans to David Dutton, the Company's Chief Executive Officer. As of December 31, 2002 and 2001, the total principal balance owed on these loans was $170,000. Mr. Dutton paid his loan balances in full in February 2003. The three loans had originated as follows. In the fourth quarter of 1998, the Company extended a two-year loan to Mr. Dutton in the principal amount of $100,000, bearing interest at 6% per annum. The loan was secured by approximately 32,000 shares of the Company's common stock. During the second quarter of 2000, the Company extended a second loan to Mr. Dutton in the principal amount of $50,000, also bearing interest at 6% per annum. Repayment of the second loan was originally due in the first quarter of 2001. During the third quarter of 2001, the Company extended a note to Mr. Dutton in the amount of $20,000, again bearing interest at 6% per annum, payable on December 31, 2002. In the fourth quarter of 2001, the Company extended the maturity date on the first two loans to December 31, 2002.

     During the third quarter of 2000, the Company extended a loan to Mr. Morita, formerly Executive Vice President, Global Business Operations, in the principal amount of $300,000, bearing interest at 6% per annum. As of December 31, 2001 and 2000, principal balance owed on the loan was $300,000. The repayment of the loan, originally due in the first quarter of 2001, was extended to December 31, 2002. Mr. Morita is currently in default in repayment of the loan. He has acknowledged the amount due and indicated his intention to repay it as soon as practicable.

     At December 31, 2002, the Company had loans receivable from other employees of approximately $253,000 in aggregate. The interest rates on these loans range from 5.5% to 6%. The loans are due in 2003.

     On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG ("SES") upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. SES holds approximately 29.4% of the Company's common stock, which it obtained pursuant to the Combination Agreement in conjunction with the Company's acquisition of eleven subsidiaries constituting the STEAG Semiconductor Division (see Note 3). Pursuant to a Stockholder Agreement entered into in connection with that acquisition transaction, Dr. Jochen Melchior and Dr. Hans-Georg Betz were elected to the Company's Board of Directors as designees of SES.

     On November 5, 2001, the Company and SES amended the Combination Agreement and the Stockholder Agreement between them. The Amendment to the Stockholder Agreement eliminated restrictions on future dispositions of Company common stock by SES. The Amendment to the Combination Agreement provided for, among other things, the amendment of the secured promissory note previously issued to SES in connection with the acquisition transaction, extending the maturity date and capitalizing accrued interest, and provided for the issuance of a second, secured promissory note in lieu of payment of profits owed to SES attributable to two of the acquired subsidiaries, as required under the Combination Agreement. As discussed in Note 3, the Company paid SES approximately $37.7 million on July 2, 2002, in full settlement of its obligations under these promissory notes.

     The Company purchases certain inventory parts from a supplier company, R.F. Services. In April 2001, the Company completed the acquisition of 97% of the outstanding shares of R.F. Services, Inc. for a cash price of approximately $928,800 (including acquisition-related costs of $41,500). Brad Mattson, a former member of the Company's board of directors and the Company's former Chief Executive Officer, owned a majority of the outstanding shares of R.F. Services, Inc. and served as a director of that corporation. Net purchases prior to the acquisition in 2001 were $868,000, and net purchases during 2000 and 1999 were $1,161,000 and $680,000, respectively.

     The Company entered into a consulting agreement with Shigeru Nakayama, a member of its Board of Directors, on August 10, 2000. Under his consulting agreement, Mr. Nakayama was to receive $10,000 per month and an option to purchase 6,000 shares of Company common stock per year, in exchange for consulting services regarding the integration of the Company's operations in Japan. In May 2001, the Company made payments of $90,000 to Mr. Nakayama for consulting services performed from August 2000 to April 2001. Mr. Nakayama's consulting services were discontinued from May 2001.

     In fiscal year 2001, the Company paid approximately $988,000 to STEAG Electronic Systems AG ("SES") in connection with the purchase of services or supplies pursuant to several transitional services agreements with SES, under which SES agreed to provide specified payroll, communications, accounting information and intellectual property administration services to certain German subsidiaries of the Company. In addition, in fiscal 2001, the Company purchased approximately $3.7 million of manufacturing and assembly services pursuant to a manufacturing supply contract with a company affiliated with SES. During 2002, the Company did not purchase any services from SES.

     The Company paid Alliant Partners, a technology merger and acquisition advisory firm, a fee of $300,000 for rendering an opinion as to the fairness from a financial point of view to Mattson's stockholders of the consideration to be provided by Mattson in connection with the acquisition of the STEAG Semiconductor Division and CFM. The Company also agreed to pay Alliant Partners a success fee of $2,000,000 upon the closing of the transactions. This payment was made in January 2001. This amount was capitalized in 2000 as a direct acquisition related cost. Mr. Savage, who was a member of Mattson's Board of Director until January 1, 2001 was then a partner at Alliant Partners.


14. REPORTABLE SEGMENTS

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

   The following is net sales information by geographic area for the years ended December 31 (in thousands):

                                 2002           2001          2000
                              -----------   -----------   ------------
    United States             $  53,914     $  51,148      $  56,736
    Japan                        13,652        34,190          8,118
    Taiwan                       36,898        29,394         53,355
    Korea                        20,127        17,418         23,029
    Singapore                    15,051        11,487         13,470
    Europe                       54,334        71,224         25,922
    China                         9,544        15,243              -
    Other Asian countries             -            45              -
                              ---------     ---------      ---------
                              $ 203,520     $ 230,149      $ 180,630
                              =========     =========      =========


     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

     For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In 2002, three customers accounted for 12%, 11% and 11% each of net sales. In 2001, 13% of net sales were to a single customer. In 2000, no single customer accounted for greater than 10% of net sales.

15. COMMITMENTS AND CONTINGENCIES

     The Company leases 31 out of its 32 facilities under operating leases, which expire at various dates through 2019, with minimum annual rental commitments as follows (in thousands):

                                               (In thousands)

              2003...........................     $ 7,362
              2004...........................       4,225
              2005...........................       3,344
              2006...........................       2,928
              2007...........................       2,133
              Thereafter ....................      17,970
                                                 --------
                                                 $ 37,962
                                                 ========

     Rent expense was approximately $8.8 million in 2002, $10.7 million in 2001, and $3.9 million in 2000. The decrease in rent expense in 2002 was primarily due to the consolidation of facilities and non-renewal of expired leases. The increase in rent expense in 2001 was due to the inclusion of the facilities leased by the companies acquired by the Company on January 1, 2001.

       The Company, at its Exton, Pennsylvania location, leases two buildings previously used to house its manufacturing and administrative functions related to the wet surface preparation product. The lease for both buildings has approximately 17 years remaining with an approximate combined rental cost of $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. The administrative building has been sublet for a period of five years with an option for the tenant to extend for an additional five years. The sublease is expected to cover all related costs on the administrative building. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. During 2002, the Company recorded a charge for the lease loss of approximately $2.0 million related to the excess facilities in Pennsylvania and the remaining provision of $0.4 million for San Jose, California, the lease for which expired in October 2002. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The facilities lease losses and related asset impairment charges are estimates in accordance with SFAS No. 5, "Accounting for Contingencies," and represent the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, and sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities are not leased and could aggregate $25.5 million under certain circumstances.

       The Company expects to make payments related to the above noted facilities lease losses over the next sixteen years, less any sublet amounts.

     The Company's subsidiary, Mattson Wet Products, Inc., is a party to two lawsuits with YieldUP International Corp. ("YieldUP"), primarily involving claims of patent infringement against YieldUP. YieldUP has made counterclaims against the Company's subsidiary for attorney's fees and seeking to void an earlier settlement between the subsidiary and Texas Instruments. The Company believes that these counterclaims are without merit, and intends to defend against them vigorously.

       The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters is not presently determinable and cannot be predicted with certainty, management does not believe that the outcome of any of these matters or any of the above mentioned legal claims will have a material adverse effect on the Company's financial position, results of operations or cash flow.

16. SUBSEQUENT EVENTS

     On March 17, 2003, the Company sold the portion of its business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division and CFM. As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned our principal Wet Business operations. The Company retained all the cash from the Wet Business entities, and the Company retained all rights to payments under the settlement and license agreements with DNS. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide. The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price is subject to adjustment based on a number of things, including the net working capital of the Wet Business at closing, to be determined based on a pro forma post-closing balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. The Company is obligated to (i) fund salary and severance costs relating to reductions in force to be implemented in Germany after the closing, (ii) assume certain real property leases relating to transferred facilities, subject to a sublease to SCP, (iii) reimburse SCP for future legal fees, up to a maximum of $1 million, in pending patent litigations, and (iv) reimburse SCP for amounts necessary to cover specified customer responsibilities.

     On February 27, 2003, the Company signed a lease agreement to lease a building with approximately 101,000 square feet area located in Fremont, California. The Company plans to vacate the two buildings it currently leases in Fremont, California and relocate its corporate headquarters to the new building in April 2003. The lease for the new building has a term of approximately 4 years. The annual rental commitment for the building is $0.2 million, $1.0 million, $1.1 million, $1.2 million and $0.4 million for 2003, 2004, 2005, 2006 and 2007, respectively, aggregating to $3.9 million.

                        Report of Independent Accountants



To the board of directors and
stockholders of Mattson Technology, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Mattson Technology, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated February 27, 2002.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the financial statements of Mattson Technology, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 4. In our opinion, the transitional disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.



PricewaterhouseCoopers LLP
San Jose, California
February 12, 2003, except as to Note 16, which is as of March 17, 2003

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

                             /s/ Arthur Andersen LLP



San Jose, California
February 27, 2002




This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 27, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date. The consolidated balance sheet for Mattson Technology, Inc. as of December 31, 2000, the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, and the financial statement schedule referred to in the audit report of Arthur Andersen are not included in this Annual Report on Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. See Exhibit 23.2 to this report for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a)(1) Previous independent accountants

          (i) On May 21, 2002 the Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountants. Andersen had served as the independent auditors of the Company since November 1, 1999.

          (ii) The reports of Andersen on the financial statements of the Company for each of the two fiscal years preceding to their dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         (iii) The decision to change independent accountants was approved by the Company's Audit Committee.

          (iv) During the Company's two most recent fiscal years preceding the dismissal of Anderson, the Company had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference thereto in its report on the financial statements of the Company for such periods.

          (v) During the Company's two most recent fiscal years preceding the dismissal of Anderson, the Company has had no reportable events under Item 304(a)(1)(v)(B), (C) or (D) of Regulation S-K. With reference to Item 304(a)(1)(v)(A), in its Memorandum on Internal Control in connection with the audit for 2001, Andersen noted four conditions that it considered to be reportable events. In particular, Andersen suggested that the Company needed to (i) better document the job descriptions, procedure manuals, and reporting lines within the finance organization, (ii) improve and formalize monitoring procedures regarding controller or management level review of entries posted by the staff, (iii) improve and automate procedures for month-end closings, and (iv) improve policies and procedures for tracking inventory balances. Company management did not disagree with the suggestions made by Andersen. The Company believes it has made substantial progress toward implementing corrective measures. The Audit Committee of the Board of Directors discussed these matters with Andersen, and the Company authorized Andersen to respond fully to any inquiries by PricewaterhouseCoopers LLP concerning these matters.

     (2)  New independent accountants

          The Company engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of May 23, 2002. During the two most recent fiscal years and through the date of their engagement by the Company, the Company did not consult with PwC regarding issues of the type described in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under "Executive Officers of the Registrant." The other information required by this item will be set forth in the 2003 Proxy Statement under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the 2003 Proxy Statement under the caption "Executive Compensation and Other Matters," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information related to security ownership of certain beneficial owners and security ownership of management will be set forth in the 2003 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders," and is incorporated herein by reference. Information with respect to our securities authorized for issuance under our equity compensation plans will be set forth in the 2003 Proxy Statement under the caption "Equity Compensation Plan Information," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information that is required by this item will be included in the 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

        (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that, although effective, our disclosure controls and procedures continue to need improvement. As disclosed in Item 9 of this report, and as previously disclosed in our Form 8-K filed on May 28, 2002, our former independent accountants, Arthur Andersen LLP ("Andersen"), noted four conditions that it considered to be reportable events in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2001. Among them, Andersen suggested that we need to improve and automate procedures for our month-end closings. Our management did not disagree with the suggestion made by Andersen, and the Company currently has an active project underway to implement systems with regard to automating procedures for month-end closings. Management believes that we have already addressed the other significant conditions reported by Andersen.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the year end evaluation by our senior management referenced in paragraph (a) above.




                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 45.

  (a)(2) Financial Statement Schedules

          Schedule II(a) - Valuation and Qualifying Account for
                             each of the two years in the period ended
                             December 31, 2001

          Schedule II(b) - Valuation and Qualifying Account for
                             the year ended December 31, 2002


  (a)(3) Exhibits
                                                     Management Contract
      Exhibit                                        or Compensatory Plan
      Number               Description                or Arrangement      Notes
      -------              -----------               -------------------- -----

        2.1   Strategic Business Combination                               (4)
              Agreement, dated as of June 27,
              2000, by and between STEAG
              Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

        2.2   Amendment to Strategic Business                              (5)
              Combination Agreement, dated as of
              December 15, 2000, by and between
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

        2.3   Agreement and Plan of Merger, dated                          (4)
              as of June 27, 2000, by and among
              Mattson Technology, Inc., a Delaware
              corporation, M2C Acquisition
              Corporation, a Delaware corporation
              and wholly owned subsidiary of
              Mattson, and CFM Technologies, Inc.,
              a Pennsylvania corporation.

        2.4   Second Amendment to Strategic Business                      (10)
              Combination Agreement, dated as of
              November 5, 2001, by and between
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a
              Delaware corporation.

        3.1   Amended and Restated Certificate of                          (7)
              Incorporation of Mattson Technology,
              Inc.

        3.2   Third Amended and Restated Bylaws                           (11)
              of Mattson Technology, Inc.

        4.1   Form of Share Purchase Agreement                             (8)

        4.2   Share Purchase Agreement between Mattson                     (9)
              Technology, Inc. and STEAG Electronic
              Systems AG dated April 4, 2002.

       10.1   Marubeni Japanese Distribution                               (2)
              Agreement, as amended

       10.2   1989 Stock Option plan, as amended                 C         (3)

       10.3   1994 Employee Stock Purchase Plan                  C         (1)

       10.4   Form of Indemnification Agreement                  C         (1)

       10.5   Stockholder Agreement by and among                           (6)
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, Mattson
              Technology, Inc., a Delaware
              corporation, and Brad Mattson.

       10.6   Amendment to Stockholder Agreement                          (10)
              dated as of November 5, 2001, by and
              between STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a
              Delaware corporation.

       10.7   Amended and Restated Secured Promissory                     (10)
              Note in favor of STEAG Electronic Systems AG,
                dated as of July 2, 2001.

       10.8   Secured Promissory Note in favor of STEAG                   (10)
              Electronic Systems AG, dated as of November 5, 2001.

       10.9   Transition Agreement by and between                C        (10)
              Mattson Technology, Inc. and Brad Mattson, dated as of December 13, 2001.

       10.10  Executive Change of Control agreement between      C        (11)
              Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.

       10.11  Form of Executive Change of Control agreement      C        (11)
              Between Mattson Technology, Inc. and its Executive
              Vice Presidents and Product Division Presidents

       10.12  Promissory Note between Mattson Technology, Inc.   C        (11)
              and Brad Mattson, dated April 29, 2002.

       10.13  Promissory Note between Mattson Technology, Inc.   C        (12)
              and Brad Mattson, dated July 3, 2002.

       10.14  Term Loan and Security Agreement between           C        (12)
              Mattson Technology, Inc. and Brad Mattson, dated July 3, 2002.

       21.1   Subsidiaries of Registrant

       23.1   Consent of Independent Accountants

       23.2   Notice regarding Omission of Consent of Arthur Andersen LLP

       24.1   Power of Attorney (See page 74 of
              this form 10-K)

       99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

       99.2   Certification of Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350
--------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed August 12, 1994 (33-92738), as amended.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K for fiscal year 1997.

(3) Incorporated by reference to the corresponding exhibit of the Registrant's Registration Statement on Form S-8 filed October 31, 1997 (333-39129).

(4) Incorporated by reference from Mattson's filing on Form S-4 (File No. 333-46568) filed on September 25, 2000.

(5) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K (File No. 000-24838) filed on December 21, 2000.

(6) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.

(7) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(8) Incorporated by reference from Mattson Technology, Inc. registration statement on Form S-3 filed on April 12, 2002.

(9)  Incorporated   by   reference   from   Schedule   13  D/A   filed   by  RAG
     Aktiengesellschaft on May 8, 2002.

(10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Mattson Technology, Inc. annual report on Form 10-K for fiscal year 2001, filed on April 1, 2002.

(11) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(12) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 13, 2002.


(b) Reports on Form 8-K

         None.
                                       73

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003
                                        MATTSON TECHNOLOGY, INC.
                                          (Registrant)


                                        By:  /s/ David Dutton
                                           -----------------------------------
                                                      David Dutton
                                            President, Chief Executive Officer
                                                      and Director



                                        By:  /s/ Ludger Viefhues
                                           -----------------------------------
                                                     Ludger Viefhues
                                           Executive Vice President -- Finance
                                                and Chief Financial Officer

                               POWER OF ATTORNEY

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


          Signature                        Title                      Date
          ---------                        -----                      ----


      /s/ David Dutton              President,                    March 31, 2003
--------------------------------    Chief Executive Officer
         David Dutton               and Director

      /s/ Ludger Viefhues           Executive Vice President--    March 31, 2003
--------------------------------    Finance and Chief Financial
        Ludger Viefhues             Officer (Principal Financial
                                    and Accounting Officer)

      /s/ Jochen Melchior           Chairman of the Board and     March 31, 2003
--------------------------------    Director
      Dr. Jochen Melchior

      /s/ Hans-Georg Betz           Director                      March 31, 2003
--------------------------------
      Dr. Hans-Georg Betz

      /s/ Shigeru Nakayama          Director                      March 31, 2003
--------------------------------
        Shigeru Nakayama

      /s/ Kenneth Smith             Director                      March 31, 2003
--------------------------------
        Kenneth Smith

      /s/ Kenneth Kannappan         Director                      March 31, 2003
--------------------------------
        Kenneth Kannappan

      /s/ William Turner            Director                      March 31, 2003
--------------------------------
        William Turner

                                 CERTIFICATIONS


                            MATTSON TECHNOLOGY, INC.
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION


I, David Dutton, certify that:

     1. I have reviewed this annual report on Form 10-K of Mattson Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                   /S/ DAVID DUTTON
                                      -------------------------------------
                                                David Dutton
                                      President and Chief Executive Officer


                                  *************

I, Ludger Viefhues, certify that:

     1. I have reviewed this annual report on Form 10-K of Mattson Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                   /S/ LUDGER VIEFHUES
                                      -------------------------------------
                                                 Ludger Viefhues
                                      Executive Vice President-Finance and
                                             Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
  Mattson Technology, Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 12, 2003, except as to Note 16, which is as of March 17, 2003 appearing in this Form 10-K also included an audit of the financial statement schedule II(b) listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 12, 2003

                                                                  SCHEDULE II(a)


                        VALUATION AND QUALIFYING ACCOUNT

                         Allowance for Doubtful Accounts
                                 (in thousands)


                Balance at                  Additions --             Balance at
                 Beginning    Acquisition    Charged to                End of
   Fisal Year    of Year      Adjustments      Income     Deductions    Year
   ----------------------------------------------------------------------------

       2000      $ 141         $     -        $   360     $      -    $    501

       2001      $ 501         $ 9,178        $ 6,850     $ (4,056)   $ 12,473





                                                                  SCHEDULE II(b)


                        VALUATION AND QUALIFYING ACCOUNT

                         Allowance for Doubtful Accounts
                                 (in thousands)


                 Balance at                  Additions --            Balance at
                 Beginning    Acquisition    Charged to               End of
   Fisal Year    of Year      Adjustments      Income     Deductions    Year
   ----------------------------------------------------------------------------

      2002       $ 12,473      $     -        $     -     $ (1,921)   $ 10,552

                                  EXHIBIT INDEX

   The following Exhibits to this report are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                                    Management Contract
   Exhibit                                          or Compensatory Plan
    Number                Description                 or Arrangement      Notes
   -------                -----------               --------------------  -----

       2.1    Strategic Business Combination                               (4)
              Agreement, dated as of June 27,
              2000, by and between STEAG
              Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

       2.2    Amendment to Strategic Business                              (5)
              Combination Agreement, dated as of
              December 15, 2000, by and between
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, and
              Mattson Technology, Inc., a Delaware
              corporation.

       2.3    Agreement and Plan of Merger, dated                          (4)
              as of June 27, 2000, by and among
              Mattson Technology, Inc., a Delaware
              corporation, M2C Acquisition
              Corporation, a Delaware corporation
              and wholly owned subsidiary of
              Mattson, and CFM Technologies, Inc.,
              a Pennsylvania corporation.

       2.4    Second Amendment to Strategic Business                      (10)
              Combination Agreement, dated as of
              November 5, 2001, by and between
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a
              Delaware corporation.

       3.1    Amended and Restated Certificate of                          (7)
              Incorporation of Mattson Technology,
              Inc.

       3.2    Third Amended and Restated Bylaws                           (11)
              of Mattson Technology, Inc.

       4.1    Form of Share Purchase Agreement                             (8)

       4.2    Share Purchase Agreement between Mattson                     (9)
              Technology, Inc. and STEAG Electronic
              Systems AG dated April 4, 2002.

      10.1    Marubeni Japanese Distribution                               (2)
              Agreement, as amended

      10.2    1989 Stock Option plan, as amended                 C         (3)

      10.3    1994 Employee Stock Purchase Plan                  C         (1)

      10.4    Form of Indemnification Agreement                  C         (1)

      10.5    Stockholder Agreement by and among                           (6)
              STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and
              existing under the laws of the
              Federal Republic of Germany, Mattson
              Technology, Inc., a Delaware
              corporation, and Brad Mattson.

      10.6    Amendment to Stockholder Agreement                          (10)
              dated as of November 5, 2001, by and
              between STEAG Electronic Systems AG, an
              Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a
              Delaware corporation.

      10.7    Amended and Restated Secured Promissory                     (10)
              Note in favor of STEAG Electronic Systems AG,
                dated as of July 2, 2001.

      10.8    Secured Promissory Note in favor of STEAG                   (10)
              Electronic Systems AG, dated as of November 5, 2001.

      10.9    Transition Agreement by and between                    C    (10)
              Mattson Technology, Inc. and Brad Mattson, dated as of December 13, 2001.

      10.10   Executive Change of Control agreement between          C    (11)
              Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.

      10.11   Form of Executive Change of Control agreement          C    (11)
              Between Mattson Technology, Inc. and its Executive
              Vice Presidents and Product Division Presidents

      10.12   Promissory Note between Mattson Technology, Inc.       C    (11)
              and Brad Mattson, dated April 29, 2002.

      10.13   Promissory Note between Mattson Technology, Inc.       C    (12)
              and Brad Mattson, dated July 3, 2002.

      10.14   Term Loan and Security Agreement between               C    (12)
              Mattson Technology, Inc. and Brad Mattson, dated July 3, 2002.

      21.1    Subsidiaries of Registrant

      23.1    Consent of Independent Accountants

      23.2    Notice regarding Omission of Consent of Arthur Andersen LLP

      24.1    Power of Attorney (See page 74 of
              this form 10-K)

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

(4) Incorporated by reference from Mattson's filing on Form S-4 (File No. 333-46568) filed on September 25, 2000.

(5) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K (File No. 000-24838) filed on December 21, 2000.

(6) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.

(7) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(8) Incorporated by reference from Mattson Technology, Inc. registration statement on Form S-3 filed on April 12, 2002.

(9)  Incorporated   by   reference   from   Schedule   13  D/A   filed   by  RAG
     Aktiengesellschaft on May 8, 2002.

(10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Mattson Technology, Inc. annual report on Form 10-K for fiscal year 2001, filed on April 1, 2002.

(11) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(12) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 13, 2002.