Form 10-Q
period 2003-03-31
MATTSON TECHNOLOGY INC
filed 2003-05-14
CIK 928421

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

                  For the quarterly period ended March 30, 2003

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                         Commission file number 0-21970

                               ------------------


                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                             77-0208119
                   --------                             ----------
            (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)         Identification No.)


            47131 Bayside Drive Fremont, California      94538
           ----------------------------------------    ----------
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


Number of shares of common stock outstanding as of May 2, 2003: 44,866,783.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at March 30, 2003
            and December 31, 2002 ......................................... 3

          Condensed Consolidated Statements of Operations for the three months ended March 30, 2003 and March 31, 2002 ................ 4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2003 and March 31, 2002  ............... 5

          Notes to Condensed Consolidated Financial Statements ............ 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .......................................... 18


Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 31


Item 4.   Controls and Procedures ........................................ 32



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings .............................................. 33


Item 2.   Changes in Securities .......................................... 33


Item 3.   Defaults Upon Senior Securities................................. 34


Item 4.   Submission of Matters to a Vote of Security Holders............. 34


Item 5.   Other Information............................................... 34


Item 6.   Exhibits and Reports on Form 8-K ............................... 34


          Signatures...................................................... 36


          Certifications ................................................. 37

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                     ASSETS
                                                        Mar. 30,       Dec. 31,
                                                          2003           2002
                                                       ---------      ---------
Current assets:
  Cash and cash equivalents                            $  81,719      $  87,879
  Restricted cash                                            586          1,105
  Accounts receivable, net                                21,960         34,834
  Advance billings                                        21,621         27,195
  Inventories                                             28,624         50,826
  Inventories - delivered systems                          3,692         47,444
  Prepaid expenses and other current assets               21,465         13,676
                                                       ---------      ---------
       Total current assets                              179,667        262,959

Property and equipment, net                               15,591         18,855
Goodwill                                                   8,239         12,675
Intangibles                                                3,611         15,254
Other assets                                                 144          2,416
                                                       ---------      ---------
                                                       $ 207,252      $ 312,159
                                                       =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                       $     810      $    --
  Accounts payable                                        12,409         14,346
  Accrued liabilities                                     82,535         77,795
  Deferred revenue                                        24,413        108,698
                                                       ---------      ---------
       Total current liabilities                         120,167        200,839
                                                       ---------      ---------
Long-term liabilities:
  Deferred income taxes                                    1,341          5,215
                                                       ---------      ---------
       Total long-term liabilities                         1,341          5,215
                                                       ---------      ---------
       Total liabilities                                 121,508        206,054
                                                       ---------      ---------

Stockholders' equity:
  Common stock                                                45             45
  Additional paid-in capital                             542,502        542,482
  Accumulated other comprehensive income                   2,741          7,131
  Treasury stock                                          (2,987)        (2,987)
  Accumulated deficit                                   (456,557)      (440,566)
                                                       ---------      ---------
       Total stockholders' equity                         85,744        106,105
                                                       ---------      ---------
                                                       $ 207,252      $ 312,159
                                                       =========      =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                      THREE MONTHS ENDED
                                                  ---------------------------
                                                  MAR. 30,         MAR. 31,
                                                     2003             2002
                                                  ------------    ----------

    Net sales                                    $  67,758       $  46,205
    Cost of sales                                   49,167          38,786
                                                 ---------       ---------
      Gross profit                                  18,591           7,419
                                                 ---------       ---------
    Operating expenses:
      Research, development and engineering          7,550           9,564
      Selling, general and administrative           16,873          22,097
      Amortization of intangibles                    1,167           1,687
                                                 ---------       ---------
         Total operating expenses                   25,590          33,348
                                                 ---------       ---------
    Loss from operations                            (6,999)        (25,929)
    Loss on disposition of Wet Business            (10,257)              -
    Interest and other income, net                   1,203               1
                                                 ---------       ----------
    Loss before benefit from income taxes          (16,053)        (25,928)
    Benefit from income taxes                          (62)           (151)
                                                 ---------       ---------
    Net loss                                     $ (15,991)       $ (25,777)
                                                 =========        ==========
    Net loss per share:
         Basic                                     $ (0.36)        $ (0.70)
         Diluted                                   $ (0.36)        $ (0.70)

    Shares used in computing net loss per share:
         Basic                                      44,859          37,079
         Diluted                                    44,859          37,079


     See accompanying notes to condensed consolidated financial statements.

                     MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                       MAR. 30,       MAR. 31,
                                                                         2003           2002
                                                                       --------       --------
Cash flows from operating activities:
  Net loss                                                             $(15,991)     $(25,777)
  Adjustments  to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation                                                         2,389         2,400
     Deferred taxes                                                        (454)         (621)
     Provision for allowance for doubtful accounts                         (585)          277
     Provision for excess and obsolete inventories                         --           1,216
     Amortization of goodwill and intangibles                             1,167         1,687
     Loss on disposition of Wet Business                                 10,257           --
     Loss on disposal of property and equipment                             245            84
     Changes in assets and liabilities:
       Accounts receivable                                               11,403        15,327
       Advance billings                                                  (1,637)       11,311
       Inventories                                                        2,110        10,043
       Inventories - delivered systems                                   12,871         9,781
       Prepaid expenses and other current assets                         (8,982)        1,728
       Other assets                                                       2,184          (811)
       Accounts payable                                                  (1,678)       (2,567)
       Accrued liabilities                                               11,291        (2,718)
       Deferred revenue                                                 (33,890)      (12,036)
                                                                       --------      --------
Net cash provided by (used in) operating activities                      (9,300)        9,324
                                                                       --------      --------
Cash flows from investing activities:
  Purchases of property and equipment                                      (731)          (91)
  Proceeds from the sale of equipment                                      --           2,413
  Proceeds from disposition of Wet Business                               2,000           --
  Net proceeds from the sale and maturity (purchases) of investments       --            (383)
                                                                       --------      --------
Net cash provided by investing activities                                 1,269         1,939
                                                                       --------      --------
Cash flows from financing activities:
  Payments on line of credit and long-term debt                            --          (5,119)
  Borrowings against line of credit                                         810           177
  Proceeds from exercise of options                                          20          --
  Change in interest accrual on STEAG note                                 --             647
  Proceeds from the issuance of common stock, net of costs                 --             457
  Restricted cash                                                           519        (1,271)
                                                                       --------      --------
Net cash provided by (used in) financing activities                       1,349        (5,109)
                                                                       --------      --------
Effect of exchange rate changes on cash and cash equivalents                522          (216)
                                                                       --------      --------
Net increase in cash and cash equivalents                                (6,160)        5,938
Cash and cash equivalents, beginning of period                           87,879        64,057
                                                                       --------      --------
Cash and cash equivalents, end of period                               $ 81,719      $ 69,995
                                                                       ========      ========




     See accompanying notes to condensed consolidated financial statements.

                        MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 30, 2003
                                  (unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The results of operations for the three months ended March 30, 2003 are not necessarily indicative of results that may be expected for the future quarters or for the entire year ending December 31, 2003.


Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing the potential impact of this guidance, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

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


Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                        THREE MONTHS ENDED
                                                    -------------------------
                                                      MAR. 30,      MAR. 31,
                                                        2003         2002
                                                    ----------    ----------
Net loss:
  As reported                                      $  (15,991)   $  (25,777)

  Add: Total stock-based employee
     compensation expense included in net loss            --           --

  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards,
     net of related tax effects                          (473)       (2,574)
                                                    ----------    ----------
  Pro forma                                         $ (16,464)    $ (28,351)
                                                    ==========    ==========
Diluted net loss per share:
   As reported                                        $ (0.36)      $ (0.70)
   Pro forma                                          $ (0.37)      $ (0.76)

Note 2   Balance Sheet Detail (in thousands):

                                          MAR. 30,    DEC. 31,
                                           2003         2002
                                         --------     -------

Inventories:
  Purchased parts and raw materials      $13,537      $27,085
  Work-in-process                         14,766       20,492
  Finished goods                             321        3,249
                                         -------      -------
                                         $28,624      $50,826
                                         =======      =======


Note 3   Disposition of Wet Business

     On March 17, 2003, the Company sold the portion of its business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division and CFM. As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained all the cash from the Wet Business entities, and the Company retained all rights to payments under the settlement and license agreements with DNS. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide. The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price is subject to adjustment based on a number of things, including the net working capital of the Wet Business at closing, to be determined based on a pro forma post-closing balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. The Company is obligated to (i) fund salary and severance costs relating to reductions in force to be implemented in Germany after the closing, (ii) assume certain real property leases relating to transferred facilities, subject to a sublease to SCP, (iii) reimburse SCP for future legal fees, up to a maximum of $1 million, in pending patent litigations, and (iv) reimburse SCP for amounts necessary to cover specified customer responsibilities.

     In the first quarter of 2003, the Company recorded a $10.3 million loss on the disposition of its Wet Business, as detailed below (in thousands):

         Contractual purchase price payment from SCP            $  2,000

         Net book value of assets sold,
           including goodwill and intangibles                    (80,824)

         Net book value of liabilities assumed by SCP,
            including deferred revenues                           76,117

         Other                                                    (7,550)(A)
                                                                --------
                    Loss on disposition of Wet Business         $(10,257)
                                                                ========

      (A) Included in other category are cumulative translation adjustments, costs associated with reduction in force, working capital adjustment, legal indemnification, investment banker's fees, legal, accounting and other professional fees directly associated with the disposition of Wet Business.


Note 4   Goodwill and Intangible Assets

     The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

                                                        March 31, 2003                            December 31, 2002
                                          -----------------------------------------    ------------------------------------------
                                             Gross                         Net            Gross                         Net
                                           Carrying      Accumulated    Carrying        Carrying      Accumulated     Carrying
                                            Amount      Amortization     Amount          Amount      Amortization      Amount
                                          ------------  -------------- ------------    ------------  -------------- -------------
                                                         (unaudited)
Goodwill                                    $ 8,239        $  --           $ 8,239        $12,675        $  --           $12,675
Other intangible assets                        --             --              --             --             --              --
Developed technology                          6,565         (2,954)          3,611         24,994         (9,740)         15,254
                                            -------        -------         -------        -------        -------         -------
Total goodwill and intangible assets        $14,804        $(2,954)        $11,850        $37,669        $(9,740)        $27,929
                                            =======        =======         =======        =======        =======         =======

     Amortization expense related to intangible assets was as follows (unaudited, in thousands):
                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                    MAR. 30,      MAR. 31,
                                                     2003          2002
                                                  ----------    ----------
     Developed technology amortization              $1,167        $1,687
                                                    ------        ------
     Total amortization                             $1,167        $1,687
                                                    ======        ======

     The Company adopted SFAS No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill. The Company had completed the annual goodwill impairment test in the fourth quarter of 2002 and determined no impairment existed. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $2.2 million for fiscal 2003 and thereafter $1.3 million for each of fiscal years 2004 and 2005. Amortization of intangibles for the three months ended March 30, 2003 was approximately $1.2 million. In the first quarter of 2003, the Company sold goodwill amounting to $4.4 million and intangible assets relating to developed technology with a net book value of $10.5 million, in connection with the Wet Business divestiture.


Note 5 Net Income (Loss) Per Share

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

                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                    MAR. 30,      MAR. 31,
                                                     2003          2002
                                                  ----------    ----------

BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders           $ (15,991)    $ (25,777)
  Weighted average common shares outstanding         44,859        37,079
                                                  ----------    ----------
  Basic and diluted loss per share                $   (0.36)    $   (0.70)
                                                  ==========    ==========


     Total stock options outstanding at March 30, 2003 and March 31, 2002 of 5,374,250 and 4,614,367 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 6 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     The following are the components of comprehensive loss:

                                                  THREE MONTHS ENDED
                                             -----------------------------
(in thousands)                                 MAR. 30,          MAR. 31,
                                                2003               2002
                                              --------          --------

Net loss                                      $(15,991)         $(25,777)

Cumulative translation adjustments                (129)              (66)
Decrease in minimum pension liability             --                 (36)
Unrealized investment  gain (loss)                  88               (14)
Loss on cash flow hedging instruments              (34)             (116)
                                              --------          --------
Comprehensive loss                            $(16,066)         $(26,009)
                                              ========          ========




     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:


(in thousands)                                  MAR. 30,         DEC. 31,
                                                 2003              2002
                                               --------          -------

Cumulative translation adjustments             $ 2,404           $ 6,848

Unrealized investment gain (loss)                    1               (87)

Gain on cash flow hedging instruments              336               370
                                               -------           -------
                                               $ 2,741           $ 7,131
                                               =======           =======

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

The following is net sales information by geographic area for the periods presented (dollars in thousands):


                                              Three Months Ended
                                  -------------------------------------------
                                   March 30, 2003            March 31, 2002
                                  ------------------     --------------------
                                      ($)      (%)           ($)        (%)
                                  ---------  ------       ---------   ------
United States                      $ 10,715    16          $ 7,163      16
Germany                               8,228    12            5,857      13
Europe - others                         533     1            4,658      10
Taiwan                               19,776    29            7,055      15
Asia Pacific (including Korea,
   Singapore and China)              26,347    39           17,714      38
Japan                                 2,159     3            3,758       8
                                  ---------               --------
                                   $ 67,758               $ 46,205
                                  =========               ========


     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

   For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the first quarter of 2003, three customers accounted for 16%, 24% and 25% of net sales. In the first quarter of 2002, three customers accounted for 11%, 14% and 16% of net sales.


Note 8 Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.5 million at March 30, 2003), secured by specific trade accounts receivable of the Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. The Company has given a corporate guarantee for this credit facility. At March 30, 2003, $0.8 million has been borrowed under this credit facility.

     On March 29, 2002 the Company entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The expiration date of the line of credit has been extended from March 27, 2003 to April 26, 2004. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio and minimum tangible net worth, and meeting minimum revenue targets. At March 30, 2003, the Company was in compliance with the covenants and there were no borrowings under this credit line.

Note 9 Private Placement

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

Note 10 Related Party Transactions

     The Company has outstanding three loans to Brad Mattson, who was formerly a director and the Chief Executive Officer of the Company. Mr. Mattson resigned as an officer of the Company in October 2001 and resigned as a director in November 2002. In the second quarter of 2000, the Company extended a loan to Mr. Mattson in the principal amount of $200,000, with interest payable at 6% per annum. The loan was originally due in the first quarter of 2001, but was subsequently extended to December 31, 2002. Mr. Mattson is currently in default on the repayment of this loan. In April 2002, the Company extended a loan to Mr. Mattson in the principal amount of $700,000. This loan did not bear interest and was due and payable on August 31, 2002. Mr. Mattson has partially repaid this loan in the amount of $200,000, and is currently in default as to the balance. On July 3, 2002, the Company extended an additional loan to Brad Mattson in the principal amount of $2,600,647. The interest rate on this loan is the greater of the prime rate plus 125 basis points, or that interest rate that would have been charged under a margin agreement the borrower had previously maintained with Prudential Securities. The loan is secured by a pledge of shares of stock of the Company, and was due and payable on December 31, 2002. In late December 2002, the Company entered into a Forbearance Agreement with Mr. Mattson in which the Company agreed to forbear from taking legal action provided that Mr. Mattson repays the loan in quarterly installments, with final payment due December 31, 2003. On March 28, 2003, Mr. Mattson paid $115,000 towards the installment payment. Mr. Mattson has acknowledged the amounts due, and has indicated his intention to repay them as soon as practicable. The Company intends to pursue the collection of the loan balances.

     In April 2002, the Company extended a loan to Diane Mattson, a shareholder, in the principal amount of $700,000. The loan did not bear interest and was due and payable on August 31, 2002. On July 3, 2002, the Company issued an additional loan to Ms. Mattson in the principal amount of $1,141,058. The Company and Ms. Mattson subsequently agreed to consolidate her loans, such that she owed the Company $1,841,058 under the terms of the July 3, 2002 loan. The interest rate on this loan is the greater of the prime rate plus 125 basis points, or that interest rate that would have been charged under a margin agreement the borrower had previously maintained with Prudential Securities. The loan is secured by a pledge of shares of stock of the Company, and was originally due and payable on December 31, 2002. In November 2002, Ms. Mattson repaid $90,000 on the loan. Ms. Mattson and the Company subsequently agreed to payment terms under which her loan is payable in quarterly installments beginning June 30, 2003 with final payment due June 30, 2004.


Note 11  DNS Patent Infringement Suit Settlement

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they have amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. The Company also released all DNS customers from any claims of infringement relating to their purchase and future use of DNS wet processing equipment. In addition, DNS and the Company entered into a cross license agreement pertaining to automated batch immersion wet processing systems.

Under the cross license agreement, the Company and DNS will pay royalties to each other for future sales of products utilizing the cross licensed technologies. The settlement agreement and license agreement requires DNS to make payments to Mattson totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney's fee and costs, and royalties. The settlement and minimum royalty payments are payable in varying amounts at varying dates through April 1, 2007, as follows:

            Fiscal Year Ending                 DNS
               December 31,                  Payments
            ------------------            --------------
                                          (in thousands)

                   2002                       $ 27,000
                   2003                         24,000
                   2004                          6,000
                   2005                          6,000
                   2006                          6,000
                   2007                          6,000
                                              --------
                            Total             $ 75,000
                                              ========

     As of March 30, 2003, the Company had received payments aggregating $27.0 million from DNS under the terms of the settlement agreement. Additionally, on April 1, 2003 and April 30, 2003, the Company received $6.0 million and $7.0 million, respectively, from DNS.

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to Mattson are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in the income statement on a straight-line basis over the license term. During the three months ended March 30, 2003, the Company recognized approximately $3.0 million of royalty income.

     On March 17, 2003, as part of the disposition of the Wet Business, the Company sold to SCP the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. See Note 3.

Note 12  Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

     The warranty offered by the Company on its systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales when the revenue is recognized.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual, for the three months ended March 30, 2003 and March 31, 2002:

(in thousands)                                          Three months ended
                                                    -------------------------
                                                     March 30,      March 31,
                                                       2003           2002
                                                     --------       --------
Balance at beginning of period                       $ 16,486       $ 19,936
Accrual for warranties issued during the period         2,207          3,222
Changes in liability related to
   pre-existing warranties                               --             --
Settlements made during the period                     (1,156)        (1,357)
                                                     --------       --------
Balance at end of period                             $ 17,537       $ 21,801
                                                     ========       ========


     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required. As of March 30, 2003, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $0.8 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or under which the Company may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters. Customarily, payment by the Company with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party s claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company's financial position or results of operations.


Note 13  Non-Recurring, Restructuring and Other Charges

     During the third and fourth quarter of 2002, the Company recorded restructuring and other charges of $17.3 million in connection with the plan to align its cost structure with projected sales resulting from the unfavorable economic conditions and to reduce future operating expenses. This restructuring program included a workforce reduction at certain locations, the shut-down of its Malvern, Pennsylvania operations, the write-down of certain fixed assets and intangible assets and the consolidation of excess facilities.

     The following is a summary of activities in restructuring related accruals during the three months ended March 30, 2003:

                             Liability as of                   Liability as of
                              December 31,     Cash Payments      March 30,
                                  2002            in 2003           2003
                             ---------------   -------------   ---------------

Workforce reduction             $ 2,307          $(1,738)         $   569
Consolidation of
  excess facilities               2,056             (187)           1,869
                                -------          -------          -------
                  Total         $ 4,363          $(1,925)         $ 2,438
                                =======          =======          =======

     The Company anticipates that the accrued liabilities at March 30, 2003 for the workforce reduction and the consolidation of excess facilities will be paid out in the next three months and the next two to three years, respectively.

Note 14 Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company, at its Exton, Pennsylvania location, leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products. The lease for both buildings has approximately 16 years remaining with an approximate combined rental cost of $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. The administrative building has been sublet for a period of five years with an option for the tenant to extend for an additional five years. The sublease is expected to cover all related costs on the administrative building. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $1.5 million for each additional year that the facilities are not leased and could aggregate approximately $24.0 million under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next sixteen years, less any sublet amounts.

     In connection with the disposition of the Wet Business, the Company agreed to assume the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen Germany. That lease has approximately 3 years remaining with an approximate rental cost of $1.2 million annually. The Company has sublet the facilities to SCP on terms that cover all rent and costs payable by the Company under the primary lease. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease, in which case the Company would become responsible for the lease costs, net of cost recovery efforts and any sublease income.

     In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results or our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth or incorporated by reference under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this document.

Overview

   We are a leading supplier of semiconductor wafer processing equipment used in the front-end-of-line fabrication of integrated circuits. Our products include dry strip, RTP and PECVD equipment. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity for both 200 mm and 300 mm wafer production at technology nodes at and below 130 nm.

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn since 2001, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors occurred throughout 2001 and 2002, and have continued into 2003. Global economic conditions and consumer-related demand have not improved, resulting in low levels of investment in corporate infrastructure. The overall demand outlook is still uncertain over the intermediate term. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. During 2002, we took steps to restructure our operations and reduce our operating cost levels to align them with expected market conditions. Although we continue to look for ways to reduce costs, we are largely dependent upon increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and adversely affect our financial position and results of operations.

     On January 1, 2001, we simultaneously acquired the semiconductor equipment division of STEAG Electronic Systems AG (the "STEAG Semiconductor Division") and CFM Technologies, Inc. ("CFM"), which we refer to as "the merger." The merger substantially changed the size of our company and the nature and breadth of our product lines. At the time we completed the merger, our industry was entering an economic downturn that deepened sequentially and still continues. The merger more than doubled the size of our company, and we faced a number of challenges in integrating the merged companies, coupled with the impact of lower sales as a result of the downturn in the industry, that resulted in excess production capacity. Subsequently, during 2002, we realigned our workforce and production capacity in light of business levels experienced at that time.

     During 2002, we determined to refocus our business on our core technologies in dry strip and rapid thermal processing. Restructuring actions were taken in 2002 and the first quarter of 2003 to align the company with this focus and to reduce operational expenses. As part of this restructuring effort, we divested one significant line of business, our wet surface preparation products business (our "Wet Business"), which was sold to SCP Global Technologies, Inc. ("SCP") on March 17, 2003. We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the STEAG Semiconductor Divison and CFM. We also narrowed our CVD focus to a limited number of strategic customers, and divested the subsidiary that had constituted our epi products group. These divestitures were the last major actions in completing our strategic restructuring plan. These actions are intended to reduce our cost structure and allow us to concentrate resources on the development of core products in enabling RTP and strip solutions. Our wet products business represented a significant portion of our revenue and our costs in 2001, 2002 and the first quarter of 2003, and the divestiture of that business will affect the comparability of our financial statements in future periods to our reported results for 2001, 2002 and the first quarter of 2003.

     As part of our disposition of the Wet Business, SCP acquired the operating assets, including customer contracts and inventory of one of our subsidiaries (formerly CFM Technologies, Inc.), all outstanding stock of Mattson Technology IP, Inc., which is the owner of various patents relating to the Wet Business, and all equity ownership of Mattson Wet Products GmbH, a German corporation. We retained all cash in the Wet Business, and all rights to payments under the settlement and license agreements with DNS, but we transferred all rights to any damages under pending and future patent litigation to SCP. Upon closing, SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide. During the first quarter of 2003, we recorded additional accruals of approximately $11.9 million to cover certain future obligations relating to this transaction.

     On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs, and royalties, payable in varying amounts at varying dates through

April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Depending on the volume of future product sales by DNS, we could receive up to an additional $30 million in royalty payments. We determined, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on our analysis, which included an independent appraisal, we allocated $15.0 million to past damages, which we recorded as "other income" during 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. During 2002 and in the first quarter of 2003, we recognized royalty revenue of approximately $6.3 million and $3.0 million, respectively. During 2002, we received payments aggregating $27.0 million and during April 2003, we received additional payments aggregating $13.0 million.

    During the quarter ended March 30, 2003, we had a net loss of $16.0 million, including $10.3 million related to the disposition of the Wet Business. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales or reductions in our cost structures in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial position and results.


                          CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, retirement benefits, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products, and for all sales of our wet surface preparation products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value of the individual elements. The two elements are shipment of the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

     Revenues are difficult to predict, due in part to our reliance on customer acceptance related to a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

     Inventories. We state inventories at the lower of cost or market, with cost determined on a first-in, first out basis. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our introduction of new products, we regularly monitor inventory quantities on hand and declare obsolete inventories that are no longer used in current production. Accordingly, we write down our inventories to estimated net realizable value. Actual demand may differ from forecasted demand and such difference may result in write downs that have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, given the competitive pressures and cyclicality of the semiconductor industry there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventory and our reported operating results.

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


Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                  THREE MONTHS ENDED
                                              -------------------------
                                               MAR. 30,        MAR. 31,
                                                 2003            2002
                                              ---------        --------

Net sales                                        100%           100%
Cost of sales                                     73%            84%
                                                ----           ----
  Gross profit                                    27%            16%
                                                ----           ----

Operating expenses:
  Research, development and engineering           11%            21%
  Selling, general and administrative             25%            48%
  Amortization of intangibles                      2%             3%
                                                ----           ----
     Total operating expenses                     38%            72%
                                                ----           ----
Loss from operations                             (11)%          (56)%
Loss on disposition of wet business              (15)%           -
Interest and other income, net                     2%            -
                                                ----           ----
Loss before provision for income taxes           (24)%          (56)%
Benefit from income taxes                         -              -
                                                ----           ----
Net loss                                         (24)%          (56)%
                                                ====           ====

Net Sales

     Net sales for the first quarter of 2003 of $67.8 million reflected an increase of 46.6% compared to $46.2 million for the first quarter of 2002, and an increase of 37.6% compared to $49.2 million for the fourth quarter of 2002. Net sales in the first quarter of 2003 increased compared to the same period of 2002 primarily due to increased customer acceptances and resulting recognition of revenue from wet systems that we delivered in earlier periods, higher shipments of dry strip and RTP products, and royalty revenue of approximately $3.0 million. Net sales increased in the first quarter of 2003 compared to the fourth quarter of 2002 primarily due to increased customer acceptances of wet systems and higher shipments of dry strip and RTP products.

     The divestiture of our Wet Business on March 17, 2003 will reduce our net sales and affect the comparability of our results from future periods. Net sales of Wet Business products were $32.3 million in the first quarter of 2003, $23.7 million in the first quarter of 2002 and $23.0 million in the fourth quarter of 2002, or 47.6%, 51.3% and 46.7% of total net sales, respectively. We anticipate that net sales for the second quarter of 2003 will be in the range of between $28 million and $33 million.

         Total deferred revenue at March 30, 2003 was approximately $24.4 million, down from $124.5 million at the end of the first quarter of 2002, and down from $108.7 million at the end of the fourth quarter of 2002. The decrease was primarily due to the elimination of deferred revenue related Wet tools as a result of the divestiture of our Wet Business on March 17, 2003. Wet Business product sales accounted for the majority of our deferred revenue. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of six to nine months from product shipment.

       International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 84.2% and 84.5% of net sales for the first quarter of 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for 2003.

Gross Margin

     Our gross margin for the first quarter of 2003 was 27.4%, an increase from 16.1% for the first quarter of 2002. The increase in gross margin was primarily due to higher gross margins associated with wet products shipped in earlier periods for which we received customer acceptance this quarter, better absorption of our production facilities, improved manufacturing overhead efficiencies, royalty revenue recognized from DNS with no associated cost of sales, and a decrease in inventory valuation charges related to the merger that adversely affected margins in the first quarter of 2002.

     The divestiture of our Wet Business on March 17, 2003, will affect the comparability of our gross margins in future periods to our historical margins. We anticipate that our gross margin will rise for the second quarter of 2003, into the mid-30% range.

     Due to intense competition we are continuing to face pricing pressure from competitors that is also affecting our gross margin. In response, we are continuing with our cost reduction efforts and efforts to differentiate our product portfolio. We continue to have excess capacity at our remaining manufacturing sites but have reduced costs at those sites in an effort to improve our gross margin.

     Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels and costs associated with the introduction of new products.

Research, Development and Engineering

     Research, development and engineering expenses for the first quarter of 2003 were $7.6 million, or 11.1% of net sales, as compared to $9.6 million, or 20.7% of net sales, for the first quarter of 2002. The decrease in research, development and engineering expenses in the first quarter of 2003 was primarily due to the reduction of personnel and associated costs, more selective research and development project funding, and various cost control measures that resulted in reduction in expenses. Total research, development and engineering expenses declined from $8.5 million in the fourth quarter of 2002 as a result of the reduction of personnel and continuing cost controls during the first quarter of 2003. Our results for the first quarter ending March 30, 2003 reflect research, development and engineering expenses relating to our Wet Business only until March 17, 2003, the date the disposition was completed. As a result of the divestiture, we expect our research, development and engineering expenses to decrease in future periods, compared to historical expenses.


Selling, General and Administrative

     Selling, general and administrative expenses for the first quarter of 2003 were $16.9 million, or 24.9% of net sales, as compared to $22.1 million, or 47.8% of net sales, for the first quarter of 2002. The decrease in selling, general and administrative expenses is primarily due to a reduction in personnel and related costs, fewer buildings, lower utilities, lower sales commissions, and lower travel expenses. Total selling, general and administrative expenses declined from $21.0 million in the fourth quarter of 2002, as a result of the reduction of personnel and continuing cost controls during the first quarter of 2003. Our results for the first quarter ending March 30, 2003 reflect selling, general and administrative expenses relating to our Wet Business only until March 17, 2003, the date disposition was completed. As a result of the divestiture, we expect our selling, general and administrative expenses to decrease in future periods, compared to historical expenses.


Amortization of Goodwill and Intangibles

     We no longer amortize goodwill following our adoption of SFAS 142 on January 1, 2002. We continue to amortize the identified intangibles, in an amount estimated to be $2.2 million for fiscal 2003 and thereafter $1.3 million for each fiscal years 2004 and 2005.

Interest and Other Income

     Interest and other income for the first quarter of 2003 was $1.2 million, or 1.8% of net sales, as compared to approximately $1,000, for the first quarter of 2002. During the first quarter of 2003, other income consisted of interest income of $0.3 million resulting from the investment of our cash balances, a foreign exchange gain of $0.5 million and other income of $0.4 million. In the same period of 2002, interest income of $0.5 million primarily related to the investment of our cash balances, and a foreign exchange gain of $0.9 million were offset by interest expense of $1.4 million primarily related to interest on our notes payable to SES.


Provision for Income Taxes

     We recorded an income tax benefit for the first quarter of 2003 of approximately $62,000. The benefit consists of the deferred tax benefit on the amortization of certain intangible assets of approximately $454,000 offset by foreign taxes incurred by our foreign sales and service operations of approximately $67,000, foreign withholding taxes of approximately $300,000, and state income taxes of approximately $25,000. There is no US or German current income tax benefit or expense.

     In the first quarter of 2002, we recorded an income tax benefit of $0.1 million which primarily related to the reversal of the deferred tax liability associated with impairment of the related intangible assets. The deferred tax liability was recorded upon acquisition of CFM and the STEAG Semiconductor Division and represented the difference between the book and tax basis of identified intangible assets.


Liquidity and Capital Resources

   Our cash and cash equivalents, excluding restricted cash, were $81.7 million at March 30, 2003, a decrease of $6.2 million from $87.9 million at December 31, 2002. Stockholders' equity at March 30, 2003 was approximately $85.7 million compared to $106.1 million as of December 31, 2002.

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

     Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.5 million at March 30, 2003), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility is through June 20, 2003. We have given a corporate guarantee for this credit facility. At March 30, 2003, the borrowing under this credit facility is $0.8 million.

     On March 29, 2002 we entered into a one-year revolving line of credit with a bank in the amount of $20.0 million. The expiration date of the line of credit has been extended from March 27, 2003 to April 26, 2004. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum quick ratio, minimum tangible net worth and meeting minimum revenue targets. At March 30, 2003, we were in compliance with the covenants and there were no borrowings under this credit line.

     On June 24, 2002, we entered into a settlement agreement and a cross license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million and $105 million, relating to past damages, partial reimbursement of attorney's fee and costs, and royalties. The settlement and minimum royalty payments are payable in varying amounts at varying dates through April 1, 2007, as follows:


  Fiscal Year Ending                      DNS
     December 31,                       Payments
------------------------             --------------
                                     (in thousands)
         2002                          $ 27,000
         2003                            24,000
         2004                             6,000
         2005                             6,000
         2006                             6,000
         2007                             6,000
                                       --------
                  Total                $ 75,000
                                       ========

     Payments under the cross license agreement total a minimum of $30 million and a maximum $60 million. Once total license payments equal $30 million, the minimum payment schedule no longer applies. No further royalties are payable once total payments reach $60 million. The royalty obligations of DNS would cease if all four patents that had been the subject of the lawsuit were to be held invalid by a court. As of March 30, 2003, we had received payments aggregating $27.0 million ($24.3 million, net, after deducting 10% Japanese withholding tax) from DNS under the terms of the settlement agreement. Additionally, in April 2003, we received payments aggregating $13.0 million ($11.7 million, net of withholding tax) from DNS.

     Net cash used in operating activities was $9.3 million during the first quarter of 2003 as compared to $9.3 million provided by operating activities during the same quarter in 2002.

     The net cash used in operating activities during the first quarter of 2003 was primarily attributable to a net loss of $16.0 million, a decrease in deferred revenue of $33.9 million, a decrease in prepaid expenses and other current assets of $9.0 million, a decrease in accounts payable of $1.7 million, and an increase in advanced billings of $1.6 million. The cash used in operating activities was offset by a net loss attributable to the disposition of the Wet Business of $10.3 million, a decrease in inventories of $15.0 million, an increase in accrued liabilities of $11.3 million, a decrease in accounts receivable of $11.4 million, and the non-cash depreciation and amortization of $2.4 million.

     The net cash provided by operating activities during the first quarter of 2002 was primarily attributable to the non-cash depreciation and amortization of $2.4 million, a decrease in accounts receivable of $15.3 million, a decrease in advance billings of $11.3 million and a decrease in inventories of $19.8 million. The cash provided by operating activities was offset by a net loss of $25.8 million, a decrease in deferred revenue of $12.0 million, a decrease in accounts payable of $2.6 million, and a decrease in accrued liabilities of $2.7 million.

     Net cash provided by investing activities was $1.3 million during the first quarter of 2003 as compared to $1.9 million during the same quarter last year. The net cash provided by investing activities during the first quarter of 2003 is attributable to proceeds from the disposition of the Wet Business of $2.0 million offset by purchase of property and equipment of $0.7 million. Net cash provided by investing activities during the first quarter of 2002 was $1.9 million and was attributable to the proceeds from the sale of investments of $4.1 million, and sale of equipment of $2.4 million, offset by purchases of investments of $4.4 million.

     Net cash provided by financing activities was $1.3 million during the first quarter of 2003 as compared $5.1 million used in financing activities during the same quarter last year. The net cash provided by financing activities during the first quarter of 2003 is primarily attributable to borrowing against our Japanese line of credit in the amount of $0.8 million and a decrease in restricted cash of $0.5 million. Net cash used in financing activities during the first quarter of 2002 was $5.1 million and was primarily attributable to the payment against our Japanese line of credit and long-term debt of $5.1 million and an increase in restricted cash by $1.3 million offset by a reduction in the interest accrual on a note payable to SES of $0.6 million, borrowings under our Japanese line of credit in the amount of $0.2 million and proceeds from our stock plans of $0.5 million.

     Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance, and cash generated by our operations. During 2001, 2002 and the first three months of 2003, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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


RISK FACTORS:

Factors That May Affect Future Results and Market Price of Stock

        In this report and from time to time, we may make forward looking statements regarding, among other matters, our anticipated sales and gross margins in future periods, changes in our future costs as result of our disposition of the Wet Business, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties which could cause actual results to differ materially, including those set forth in our Annual Report on Form 10-K, all of which are incorporated here by reference, in addition to the following:


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

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we grew to be a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibited us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended December 31, 2002 and 2001, and for the first quarter of 2003, our net loss was $94.3 million, $336.7 million, and $16.0 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. The net loss in 2002 primarily reflected the impact of our continuing decline in net sales. Subsequent to December 31, 2002, we have sold the Wet Business to SCP, which business had originally been acquired as part of our acquisition of the STEAG Semiconductor Division and CFM. If our actions to date, including our recent sale to SCP of the Wet Business, are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

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


The Sale of Our Wet Business to SCP May Fail to Result in the Benefits We Anticipate, and May Cause Us to Incur Greater Costs Than Anticipated.

     We may not obtain the benefits we expect as a result of the sale of the Wet Business to SCP, such as greater strategic focus on our core businesses. Our agreement with SCP may require an adjustment to the initial purchase price, if the net working capital of the Wet Business after the sale is not within a specified range, and could result in a reduction of the purchase price to us. We expect the purchase price adjustment based on the net working capital at closing to result in a payment to SCP, in an amount approximately $2.0 million. We have agreed with SCP to (i) fund salary and severance costs for certain reductions in force to be implemented in Germany after the closing, (ii) assume real property leases relating to our former Pliezhausen facilities, subject to a sublease of all or a portion of such facilities to SCP, (iii) pay legal fees up to a maximum of $1 million in connection with certain pending patent litigation, and (iv) reimburse SCP for amounts to cover specified arrangements and responsibilities with customers and other costs. We recorded additional accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. However, our actual costs and expenses could be greater or lesser than expected, and if greater, could materially adversely affect our results of operation in future periods.

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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of March 30, 2003.

                                     Fair Value
                                     March 30,
                                        2003
                                   --------------
                                   (In thousands)
Assets
Cash and cash equivalents             $ 81,719
     Average interest rate               0.83%
Restricted cash                          $ 586
     Average interest rate               1.00%


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

     The following table provides information as of March 30, 2003 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                                                 Average           Estimated
                                                                Notional        Contract             Fair
                                                                 Amount           Rate               Value
                                                               ---------        ------------       --------
                                                              (In thousands, except for average contract rate)

Foreign currency forward sell exchange contracts:

   Mattson Technology Inc. (US Dollar equivalent amount)
        Japanese Yen                                         $    4,100          120.28            $   4,119

   Mattson Thermal Products GmbH (Euro equivalent amount)
        U.S. Dollar                                        EUR    8,022            1.04          EUR   7,805
        Japanese Yen                                       EUR    1,722          123.17          EUR   1,676



   The local currency is the functional currency for all our foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. To neutralize its US operation's exposure to exchange rate volatility, the Company keeps EUROS in a foreign currency bank account. The balance of this bank account was 22.3 million EUROS at March 30, 2003.

Item 4. Controls and Procedures

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that, although effective, our disclosure controls and procedures continue to need improvement. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2002, our independent accountant, PricewaterhouseCoopers LLP ("PwC") noted as a reportable condition our ongoing need to improve and automate procedures for our month-end closings. As previously reported, the same condition had been noted by our former independent accountants, Arthur Andersen LLP, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2001. Our management did not disagree with the report made by PwC or Andersen. In the first quarter of 2003, we implemented a new computerized system to automate these procedures. Our work to implement and improve the new system continues as an active project.

          (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the quarterly evaluation by our senior management referenced in paragraph (a) above. As noted in paragraph (a) above, in the first quarter of 2003 we implemented a new computer system to automate our monthly closing procedures.




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

     As previously reported in our most recent annual report on Form 10-K, we have been litigating three ongoing cases involving wet surface preparation intellectual property, all of which were brought in the United States District Court for the District of Delaware by our subsidiary Mattson Wet Products, Inc. (formerly CFM Technologies, Inc.) and our former subsidiary Mattson Technology IP, Inc. (formerly CFMT, Inc.). On March 17, 2003, we divested our wet surface preparation business. As part of that transaction, we sold the stock of Mattson Technologies IP, Inc., which is the owner of all the patents at issue in the three cases, and we sold the operating assets of Mattson Wet Products, Inc., including its right to damages in the pending lawsuits, to SCP Global Technologies, Inc. As a result, we no longer control Mattson Technology IP, Inc. and its actions in the pending patent litigations, although our subsidiary Mattson Wet Products, Inc. remains as a nominal co-plaintiff in those actions. Except as reported in our most recent annual report on Form 10-K, there have been no material developments in the pending cases during the first quarter of 2003.

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

               None

     Item 5. Other Information.

               None

     Item 6. Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                     2.5(1)    Stock and Asset Purchase Agreement for Wet Products Division dated as of February 12, 2003, by and among Mattson Technology, Inc., a Delaware corporation, Mattson International, Inc., a Delaware corporation, Mattson Wet Products, Inc., a Pennsylvania corporation, Mattson Technology Finance,
                               Inc., a Delaware corporation, and SCP Global Technologies, Inc., an Idaho corporation.

                     2.6(1)    First Amendment to Stock and Asset Purchase Agreement for Wet Products Division dated as of March 17,
                               2003, by and among Mattson Technology, Inc., a Delaware corporation, Mattson International, Inc., a
                               Delaware corporation, Mattson Wet Products, Inc., a Pennsylvania corporation, Mattson Technology
                               Finance, Inc., a Delaware corporation, and SCP Global Technologies, Inc., an Idaho corporation.

                     3.1(2)    Amended and Restated Certificate of Incorporation of the Company

                     3.2(3)    Third Amended and Restated Bylaws of the Company

                    10.15      Sublease agreement dated February 27, 2003, by and between Lam Research Corporation, a Delaware
                               Corporation, and Mattson Technology, Inc., a Delaware Corporation, for lease of building.

                    10.16      Lease agreement dated September 2, 2001, by and between RENCO EQUITIES IV, a California partnership, and Lam Research Corporation, a Delaware Corporation, for lease of building.

                     99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

                     99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                     99.3      Risk Factors incorporated by reference to Annual Report on Form 10-K.


                                       31

          (b)  Reports on Form 8-K

                    None

-----------

(1) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on April 1, 2003.

(2) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(3) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MATTSON TECHNOLOGY, INC.



Date: May 14, 2003
                                        /s/ David Dutton
                                    ---------------------------------------
                                        David Dutton
                                        President and Chief Executive Officer




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


Date: May 14, 2003            /S/ DAVID DUTTON
                              -------------------------------------
                              David Dutton
                              President and Chief Executive Officer

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


Date: May 14, 2003                        /S/ LUDGER VIEFHUES
                                          -------------------------------------
                                          Ludger Viefhues
                                          Executive Vice President-Finance and
                                          Chief Financial Officer