Form 10-Q
period 2003-06-29
MATTSON TECHNOLOGY INC
filed 2003-08-13
CIK 928421

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

                  For the quarterly period ended June 29, 2003

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                         Commission file number 0-21970

                               ------------------

                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                       77-0208119
                          --------                       ----------
                  (State or other jurisdiction         (I.R.S. Employer
              of incorporation or organization)      Identification No.)


                47131 Bayside Parkway, Fremont, California  94538
                  --------------------------------------    -----
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


Number of shares of common stock outstanding as of July 31, 2003: 44,974,373.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at June 29, 2003
             and December 31, 2002 .......................................... 3

          Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2003 and June 30, 2002 ........... 4

          Condensed Consolidated Statements of Cash Flows for the six
             months ended June 29, 2003 and June 30, 2002  .................. 5

          Notes to Condensed Consolidated Financial Statements .............. 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ......................................... 17


Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 34


Item 4.   Controls and Procedures .......................................... 35



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings ................................................ 36


Item 2.   Changes in Securities ............................................ 36


Item 3.   Defaults Upon Senior Securities................................... 36


Item 4.   Submission of Matters to a Vote of Security Holders............... 36


Item 5.   Other Information................................................. 36


Item 6.   Exhibits and Reports on Form 8-K ................................. 37


          Signatures........................................................ 38

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                 June 29,         December 31,
                                                                   2003              2002
                                                                ---------          ---------
Current assets:
  Cash and cash equivalents                                      $ 84,163           $ 87,879
  Restricted cash                                                     593              1,105
  Accounts receivable, net                                         22,018             34,834
  Advance billings                                                 17,406             27,195
  Inventories                                                      28,148             50,826
  Inventories - delivered systems                                   2,544             47,444
  Prepaid expenses and other current assets                        17,675             13,676
                                                                ---------          ---------
       Total current assets                                       172,547            262,959
Property and equipment, net                                        15,307             18,855
Goodwill                                                            8,239             12,675
Intangibles                                                         3,283             15,254
Other assets                                                        1,252              2,416
                                                                ---------          ---------
                                                                $ 200,628          $ 312,159
                                                                =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $ 11,051           $ 14,346
  Accrued liabilities                                              75,018             77,795
  Deferred revenue                                                 32,241            108,698
                                                                ---------          ---------
       Total current liabilities                                  118,310            200,839
                                                                ---------          ---------

Long-term liabilities:
  Deferred income taxes                                             1,247              5,215
                                                                ---------          ---------
       Total long-term liabilities                                  1,247              5,215
                                                                ---------          ---------
       Total liabilities                                          119,557            206,054
                                                                ---------          ---------

Commitments and contingencies (Note 14)
 Stockholders' equity:
  Common stock                                                         45                 45
  Additional paid-in capital                                      542,807            542,482
  Accumulated other comprehensive income                            7,309              7,131
  Treasury stock                                                   (2,987)            (2,987)
  Accumulated deficit                                            (466,103)          (440,566)
                                                                ---------          ---------
       Total stockholders' equity                                  81,071            106,105
                                                                ---------          ---------
                                                                $ 200,628          $ 312,159
                                                                =========          =========

     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                               -------------------------      ------------------------
                                                                 June 29,      June 30,        June 29,      June 30,
                                                                   2003          2002            2003          2002
                                                                --------       --------        --------      --------
Net sales                                                       $ 30,535       $ 47,263        $ 98,293      $ 93,468
Cost of sales                                                     18,442         37,810          67,609        76,596
                                                                --------       --------        --------      --------
  Gross profit                                                    12,093          9,453          30,684        16,872
                                                                --------       --------        --------      --------
Operating expenses:
  Research, development and engineering                            6,683          9,348          14,233        18,912
  Selling, general and administrative                             12,798         21,098          29,671        43,195
  Amortization of intangibles                                        328          1,687           1,495         3,374
                                                                --------       --------        --------      --------
     Total operating expenses                                     19,809         32,133          45,399        65,481
                                                                --------       --------        --------      --------
Loss from operations                                              (7,716)       (22,680)        (14,715)      (48,609)
Loss on disposition of Wet Business                                    -              -         (10,257)            -
Interest and other expense, net                                   (1,605)        (2,005)           (402)       (2,004)
                                                                --------       --------        --------      --------
Loss before provision for (benefit from) income taxes             (9,321)       (24,685)        (25,374)      (50,613)
Provision for (benefit from) income taxes                            225           (162)            163          (313)
                                                                --------       --------        --------      --------
Net loss                                                         $(9,546)      $(24,523)       $(25,537)     $(50,300)
                                                                 =======       ========        ========      ========
Net loss per share:
     Basic                                                       $ (0.21)       $ (0.58)        $ (0.57)      $ (1.27)
                                                                 =======       ========        ========      ========
     Diluted                                                     $ (0.21)       $ (0.58)        $ (0.57)      $ (1.27)
                                                                 =======       ========        ========      ========
Shares used in computing net loss per share:
     Basic                                                        44,897         42,315          44,878        39,712
                                                                 =======       ========        ========      ========
     Diluted                                                      44,897         42,315          44,878        39,712
                                                                 =======       ========        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                  ------------------------
                                                                                   June 29,       June 30,
                                                                                    2003           2002
                                                                                  --------       ---------
Cash flows from operating activities:
  Net loss                                                                        $(25,537)      $ (50,300)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                                    3,248           4,855
     Deferred taxes                                                                    578          (1,214)
     Amortization of goodwill and intangibles                                        1,496           3,374
     Loss on disposal of Wet Business                                               10,257               -
     Loss on disposal of property and equipment                                        651             607
     Stock-based compensation                                                            -             125
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                          11,841          17,527
       Advance billings                                                              3,172          20,703
       Inventories                                                                   3,852           9,340
       Inventories - delivered systems                                              14,059          24,572
       Prepaid expenses and other current assets                                    (6,431)          2,400
       Other assets                                                                    897            (745)
       Accounts payable                                                             (3,207)          2,597
       Accrued liabilities                                                           1,550          (8,759)
       Deferred revenue                                                            (28,143)        (31,381)
                                                                                  --------       ---------
Net cash used in operating activities                                              (11,717)         (6,299)
                                                                                  --------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                 (891)           (652)
  Proceeds from the sale of equipment                                                    -           2,939
  Proceeds from the disposition of Wet Business                                      2,000               -
  Purchases of investments                                                               -          (5,118)
  Proceeds from the sale and maturity of investments                                     -           9,590
                                                                                  --------       ---------
Net cash provided by investing activities                                            1,109           6,759
                                                                                  --------       ---------
Cash flows from financing activities:
  Restricted cash                                                                      512            (863)
  Payments on line of credit and long-term debt                                       (475)         (5,341)
  Borrowings against line of credit                                                    810             194
  Payment on STEAG notes payable                                                         -          (1,204)
  Change in interest accrual on STEAG note                                               -           1,255
  Proceeds  from the issuance of common stock, net of costs                              -          34,861
  Proceeds from the issuance of common stock under stock plans                         325           1,342
                                                                                  --------       ---------
Net cash provided by financing activities                                            1,172          30,244
                                                                                  --------       ---------
Effect of exchange rate changes on cash and cash equivalents                         5,720           6,628
                                                                                  --------       ---------
Net increase (decrease) in cash and cash equivalents                                (3,716)         37,332
Cash and cash equivalents, beginning of period                                      87,879          64,057
                                                                                  --------       ---------
Cash and cash equivalents, end of period                                          $ 84,163       $ 101,389
                                                                                  ========       =========


     See accompanying notes to condensed consolidated financial statements.

                        MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 2003
                                  (unaudited)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization periods, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

     The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of results that may be expected for the future quarters or for the entire year ending December 31, 2003.


Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is assessing the effect of SFAS 149 and does not expect its adoption, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.


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

     The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                   Three Months Ended             Six Months Ended
                                                               -------------------------      ------------------------
                                                                 June 29,      June 30,        June 29,      June 30,
                                                                   2003          2002            2003          2002
                                                                --------       --------        --------      --------
Net loss:
   As reported                                                 $ (9,546)      $  (24,523)      $(25,537)     $(50,300)
   Add: Total stock-based employee compensation expense
       included in net loss                                         --               --             --            --
   Deduct: Total stock-based employee compensation
       expense determined under fair value based method for
       all awards, net of related tax effects                      (685)          (1,743)        (1,158)       (4,317)
                                                               --------       ----------       --------      --------
   Pro forma                                                   $(10,231)      $  (26,266)      $(26,695)     $(54,617)
                                                               ========       ==========       ========      ========
Diluted net loss per share:
   As reported                                                 $  (0.21)      $    (0.58)      $  (0.57)     $  (1.27)
   Pro forma                                                   $  (0.23)      $    (0.62)      $  (0.59)     $  (1.38)


Note 2   Balance Sheet Detail (in thousands):

                                                   June 29,      December 31,
                                                     2003           2002
                                                   --------       --------
Inventories:
  Purchased parts and raw materials                $ 12,018        $ 27,085
  Work-in-process                                    15,904          20,492
  Finished goods                                        226           3,249
                                                   --------        --------
                                                   $ 28,148        $ 50,826
                                                   ========        ========

Accrued liabilities:
  Warranty and installation                        $ 17,437        $ 16,486
  Accrued compensation and benefits                   8,014          11,140
  Income taxes                                        6,364           5,797
  Commissions                                           575           2,273
  Customer deposits                                   1,226             893
  Line of credit                                        335               -
  Other                                              41,067          41,206
                                                   --------        --------
                                                   $ 75,018        $ 77,795
                                                   ========        ========
Note 3   Disposition of Wet Business

     On March 17, 2003, the Company sold the portion of its business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division and CFM. As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained rights to all the cash from the Wet Business entities, and the Company retained all rights to payments under the settlement and license agreements with DNS. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide. The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price is subject to adjustment based on a number of things, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. There has been no earn-out during the second quarter of 2003. The Company's obligation towards the net working capital adjustment payment is still under determination. Pending final determination, the Company anticipates its payment exposure to be in the range from zero to $2.0 million. The Company is obligated to (i) fund salary and severance costs relating to reductions in force to be implemented in Germany after the closing, (ii) assume certain real property leases relating to transferred facilities, subject to a sublease to SCP, (iii) reimburse SCP for future legal fees, up to a maximum of $1 million, in pending patent litigations, and (iv) reimburse SCP for amounts necessary to cover specified customer responsibilities. During the first quarter of 2003, the Company recorded additional accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. The Company did not record any additional accrual for this transaction during the second quarter of 2003.

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
                                                                   ========

      (A) Included in the Other category are cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of Wet Business.

     During the second quarter of 2003, the Company paid $1.4 million relating to reductions in force, $1.5 million for investment banker's fees, $0.3 million for legal fees, and $0.3 million for accounting and other professional fees which were charged against accruals set up upon the closing of the sale (and included in the "other" category of the loss on disposition of the Wet Business).

     Over the next three or more quarters, the Company expects to make cash payments as a result of the post-closing obligations related to the disposition of the Wet Business in an amount estimated to be approximately $15 million. The actual amount to be paid is uncertain, and could be more or less than the estimate.

     The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2001, 2002 and first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Condensed Consolidated Statements of Operations for the three and six months ending June 29, 2003, to its reported results from prior periods. For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of RTP products and strip products, and royalties received from Dainippon Screen Manufacturing Co., Ltd. ("DNS"). (See Note 11). Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of RTP and strip products, and royalties received from DNS. The following table summarizes the amounts of net sales of the Company for the four quarters of 2002 and the first two quarters of 2003 attributable to Wet Business products, RTP and strip products, and royalties from DNS:

                                       Net Sales (in millions)
                            ---------------------------------------------
                               Wet        RTP and      DNS
     Three Months            Business      Strip     Royalty      Total
        Ended                Products     Products   Revenue    Net Sales
---------------------       ---------     --------   -------   ----------

    March 31, 2002           $ 23.7       $ 22.5      $   -      $ 46.2
    June 30, 2002              15.3         32.0          -        47.3
  September 29, 2002           15.5         42.3        3.0        60.8
  December 31, 2002            23.0         22.9        3.3        49.2
                             ------      -------      -----      ------
                             $ 77.5      $ 119.7      $ 6.3      $203.5
                             ======      =======      =====      ======

    March 30, 2003           $ 32.3       $ 32.5      $ 3.0      $ 67.8
    June 29, 2003                 -         27.5        3.0        30.5
                             ------      -------      -----      ------
                             $ 32.3       $ 60.0      $ 6.0      $ 98.3
                             ======      =======      =====      ======



Note 4   Goodwill and Intangible Assets

     The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances (in thousands):

                                                       June 29, 2003                             December 31, 2002
                                           -------------------------------------        -------------------------------------
                                             Gross                       Net              Gross                        Net
                                            Carrying    Accumulated    Carrying          Carrying     Accumulated    Carrying
                                             Amount     Amortization    Amount            Amount      Amortization    Amount
                                            ---------   ------------   --------          ---------    ------------   --------

Goodwill                                      $ 8,239       $      -     $ 8,239         $ 12,675     $      -      $ 12,675
Developed technology                            6,565         (3,282)      3,283           24,994       (9,740)       15,254
                                             --------       --------    --------         --------     --------      --------
Total goodwill and intangible assets         $ 14,804       $ (3,282)   $ 11,522         $ 37,669     $ (9,740)     $ 27,929
                                             ========       ========    ========         ========     ========      ========




     Amortization expense related to intangible assets was as follows (unaudited, in thousands):


                                      For the Three Months Ended         For the Six Months Ended
                                     ----------------------------     ----------------------------
                                       June 29,        June 30,         June 29,       June 30,
                                         2003            2002             2003           2002
                                       -------         -------          -------        -------
Developed technology amortization       $ 328          $ 1,687          $ 1,495        $ 3,374
                                        =====          =======          =======        =======

     The Company adopted SFAS No. 142 on January 1, 2002 and is no longer amortizing goodwill. The Company completed the annual goodwill impairment test in the fourth quarter of 2002 and determined no impairment existed. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $0.7 million for the remainder of fiscal 2003 and thereafter $1.3 million for each of fiscal years 2004 and 2005. In the first quarter of 2003, the Company sold goodwill amounting to $4.4 million and intangible assets relating to developed technology with a net book value of $10.5 million, in connection with the Wet Business divestiture.

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


                                                 Three Months Ended             Six Months Ended
                                               ----------------------       ----------------------
                                               June 29,     June 30,         June 29,     June 30,
                                                 2003         2002             2003         2002
                                               -------      --------         -------      --------

BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders        $(9,546)     $ (24,523)      $ (25,537)    $(50,300)
                                               =======      =========       =========     ========
  Weighted average common shares outstanding    44,897         42,315          44,878       39,712
                                               =======      =========       =========     ========
  Basic and diluted loss per share             $ (0.21)     $   (0.58)      $   (0.57)    $  (1.27)
                                               =======      =========       =========     ========

     Total stock options outstanding at June 29, 2003 and June 30, 2002 of 5,145,898 and 4,548,669 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.


Note 6 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     The following are the components of comprehensive loss:



                                               Three Months Ended             Six Months Ended
                                           ---------------------------     -----------------------
(in thousands)                             June 29,        June 30,        June 29,       June 30,
                                             2003            2002            2003           2002
                                           --------       --------        ---------      ---------

Net loss                                   $ (9,546)      $(24,523)        $(25,537)      $(50,300)

Cumulative translation adjustments              429          8,058              300          7,995
Decrease in minimum pension liability          --             --               --              (36)
Unrealized investment gain (loss)                (1)          --                 87            (16)
Loss on cash flow hedging instruments          (175)          --               (209)          (116)
                                           --------       --------         --------       --------
Comprehensive loss                         $ (9,293)      $(16,465)        $(25,359)      $(42,473)
                                           ========       ========         ========       ========

     The components of accumulated other comprehensive income, net of related tax, are as follows:


    (in thousands)                             June 29,        December 31,
                                                 2003            2002
                                               -------          -------

    Cumulative translation adjustments         $ 7,148          $ 6,848
    Unrealized investment loss                    --                (87)
    Gain on cash flow hedging instruments          161              370
                                               -------          -------
                                               $ 7,309          $ 7,131
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

The following is net sales information by geographic area for the periods presented (dollars in thousands):


                                               Three Months Ended                              Six Months Ended
                                      ---------------------------------------       ---------------------------------------
                                        June 29, 2003         June 30, 2002           June 29, 2003         June 30, 2002
                                      ---------------       -----------------       ---------------       -----------------
                                         ($)      (%)          ($)       (%)           ($)      (%)         ($)        (%)
                                      --------    ---       --------     ---        --------    ---       --------     ---
United States                          $ 5,811     19       $ 15,134      32        $ 16,526     17       $ 22,297      24
Germany                                  7,532     25          6,846      15          15,760     16         12,703      14
Europe - others                              3     --          5,386      11             536     --         10,044      11
Taiwan                                   4,606     15         10,910      23          24,382     25         17,965      19
Asia Pacific (including Korea,
   Singapore and China)                  1,297      4          7,009      15          27,644     28         24,723      26
Japan                                   11,286     37          1,978       4          13,445     14          5,736       6
                                      --------              --------                --------              --------
                                      $ 30,535              $ 47,263                $ 98,293              $ 93,468
                                      ========              ========                ========              ========


     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

   For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the second quarter of 2003, two customers accounted for 15% and 22% of net sales. In the second quarter of 2002, two customers accounted for 18% and 14% of net sales.

     At June 29, 2003, three customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 16%, 13% and 12%, respectively. At December 31, 2003, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 17% and 14%, respectively.

Note 8 Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.6 million at June 29, 2003), secured by specific trade accounts receivable of the Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility has been extended from June 20, 2003 to June 20, 2004. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At June 29, 2003, $0.3 million had been borrowed under this credit facility, which is included in accrued liabilities in the Condensed Consolidated Balance Sheet. In July 2003, the Company repaid the entire borrowing.

     The Company has a revolving line of credit with a bank in the amount of $20.0 million, which will expire on April 26, 2004. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, which were modified in April 2003, including maintaining a minimum unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At June 29, 2003, the Company was in compliance with the covenants and there were no borrowings under this credit line.


Note 9 Private Placement

     On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of then outstanding promissory notes at $6.15 per share. The remaining
6.1 million shares were sold to other investors at $6.15 per share, for aggregate gross cash proceeds of $37.5 million.


Note 10 Related Party Transactions

     At June 29, 2003, the Company had outstanding three loans to Brad Mattson, who was formerly a director and the Chief Executive Officer of the Company. At June 29, 2003, a total of $2,975,566 in principal was outstanding under these loans. At July 31, 2003, one of the loans had been fully repaid and $1,150,162 in principal remained outstanding under the two remaining loans. The history of the loans is as follows. In the second quarter of 2000, the Company extended a loan to Mr. Mattson in the principal amount of $200,000, with interest payable at 6% per annum. Mr. Mattson repaid the full balance due under this loan in July 2003. In April 2002, the Company extended a loan to Mr. Mattson in the principal amount of $700,000. This loan did not bear interest and was due and payable on August 31, 2002. Mr. Mattson has partially repaid this loan, in the amount of $200,000, and there is a remaining balance due of $500,000. On July 3, 2002, the Company extended an additional loan to Mr. Mattson in the principal amount of $2,600,647. The interest rate on this loan is the prime rate plus 125 basis points. The loan is secured by a pledge of shares of stock of the Company, and was due and payable on December 31, 2002. In late December 2002, the Company entered into a Forbearance Agreement with Mr. Mattson in which the Company agreed to forbear from taking legal action provided that Mr. Mattson repays the Company in quarterly installments, with final payment due December 31, 2003. Mr. Mattson resigned as an officer of the Company in October 2001 and resigned as a director in November 2002.

     At June 29, 2003, the Company had outstanding one loan to Diane Mattson, a shareholder, in the principal amount of $1,751,058. At August 7, 2003, an installment payment had been repaid and $1,293,669 in principal remained outstanding under the loan. The history of this loan is as follows. In April 2002, the Company extended a loan to Ms. Mattson in the principal amount of $700,000. The loan did not bear interest and was due and payable on August 31, 2002. On July 3, 2002, the Company issued an additional loan to Ms. Mattson in the principal amount of $1,141,058. The Company and Ms. Mattson subsequently agreed to consolidate her loans, such that she owed the Company $1,841,058 under the terms of the July 3, 2002 loan. The interest rate on this loan is the prime rate plus 125 basis points. The loan is secured by a pledge of shares of stock of the Company. Ms. Mattson and the Company have agreed to payment terms under which her loan is payable in quarterly installments beginning June 30, 2003, with final payment due June 30, 2004.

Note 11  DNS Patent Infringement Suit Settlement

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the Wet Business, the Company sold to SCP the subsidiary that owns the patents licensed to DNS. As a result of the disposition of the Wet Business, the Company is no longer a party to a cross license agreement pertaining to wet processing systems signed with DNS under the settlement agreement. However, the Company retained all rights to payments under the settlement and license agreements. (See Note
3).The settlement agreement and license agreement requires DNS to make payments to Mattson totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney's fee and costs, and royalties. The settlement and minimum royalty payments are payable in varying amounts at varying dates through April 1, 2007, as follows:

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
                                              ========


     During the second quarter of 2003, the Company received $13.0 million ($11.7 million, net of 10% Japanese withholding tax) from DNS. As of June 29, 2003, the Company has received payments aggregating $40.0 million ($36.0 million, net of 10% Japanese withholding tax) from DNS under the terms of the settlement agreement.

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to Mattson are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in the income statement on a straight-line basis over the license term. During the three and six months ended June 29, 2003, the Company recognized approximately $3.0 million and $6.0 million, respectively, of royalty income.

Note 12  Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual for the three and six months ended June 29, 2003 and June 30, 2002:

       (in thousands)                                            Three months ended              Six months ended
                                                               ------------------------      ----------------------
                                                                 June 29,     June 30,         June 29,    June 30,
                                                                   2003         2002             2003        2002
                                                                 --------     --------         --------    --------
       Balance at beginning of period                            $ 17,537     $ 21,801         $ 16,486    $ 19,936
       Accrual for warranties issued during the period              1,947        2,786            4,154       6,008
       Changes in liability related to pre-existing warranties          -       (2,510)               -      (2,510)
       Settlements made during the period                          (2,047)      (2,898)          (3,203)     (4,255)
                                                                 --------     --------         --------    --------
       Balance at end of period                                  $ 17,437     $ 19,179         $ 17,437    $ 19,179
                                                                 ========     ========         ========    ========


     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required. As of June 29, 2003, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $0.8 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or under which the Company may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters. Customarily, payment by the Company with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company's financial position or results of operations.

Note 13  Restructuring and Other Charges

     During the third and fourth quarter of 2002, the Company recorded restructuring and other charges of $17.3 million in connection with the plan to align its cost structure with projected sales resulting from the unfavorable economic conditions and to reduce future operating expenses. The $17.3 million restructuring and other charges for this restructuring program included a workforce reduction at certain locations of $3.4 million, the shut-down of the Malvern, Pennsylvania operations and the consolidation of other excess facilities of $2.3 million, the write-down of certain fixed assets of $6.5 million, the write-down of certain intangible assets of $4.4 million, and the write-down of certain other long-term assets of $0.7 million.

     The following is a summary of activities remaining in the restructuring-related accruals during the six month period ended June 29, 2003:

                                                           Cash Payments
                                                              during
                                                             Six months
                                      Liability as of           ended         Liability as of
                                     December 31, 2002     June 29, 2003       June 29, 2003
                                      ----------------     -------------      ---------------

Workforce reduction                       $ 2,307            $(1,959)              $   348
Consolidation of excess facilities          2,056               (355)                1,701
                                          -------            -------               -------
Total                                     $ 4,363            $(2,314)              $ 2,049
                                          =======            =======               =======


     The Company anticipates that the accrued liabilities at June 29, 2003 for the workforce reduction and the consolidation of excess facilities will be paid out in the next three months and the next two to three years, respectively.


Note 14 Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings has approximately 16 years remaining with an approximate combined rental cost of $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. The administrative building has been sublet for a period of five years with an option for the subtenant to extend for an additional five years. The sublease is expected to cover all related costs on the administrative building. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. On July 23, 2003, the Company sublet the manufacturing building at the Exton, Pennsylvania location for a period of approximately three years, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million lease payments, is expected to cover all related costs on the manufacturing building for the approximately three year lease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $14.3 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next sixteen years, less any sublet amounts.

     In connection with the disposition of the Wet Business, the Company agreed to assume the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease has approximately 3 years remaining with an approximate rental cost of $1.2 million annually. The Company has sublet the facilities to SCP on terms that cover all rent and costs payable by the Company under the primary lease. During the second quarter of 2003, the Company received sublease payments of approximately $384,000 from SCP. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease, in which case the Company would become responsible for the lease costs, net of cost recovery efforts and any sublease income.

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


Note 15 Income Taxes

     In the second quarter of 2003, the Company recorded an income tax provision of approximately $0.2 million, and approximately $0.2 million for the first six months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by it's foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.6 million. There is no US or German current income tax benefit or expense. The effective income tax rate was a negative 0.6% for the six months ended June 29, 2003.

     In the second quarter of 2002, the Company recorded an income tax benefit of approximately $0.1 million, and approximately $0.3 million for the first six months of 2002, which consisted of foreign taxes incurred by it's foreign sales and service operations of $0.2 million, other foreign taxes of $0.6 million, and state income taxes of $0.1 million, partially offset by deferred tax benefit on the amortization of certain intangible assets of $1.2 million. There was no US or German current income tax benefit or expense. The effective income tax rate was 0.6% for the six months ended June 30, 2002.



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

Overview

   We are a leading supplier of semiconductor wafer processing equipment used in the front-end-of-line fabrication of integrated circuits. Our products include dry strip, rapid thermal processing ("RTP") and plasma enhanced chemical vapor deposition ("PECVD") equipment. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity to semiconductor manufacturers for both 200 mm and 300 mm wafer production at technology nodes at and below 130 nm.

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn since 2001, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors occurred throughout 2001 and 2002, and have continued into 2003. Global economic conditions and consumer-related demand have not improved, resulting in low levels of investment in manufacturing capacity and corporate infrastructure. The overall demand outlook is still uncertain over the intermediate term, and our backlog of firm orders is at a relatively low level in relation to our anticipated sales. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. During 2002 and first quarter of 2003, we took steps to restructure our operations and reduce our operating cost levels to align them with expected market conditions. Although we continue to look for ways to reduce costs, we are largely dependent upon increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and adversely affect our financial position and results of operations.

     On January 1, 2001, we simultaneously acquired the semiconductor equipment division of STEAG Electronic Systems AG (the "STEAG Semiconductor Division") and CFM Technologies, Inc. ("CFM"), which we refer to as "the merger." The merger substantially changed the size of our company and the nature and breadth of our product lines. At the time we completed the merger, our industry was entering an economic downturn that deepened sequentially and still continues. The merger more than doubled the size of our company, and we faced a number of challenges in integrating the merged companies, coupled with the impact of lower sales as a result of the downturn in the industry, that resulted in excess production capacity. Subsequently, during 2002, we took steps to realign our workforce and production capacity in light of business levels experienced at that time.

     During 2002, we determined to refocus our business on our core technologies in dry strip and rapid thermal processing. Restructuring actions were taken in 2002 and the first quarter of 2003 to align our business with this focus and to reduce operational expenses. As part of this restructuring effort, we divested one significant line of business, our wet surface preparation products business (our "Wet Business"), which was sold to SCP Global Technologies, Inc. ("SCP") on March 17, 2003. We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the STEAG Semiconductor Division and CFM. We also narrowed our CVD focus to a limited number of strategic customers, and divested the subsidiary that had constituted our epi products group. These divestitures were the last major actions in completing our strategic restructuring plan. These actions are intended to reduce our cost structure and allow us to concentrate resources on the development of core products in enabling RTP and strip solutions. Our Wet Business represented a significant portion of our revenues and our costs in 2001, 2002 and the first quarter of 2003, and the divestiture of that business will affect the comparability of our financial statements in future periods to our reported results for 2001, 2002 and the first quarter of 2003.

     As part of our disposition of the Wet Business, SCP acquired the operating assets, including customer contracts and inventory, of one of our subsidiaries (formerly CFM Technologies, Inc.), all outstanding stock of Mattson Technology IP, Inc., which is the owner of various patents relating to the Wet Business, and all equity ownership of Mattson Wet Products GmbH, a German corporation that owned the principal Wet Business operations. We retained rights to all cash in the Wet Business, and all rights to payments under the settlement and license agreements with DNS, but we transferred all rights to any damages under pending Wet Business patent litigation to SCP. Upon closing, SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide. During the first quarter of 2003, we recorded accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. We did not record any additional accrual for this transaction during the second quarter of 2003.

     On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Depending on the volume of future product sales by DNS, we could receive up to an additional $30 million in royalty payments. We determined, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on our analysis, which included an independent appraisal, we allocated $15.0 million to past damages, which we recorded as "other income" during 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. During 2002 and in the first six months of 2003, we recognized royalty revenue of approximately $6.3 million and $6.0 million, respectively. During 2002, DNS made payments of $27.0 million and during the first six months of 2003 DNS made payments of $13.0 million, aggregating to $40.0 million.

    During the three and six month periods ended June 29, 2003, we had net losses of $9.5 million and $25.5 million, respectively. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales or reductions in our cost structures in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial position and results.


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

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of our wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value of the individual elements. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

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


Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                         Three Months Ended          Six Months Ended
                                                        --------------------    -   -------------------
                                                         June 29,   June 30,        June 29,  June 30,
                                                          2003       2002            2003       2002
                                                        ---------  ---------    -  ---------  ---------

Net sales                                                 100.0%     100.0%          100.0%     100.0%
Cost of sales                                              60.4%      80.0%           68.8%      81.9%
                                                          ------     ------          ------     ------
  Gross profit                                             39.6%      20.0%           31.2%      18.1%
                                                          ------     ------          ------     ------
Operating expenses:
  Research, development and engineering                    21.9%      19.8%           14.5%      20.3%
  Selling, general and administrative                      41.9%      44.6%           30.2%      46.2%
  Amortization of intangibles                               1.1%       3.6%            1.5%       3.6%
                                                          ------     ------          ------     ------
     Total operating expenses                              64.9%      68.0%           46.2%      70.1%
                                                          ------     ------          ------     ------
Loss from operations                                       (25.3)%    (48.0)%         (15.0)%    (52.0)%
Loss on disposition of Wet Business                          --         --            (10.4)%      --
Interest and other expense, net                             (5.3)%     (4.2)%          (0.4)%     (2.1)%
                                                          ------     ------          ------     ------
Loss before provision for (benefit from) income taxes      (30.6)%    (52.2)%         (25.8)%    (54.1)%
Provision for (benefit from) income taxes                     0.7%     (0.3)%            0.2%     (0.3)%
                                                          ------     ------          ------     ------
Net loss                                                   (31.3)%    (51.9)%         (26.0)%    (53.8)%
                                                          ======     ======          ======     ======


     The divestiture of our Wet Business in the first quarter of 2003 has significantly affected the comparability of our net sales and our costs in the three and six month periods ended June 29, 2003 to our reported results for prior periods. Our reported results for 2002 and the first quarter of 2003 include sales of Wet Business products, and related costs, while our results for the second quarter of 2003 do not. The following table summarizes the amount of our net sales in each quarter of 2002 and in the first two quarters of 2003 attributable to products of the Wet Business, to RTP and strip products, and to royalties from DNS. We believe this additional information regarding our prior period sales will facilitate comparison of our current and future results of operations to our results from prior periods:



                                           Net Sales (in millions)
                                ---------------------------------------------
                                   Wet       RTP and        DNS
            Three Months         Business     Strip       Royalty      Total
               Ended             Products    Products     Revenue    Net Sales
        ---------------------    --------    --------     -------    ---------

           March 31, 2002          $ 23.7     $ 22.5       $  --      $ 46.2
           June 30, 2002             15.3       32.0          --        47.3
         September 29, 2002          15.5       42.3         3.0        60.8
         December 31, 2002           23.0       22.9         3.3        49.2
                                   ------    -------       -----      ------
                                   $ 77.5    $ 119.7       $ 6.3      $203.5
                                   ======    =======       =====      ======

           March 30, 2003          $ 32.3     $ 32.5       $ 3.0      $ 67.8
           June 29, 2003               --       27.5         3.0        30.5
                                   ------    -------       -----      ------
                                   $ 32.3     $ 60.0       $ 6.0      $ 98.3
                                   ======    =======       =====      ======

Net Sales

     The divestiture of our Wet Business on March 17, 2003 has reduced our net sales in the second quarter of 2003, and affects the comparability of the results from the second quarter of 2003 and from the first six months of 2003 to results from prior periods. Net sales of Wet Business products represented 47.6% of our total net sales in the first quarter of 2003, and represented 51.3%, 32.3%, 25.6% and 46.7% of our total net sales in the first, second, third and fourth quarters of 2002, respectively. The balance of our net sales in those periods, and all of our net sales in the second quarter of 2003, are of our RTP and strip products.

     Net sales for the second quarter of 2003 were $30.5 million. This reflects a decrease of 35.4% compared to $47.3 million of net sales for the second quarter of 2002, and a decrease of 54.9% compared to $67.8 million of net sales for the first quarter of 2003. These decreases are primarily the result of the divestiture of the Wet Business on March 17, 2003 and the absence of further wet product sales from our operations after that date. Net sales of RTP and strip products for the second quarter of 2002 were $32.0 million, and for the first quarter of 2003 were $32.5 million. Net sales of RTP and strip products in the second quarter of 2003 thus reflect a decrease of 14.0% compared to the net sales of those products in the second quarter of 2002, and a decrease of 15.4% compared to the net sales of those products in the first quarter of 2003. These decreases are primarily due to product sales returns, lower unit sales and reduced customer demand as a result of the continuing economic downturn in the semiconductor industry. Units of RTP and strip products shipped in the second quarter of 2003 decreased 30.6% and 28.6% compared to the second quarter of 2002 and the first quarter of 2003, respectively. Net sales for the second quarter of 2003 also reflects a reduction of $3.3 million as a result of returns from product sales which occurred in 2001. The decrease in our net product sales in the second quarter of 2003 compared to the same quarter last year was partially offset by royalty revenue from DNS of $3.0 million. We anticipate our net sales for the third quarter of 2003 to be approximately $28.0 million, slightly lower than the net sales for the second quarter of 2003.

     Net sales for the first six months of 2003 were $98.3 million, reflecting an increase of 5.2% compared to net sales of $93.5 million for the first six months of 2002. This increase was primarily due to royalty revenue of $6.0 million in the first six months of 2003. Net sales of RTP and strip products for the first six months of 2003 were $60.0 million, and for the first six months of 2002 were $54.5 million. Net sales of RTP and strip products for the first six months of 2003 reflect an increase of 10.1% compared to the first six months of 2002, primarily due to higher customer acceptances of systems. Net sales for the first six months of 2003 also reflects a reduction of $3.3 million as a result of returns from product sales which occurred in 2001.

     Total deferred revenue at June 29, 2003 was approximately $32.2 million, a decrease from $117.4 million at the end of the second quarter of 2002, and an increase from $24.4 million at the end of the first quarter of 2003. The decrease from 2002 was primarily due to the elimination of deferred revenue related to Wet Business products as a result of the divestiture of our Wet Business on March 17, 2003. Wet Business product sales previously accounted for the majority of our deferred revenue. The deferred revenue at end of the second quarter of 2003 increased compared to the first quarter of 2003 primarily due to the $11.7 million, net of withholding tax, in pre-paid royalties received from DNS during the second quarter of 2003. The remaining amount of deferred revenue represents tools shipped that are awaiting customer acceptance. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of three to ten months from product shipment.

   International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 81.0% and 68.0% of net sales for the second quarter of 2003 and 2002, respectively, and 83.2% and 76.1% of net sales for the first six months of 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for the remainder of 2003.

Gross Margin

     Our gross margin for the second quarter of 2003 was 39.6%, an increase from 20.0% for the second quarter of 2002. Our gross margin for the first six months of 2003 was 31.2%, an increase from 18.1% for the first six months of 2002. The increase in gross margin was primarily due to the relatively higher margin profile associated with our ongoing core businesses resulting from the divestiture of the Wet Business, our ability to better control unfavorable manufacturing variances due to improved visibility in our plants, royalty revenue recognized from DNS with no associated cost of sales, and a decrease in inventory valuation charges related to the merger that adversely affected margins in the second quarter of 2002. Additionally, we continue to see improved gross margin contribution from our spare parts and service operations. We anticipate gross margin for the third quarter of 2003 to be approximately 35%.

     The divestiture of our Wet Business on March 17, 2003, affects the comparability of our gross margin in the current period, and will affect the comparability of our gross margins in future periods, to our historical margins.

     Due to intense competition we are continuing to face pricing pressure from competitors that is also affecting our gross margin. In response, we are continuing with our cost controls and efforts to differentiate our product portfolio. We continue to have excess capacity at our remaining manufacturing sites but have reduced costs at those sites in an effort to improve our gross margin.

   Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels and costs associated with the introduction of new products.

Research, Development and Engineering

     Research, development and engineering expenses for the second quarter of 2003 were $6.7 million, or 21.9% of net sales, as compared to $9.3 million, or 19.8% of net sales, for the second quarter of 2002. The decrease in research, development and engineering expenses in the second quarter of 2003 in absolute dollars was primarily due to the reduction of personnel and associated costs resulting from the divestiture of our Wet Business on March 17, 2003, more selective research and development project funding, and various cost control measures that resulted in a reduction in expenses. Total research, development and engineering expenses in the second quarter of 2003 declined from $7.6 million, or 11.1% of net sales, in the first quarter of 2003 as a result of the divestiture of our Wet Business, the reduction of personnel and continuing cost controls during the second quarter of 2003. The increase in research, development and engineering expenses as a percentage of net sales during the second quarter of 2003 compared to the same period last year and compared to the first quarter of 2003 is primarily due to the decrease in sales.

     Research, development and engineering expenses for the first six months of 2003 were $14.2 million, or 14.5% of net sales, as compared to $18.9 million, or 20.3% of net sales, for the first six months of 2002. The decrease in research, development and engineering expenses was primarily due to the divestiture of our Wet Business on March 17, 2003, reduction of personnel and associated costs, more selective research and development project funding, and various cost control measures that resulted in reduction in expenses.


Selling, General and Administrative

     Selling, general and administrative expenses for the second quarter of 2003 were $12.8 million, or 41.9% of net sales, as compared to $21.1 million, or 44.6% of net sales, for the second quarter of 2002. The decrease in selling, general and administrative expenses in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to the divestiture of our Wet Business on March 17, 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities costs, lower sales commissions, and lower travel expenses. Total selling, general and administrative expenses in the second quarter of 2003 declined from $16.9 million, or 24.9% of net sales, in the first quarter of 2003, as a result of the divestiture of our Wet Business, reduction of personnel and continuing cost controls during the second quarter of 2003.

     Selling, general and administrative expenses for the first six months of 2003 were $29.7 million, or 30.2% of net sales, as compared to $43.2 million, or 46.2% of net sales, for the first six months of 2002. The decrease in selling, general and administrative expenses is primarily due to the divestiture of our Wet Business on March 17, 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities, lower sales commissions, and lower travel expenses.


Amortization of Intangibles

     We no longer amortize goodwill following our adoption of SFAS 142 on January 1, 2002. We continue to amortize the identified intangibles, in an amount estimated to be $0.7 million for the remainder of fiscal 2003 and thereafter $1.3 million for each of fiscal years 2004 and 2005.

Interest and Other Expense

     Interest and other expense for the second quarter of 2003 was $1.6 million, or 5.3% of net sales, as compared to $2.0 million, or 4.2% of net sales, for the second quarter of 2002. During the second quarter of 2003, other expense consisted of a foreign exchange loss of $1.1 million, loss on sale of fixed asset of $0.2 million, interest expense of $0.1 million and other expense of $0.5 million partially offset by interest income of $0.3 million resulting from the investment of our cash balances. In the same period of 2002, interest and other expense of $2.0 million primarily related to foreign exchange losses of $3.2 million that was partially offset by interest income of $0.6 million primarily related to investment of our cash balances.

     Interest and other expense for the first six months of 2003 was $0.4 million, or 0.4% of net sales, as compared to $2.0 million, or 2.1% of net sales, for the first six months of 2002. During the first six months of 2003, other expense consisted of a foreign exchange loss of $0.7 million, loss on sale of fixed asset of $0.6 million and interest expense of $0.2 million partially offset by interest income of $0.7 million resulting from the investment of our cash balances and other income of $0.4 million. In the same period of 2002, interest and other expense of $2.0 million primarily related to interest expense of $1.4 million related to interest on our notes payable to STEAG Electronic Systems AG and foreign exchange losses of $1.7 million that was partially offset by interest income of $1.1 million primarily related to investment of our cash balances.

Provision for Income Taxes

     In the second quarter of 2003, we recorded an income tax provision of approximately $0.2 million, and approximately $0.2 million for the first six months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by our foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.6 million. There is no US or German current income tax benefit or expense. The effective income tax rate was a negative 0.6% for the six months ended June 29, 2003.

     In the second quarter of 2002, we recorded an income tax benefit of approximately $0.1 million, and approximately $0.3 million for the first six months of 2002, which consisted of foreign taxes incurred by our foreign sales and service operations of $0.2 million, other foreign taxes of $0.6 million, and state income taxes of $0.1 million, partially offset by deferred tax benefit on the amortization of certain intangible assets of $1.2 million. There was no US or German current income tax benefit or expense. The effective income tax rate was 0.6% for the six months ended June 30, 2002.

Liquidity and Capital Resources

   Our cash and cash equivalents, excluding restricted cash, were $84.2 million at June 29, 2003, a decrease of $3.7 million from $87.9 million at December 31, 2002 and an increase of $2.5 million from $81.7 million at March 30, 2003. During the second quarter of 2003, we received $11.7 million in payments from DNS. Stockholders' equity at June 29, 2003 was $81.1 million, compared to $106.1 million as of December 31, 2002.

     Over the next three or more quarters, we expect to make cash payments as a result of our post-closing obligations related to the disposition of our Wet Business in an amount estimated to be approximately $15 million. The actual amount to be paid is uncertain, and could be more or less than our estimate. During the second half of 2003, we expect to receive payments of $9.9 million (net of withholding tax) from DNS.

     On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to Steag Electronic Systems AG upon conversion of $8.1 million of then outstanding promissory notes at $6.15 per share. The remaining
6.1 million shares were sold to other investors at $6.15 per share, for aggregate gross cash proceeds of $37.5 million.

     We have a revolving line of credit with a bank in the amount of $20.0 million, which will expire on April 26, 2004. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, which were modified in April 2003, including maintaining a minimum unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At June 29, 2003, we were in compliance with the covenants and there were no borrowings under this credit line.

     Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $7.6 million at June 29, 2003), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The term of the facility has been extended from June 20, 2003 to June 20, 2004. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At June 29, 2003, the borrowing under this credit facility was $0.3 million, which is included in accrued liabilities in the Condensed Consolidated Balance Sheet. In July 2003, we repaid the entire borrowing.

     On June 24, 2002, we entered into a settlement agreement and a cross license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million and $105 million, relating to past damages, partial reimbursement of attorney's fee and costs, and license fees. The settlement and minimum license fee payments are payable in varying amounts at varying dates through April 1, 2007, as follows:

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
                                              ========

     Payments under the cross license agreement total a minimum of $30 million and a maximum $60 million. Once total license payments equal $30 million, the minimum payment schedule no longer applies. No further license fees are payable once total license payments reach $60 million. The license fee obligations of DNS would cease if all four patents that had been the subject of the lawsuit were to be held invalid by a court. During the second quarter of 2003, we received payments aggregating $13.0 million ($11.7 million, net of 10% Japanese withholding tax) from DNS. As of June 29, 2003, we had received payments aggregating $40.0 million ($36.0 million, net, after deducting 10% Japanese withholding tax) from DNS under the terms of the settlement agreement. These payments received are being utilized in our operating activities.

     Net cash used in operating activities was $11.7 million during the six months ended June 29, 2003 as compared to $6.3 million during the same period in 2002.

     The net cash used in operating activities during the six months ended June 29, 2003 was primarily attributable to a net loss of $25.5 million, a decrease in deferred revenue of $28.1 million, a decrease in prepaid expenses and other current assets of $6.4 million, and a decrease in accounts payable of $3.2 million. The cash used in operating activities was offset by a net loss attributable to a decrease in inventories and inventories - delivered systems of $17.9 million, a decrease in accounts receivable and advance billing of $15.0 million, the loss on disposition of Wet Business of $10.3 million, and the non-cash depreciation and amortization of $4.7 million.

     The net cash used in operating activities during the six months ended June 30, 2002 was $6.3 million and was primarily attributable to a net loss of $50.3 million, a decrease in deferred revenue of $31.4 million, a decrease in accrued liabilities of $8.8 million, and a decrease in deferred taxes of $1.2 million. The cash used in operating activities was offset by non-cash depreciation and amortization of $8.2 million, a decrease in inventories and inventories - delivered systems of $33.9 million, a decrease in advance billings of $20.7 million, a decrease in accounts receivable of $17.5 million, and an increase in accounts payable of $2.6 million.

   Net cash provided by investing activities was $1.1 million during the six months ended June 29, 2003 as compared to $6.8 million during the same period last year. The net cash provided by investing activities during the six months ended June 29, 2003 is attributable to proceeds from the disposition of the Wet Business of $2.0 million offset by purchase of property and equipment of $0.9 million. The net cash provided by investing activities during the first six months of 2002 was attributable to the proceeds from the sale of investments of $9.6 million and sale of equipment of $2.9 million offset by purchases of investments of $5.1 million.

     Net cash provided by financing activities was $1.2 million during the six months ended June 29, 2003 as compared to $30.2 million during the same period last year. The net cash provided by financing activities during the six months ended June 29, 2003 is primarily attributable to borrowing against our Japanese line of credit in the amount of net $0.3 million and proceeds from the issuance of common stock under stock plans of $0.3 million. The net cash provided by financing activities during the first six months of 2002 was primarily attributable to the net proceeds from the issuance of common stock of $34.9 million, an increase in the interest accrual on a note payable to SES of $1.3 million, offset by payments against our Japanese line of credit and long-term debt in the amount of $5.3 million, and payment on SES notes payable of $1.2 million.

     Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary source of liquidity is our existing unrestricted cash balance, and cash generated by our operations. During 2001, 2002 and the first six months of 2003, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we grew to be a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibited us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal year ended

December 31, 2002 and 2001, and for the first six months of 2003, our net loss was $94.3 million, $336.7 million, and $25.5 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. The net loss in 2002 and the first half of 2003 primarily reflects the impact of our continuing decline in net sales. In the first quarter of 2003, we sold the Wet Business to SCP, which business had originally been acquired as part of our acquisition of the STEAG Semiconductor Division and CFM. If our actions to date, including our recent sale to SCP of the Wet Business, are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.


The Sale of Our Wet Business to SCP May Fail to Result in the Benefits We Anticipate, and May Cause Us to Incur Greater Costs Than Anticipated.

     We may not obtain the benefits we expect as a result of the sale of the Wet Business to SCP, such as greater strategic focus on our core businesses. Our agreement with SCP may require an adjustment to the initial purchase price, if the net working capital of the Wet Business after the sale is not within a specified range, and could result in a reduction of the purchase price to us. We expect the purchase price adjustment based on the net working capital at closing to result in a payment to SCP, in an amount approximately $2.0 million. We have agreed with SCP to (i) fund salary and severance costs for certain reductions in force to be implemented in Germany after the closing, (ii) assume real property leases relating to our former Pliezhausen facilities, subject to a sublease of all or a portion of such facilities to SCP, (iii) pay legal fees up to a maximum of $1 million in connection with certain pending patent litigation, and (iv) reimburse SCP for amounts to cover specified arrangements and responsibilities with customers and other costs. We recorded additional accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. Over the next three quarters or more, we expect to make cash payments relating to these obligations and other costs of ending of our wet business operations in an amount estimated to be approximately $15 million. However, our actual costs and expenses could be greater or lesser than expected, and if greater, could materially adversely affect our results of operation in future periods.

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

We Are Implementing New Financial Systems, and Will Need to Continue to Improve or Implement New Systems, Procedures and Controls.

     We are implementing new financial systems used in the consolidation of our financial results, in order to further automate processes and align the disparate systems used by our acquired businesses. The integration of the STEAG Semiconductor Division and CFM and their operational and financial systems and controls after the merger in 2001 placed a significant strain on our management information systems and our administrative, operational and financial resources, requiring us to improve our systems and implement new operational and financial systems, procedures and controls. Since that acquisition, we have been pursuing integration of the businesses, systems and controls of the three companies, as each business historically used a different financial system. We have recently implemented new financial systems to aid in the consolidation of our financial reporting operations. These financial systems are new and we have not had extensive experience with them. We may encounter unexpected difficulties, costs or other challenges that make implementation and use of these systems more difficult or costly than expected, may cause the consolidation and reporting of our financial results to be more time-consuming than expected, and may require additional management resources than expected before they are fully implemented and operating smoothly. In addition, the sale of our Wet Business to SCP will continue to place a significant strain on our management information systems and our administrative, operational and financial resources as we separate out the Wet Business as a discontinued operation from our core businesses. Continued improvement or implementation of new systems, procedures and controls may be required, and could cause us to incur additional costs, and place further burdens on our management and internal resources. If our new financial systems do not result in the expected improvements, or if we are unable to fully implement these systems, procedures and controls in a timely manner, our business could be harmed.

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



We Are Beginning the Implementation of a New Enterprise Resource Planning System, Which May Be More Difficult or Costly Than Anticipated, and Could Cause Disruption to the Management of Our Business and the Preparation of Our Financial Statements.

     We are currently beginning the implementation of a new enterprise resource planning, or ERP, system, which is expected to become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements. However, the new ERP system could eventually become more costly, difficult and time consuming to purchase and implement than we currently anticipate. In addition, implementation of the new ERP system requires us to change our internal business practices, transfer records to a new computer system and train our employees in the correct use of and input of data into the system, which could result in disruption of our procedures and controls and difficulties achieving accuracy in the conversion of data. If we fail to manage these changes effectively, our operations could be disrupted, which could result in the diversion of management's attention and resources, cause us to improperly state or delay reporting of our financial results, materially and adversely affect our operating results, and impact our ability to manage our business. In addition, to manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain closer coordination among our executive, engineering, accounting, marketing, sales and operations organizations. We may incur additional unexpected costs and our systems, procedures or controls may not be adequate to support our operations.



We Depend on Large Purchases From a Few Customers, and Any Loss, Cancellation, Reduction or Delay in Purchases By, or Failure to Collect Receivables From, These Customers Could Harm Our Business.

     Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $500,000 to over $2.2 million. Our lengthy sales cycle for each system, coupled with customers' capital budget considerations, make the timing of customer orders uneven and difficult to predict. Any delay in scheduled shipments or in acceptances of shipped products would delay our ability to recognize revenue and collect outstanding accounts receivable, and could materially adversely affect our operating results for that quarter. A delay in a shipment or customer acceptance near the end of a quarter could cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors.

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



Our Backlog Orders are Subject to Cancellation or Delay, and Our Current Backlog is Relatively Low in Relation to Our Projected Revenues, so that we Must Book and Ship Significant Orders Within the Same Quarter to Achieve Our Revenue Goals.

     Although we maintain a backlog of customer orders expected to be filled within 12 months, customers may request cancellations or delivery delays. As a result, our backlog may not be a reliable indication of our future revenues. In addition, our backlog is relatively low in relation to our projected quarterly revenues, so meeting our revenue goals requires that we book and ship significant orders in the same quarter, in addition to shipping orders out of backlog on schedule. Given our current limited bookings visibility, this makes predicting revenues increasingly difficult. If we do not receive sufficient orders that can be shipped within a relatively short time-frame, or if shipments of such orders or of previously scheduled orders in backlog are cancelled or delayed, our revenues could fall below our expectations and the expectations of market analysts and investors.


We Are Increasingly Outsourcing Manufacturing and Logistics Activities to Third Party Service Providers, Which Decreases Our Control Over the Performance of These Functions.

     We have already outsourced certain manufacturing and logistics functions to third party service providers, and may outsource more of those functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems which could materially and adversely affect our business, financial condition and results of operations.

     If for any reason one or more of these third party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would quickly have to identify and qualify substitute service providers or increase our internal capacity, which could be expensive, time consuming and difficult and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

     If customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all.

     Our requirements are expected to represent a small portion of the total capacities of our third party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for our products. In addition, such manufacturers could suffer financial difficulties or disruptions in their operations due to causes beyond our control.


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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of June 29, 2003.

                                           Fair Value
                                            June 29,
                                              2003
                                         --------------
                                         (In thousands)
      Assets
      Cash and cash equivalents             $84,163
           Average interest rate                0.8%
      Restricted cash                       $   593
           Average interest rate                1.0%


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

     The following table provides information as of June 29, 2003 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                                                    Average       Estimated
                                                                   Notional        Contract          Fair
                                                                    Amount           Rate           Value
                                                                   ---------       ---------       --------
                                                                (In thousands, except for average contract rate)

Foreign currency forward sell exchange contracts:

  Mattson Technology Inc. (US Dollar equivalent amount)
     Japanese Yen                                                  $  3,997        119.03          $  4,039

  Mattson Thermal Products GmbH (Euro equivalent amount)
     U.S. Dollar                                                 EUR  5,868          1.08        EUR  5,517
     Japanese Yen                                                EUR  1,722        123.17        EUR  1,561


   The local currency is the functional currency for all our foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. To neutralize its US operation's exposure to exchange rate volatility, the Company keeps EUROS in a foreign currency bank account. The balance of this bank account was 22.3 million EUROS at June 29, 2003.


Item 4. Controls and Procedures

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal accounting officer concluded that, although effective, our disclosure controls and procedures continued to need improvement as of the end of the period covered by this quarterly report. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2002, our independent accountant, PricewaterhouseCoopers LLP ("PwC") noted as a reportable condition our ongoing need to improve and automate procedures for our month-end closings. As previously reported, the same condition had been noted by our former independent accountants, Arthur Andersen LLP, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2001. Our management did not disagree with the report made by PwC or Andersen. In the first quarter of 2003, we implemented a new computerized system to automate these procedures. Our work to implement and improve the new system continues as an active project.

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

     Except as reported in our most recent annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 30, 2003, there have been no material developments in the pending cases during the second quarter of 2003.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

     Our annual meeting of stockholders was held on May 21, 2003.

     At the meeting, the stockholders elected Dr. Jochen Melchior and Shigeru Nakayama as Class III directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

          Nominee                      For                Withheld
          -------                      ---                --------
          Dr. Jochen Melchior          43,369,647         376,335
          Shigeru Nakayama             43,510,458         235,524


     Our stockholders approved a proposal to increase the number of shares reserved for issuance under our Amended and Restated 1989 Stock Option Plan by 1,500,000 shares. The proposal received the following votes:

            For             Against         Abstain       Broker Non-Vote
            ---             -------         -------       ---------------
         27,700,176        16,028,570        17,236            -0-


     Our stockholders approved a proposal to increase the number of shares reserved for issuance under our 1994 Employee Stock Purchase Plan by 700,000 shares. The proposal received the following votes:

            For             Against         Abstain       Broker non-Vote
            ---             -------         -------       ---------------
         43,113,757         618,365          13,860             -0-



Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1(1)    Amended and Restated Certificate of Incorporation of the
                    Company.

          3.2(2)    Third Amended and Restated Bylaws of the Company.

          31.1 Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302 (a).

          31.2 Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302 (a).

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

          99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.


      (b)  Reports on Form 8-K

                    Form 8-K filed April 1, 2003 reporting under Item 2 and Item 7 the disposition of the Wet Business.

                    Form 8-K/A filed April 11, 2003 reporting amendment to the pro forma financial information previously provided on Form 8-K filed April 1, 2003.

                    Form 8-K furnished May 13, 2003 reporting under Item 7 and
                    Item 9 the issuance of a press release reporting financial results for the first quarter of 2003.


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

                                     MATTSON TECHNOLOGY, INC.



Date: August 12, 2003
                                        /s/ David Dutton
                                    ---------------------------------------
                                        David Dutton
                                        President and Chief Executive Officer




                                        /s/ Ludger Viefhues
                                    ---------------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer