Form 10-Q
period 2003-09-28
MATTSON TECHNOLOGY INC
filed 2003-11-12
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 2003

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________


                         Commission file number 0-21970

                               ------------------

                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                          77-0208119
                 --------                          ----------
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)          Identification No.)


               47131 Bayside Parkway, Fremont, California    94538
               ------------------------------------------    -----
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

Number of shares of common stock outstanding as of October 31, 2003: 45,180,070.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at September 28, 2003
            and December 31, 2002 .........................................   3

          Condensed Consolidated Statements of Operations for the three and
            nine months ended September 28, 2003 and September 29, 2002 ...   4

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 28, 2003 and September 29, 2002 ........   5

          Notes to Condensed Consolidated Financial Statements ............   6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................   18


Item 3.   Quantitative and Qualitative Disclosures About Market Risk......   34


Item 4.   Controls and Procedures ........................................   35



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings ................................................ 36


Item 2.   Changes in Securities and Use of Proceeds ........................ 36


Item 3.   Defaults Upon Senior Securities................................... 36


Item 4.   Submission of Matters to a Vote of Security Holders............... 36


Item 5.   Other Information................................................. 36


Item 6.   Exhibits and Reports on Form 8-K ................................. 36


          Signatures........................................................ 38

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                        ASSETS
                                                September 28,     December 31,
                                                     2003            2002
                                                -------------     ------------
Current assets:
  Cash and cash equivalents                       $  82,996        $  87,879
  Restricted cash                                       508            1,105
  Accounts receivable, net                           18,787           34,834
  Advance billings                                   12,286           27,195
  Inventories                                        24,588           50,826
  Inventories - delivered systems                     2,229           47,444
  Prepaid expenses and other current assets          12,809           13,676
                                                  ---------        ---------
       Total current assets                         154,203          262,959
Property and equipment, net                          15,843           18,855
Goodwill                                              8,239           12,675
Intangibles, net                                      2,955           15,254
Other assets                                          1,346            2,416
                                                  ---------        ---------
                                                  $ 182,586        $ 312,159
                                                  =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   8,227        $  14,346
  Accrued liabilities                                68,659           77,795
  Deferred revenue                                   28,458          108,698
                                                  ---------        ---------
       Total current liabilities                    105,344          200,839
                                                  ---------        ---------
Long-term liabilities:
  Deferred income taxes                               1,146            5,215
                                                  ---------        ---------
       Total long-term liabilities                    1,146            5,215
                                                  ---------        ---------
       Total liabilities                            106,490          206,054
                                                  ---------        ---------

Commitments and contingencies (Note 11 and 13)

Stockholders' equity:
  Common stock                                           45               45
  Additional paid-in capital                        542,878          542,482
  Accumulated other comprehensive income              6,166            7,131
  Treasury stock                                     (2,987)          (2,987)
  Accumulated deficit                              (470,006)        (440,566)
                                                  ---------        ---------
       Total stockholders' equity                    76,096          106,105
                                                  ---------        ---------
                                                  $ 182,586        $ 312,159
                                                  =========        =========

     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                   -----------------------------    -----------------------------
                                                   September 28,   September 29,    September 28,   September 29,
                                                       2003            2002             2003            2002
                                                   -------------   -------------    -------------   -------------

Net sales                                             $ 32,633       $ 60,808        $ 130,926       $ 154,276
Cost of sales                                           19,886         47,307           87,495         123,903
                                                      --------       --------        ---------       ---------
  Gross profit                                          12,747         13,501           43,431          30,373
                                                      --------       ---------       ---------       ---------
Operating expenses:
  Research, development and engineering                  4,483         10,003           18,716          28,915
  Selling, general and administrative                   12,638         22,058           42,309          65,253
  Amortization of intangibles                              328          1,687            1,823           5,061
  Restructuring and other charges                          489          6,171              489           6,171
                                                      --------       --------        ---------       ---------
     Total operating expenses                           17,938         39,919           63,337         105,400
                                                      --------       --------        ---------       ---------
Loss from operations                                    (5,191)       (26,418)         (19,906)        (75,027)
Loss on disposition of Wet Business                          -              -          (10,257)              -
Interest and other income, net                           1,267         15,728              865          13,724
                                                      --------       --------        ---------       ---------
Loss before provision for (benefit from) income taxes   (3,924)       (10,690)         (29,298)        (61,303)
Provision for (benefit from) income taxes                  (21)         1,346              142           1,033
                                                      --------       --------        ---------       ---------
Net loss                                              $ (3,903)      $(12,036)       $ (29,440)      $ (62,336)
                                                      ========       ========        =========       =========
Net loss per share:
     Basic                                             $ (0.09)       $ (0.27)         $ (0.66)        $ (1.51)
                                                      ========       ========        =========       =========
     Diluted                                           $ (0.09)       $ (0.27)         $ (0.66)        $ (1.51)
                                                      ========       ========        =========       =========
Shares used in computing net loss per share:
     Basic                                              44,975         44,696           44,911          41,379
                                                      ========       ========        =========       =========
     Diluted                                            44,975         44,696           44,911          41,379
                                                      ========       ========        =========       =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                ---------------------------------
                                                                September 28,     September 29,
                                                                    2003              2002
                                                                -------------     -------------
Cash flows from operating activities:
  Net loss                                                        $ (29,440)        $ (62,336)
  Adjustments  to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                                     4,820             7,334
     Deferred taxes                                                     477            (1,808)
     Amortization of intangibles                                      1,823             5,062
     Restructuring and other charges                                    489             6,171
     Loss on disposal of the Wet Business                            10,257                 -
     Loss on disposal of property and equipment                       1,206             1,258
     Stock-based compensation                                             -               125
     Changes in assets and liabilities, net of effect of
      disposition of the Wet Business:
       Accounts receivable                                           15,396             7,328
       Advance billings                                               8,281            21,629
       Inventories                                                    7,421            15,315
       Inventories - delivered systems                               14,473            23,230
       Prepaid expenses and other current assets                     (1,501)            2,943
       Other assets                                                   1,108            (4,156)
       Accounts payable                                              (6,044)            1,216
       Accrued liabilities                                           (6,020)          (12,752)
       Deferred revenue                                             (32,076)          (33,231)
                                                                  ---------         ---------
Net cash used in operating activities                                (9,330)          (22,672)
                                                                  ---------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                                (3,880)           (2,144)
  Proceeds from the sale of equipment                                     -             3,439
  Proceeds from the disposition of Wet Business                       2,000                 -
  Purchases of investments                                                -           (14,962)
  Proceeds from the sale and maturity of investments                      -            10,859
                                                                  ---------         ---------
Net cash used in investing activities                                (1,880)           (2,808)
                                                                  ---------         ---------

Cash flows from financing activities:
  Restricted cash                                                       597            25,970
  Payments on line of credit and long-term debt                        (335)           (5,341)
  Borrowings against line of credit                                   1,397               194
  Payment on STEAG notes payable                                          -           (38,775)
  Change in interest accrual on STEAG note                                -             1,292
  Proceeds  from the issuance of common stock, net of costs              91            34,861
  Proceeds from the issuance of common stock under stock plans          305             1,342
                                                                  ---------         ---------
Net cash provided by financing activities                             2,055            19,543
                                                                  ---------         ---------
Effect of exchange rate changes on cash and cash equivalents          4,272             7,710
                                                                  ---------         ---------
Net increase (decrease) in cash and cash equivalents                 (4,883)            1,773
Cash and cash equivalents, beginning of period                       87,879            64,057
                                                                  ---------         ---------
Cash and cash equivalents, end of period                          $  82,996         $  65,830
                                                                  ==========        =========


See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2003
                                   (unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2003.


Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company does not believe that EITF 00-21 will have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were initially required to be applied for the first interim or annual period beginning after June 15, 2003. At its meeting on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. This deferral applies to all variable interest entities
(VIEs) and potential VIEs, both financial and non-financial in nature. The Company believes that this standard will have no material impact on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and the Company does not expect it to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. While the effective date of certain elements of SFAS 150 have been deferred, the adoption of SFAS 150 when finalized is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.


Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted to employees under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

     The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                       Three Months ended                Nine Months Ended
                                                                ------------------------------     -----------------------------
                                                                September 28,    September 29,     September 28,   September 29,
                                                                     2003             2002             2003             2002
                                                                -------------    -------------     -------------   -------------
Net loss:
   As reported                                                     $ (3,903)       $ (12,036)       $ (29,440)      $ (62,336)
   Add: Total stock-based employee compensation expense
       included in net loss                                               -                -                -               -
   Deduct: Total stock-based employee compensation
       expense determined under fair value based method for
       all awards, net of related tax effects                          (685)          (1,332)          (1,843)         (5,649)
                                                                   --------        ---------        ---------       ---------
   Pro forma                                                       $ (4,588)       $ (13,368)       $ (31,283)      $ (67,985)
                                                                   ========        =========        =========       =========
Diluted net loss per share:
   As reported                                                      $ (0.09)        $ (0.27)         $ (0.66)        $ (1.51)
   Pro forma                                                        $ (0.10)        $ (0.30)         $ (0.70)        $ (1.64)


Note 2   Balance Sheet Detail (in thousands):

                                         September 28,      December 31,
                                             2003               2002
                                         -------------      ------------
Inventories:
  Purchased parts and raw materials         $ 9,667           $27,085
  Work-in-process                            12,778            20,492
  Finished goods                              2,143             3,249
                                            -------           -------
                                            $24,588           $50,826
                                            =======           =======
Accrued liabilities:
  Warranty and installation                 $17,007           $16,486
  Accrued compensation and benefits           7,706            11,140
  Income taxes                                6,832             5,797
  Commissions                                   575             2,273
  Line of credit                              1,062                 -
  Other                                      35,477            42,099
                                            -------           -------
                                            $68,659           $77,795
                                            =======           =======

Note 3   Disposition of Wet Business

     On March 17, 2003, the Company sold the portion of its business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division and CFM. As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained rights to all the cash from the Wet Business entities, and the Company retained all rights to payments under the settlement and license agreements with DNS. See Note 10. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide. The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price is subject to adjustment based on a number of things, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. There has been no earn-out earned during the nine months ended September 28, 2003. The amount of the Company's obligation relating to the net working capital adjustment is still subject to determination. Pending final determination, the Company anticipates that its obligation will not exceed $2 million. The Company made payments of $1 million towards the net working capital adjustment during the third quarter of 2003. The Company is obligated to (i) fund salary and severance costs relating to reductions in force to be implemented in Germany after the closing, (ii) assume certain real property leases relating to transferred facilities, subject to a sublease to SCP, (iii) reimburse SCP for future legal fees, up to a maximum of $1 million, in pending patent litigations, and (iv) reimburse SCP for amounts necessary to cover specified customer responsibilities. During the first quarter of 2003, as part of the loss on disposition of the Wet Business, the Company recorded accruals of approximately $11.9 million to cover the future obligations relating to this transaction. The Company did not record any additional accrual for this transaction during the third quarter of 2003.

     In the first quarter of 2003, the Company recorded a $10.3 million loss on the disposition of its Wet Business, as detailed below (in thousands):

     Contractual purchase price payment from SCP                $  2,000
     Net book value of assets sold, including goodwill
        and intangibles                                          (80,824)
     Net book value of liabilities assumed by SCP,
        including deferred revenues                               76,117
     Other                                                        (7,550)(A)
                                                               ---------
           Loss on disposition of Wet Business                  $(10,257)
                                                               =========

      (A) Included in the Other category are cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of Wet Business.

     As of September 28, 2003, the Company had paid $3.5 million relating to reductions in force, $1.0 million for working capital adjustment, $1.5 million for investment banker's fees, $0.7 million for legal fees, and $0.4 million for accounting and other professional fees which were charged against accruals established at the closing of the sale (and included in the "other" category of the loss on disposition of the Wet Business).

     Over the next two or more quarters, the Company expects to make cash payments as a result of the post-closing obligations related to the disposition of the Wet Business in an amount estimated to be approximately $9 million. During the first quarter of 2003, as part of the loss on disposition of the Wet Business, the Company recorded accruals for the estimated amount of these obligations, and no additional accruals are anticipated. The actual amount to be paid is uncertain, and could be more or less than the estimate.

     The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2001, 2002 and first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2003, to its reported results from prior periods.

For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of RTP products and strip products, and royalties received from Dainippon Screen Manufacturing Co., Ltd. ("DNS"). (See Note 10). Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of RTP and strip products, and royalties received from DNS. The following table summarizes the Company's net sales for the four quarters of 2002 and the first three quarters of 2003 attributable to Wet Business products, RTP and strip products, and royalties from DNS:

                                    Net Sales (in millions)
                          ------------------------------------------
                            Wet       RTP and      DNS      Reported
       Three Months       Business     Strip     Royalty      Total
           Ended          Products    Products   Revenue    Net Sales
     -----------------    --------    --------   --------   ---------

     March 31, 2002        $ 23.7      $ 22.5      $  -      $  46.2
     June 30, 2002           15.3        32.0         -         47.3
     September 29, 2002      15.5        42.3       3.0         60.8
     December 31, 2002       23.0        22.9       3.3         49.2
                           ------      ------      ----      -------
                           $ 77.5      $119.7      $6.3      $ 203.5
                           ======      ======      ====      =======

      March 30, 2003       $ 32.3      $ 32.5      $3.0       $ 67.8
      June 29, 2003            -         27.5       3.0         30.5
      September 28, 2003       -         29.6       3.0         32.6
                           ------      ------      ----      -------
                           $ 32.3      $ 89.6      $9.0      $ 130.9
                           ======      ======      ====      =======


Note 4   Goodwill and Intangible Assets

     The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances (in thousands):

                                                     September 28, 2003                           December 31, 2002
                                            ------------------------------------       ------------------------------------
                                              Gross                      Net             Gross                        Net
                                             Carrying   Accumulated    Carrying         Carrying    Accumulated    Carrying
                                              Amount    Amortization    Amount           Amount     Amortization    Amount
                                            ---------   ------------   --------        ---------    ------------   --------
Goodwill                                     $  8,239     $   -        $  8,239        $ 12,675      $    -        $ 12,675
Developed technology                            6,565       (3,610)       2,955          24,994        (9,740)       15,254
                                             --------     --------     --------        --------      --------      --------
Total goodwill and intangible assets         $ 14,804     $ (3,610)    $ 11,194        $ 37,669      $ (9,740)     $ 27,929
                                             ========     ========     ========        ========      ========      ========


     Amortization expense related to intangible assets was as follows (unaudited, in thousands):


                                       For the Three Months Ended       For the Nine Months Ended
                                     -----------------------------     ----------------------------
                                     September 28,   September 29,     September 28,  September 29,
                                         2003            2002              2003           2002
                                       -------         -------           -------        -------
Developed technology amortization       $ 328          $ 1,687           $ 1,823        $ 5,061
                                        =====          =======           =======        =======

     The Company adopted SFAS No. 142 on January 1, 2002 and is no longer amortizing goodwill. The Company completed the annual goodwill impairment test in the fourth quarter of 2002 and determined no impairment existed. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $0.3 million for the remainder of fiscal 2003 and thereafter $1.3 million for each of fiscal years 2004 and 2005. In the first quarter of 2003, goodwill and intangible assets relating to developed technology were reduced by $4.4 million and $10.5 million, respectively, in connection with the Wet Business divestiture.


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

                                                    Three Months Ended                   Nine Months Ended
                                               -----------------------------      ------------------------------
                                               September 28,   September 29,      September 28,    September 29,
                                                   2003            2002               2003             2002
                                               ------------    ------------       -------------    -------------
BASIC AND DILUTED LOSS PER SHARE:
  Loss available to common stockholders          $ (3,903)      $ (12,036)          $ (29,440)       $ (62,336)
                                                 ========       =========           =========        =========
  Weighted average common shares outstanding       44,975          44,696              44,911           41,379
                                                 ========       =========           =========        =========
  Basic and diluted loss per share               $  (0.09)      $   (0.27)          $   (0.66)       $   (1.51)
                                                 ========       =========           =========        =========

     Total stock options outstanding at September 28, 2003 and September 29, 2002 of 4,638,889 and 5,917,763 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.


Note 6 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     The following are the components of comprehensive loss:

                                                      Three Months Ended                 Nine Months Ended
                                                  -----------------------------     -----------------------------
(in thousands)                                    September 28,   September 29,     September 28,   September 29,
                                                       2003            2002             2003            2002
                                                  -------------   -------------     -------------   -------------
Net loss                                             $ (3,903)     $ (12,036)         $ (29,440)      $ (62,336)

Cumulative translation adjustments                     (1,150)           719               (850)          8,714
Decrease in minimum pension liability                       -              -                  -             (36)
Unrealized investment  gain (loss)                          -              -                 87             (16)
Gain (loss) on cash flow hedging instruments                7             (6)              (202)           (122)
                                                     --------      ---------          ---------       ---------
Comprehensive loss                                   $ (5,046)     $ (11,323)         $ (30,405)      $ (53,796)
                                                     ========      =========          =========       =========

     The components of accumulated other comprehensive income, net of related tax, are as follows:

     (in thousands)                               September 28,   December 31,
                                                      2003            2002
                                                  -------------   ------------
     Cumulative translation adjustments             $ 5,998         $ 6,848
     Unrealized investment  loss                          -             (87)
     Gain on cash flow hedging instruments              168             370
                                                    -------         -------
                                                    $ 6,166         $ 7,131
                                                    =======         =======

Note 7 Reportable Segments

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The chief executive officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment - design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry - management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed.

The following is net sales information by geographic area for the periods presented (dollars in thousands):

                                              Three Months Ended                              Nine Months Ended
                                -----------------------------------------       ----------------------------------------
                                September 28, 2003     September 29, 2002       September 28, 2003    September 29, 2002
                                ------------------     ------------------       ------------------    ------------------
                                    ($)      (%)          ($)       (%)            ($)       (%)         ($)       (%)
                                  -------    ---        --------    ---          --------    ---       --------    ---
United States                     $ 3,832     12        $ 13,571     22          $ 20,358     16       $ 35,868     23
Germany                             1,641      5          11,514     19            17,401     13         31,583     20
Europe - others                     1,899      6           3,299      5             2,435      2          5,977      4
Taiwan                              5,699     17          10,871     18            30,081     23         32,701     21
Korea                               4,571     14           5,499      9            17,428     13         17,158     11
China                               3,666     11           3,934      7            13,598     11          6,782      5
Asia Pacific - others                 650      2           7,863     13             5,505      4         14,214      9
Japan                              10,675     33           4,257      7            24,120     18          9,993      7
                                 --------               --------                 --------              --------
                                 $ 32,633               $ 60,808                 $130,926              $154,276
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

     In the third quarter of 2003, three customers accounted for 10%, 13% and 15% of net sales and in the third quarter of 2002, one customer accounted for 11% of net sales. During the first nine months of 2003, two customers accounted for 13% and 21% of net sales and during the first nine months of 2002, two customers each accounted for 12% of net sales.

     At September 28, 2003, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 10% and 16%, respectively. At December 31, 2002, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 17% and 14%, respectively.


Note 8 Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.1 million at September 28, 2003), secured by specific trade accounts receivable of the Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility will expire on June 20, 2004. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At September 28, 2003, $1.1 million was outstanding under this credit facility, which is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

     The Company has a revolving line of credit with a bank in the amount of $20.0 million, which will expire on April 26, 2004. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 28, 2003, the Company was in compliance with the covenants and there were no borrowings under this credit line.


Note 9 Related Party Notes Receivable

     At September 28, 2003, the Company had two loans outstanding to Brad Mattson, who was formerly a director and the Chief Executive Officer of the Company. At September 28, 2003, a total of $569,521 was outstanding under these loans. During the third quarter of 2003, Mr. Mattson repaid a total of $2.6 million on his loans from the Company.

     Mr. Mattson originally had three loans from the Company. In the second quarter of 2000, the Company loaned Mr. Mattson the principal amount of $200,000, with interest payable at 6% per annum. Mr. Mattson repaid in full the outstanding principal and interest under this first loan in July 2003.

     In April 2002, the Company made a second loan to Mr. Mattson, in the principal amount of $700,000. This loan did not bear interest and was due and payable on August 31, 2002. Mr. Mattson has partially repaid this loan, in the amount of $200,000. As of September 28, 2003, there is a remaining balance due of $500,000 under this second loan. The Company has entered into a Forbearance Agreement with Mr. Mattson in which the Company agreed to forbear from taking legal action on the second loan provided that Mr. Mattson fully repays the balance remaining in January 2004.

     On July 3, 2002, the Company extended a third loan to Mr. Mattson, in the principal amount of $2.6 million. The interest rate on this loan was the prime rate plus 125 basis points. This loan was secured by a pledge of shares of stock of the Company owned by Mr. Mattson, and was due and payable on December 31, 2002. In December 2002, the Company entered into a Forbearance Agreement with Mr. Mattson in which the Company agreed to forbear from taking legal action provided that Mr. Mattson repays the Company in quarterly installments, with final payment due December 31, 2003. During the third quarter of 2003, Mr. Mattson repaid in full the principal balance of this loan. Interest in the amount of $69,521 remained outstanding on the third loan at September 28, 2003. Mr. Mattson resigned as an officer of the Company in October 2001 and resigned as a director in November 2002.

     During the third quarter of 2003, Diane Mattson, a shareholder, repaid a total of $1,293,669 toward loans to her from the Company, and the Company has no outstanding loans to her. Ms. Mattson originally had two loans from the Company. In April 2002, the Company loaned Ms. Mattson the principal amount of $700,000. This first loan did not bear interest and was due and payable on August 31, 2002. On July 3, 2002, the Company extended a second loan to Ms. Mattson, in the principal amount of $1,141,058. The Company and Ms. Mattson subsequently agreed to consolidate her loans, such that she owed the Company $1,841,058 under the terms of the July 3, 2002 loan. The interest rate on this loan was the prime rate plus 125 basis points, and the loan was secured by a pledge of shares of stock of the Company owned by Ms. Mattson. Ms. Mattson and the Company later agreed to revised payment terms under which her loan was payable in quarterly installments beginning June 30, 2003, with final payment due June 30, 2004. During the third quarter of 2003, Ms. Mattson repaid in full the principal and interest on this loan.


Note 10  DNS Patent Infringement Suit Settlement

     On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the Wet Business, the Company sold to SCP the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to Mattson totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney's fee and costs, and royalties.

     During the third quarter of 2003, the Company received $5.0 million from DNS. As of September 28, 2003, DNS has made payments aggregating $45.0 million under the terms of the settlement and license agreements. Of the $45.0 million paid by DNS as of September 28, 2003, $4.0 million was subjected to Japanese withholding tax, and the net amount the Company received was $41.0 million. In future periods, the Company is scheduled to receive minimum royalty payments as follows:

                                        Future
      Fiscal Year Ending             DNS Payments
         December 31,               to be received
      ------------------         ------------------
                                    (in thousands)
            2003                       $  6,000
            2004                          6,000
            2005                          6,000
            2006                          6,000
            2007                          6,000
                                       --------
                                       $ 30,000
                                       ========

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to Mattson are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in net sales in the income statement on a straight-line basis over the license term. During the three and nine months ended September 28, 2003, the Company recognized $3.0 million and $9.0 million, respectively, of royalty income.

Note 11  Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual for the three and nine months ended September 28, 2003 and September 29, 2002:

     (in thousands)                                             Three months ended                Nine months ended
                                                            ----------------------------     -----------------------------
                                                            September 28,  September 29,     September 28,   September 29,
                                                                2003           2002              2003            2002
                                                            -------------  -------------     -------------   -------------
     Balance at beginning of period                           $ 17,437       $ 19,179          $ 16,486        $ 19,936
     Accrual for warranties issued during the period             1,567          2,530             5,721           8,538
     Changes in liability related to pre-existing warranties    (1,079)          (531)           (1,079)         (3,041)
     Settlements made during the period                           (918)        (2,786)           (4,121)         (7,041)
                                                              --------       --------          --------        --------
     Balance at end of period                                 $ 17,007       $ 18,392          $ 17,007        $ 18,392
                                                              ========       ========          ========        ========

     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required. As of September 28, 2003, the maximum potential amount of future payments that the Company could be required to make under these standby letters of credit is approximately $1.1 million, representing collateral for corporate credit cards, certain equipment leases and security deposits. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 12  Restructuring and Other Charges

     During the second half of 2002, the Company recorded restructuring and other charges of $17.3 million in connection with plans to align its cost structure with projected sales resulting from the unfavorable economic conditions and to reduce future operating expenses. The $17.3 million restructuring and other charges for this restructuring program included a workforce reduction at certain locations of $3.4 million, the shut-down of the Malvern, Pennsylvania operations and the consolidation of other excess facilities of $2.3 million, the write-down of certain fixed assets of $6.5 million, the write-down of certain intangible assets of $4.4 million, and the write-down of certain other long-term assets of $0.7 million.

     During the third quarter of 2003, the company recorded restructuring and other charges of $489,000 that included $381,000 for workforce reduction and $108,000 for consolidation of excess facilities. The Company anticipates that the accrued liabilities at September 28, 2003 for the workforce reduction and the consolidation of excess facilities will be paid out in the next three months and the next two to three years, respectively.

     The following is a summary of activities remaining in the restructuring-related accruals during the nine month period ended September 28, 2003:

                                                             Restructuring          Cash Payments
                                                            charges during             during
                                        Liability as of       Nine Months            Nine Months        Liability as of
                                          December 31,           Ended                  Ended            September 28,
                                             2002          September 28, 2003     September 28, 2003         2003
                                        ---------------    ------------------     ------------------    ---------------
     Workforce reduction                    $ 2,307              $ 381                $ (2,148)            $   540
     Consolidation of excess facilities       2,056                108                    (592)              1,572
                                            -------              -----                --------             -------
                  Total                     $ 4,363              $ 489                $ (2,740)            $ 2,112
                                            =======              =====                ========             =======


Note 13 Commitments and Contingencies

     The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings has approximately 16 years remaining with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. The sublease, aggregating to approximately $7.2 million lease payments, is expected to cover all related costs on the administrative building during the sublease period. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million lease payments, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could increase approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.9 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next sixteen years, less any sublet amounts.

     In connection with the disposition of the Wet Business, the Company agreed to assume the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease has approximately 3 years remaining, until August 2006, with an approximate rental cost of $1.2 million annually. The Company has sublet the facilities to SCP on terms that cover all rent and costs payable by the Company under the primary lease. During the third quarter of 2003, the Company received sublease payments of approximately $380,000 from SCP. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease, in which case the Company would become responsible for the lease costs, net of cost recovery efforts and any sublease income.

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


Note 14 Income Taxes

     In the third quarter of 2003, the Company recorded an income tax benefit of approximately $21,000, and an income tax provision of approximately $142,000 for the first nine months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by our foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.7 million. There is no US or German current income tax benefit or expense. The effective income tax rate was a negative 0.6% for the nine months ended September 28, 2003. At September 28, 2003, the Company has provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

     In the third quarter of 2002, the Company recorded an income tax provision of approximately $1.3 million, and approximately $1.0 million for the first nine months of 2002. The provision consists of foreign taxes incurred by the Company's foreign sales and service operations of $0.3 million, other foreign taxes of $0.6 million, foreign withholding taxes of $1.8 million, and state income taxes of $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $1.8 million. There was no US or German current income tax benefit or expense. The effective income tax rate was negative 1.7% for the nine months ended September 29, 2002.

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

   Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. The semiconductor industry has been experiencing a severe downturn since 2001, which has resulted in capital spending cutbacks by our customers. Semiconductor companies continue to reevaluate their capital spending, postpone their new capital equipment purchase decisions, and reschedule or cancel existing orders. Declines in demand for semiconductors occurred throughout 2001 and 2002, and have continued through 2003. Global economic conditions and consumer-related demand have not improved, resulting in low levels of investment in manufacturing capacity and corporate infrastructure. The overall demand outlook is still uncertain over the intermediate term and our backlog of firm orders is at a relatively low level in relation to our anticipated sales. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. During 2002 and first quarter of 2003, we took steps to restructure our operations and reduce our operating cost levels to align them with expected market conditions. Although we continue to implement cost cutting measures, through headcount reductions and other cost controls, we are largely dependent upon increases in sales in order to attain profitability. If our sales do not increase, our current operating expenses could prevent us from attaining profitability and adversely affect our financial position and results of operations.

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

     During 2002, we determined to refocus our business on our core technologies in dry strip and rapid thermal processing. Restructuring actions were taken in 2002 and the first quarter of 2003 to align our business with this focus and to reduce operational expenses. As part of this restructuring effort, we divested one significant line of business, our wet surface preparation products business (our "Wet Business"), which was sold to SCP Global Technologies, Inc. ("SCP") on March 17, 2003. We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the STEAG Semiconductor Division and CFM. We also narrowed our CVD focus to a limited number of strategic customers, and divested the subsidiary that had constituted our epi products group. These divestitures were the last major actions in completing our strategic restructuring plan. These actions are intended to reduce our cost structure and allow us to concentrate resources on the development of core products in enabling RTP and strip solutions. Our Wet Business represented a significant portion of our revenues and our costs in 2001, 2002 and the first quarter of 2003, and the divestiture of that business affects the comparability of our financial statements in the current and future periods to our reported results for 2001, 2002 and the first quarter of 2003.

     As part of our disposition of the Wet Business, SCP acquired the operating assets, including customer contracts and inventory, of one of our subsidiaries (formerly CFM Technologies, Inc.), all outstanding stock of Mattson Technology IP, Inc., which is the owner of various patents relating to the Wet Business, and all equity ownership of Mattson Wet Products GmbH, a German corporation that owned the principal Wet Business operations. We retained rights to all cash in the Wet Business, and all rights to payments under the settlement and license agreements with DNS, but we transferred all rights to any damages under pending Wet Business patent litigation to SCP. Upon closing, SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide. During the first quarter of 2003, we recorded accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. We did not record any additional accruals for this transaction during the second or third quarter of 2003.

     On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs, and royalties, payable in varying amounts at varying dates through April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Depending on the volume of future product sales by DNS, we could receive up to an additional $30 million in royalty payments. We determined, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on our analysis, which included an independent appraisal, we allocated $15.0 million to past damages, which we recorded as "other income" during 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. During 2002 and in the first nine months of 2003, we recognized royalty revenue of approximately $6.3 million and $9.0 million, respectively. During 2002, DNS made payments of $27.0 million and during the first nine months of 2003 DNS made payments of $18.0 million, aggregating to $45.0 million.

     During the three and nine month periods ended September 28, 2003, we had net losses of $3.9 million and $29.4 million, respectively. Future results will depend on a variety of factors, particularly overall market conditions and the timing of significant orders, our cost reduction efforts, our ability to bring new systems to market, the timing of new product releases by our competitors, patterns of capital spending by our customers, market acceptance of new and/or enhanced versions of our systems, changes in pricing by us, our competitors, customers, or suppliers and the mix of products sold. We are dependent upon increases in sales or reductions in our cost structures in order to achieve and sustain profitability. If our sales do not increase, the current levels of operating expenses could materially and adversely affect our financial position and results.

                          CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We derive revenue from two primary sources- equipment sales and spare part sales. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications or to a new customer, for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of our wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers, who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customer. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

     Revenues are difficult to predict, due in part to our reliance on customer acceptance related to a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Warranty. Our warranties require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on our systems ranges from 12 months to 36 months, depending on the product. At the time we first recognize revenue for a system sale, we record a provision for the estimated cost of warranty as a cost of sales based on our historical costs. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty repair costs that we have in the past. A significant increase in the costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such additional costs materialize.

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

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                                Three Months Ended                 Nine Months Ended
                                                      ------------------------------     ------------------------------
                                                      September 28,    September 29,     September 28,    September 29,
                                                           2003             2002              2003             2002
                                                      -------------    -------------     -------------    -------------

Net sales                                                  100.0 %         100.0 %           100.0 %          100.0 %
Cost of sales                                               60.9 %          77.8 %            66.8 %           80.3 %
                                                           ------          ------            ------           ------
  Gross profit                                              39.1 %          22.2 %            33.2 %           19.7 %
                                                           ------          ------            ------           ------

Operating expenses:
  Research, development and engineering                     13.7 %          16.4 %            14.3 %           18.7 %
  Selling, general and administrative                       38.7 %          36.3 %            32.3 %           42.3 %
  Amortization of intangibles                                1.0 %           2.8 %             1.4 %            3.3 %
  Restructuring and other charges                            1.6 %          10.1 %             0.4 %            4.0 %
                                                           ------          ------            ------           ------
     Total operating expenses                               55.0 %          65.6 %            48.4 %           68.3 %
                                                           ------          ------            ------           ------
Loss from operations                                       (15.9)%         (43.4)%           (15.2)%          (48.6)%
Loss on disposition of Wet Business                           --               --             (7.8)%            --
Interest and other income, net                               3.9 %          25.8 %             0.6 %            8.9 %
                                                           ------          ------            ------           ------
Loss before provision for (benefit from) income taxes       (12.0)%        (17.6)%           (22.4)%          (39.7)%
Provision for (benefit from) income taxes                      --            2.2 %             0.1 %            0.7 %
                                                           ------          ------            ------           ------
Net loss                                                    (12.0)%        (19.8)%           (22.5)%          (40.4)%
                                                           ======          ======            ======           ======


     The divestiture of our Wet Business on March 17, 2003 has significantly affected the comparability of our net sales and our costs in the three and nine month periods ended September 28, 2003 to our reported results for prior periods. Our reported results for 2002 and the first quarter of 2003 include sales of Wet Business products and related costs, while our results for the second and third quarters of 2003 do not. The following table summarizes the amount of our net sales in each quarter of 2002 and in the first three quarters of 2003 attributable to products of the Wet Business, to RTP and strip products, and to royalties from DNS. We believe this additional information regarding our prior period sales will facilitate comparison of our current and future results of operations to our results from prior periods:

                                         Net Sales (in millions)                       Percent of total net sales
                            ------------------------------------------------       --------------------------------
                               Wet        RTP and        DNS       Reported          Wet        RTP and       DNS
        Three Months        Business       Strip       Royalty       Total         Business      Strip      Royalty
           Ended            Products     Products      Revenue     Net Sales       Products    Products     Revenue
     ------------------     --------     --------      -------     ---------       --------    --------     -------

     March 31, 2002          $ 23.7       $  22.5       $   -       $  46.2         51.3%        48.7%           -
     June 30, 2002             15.3          32.0           -          47.3         32.3%        67.7%           -
     September 29, 2002        15.5          42.3         3.0          60.8         25.6%        69.5%        4.9%
     December 31, 2002         23.0          22.9         3.3          49.2         46.8%        46.5%        6.7%
                             ------       -------       -----       -------         -----        -----        ----
                             $ 77.5       $ 119.7       $ 6.3       $ 203.5         38.1%        58.8%        3.1%
                             ======       =======       =====       =======         =====        =====        ====

     March 30, 2003          $ 32.3       $  32.5       $ 3.0        $ 67.8         47.7%        47.9%        4.4%
     June 29, 2003                -          27.5         3.0          30.5            -         90.2%        9.8%
     September 28, 2003           -          29.6         3.0          32.6            -         90.8%        9.2%
                             ------       -------       -----       -------         -----        -----        ----
                             $ 32.3       $  89.6       $ 9.0       $ 130.9         24.7%        68.4%        6.9%
                             ======       =======       =====       =======         =====        =====        ====

Net Sales

     The divestiture of our Wet Business in March 2003 has reduced our net sales in the second and third quarters of 2003, and affects the comparability of the results from the third quarter of 2003 and from the first nine months of 2003 to results from prior periods.

     Net sales for the third quarter of 2003 were $32.6 million. This represents a decrease of 46.3% compared to $60.8 million of net sales for the third quarter of 2002, and an increase of 6.9% compared to $30.5 million of net sales for the second quarter of 2003. The decrease in net sales in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to the divestiture of the Wet Business in March 2003 and lower net sales of our RTP and strip products in the third quarter of 2003. We anticipate our net sales for the fourth quarter of 2003 to range between $37 million and $41 million.

     Net sales of RTP and strip products for the third quarter of 2003 were $29.6 million. This represents a decrease of 30.0% compared to $42.3 million of net sales for such products in the third quarter of 2002, and an increase of 7.6% compared to $27.5 million of net sales for such products in the second quarter of 2003. The decrease in net sales in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to lower unit sales and reduced customer demand as a result of the continuing downturn in the semiconductor industry. Although net sales of RTP and strip products increased in the third quarter of 2003 compared to the second quarter of 2003, net sales of those products for the second quarter of 2003 reflects a reduction of $3.3 million as a result of returns from product sales that occurred in 2001. In addition, net sales of these products in the third quarter of 2003 were favorably impacted by an increase in customer acceptances of systems. Units of RTP and strip products shipped in the third quarter of 2003 decreased 37.8% and 8.0% compared to the third quarter of 2002 and the second quarter of 2003, respectively.

     Net sales for the first nine months of 2003 were $130.9 million, representing a decrease of 15.1% compared to net sales of $154.3 million for the first nine months of 2002. This decrease was primarily due to the divestiture of the Wet Business in March 2003. Net sales of RTP and strip products for the first nine months of 2003 were $89.6 million, representing a decrease of 7.4% compared to net sales of such products of $96.8 million for the first nine months of 2002 This decrease was primarily due to lower unit sales reflecting reduced customer demand as a result of the continuing downturn in the semiconductor industry. Net sales for the first nine months of 2003 also reflects a reduction of $3.3 million as a result of returns from product sales that occurred in 2001. The decrease in product sales in the first nine months of 2003 was partially offset by increased royalty revenue of $6.0 million compared to the first nine months of 2002. Units of RTP and strip products shipped in the first nine months of 2003 decreased 8.7% compared to the first nine months of 2002.

     Total deferred revenue at September 28, 2003 was approximately $28.5 million, a decrease from $114.3 million at the end of the third quarter of 2002, a decrease from $108.7 million at the end of the fourth quarter of 2002, and a decrease from $32.2 million at the end of the second quarter of 2003. The decrease from 2002 was primarily due to the elimination of deferred revenue related to Wet Business products as a result of the divestiture of our Wet Business on March 17, 2003. Wet Business product sales previously accounted for the majority of our deferred revenue. The deferred revenue at the end of the third quarter of 2003 decreased compared to the second quarter of 2003 primarily due to increased acceptances of systems we sold in prior periods, partially offset by $2.0 million in net pre-paid royalties we received from DNS during the third quarter of 2003. Our deferred revenue at September 28, 2003 of $28.5 million consists of $14.7 million related to advanced royalty payments by DNS and $13.8 million related to tools shipped that are awaiting customer acceptance. We generally expect deferred revenue from particular product sales to be recognized as revenue in our consolidated statement of operations with a time lag of three to ten months from product shipment.

   International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 88.3% and 77.7% of net sales for the third quarter of 2003 and 2002, respectively, and 84.5% and 76.7% of net sales for the first nine months of 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for the remainder of 2003.

Gross Margin

     Our gross margin for the third quarter of 2003 was 39.1%, an increase from 22.2% for the third quarter of 2002, and essentially flat compared to gross margin of 39.5% for the second quarter of 2003. Our gross margin for the first nine months of 2003 was 33.2%, an increase from 19.7% for the first nine months of 2002. The increase in our gross margin in the third quarter of 2003 and for the first nine months of 2003 compared to the same periods in 2002, was primarily due to the relatively higher margin profile associated with our ongoing core businesses, resulting from the divestiture of the Wet Business, and also reflects a decrease in inventory valuation charges related to the merger that adversely affected margins in the third quarter and first nine months of 2002. In addition, the increase in our gross margin for the first nine months of 2003 is due to higher royalty revenue by $6.0 million from DNS, with no associated cost of sales, compared to the first nine months of 2002. Our gross margin for the third quarter of 2003, when compared to both the third quarter of 2002 and the second quarter of 2003, benefited from our ability to better control unfavorable manufacturing variances due to improved visibility in our plants. This also accounts for some of the improvement in our margin in the first nine months of 2003 compared to the same period in 2002. In addition, our gross margin in the third quarter of 2003 was favorably affected by a product mix with a higher proportion of revenue recognized at the time of shipment, and by an increase in the proportion of revenue from customer acceptances (with no associated cost of sales, because costs for the accepted systems were recorded in prior quarters), when compared to the second quarter of 2003. We also continue to see improved gross margin contribution from our spare parts and service operations. We anticipate our gross margin for the fourth quarter of 2003 to be approximately equal our gross margin for the third quarter of 2003.

     The divestiture of our Wet Business in March 2003 affects the comparability of our gross margin in the current period, and will affect the comparability of our gross margins in future periods, to our historical margins.

     Due to intense competition we are continuing to face pricing pressure from competitors that is also affecting our gross margin. In response, we are continuing with our cost controls and efforts to differentiate our product portfolio. We continue to have excess capacity at our remaining manufacturing sites, but have reduced costs at those sites in an effort to improve our gross margin.

     Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, the relative amounts of customer acceptances in a given quarter, economies of scale, overhead absorption levels and costs associated with the introduction of new products.

Research, Development and Engineering

     Research, development and engineering expenses for the third quarter of 2003 were $4.5 million, or 13.7% of net sales, as compared to $10.0 million, or 16.4% of net sales, for the third quarter of 2002, and $6.7 million, or 21.9% of net sales, for the second quarter of 2003. The decrease in research, development and engineering expenses in the third quarter of 2003 was primarily due to reductions in personnel and associated costs resulting from the divestiture of our Wet Business in March 2003, more selective research and development project funding, additional reductions of personnel, a $0.7 million credit for cost sharing with an alliance partner in connection with an R&D project, and various cost control measures that resulted in a reduction in expenses. We anticipate that research, development and engineering expenses for the fourth quarter of 2003 will be approximately $5.5 million.

     Research, development and engineering expenses for the first nine months of 2003 were $18.7 million, or 14.3% of net sales, as compared to $28.9 million, or 18.7% of net sales, for the first nine months of 2002. The decrease in research, development and engineering expenses was primarily due to the divestiture of our Wet Business in March 2003, reductions of personnel and associated costs, more selective research and development project funding, a $0.7 million credit for cost sharing with an alliance partner in connection with an R&D project, and various cost control measures that resulted in a reduction in expenses.

Selling, General and Administrative

     Selling, general and administrative expenses for the third quarter of 2003 were $12.6 million, or 38.7% of net sales, as compared to $22.1 million, or 36.3% of net sales, for the third quarter of 2002. The decrease in selling, general and administrative expenses in absolute dollars in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to the divestiture of our Wet Business in March 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities costs, lower sales commissions, and lower travel expenses. Total selling, general and administrative expenses in the third quarter of 2003 declined from $12.8 million, or 41.9% of net sales, in the second quarter of 2003, as a result of reduction of personnel and continuing cost controls during the third quarter of 2003. The increase in selling, general and administrative expenses as a percentage of net sales during the third quarter of 2003 compared to the same period last year is primarily due to the decrease in sales.

     Selling, general and administrative expenses for the first nine months of 2003 were $42.3 million, or 32.3% of net sales, as compared to $65.3 million, or 42.3% of net sales, for the first nine months of 2002. The decrease in selling, general and administrative expenses is primarily due to the divestiture of our Wet Business in March 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities, lower sales commissions, and lower travel expenses.

Amortization of Intangibles

     We no longer amortize goodwill following our adoption of SFAS 142 on January 1, 2002. We continue to amortize the identified intangibles, in an amount estimated to be $0.3 million for the remainder of fiscal 2003 and thereafter $1.3 million for each of fiscal years 2004 and 2005.

Interest and Other Income (Expense)

     Interest and other income for the third quarter of 2003 was $1.3 million, or 3.9% of net sales, as compared to $15.7 million, or 25.9% of net sales, for the third quarter of 2002. During the third quarter of 2003, other income consisted of interest income of $0.3 million resulting from the investment of our cash balances, a foreign exchange gain of $0.9 million, and net other income of $0.5 million, partially offset by a loss on sale of fixed assets of $0.4 million. In the same period of 2002, interest and other income consisted of payments from DNS for past patent infringement damages of $15.0 million, interest income of $0.4 million resulting from the investment of our cash balances, and a foreign exchange gain of $0.1 million, offset by interest expense of $0.4 million primarily related to interest on our notes payable to STEAG Electronics Systems AG ("SES").

     Interest and other income for the first nine months of 2003 was $0.9 million, or 0.7% of net sales, as compared to interest and other income of $13.7 million, or 8.9% of net sales, for the first nine months of 2002. During the first nine months of 2003, other income consisted of interest income of $0.9 million resulting from the investment of our cash balances, a foreign exchange gain of $0.1 million and net other income of $0.9 million, partially offset by interest expense of $0.1 million and a loss on sale of fixed assets of $1.0 million. In the same period of 2002, interest and other income consisted of payments from DNS for past patent infringement damages of $15.0 million and interest income of $1.6 million resulting from the investment of our cash balances, offset by interest expense of $1.8 million primarily related to interest on our notes payable to SES, and a foreign exchange loss of $0.7 million.

Provision for Income Taxes

     In the third quarter of 2003, we recorded an income tax benefit of approximately $21,000, and an income tax provision of approximately $142,000 for the first nine months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by our foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.7 million. We had no US or German current income tax benefit or expense. Our effective income tax rate was a negative 0.6% for the nine months ended September 28, 2003. At September 28, 2003, we have provided a full valuation allowance against our net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all the Company's net deferred tax assets.

     In the third quarter of 2002, we recorded an income tax provision of approximately $1.3 million, and approximately $1.0 million for the first nine months of 2002. The provision consists of foreign taxes incurred by our foreign sales and service operations of $0.3 million, other foreign taxes of $0.6 million, foreign withholding taxes of $1.8 million, and state income taxes of $0.1 million, partially offset by deferred tax benefit on the amortization of certain intangible assets of $1.8 million. We had no US or German current income tax benefit or expense. Our effective income tax rate was negative 1.7% for the nine months ended September 29, 2002.


Liquidity and Capital Resources

   Our cash and cash equivalents, excluding restricted cash, were $83.0 million at September 28, 2003, a decrease of $4.9 million from $87.9 million at December 31, 2002 and a decrease of $1.2 million from $84.2 million at June 29, 2003. During the third quarter of 2003, we received a $5.0 million payment from DNS. Stockholders' equity at September 28, 2003 was $76.1 million, compared to $106.1 million at December 31, 2002.

     Over the next two or more quarters, we expect to make cash payments as a result of post-closing obligations related to the disposition of our Wet Business in an amount estimated to be approximately $9 million. The actual amount to be paid is uncertain, and could be more or less than our estimate. During the fourth quarter of 2003, we expect to receive a payment of $6.0 million from DNS.

     Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.1 million at September 28, 2003), secured by specific trade accounts receivable of our Japanese subsidiary. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility expires on June 20, 2004. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At September 28, 2003, the borrowing under this credit facility was $1.1 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet.

     We have a revolving line of credit with a US bank in the amount of $20.0 million, which will expire on April 26, 2004. All borrowings under this line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is secured by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 28, 2003, we were in compliance with the covenants and there were no borrowings under this credit line.

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

     During the third quarter of 2003, we received a payment of $5.0 million from DNS. As of September 28, 2003, DNS had made payments aggregating $45.0 million under the terms of the settlement agreement and cross license agreement. Of the $45.0 million paid as of September 28, 2003, $4.0 million was subjected to Japanese withholding tax, and the net amount we received was $41.0 million. The payments we received are being utilized in our operating activities. In future periods, we are scheduled to receive the settlement and minimum royalty payments as follows:

                                               Future
           Fiscal Year Ending               DNS Payments
              December 31,                 to be received
           ------------------              --------------
                                           (in thousands)

                  2003                        $ 6,000
                  2004                          6,000
                  2005                          6,000
                  2006                          6,000
                  2007                          6,000
                                              -------
                                              $30,000
                                              =======

     Net cash used in operating activities was $9.3 million during the nine months ended September 28, 2003 as compared to $22.7 million during the same period in 2002.

     The net cash used in operating activities during the nine months ended September 28, 2003 was primarily attributable to a net loss of $29.4 million, a decrease in deferred revenue of $32.1 million, a decrease in accrued liabilities of $6.0 million, and a decrease in accounts payable of $6.0 million. The cash used in operating activities was offset by a decrease in inventories and inventories - delivered systems of $21.9 million, a decrease in accounts receivable and advance billing of $23.7 million, the loss on disposition of Wet Business of $10.3 million, the non-cash depreciation and amortization of intangibles of $6.6 million and a decrease in prepaid expenses and other current assets of $1.5 million.

     The net cash used in operating activities during the nine months ended September 29, 2002 of $22.7 million was primarily attributable to a net loss of $62.3 million, a decrease in deferred revenue of $33.2 million, a decrease in accrued liabilities of $12.8 million, an increase in other assets of $4.2 million, and a decrease in deferred taxes of $1.8 million. The cash used in operating activities was offset by a decrease in inventories and inventories - delivered systems of $38.5 million, a decrease in advance billings of $21.6 million, non-cash depreciation and amortization of $12.4 million, restructuring and other charges of $6.2 million, a decrease in accounts receivable of $7.3 million, and an increase in accounts payable of $1.2 million.

   Net cash used in investing activities was $1.9 million during the nine months ended September 28, 2003 as compared to $2.8 million during the same period last year. The net cash used in investing activities during the nine months ended September 28, 2003 is attributable to the purchase of property and equipment of $3.9 million offset by proceeds from the disposition of the Wet Business of $2.0 million. The net cash used in investing activities during the first nine months of 2002 was attributable to purchases of investments of $15.0 million and purchase of equipment of $2.1 million offset by proceeds from the sale of investments of $10.9 million and sale of equipment of $3.4 million.

     Net cash provided by financing activities was $2.1 million during the nine months ended September 28, 2003 as compared to $19.5 million during the same period last year. The net cash provided by financing activities during the nine months ended September 28, 2003 is primarily attributable to net borrowing against our Japanese line of credit in the amount of net $1.1 million, restricted cash of $0.6 million, and proceeds from the issuance of common stock of $0.4 million. The net cash provided by financing activities during the first nine months of 2002 was primarily attributable to the net proceeds from the issuance of common stock of $34.9 million, a decrease in restricted cash of $26.0 million, proceeds from the issuance of common stock under stock plans of $1.3 million and an increase in the interest accrual on a note payable to SES of $1.3 million, offset by the payment of notes payable to SES of $38.8 million, and payments against our Japanese line of credit and long-term debt in the amount of $5.3 million.

     Based on current projections, we believe that our current cash and investment positions will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our primary sources of liquidity are our existing unrestricted cash balance and cash generated by our operations. During 2001, 2002 and the first nine months of 2003, we had operating losses. Our operating plans are based on and require that we reduce our operating losses, control our expenses, manage our inventories, and collect our accounts receivable balances. In this market downturn, we are exposed to a number of challenges and risks, including delays in payments of our accounts receivable by our customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause us to have excess inventory and underutilized manufacturing capacity. If we are not able to significantly reduce our present operating losses over the upcoming quarters, our operating losses could adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing.

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

     As a result of the acquisition of the STEAG Semiconductor Division and CFM at the beginning of 2001, we grew to be a larger, more geographically diverse company, less able to react quickly to the cyclicality of the semiconductor business, particularly in Europe and other regions where restrictive laws relating to termination of employees prohibited us from quickly reducing costs in order to meet the downturn. Accordingly, during this latest downturn we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal years ended December 31, 2002 and 2001, and for the first nine months of 2003, our net loss was $94.3 million, $336.7 million, and $29.4 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. The net loss in 2002 and the first half of 2003 primarily reflects the impact of our continuing decline in net sales. In the first quarter of 2003, we sold the Wet Business to SCP, which business had originally been acquired as part of our acquisition of the STEAG Semiconductor Division and CFM. If our actions to date, including our recent sale to SCP of the Wet Business, are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.


The Sale of Our Wet Business to SCP May Fail to Result in the Benefits We Anticipate, and May Cause Us to Incur Greater Costs Than Anticipated.

     We may not obtain the benefits we expect as a result of the sale of the Wet Business to SCP, such as greater strategic focus on our core businesses. Our agreement with SCP may require an adjustment to the initial purchase price, if the net working capital of the Wet Business after the sale is not within a specified range, and could result in a reduction of the purchase price to us. We expect the purchase price adjustment based on the net working capital at closing to result in a payment to SCP, in an amount approximately $2.0 million. We have agreed with SCP to (i) fund salary and severance costs for certain reductions in force to be implemented in Germany after the closing, (ii) assume real property leases relating to our former Pliezhausen facilities, subject to a sublease of all or a portion of such facilities to SCP, (iii) pay legal fees up to a maximum of $1 million in connection with certain pending patent litigation, and (iv) reimburse SCP for amounts to cover specified arrangements and responsibilities with customers and other costs. We recorded additional accruals of approximately $11.9 million to cover certain future obligations relating to this transaction. Over the next two quarters or more, we expect to make cash payments relating to these obligations and other costs of ending our wet business operations in an amount estimated to be approximately $9 million. However, our actual costs and expenses could be higher or lower than expected, and if higher, could materially adversely affect our results of operation in future periods.

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

     In addition, as a result of new requirements proposed by the Securities and Exchange Commission, in response to the passage of the Sarbanes-Oxley Act of 2002, requiring annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors, we are currently reviewing our internal control procedures and considering further documentation of such procedures, that may be necessary. Any improvements in our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at market interest rates.

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of September 28, 2003.

                                        Fair Value
                                       September 28,
                                           2003
                                       -------------
                                       (In thousands)
         Assets
         Cash and cash equivalents        $ 82,996
              Average interest rate           0.7%
         Restricted cash                     $ 508
              Average interest rate           0.8%


Foreign Currency Risk

     We are primarily a US Dollar functional currency entity. We transact business in various foreign countries and employ a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with the Japanese Yen. Our subsidiaries in Germany are EURO functional currency entities and they also employ foreign currency hedging programs, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with the US Dollar and Japanese Yen. The goal of the hedging program is to lock in exchange rates to minimize the impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of September 28, 2003 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                                                    Average       Estimated
                                                                   Notional        Contract          Fair
                                                                    Amount           Rate           Value
                                                                   ---------       ---------       --------
                                                                (In thousands, except for average contract rate)

Foreign currency forward sell exchange contracts:

  Mattson Technology Inc. (US Dollar equivalent amount)
     Japanese Yen                                                  $    735        118.41          $    781

  Mattson Thermal Products GmbH (Euro equivalent amount)
     U.S. Dollar                                                 EUR  7,540          1.10        EUR  7,236
                                                                   $  8,668                        $  8,319


   The local currency is the functional currency for all our foreign sales operations. Our exposure to foreign currency risk has increased as a result of our global expansion of business. To neutralize our US operation's exposure to exchange rate volatility, we keep EUROS in a foreign currency bank account. The balance of this bank account was 2.8 million EUROS at September 28, 2003.


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

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

    In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against us, even if such claims or actions are not meritorious, could result in the expenditure of significant financial and managerial resources.

     Except as reported in our most recent annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 30, 2003, there have been no developments in the pending cases during the third quarter of 2003 that are material to Mattson.

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

     10.4 (3) Form of Indemnity Agreement.

     31.1 Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302 (a).

     31.2 Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302 (a).

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.


     (b) Reports on Form 8-K


     Form 8-K furnished July 30, 2003 reporting under Item 7 and Item 12 the issuance of a press release reporting financial results for the second quarter of 2003.


-----------

(1) Incorporated by reference from Mattson Technology, Inc. current report on Form 8-K filed on January 30, 2001.

(2) Incorporated by reference from Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(3) Incorporated by reference from Appendix B to the Mattson Technology, Inc. Proxy Statement filed on June 20, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MATTSON TECHNOLOGY, INC.



Date: November 11, 2003
                                        /s/ David Dutton
                                    ---------------------------------------
                                        David Dutton
                                        President and Chief Executive Officer




                                        /s/ Ludger Viefhues
                                    ---------------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer