Form 10-Q
period 2004-03-28
MATTSON TECHNOLOGY INC
filed 2004-05-07
CIK 928421

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

                  For the quarterly period ended March 28, 2004

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                         Commission file number 0-21970

                               ------------------


                            MATTSON TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                           77-0208119
                      ---------                          ----------
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)          Identification No.)


                47131 Bayside Parkway, Fremont, California      94538
               -------------------------------------------      -----
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


Number of shares of common stock outstanding as of April 29, 2004: 49,804,410.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at March 28, 2004
            and December 31, 2003 .........................................  3

          Condensed Consolidated Statements of Operations for the three months ended March 28, 2004 and March 30, 2003 ................  4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2004 and March 30, 2003 ................  5

          Notes to Condensed Consolidated Financial Statements ............  6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................  17


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  31


Item 4.   Controls and Procedures .........................................  33



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings ...............................................  33


Item 2.   Changes in Securities, Use of Proceeds and Issuer
             Repurchase of Equity Securities ..............................  34


Item 3.   Defaults Upon Senior Securities..................................  34


Item 4.   Submission of Matters to a Vote of Security Holders..............  34


Item 5.   Other Information................................................  34


Item 6.   Exhibits and Reports on Form 8-K ................................  34


          Signatures.......................................................  35

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                     ASSETS
                                                       Mar. 28,        Dec. 31,
                                                        2004            2003
                                                      ---------       ---------
Current assets:
  Cash and cash equivalents                           $ 103,085       $  77,115
  Restricted cash                                           509             509
  Accounts receivable, net                               50,794          34,260
  Advance billings                                       24,414          20,684
  Inventories                                            35,841          27,430
  Inventories - delivered systems                         8,540           6,549
  Prepaid expenses and other current assets              12,182          12,995
                                                      ---------       ---------
       Total current assets                             235,365         179,542

Property and equipment, net                              17,058          16,211
Goodwill                                                  8,239           8,239
Intangibles                                               2,298           2,626
Other assets                                              1,044             769
                                                      ---------       ---------
            Total assets                              $ 264,004       $ 207,387
                                                      =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  26,076       $  21,340
  Accrued liabilities                                    59,939          62,608
  Deferred revenue                                       43,555          38,680
                                                       ---------       ---------
       Total current liabilities                        129,570         122,628
                                                      ---------       ---------
 Long-term liabilities:
  Deferred income taxes                                     875           1,055
                                                      ---------       ---------
       Total long-term liabilities                          875           1,055
                                                      ---------       ---------
            Total liabilities                           130,445         123,683
                                                      ---------       ---------
Commitments and Contingencies (Note 14)

Stockholders' equity:
  Common stock                                               50              45
  Additional paid-in capital                            592,796         546,099
  Accumulated other comprehensive income                  9,307           9,468
  Treasury stock                                         (2,987)         (2,987)
  Accumulated deficit                                  (465,607)       (468,921)
                                                      ---------       ---------
       Total stockholders' equity                       133,559          83,704
                                                      ---------       ---------
           Total liabilities and
              stockholders' equity                    $ 264,004       $ 207,387
                                                      =========       =========



     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                       MAR. 28,       MAR. 30,
                                                        2004           2003
                                                      --------       --------
Net sales                                             $ 53,125       $ 67,758
Cost of sales                                           30,717         49,167
                                                      --------       --------
  Gross profit                                          22,408         18,591
                                                      --------       --------
Operating expenses:
  Research, development and engineering                  4,896          7,550
  Selling, general and administrative                   12,947         16,873
  Amortization of intangibles                              328          1,167
                                                       --------       --------
     Total operating expenses                           18,171         25,590
                                                      --------       --------
Income (loss) from operations                            4,237         (6,999)
Loss on disposition of Wet Business                       --          (10,257)
Interest and other income (expense), net                  (654)         1,203
                                                      --------       --------
Income (loss) before benefit from income taxes           3,583        (16,053)
Provision for (benefit from) income taxes                  269            (62)
                                                      --------       --------
Net income (loss)                                     $  3,314       $(15,991)
                                                      ========       ========
Net income (loss) per share:
     Basic                                            $   0.07       $  (0.36)
     Diluted                                          $   0.07       $  (0.36)

Shares used in computing net
  income (loss) per share:
     Basic                                              47,463         44,859
     Diluted                                            49,275         44,859



       See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                               ----------------------------
                                                               MAR. 28,         MAR. 30,
                                                                 2004            2003
                                                               ---------       ---------

Cash flows from operating activities:
  Net income (loss)                                            $   3,314       $ (15,991)
  Adjustments  to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation                                                  1,313           2,389
     Deferred taxes                                                 (175)           (454)
     Provision for excess and obsolete inventories                   348            --
     Amortization of goodwill and intangibles                        328           1,167
     Loss on disposition of Wet Business                            --            10,257
     Loss on disposal of property and equipment                       77             245
     Changes in assets and liabilities:
       Accounts receivable                                       (16,525)         10,818
       Advance billings                                           (3,732)         (1,637)
       Inventories                                                (8,785)          2,110
       Inventories - delivered systems                            (2,001)         12,871
       Prepaid expenses and other current assets                     743          (8,982)
       Other assets                                                   84           2,184
       Accounts payable                                            4,749          (1,678)
       Accrued liabilities                                        (2,639)         11,291
       Deferred revenue                                            4,878         (33,890)
                                                               ---------       ---------
Net cash used in operating activities                            (18,023)         (9,300)
                                                               ---------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                             (2,545)           (731)
  Proceeds from disposition of Wet Business                         --             2,000
                                                               ---------       ---------
Net cash provided by (used in) investing activities               (2,545)          1,269
                                                                ---------       ---------

Cash flows from financing activities:
  Borrowings against line of credit                                 --               810
  Proceeds from exercise of options                                  110              20
  Proceeds  from the issuance of
    common stock, net of costs                                    46,592            --
  Restricted cash                                                   --               519
                                                               ---------       ---------
Net cash provided by financing activities                         46,702           1,349
                                                               ---------       ---------
Effect of exchange rate changes on
   cash and cash equivalents                                        (164)            522
                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents              25,970          (6,160)
Cash and cash equivalents, beginning of period                    77,115          87,879
                                                               ---------       ---------
Cash and cash equivalents, end of period                       $ 103,085       $  81,719
                                                               =========       =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 2004
                                   (unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The results of operations for the three months ended March 28, 2004 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2004.


Recent Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 (or SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101, that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company's adoption of SAB 104 did not have a material effect on its financial position or results of operations.

Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted to employees under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

     The following table sets forth the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                 ------------------------
                                                                  MAR. 28,       MAR.30,
                                                                   2004           2003
                                                                 --------       --------
Net income (loss):
   As reported                                                   $  3,314       $(15,991)
   Add: Total stock-based employee
        compensation expense included                                --             --
         in net income (loss)
   Deduct: Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects              (1,270)          (473)
                                                                 --------       --------
   Pro forma                                                     $  2,044       $(16,464)
                                                                 ========       ========
Diluted net income (loss) per share:
   As reported                                                   $   0.07       $  (0.36)
   Pro forma                                                     $   0.04       $  (0.37)



Note 2   Balance Sheet Detail (in thousands):

                                            MAR. 28,        DEC. 31,
                                              2004            2003
                                            -------         -------

Inventories:
  Purchased parts and raw materials         $22,195         $18,884
  Work-in-process                            11,526           5,444
  Finished goods                              2,120           3,102
                                            -------         -------
                                            $35,841         $27,430
                                            =======         =======

Accrued liabilities:
  Warranty                                  $17,325         $16,508
  Accrued compensation and benefits           8,208           6,596
  Income taxes                                7,230           6,992
  Other                                      27,176          32,512
                                            -------         -------
                                            $59,939         $62,608
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

     The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. As part of the transaction, the Company assumed certain real property leases relating to transferred facilities in Germany, subject to a sublease to SCP. On December 5, 2003, the Company signed a Second Amendment to Stock and Asset Purchase Agreement for Wet Products Division (the "Second Amendment") with SCP. Under the terms of the Second Amendment, the Company paid $4.4 million to SCP in satisfaction of all further liabilities relating to (i) working capital adjustments, (ii) pension obligations, (iii) reductions in force in Germany (iv) reimbursement of legal fees, and (v) reimbursement of amounts necessary to cover specified customer responsibilities. There has been no earn-out received to date through the period ended March 28, 2004. As a result of the significant continuing involvement by the Company subsequent to the disposition, the transaction was accounted for as a sale of assets and liabilities.

     In the first quarter of 2003, the Company recorded a $10.3 million loss on the disposition of the Wet Business, as detailed below (in thousands):


Contractual purchase price payment from SCP            $  2,000

Net book value of assets sold,
   including goodwill and intangibles                   (80,824)

Net book value of liabilities assumed by SCP,
 including deferred revenues                             76,117

Other                                                    (7,550)(A)
                                                       --------
           Loss on disposition of Wet Business         $(10,257)
                                                       ========
----------
(A) Included in the Other category were cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of the Wet Business.

     During the first quarter of 2003, as part of the loss on disposition of the Wet Business, the Company recorded accruals of approximately $11.9 million to cover the future obligations relating to this transaction. The Company has not recorded any additional accruals relating to the transaction.

     During 2003, the Company paid $11.5 million relating to reductions in force, working capital adjustment, investment banker's fees, legal fees, and accounting and other professional fees which were charged against accruals established at the closing of the sale. With the effectiveness of the Second Amendment on December 5, 2003, the Company has no further obligation to SCP relating to the sale of the Wet Business.

     The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2001, 2002 and the first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Consolidated Statements of Operations and Balance Sheet for the first quarter of 2004 to its reported results from those prior periods. For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of RTP products and strip products, and royalties received from Dainippon Screen Manufacturing Co., Ltd. ("DNS"). (See Note 10). Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of RTP and strip products, and royalties received from DNS. In the fourth quarter of 2003, $1.3 million of revenue was recognized that related to a deferred Wet system that remained the property of the Company after the divestiture.


Note 4   Goodwill and Intangible Assets

     The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances (in thousands):

                                                        March 31, 2004                             December 31, 2003
                                           -------------------------------------        --------------------------------------
                                             Gross                         Net            Gross                         Net
                                           Carrying      Accumulated    Carrying        Carrying      Accumulated     Carrying
                                            Amount      Amortization     Amount          Amount      Amortization      Amount
                                            ------      ------------     ------          ------      ------------      ------
                                                          (unaudited)

Goodwill                                    $ 8,239        $  --         $ 8,239        $ 8,239        $  --          $ 8,239
Developed technology                          6,565         (4,267)        2,298          6,565         (3,939)         2,626
                                            -------        -------       -------        -------        -------        -------
Total goodwill and intangible assets        $14,804        $(4,267)      $10,537        $14,804        $(3,939)       $10,865
                                            =======        =======       =======        =======        =======        =======

     Amortization expense related to intangible assets was as follows (unaudited, in thousands):

                                             For the Three Months Ended
                                         ----------------------------------
                                           March 28,         March 30,
                                              2004             2003
                                            ------             ------

Developed technology amortization           $  328             $1,167
                                            ------             ------
     Total amortization                     $  328             $1,167
                                            ======             ======

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

     An intangible asset for workforce was reclassified as goodwill upon adoption of SFAS 141 on January 1, 2002. The Company continues to amortize developed technology intangible assets. Amortization expense for developed technology and other intangible assets was $0.3 million and $1.2 million for the three months ended March 28, 2004 and March 30, 2003, respectively. The amortization expense is estimated to be $1.3 million for each of fiscal years 2004 and 2005. In the first quarter of 2003, goodwill and intangible assets relating to developed technology were reduced by $4.4 million and $10.5 million, respectively, in connection with the Wet Business divestiture.

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

                                                          THREE MONTHS ENDED
                                                       ----------------------
                                                        MAR. 28,      MAR. 30,
                                                          2004         2003
                                                       --------      --------

NET INCOME (LOSS)                                      $  3,314      $(15,991)

BASIC INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders       $  3,314      $(15,991)
  Weighted average common shares outstanding             47,463        44,859
                                                       --------      --------
  Basic earnings (loss) per share                      $   0.07      $  (0.36)
                                                       ========      ========

DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders       $  3,314      $(15,991)
  Weighted average common shares outstanding             47,463        44,859
  Diluted potential common shares from stock options      1,812          --
                                                       --------      --------
  Weighted average common shares and dilutive
     potential common shares                             49,275        44,859
                                                       --------      --------
  Diluted income (loss) per share                      $   0.07      $  (0.36)
                                                       ========      ========

     Stock options outstanding at March 28, 2004 and March 30, 2003 of 1,472,365 and 5,374,250 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 6 Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     The following are the components of comprehensive income (loss):

                                              THREE MONTHS ENDED
                                           ------------------------
(in thousands)                             MAR. 28,       MAR. 30,
                                             2004           2003
                                           --------      ----------

Net income (loss)                          $  3,314       $(15,991)

Cumulative translation adjustments             (169)          (129)
Unrealized investment  gain (loss)                8             88
Loss on cash flow hedging instruments          --              (34)
                                           --------       --------
Comprehensive income (loss)                $  3,153       $(16,066)
                                           ========       ========

     The components of accumulated other comprehensive income, net of related tax, are as follows:

(in thousands)                             MAR. 28,     DEC. 31,
                                             2004         2003
                                           --------     --------

Cumulative translation adjustments         $ 9,300      $ 9,469
Unrealized investment gain (loss)               7           (1)
Gain on cash flow hedging instruments         --           --
                                           -------      -------
                                           $ 9,307      $ 9,468
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

     The following is net sales information by geographic area for the periods presented (dollars in thousands):

                                        Three Months Ended
                          ------------------------------------------------
                             March 28, 2004              March 30, 2003
                          --------------------         -------------------
                            ($)           (%)             ($)         (%)
                          -------        -----         --------      -----
United States             $ 4,151          8           $ 10,715       16
Germany                     5,116         10              8,228       12
Europe - others               871          1                533        1
Japan                      10,481         20              2,159        3
Taiwan                     19,456         37             19,776       29
Korea                       7,616         14             12,769       19
China                       4,452          8             13,341       20
Singapore                     982          2                237        0
                         --------                      --------
                         $ 53,125                      $ 67,758
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

     In the first quarter of 2004, two customers accounted for 13% and 19% of net sales and in the first quarter of 2003, three customers accounted for 16%, 24% and 25% of net sales.

     At March 28, 2004, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 11% and 16%, respectively. At December 31, 2003, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 14% and 19%, respectively.


Note 8 Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.5 million at March 28, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At March 28, 2004, there were no borrowings under this credit facility. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility expires on June 20, 2004, however the Company intends to renew it. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

     The Company has a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. At March 28, 2004, the Company was in compliance with the covenants and there were no borrowings under this credit line. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit.

Note 9 Related Party Transactions

     At March 28, 2004, the Company was owed $76,000 in accrued interest from Brad Mattson relating to loans issued in 2002. The principal amount of the loans has been fully repaid by Mr. Mattson. Mr. Mattson resigned as an officer of the Company in October 2001 and continued to work for the Company as a part time employee until October 2003. He resigned as a director in November 2002.

     On February 17, 2004, Steag Electronic Systems AG ("SES") sold approximately 4.3 million shares of the Company's common stock in an underwritten public offering at $11.50 per share. Following that sale, SES continued to hold approximately 8.9 million shares of common stock of the Company, or 17.8% of the outstanding shares.


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

     As of March 28, 2004, DNS had made payments aggregating $51.0 million under the settlement and license agreements. Of the $51.0 million paid by DNS as of March 28, 2004, $4.0 million was subjected to Japanese withholding tax, and the net amount the Company received was $47.0 million. In future periods, the Company is scheduled to receive minimum royalty payments as follows:

                                               Future
                                            DNS Payments
          Fiscal Period                    to be received
          -------------                    --------------
                                            (in millions)

           April 2004                         $ 6.0
           April 2005                           6.0
           April 2006                           6.0
           April 2007                           6.0
                                              -----
                                              $24.0
                                              =====

     In April 2004, DNS made a further payment of $6.0 million under the terms of the settlement and license agreements. Of the $6.0 million paid by DNS in April 2004, $0.6 million was subjected to Japanese withholding tax, and the net amount the Company received was $5.4 million. This payment brought the total net amount the Company has received to $52.4 million.

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to the Company are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in net sales in the income statement on a straight-line basis over the license term. During the three months ended March 28, 2004, the Company recognized $3.2 million of royalty income.

Note 11  Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual for the three months ended March 28, 2004 and March 30, 2003:

(in thousands)                                          Three months ended
                                                     -------------------------
                                                     March 28,       March 30,
                                                        2004            2003
                                                     ------------   ----------
Balance at beginning of period                        $ 16,508       $ 16,486
Accrual for warranties issued during the period          4,338          2,207
Settlements made during the period                      (3,521)        (1,156)
                                                      --------       --------
Balance at end of period                              $ 17,325       $ 17,537
                                                      ========       ========

     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required. As of March 28, 2004, the maximum potential amount of future payments that the Company could be required to make under these standby letters of credit is approximately $1.1 million, representing collateral for corporate credit cards, certain equipment leases and security deposits. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or under which the Company may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters. Customarily, payment by the Company with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company's financial position or results of operations.

Note 12  Restructuring and Other Charges

     During the third quarter of 2003, the company recorded restructuring and other charges of $489,000 that included $381,000 for workforce reduction and $108,000 for consolidation of excess facilities. The Company anticipates that the accrued liabilities at March 28, 2004 for the workforce reduction and the consolidation of excess facilities will be paid out in the next three months and the next two years, respectively.

     The following is a summary of activities remaining in the restructuring-related accruals during the three month period ended March 28, 2004:

                                        Liability as of        Cash Payments         Liability as of
                                         December 31,       Three Months Ended          March 28,
                                             2003             March 28, 2004              2004
                                        ---------------     ------------------       ---------------
Workforce reduction                          $  115               $  (20)                 $   95
Consolidation of excess facilities            1,175                  (77)                  1,098
                                             ------               ------                  ------
                  Total                      $1,290               $  (97)                 $1,193
                                             ======               ======                  ======

Note 13 Public Offering

     On December 23, 2003, the Company filed a shelf registration statement on Form S-3 that would allow the Company to sell, from time to time, up to $100 million of its common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of Company common stock owned by STEAG Electronic Systems AG ("SES"). The registration statement was declared effective by the SEC on January 9, 2004.

     On February 17, 2004, the Company sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of Company common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to the Company, net of underwriting discounts and transaction expenses, through the first quarter of 2004, of approximately $46.6 million. Out of the gross proceeds from the sale of common stock by the Company of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.5 million, primarily for legal, accounting and printing services, through the first quarter of 2004. The Company estimates that its net proceeds will be approximately $46.3 million after payment in future periods of the balance of the transaction costs.

     The Company intends to use the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. The Company did not receive any proceeds from the sale of shares by STEAG. STEAG remained the Company's single largest shareholder, holding approximately 8.9 million, or 17.8%, of the 49.8 million outstanding shares of Company common stock.

Note 14 Commitments and Contingencies

   The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings has approximately 15 years remaining with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. The sublease, under which lease payments aggregate approximately $7.2 million, is expected to cover all related costs on the administrative building during the sublease period. In the second quarter of 2002, the Company leased space in two new facilities in Malvern, Pennsylvania to house its administrative functions previously located in Exton, Pennsylvania. These leases are each for a two year term ending in May 2004. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, under which lease payments aggregate approximately $2.1 million, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time periods over which the buildings will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.0 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next fifteen years, less any amounts received under subleases. Adjustments for the facilities leases and subleases will be made in future periods, if necessary, based upon the then current actual events and circumstances.

     In connection with the disposition of the Wet Business, the Company assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease has approximately 2.5 years remaining, ending in August 2006, with an approximate rental cost of $1.2 million annually. The Company has sublet the facilities to SCP on terms that cover all rent and costs payable by the Company under the primary lease. During the first quarter of 2004, the Company received sublease payments of approximately $0.3 million from SCP. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease, in which case the Company would become responsible for the lease costs, net of cost recovery efforts and any sublease income.

     In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results or its financial position, given the uncertainty of litigation, the Company can not be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

Note 15 Income Taxes

     In the first quarter of 2004, the Company recorded income tax expense of approximately $269,000, which consisted of accrued foreign withholding taxes of $274,000, foreign taxes incurred by its foreign sales and service operations of $85,000, and federal and state income taxes of approximately $35,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. There is no US or German current income tax benefit or expense. The effective income tax rate was 6.6% for the first quarter of 2004. At March 28, 2004, the Company has provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

     In the first quarter of 2003, the Company recorded an income tax benefit of approximately $62,000. The benefit consists of the deferred tax benefit on the amortization of certain intangible assets of approximately $454,000 offset by foreign taxes incurred by its foreign sales and service operations of approximately $67,000, foreign withholding taxes of approximately $300,000, and state income taxes of approximately $25,000. There was no US or German current income tax benefit or expense in the first quarter of 2003.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, and in conjunction with our audited consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth or incorporated by reference under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this document.

Overview

     We are a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits. Our products include dry strip, rapid thermal processing ("RTP") and plasma enhanced chemical vapor deposition ("PECVD") equipment. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity to semiconductor manufacturers for both 200 mm and 300 mm wafer production at technology nodes at and below 130 nanometers (nm).

     The last three years, 2001 to 2003, were a period of great challenge and significant change for our Company. The external market environment was extremely difficult, with the semiconductor industry experiencing a significant downturn, resulting in severe capital spending cutbacks by our customers. At the beginning of 2001, we had just completed the simultaneous acquisition of the semiconductor equipment division of STEAG Electronic Systems AG and CFM Technologies, Inc. This more than doubled the size of our company and changed the nature and breadth of our product lines. On top of the many challenges in integrating multiple merged companies, we were faced with the impact of dramatically lower sales as a result of the downturn in the industry, that resulted in excess production capacity. We determined to refocus our business on our core technologies in dry strip and rapid thermal processing, and in 2002 and the first quarter of 2003 we took restructuring actions to align our business with this focus and to reduce our cost structure. As part of this restructuring effort, we divested a significant line of business, our wet surface preparation products (the "Wet Business"), in March of 2003.

     Our Company was very different at the end of 2003 than it was at the beginning of 2003 or during 2001 and 2002. Because of our significant restructurings and divestitures during this period, both our revenue sources and our cost structure have significantly changed. This affects the comparability of our reported financial information for the annual periods discussed in this report, and causes our historical information not to be a good indicator or predictor of results for future periods. Our size, structure and product focus have been more stable during the last three quarters of 2003 and the first quarter of 2004.

     We had losses from operations in each of fiscal years 2001, 2002 and 2003. However, as a result of our restructurings and divestitures, we reduced our cost structure and reduced our rate of losses throughout that period. As we finished 2003, we achieved a profit of $1.1 million from operations for the fourth quarter. For the first quarter of 2004, we had net income of $3.3 million. We ended first quarter of 2004 with over $103 million in cash and cash equivalents. We have no long-term debt. During the first quarter of 2004 we successfully completed an underwritten public offering of approximately 4.3 million shares of common stock, with net proceeds of approximately $46.3 million. With the recent improvements in our operating results and the infusion of additional cash on our balance sheet, we believe we are in a healthy position in terms of liquidity and capital resources.

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Declines in demand for semiconductors occurred throughout 2001, 2002 and the first half of 2003. There are recent signs of market improvement, however semiconductor companies continue to closely monitor their capital equipment purchase decisions. Our backlog of firm orders was at a relatively low level in relation to our anticipated sales for much of 2003, but has recently improved. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

     Going forward, the success of our business will be dependent on numerous factors, including but not limited to the market demand for semiconductors and semiconductor wafer processing equipment, and our ability to (a) develop and bring to market new products that address our customers' needs, (b) grow customer loyalty through collaboration with and support of our customers, and
(c) create a cost structure which will enable us to operate effectively and profitably throughout changing industry cycles.

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

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS ENDED
                                                   -------------------------
                                                   MAR. 28,        MAR. 30,
                                                     2004            2003
                                                   -------        ---------

Net sales                                           100.0%          100.0%
Cost of sales                                        57.8%           72.6%
                                                    -----           -----
  Gross profit                                       42.2%           27.4%
                                                    -----           -----

Operating expenses:
  Research, development and engineering               9.2%           11.1%
  Selling, general and administrative                24.4%           24.9%
  Amortization of intangibles                         0.6%            1.7%
                                                    -----           -----
     Total operating expenses                        34.2%           37.7%
                                                    -----           -----
Income (loss) from operations                         8.0%          (10.3)%
Loss on disposition of wet business                     -           (15.2)%
Interest and other income, net                       (1.3)%           1.8%
                                                    -----           -----
Income (loss) before benefit from income taxes        6.7%          (23.7)%
Provision for (benefit from) income taxes             0.5%           (0.1)%
                                                    -----           -----
Net income (loss)                                     6.2%          (23.6)%
                                                    =====           =====


     The divestiture of our Wet Business on March 17, 2003 has significantly affected the comparability of our net sales and our costs in the three month period ended March 28, 2004 to our reported results a year ago for the same period and to periods prior to that. Our reported results for the first quarter of 2003 include sales of Wet Business products and related costs, while our results for the first quarter of 2004 do not. The following table summarizes the amount of our net sales in each quarter of 2003 and in the first quarter of 2004 attributable to products of the Wet Business, to RTP and strip products, and to royalties from DNS. We believe this additional information regarding our prior period sales will facilitate comparison of our current and future results of operations to our results from prior periods:

                                       Net Sales (in millions)                    Percent of total net sales
                          ---------------------------------------------       ---------------------------------
                             Wet       RTP and       DNS     Reported           Wet        RTP and        DNS
    Three Months          Business      Strip      Royalty     Total          Business      Strip       Royalty
        Ended             Products    Products     Revenue   Net Sales        Products     Products     Revenue
    ------------          --------    --------     -------   ---------        --------     --------     -------

   March 30, 2003          $ 32.3      $ 32.5       $ 3.0      $ 67.8          47.7%         47.9%        4.4%
    June 29, 2003               -        27.5         3.0        30.5             -          90.2%        9.8%
 September 28, 2003             -        29.6         3.0        32.6             -          90.8%        9.2%
  December 31, 2003           1.3        39.1         3.0        43.4           3.0%         90.1%        6.9%
                           ------     -------      ------     -------          ----          ----         ---
                           $ 33.6     $ 128.7      $ 12.0     $ 174.3          19.3%         73.8%        6.9%
                           ======     =======      ======     =======          ====          ====         ===

   March 28, 2004             $ -      $ 49.9       $ 3.2      $ 53.1            -           94.0%        6.0%
                           ------     -------      ------     -------          ----          ----         ---
                              $ -      $ 49.9       $ 3.2      $ 53.1            -           94.0%        6.0%
                           ======     =======      ======     =======          ====          ====         ===


Net Sales

     Net sales for the first quarter of 2004 were $53.1 million. This represents a decrease of 21.7% compared to $67.8 million of net sales for the first quarter of 2003, and an increase of 22.4% compared to $43.4 million of net sales for the fourth quarter of 2003. The decrease in net sales in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to the divestiture of the Wet Business in March 2003. We anticipate our net sales for the second quarter of 2004 to range between $57 million and $60 million.

     Net sales of RTP and strip products for the first quarter of 2004 were $49.9 million. This represents an increase of 53.5% compared to $32.5 million of net sales for such products in the first quarter of 2003, and an increase of 27.6% compared to $39.1 million of net sales for such products in the fourth quarter of 2003. The increase in net sales in the first quarter of 2004 compared to the first quarter of 2003 and fourth quarter of 2003 is primarily due to higher unit sales and improving customer demand since the fourth quarter of 2003. Net sales of these products in the first quarter of 2004 reflects a smaller proportion of revenue from customer acceptances of systems compared to the first quarter of 2003 and the fourth quarter of 2003. Units of RTP and strip products shipped in the first quarter of 2004 increased 47.2% and 32.5% compared to the first quarter of 2003 and the fourth quarter of 2003, respectively.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 91.8% and 84.2% of net sales for the first quarter of 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for the remainder of 2004.

Gross Margin

     Our gross margin for the first quarter of 2004 was 42.2%, a significant increase from 27.4% for the first quarter of 2003, and a moderate increase compared to gross margin of 41.7% for the fourth quarter of 2003. The increase in gross margin in the first quarter of 2004, compared to the first quarter of 2003, was due to the efficiencies gained from the divestiture of the Wet business, a greater proportion of RTP and strip products sales, as well as spares parts and service revenues, with relatively higher margins, better absorption of our production facilities, and improved manufacturing overhead efficiencies. We anticipate our gross margin for the second quarter of 2004 to range between 41% to 44%.

     Our RTP and Strip products have relatively higher gross margins than did the Wet Business products we offered until its divestiture in March 2003. The divestiture of our Wet Business affects the comparability of our gross margin in the current period, and will affect the comparability of our gross margins in future periods, to our historical margins.

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

Research, Development and Engineering

     Research, development and engineering expenses for the first quarter of 2004 were $4.9 million, or 9.2% of net sales, as compared to $7.6 million, or 11.1% of net sales, for the first quarter of 2003, and $4.3 million, or 9.8% of net sales, for the fourth quarter of 2003. The decrease in research, development and engineering expenses in the first quarter of 2004 compared to the same quarter of 2003 was primarily due to reductions in personnel and associated costs resulting from the divestiture of our Wet Business in March 2003, more selective research and development project funding, additional reductions of personnel, and various cost control measures that resulted in a reduction in expenses. The increase in research, development and engineering expenses in the first quarter of 2004 compared to the fourth quarter of 2003 primarily reflects diminished cost sharing with an alliance partner in connection with an R&D project that is scheduled for completion this year.

Selling, General and Administrative

     Selling, general and administrative expenses for the first quarter of 2004 were $12.9 million, or 24.4% of net sales, as compared to $16.9 million, or 24.9% of net sales, for the first quarter of 2003, and $12.0 million, or 27.6% of net sales, for the fourth quarter of 2003. The decrease in selling, general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to the divestiture of our Wet Business in March 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities costs, lower sales commissions, and lower travel expenses. Total selling, general and administrative expenses in the first quarter of 2004 of $12.9 million increased from $12.0 million in the fourth quarter of 2003 primarily due to increases in variable compensation amounts related to improved performance. The decrease in selling, general and administrative expenses as a percentage of net sales during the first quarter of 2004 compared to the fourth quarter of 2003 is primarily due to the increase in sales.


Amortization of Intangibles

     Upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill. We continue to amortize the identified intangibles, and our amortization expense during the first quarter of 2004 was $0.3 million. We estimate that our amortization expense will be $1.3 million for each of fiscal years 2004 and 2005.

Interest and Other Income (Expense)

     Interest and other expense for the first quarter of 2004 was approximately $0.7 million, or (1.2)% of net sales, as compared to $1.2 million, or 1.8% of net sales, for the first quarter of 2003. During the first quarter of 2004, other expense consisted of net other expense of $1.0 million partially offset by interest income of $0.2 million resulting from the investment of our cash balances, a foreign exchange gain of $0.1 million, and a gain on sale of fixed assets of $0.1 million. In the same period of 2003, interest and other income consisted of interest income of $0.3 million resulting from the investment of our cash balances, a foreign exchange gain of $0.5 million and other income of $0.4 million.


Provision for Income Taxes

     In the first quarter of 2004, we recorded income tax expense of approximately $269,000, which consisted of accrued foreign withholding taxes of $274,000, foreign taxes incurred by our foreign sales and service operations of $85,000, and federal and state income taxes of approximately $35,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. There is no US or German current income tax benefit or expense. The effective income tax rate was 6.6% for the first quarter of 2004. At March 28, 2004, we have provided a full valuation allowance against our net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

     In the first quarter of 2003, we recorded an income tax benefit of approximately $62,000. The benefit consisted of the deferred tax benefit on the amortization of certain intangible assets of approximately $454,000 offset by foreign taxes incurred by our foreign sales and service operations of approximately $67,000, foreign withholding taxes of approximately $300,000, and state income taxes of approximately $25,000. There was no US or German current income tax benefit or expense in the first quarter of 2003.

Liquidity and Capital Resources

     Our cash and cash equivalents, excluding restricted cash, were $103.1 million at March 28, 2004, an increase of $26.0 million from $77.1 million at December 31, 2003 and an increase of $21.4 million from $81.7 million at March 30, 2003. Stockholders' equity at March 28, 2004 was $133.6 million, compared to $83.7 million at December 31, 2003, and $85.7 million at March 30, 2003. Working capital at March 28, 2004 was $105.8 million, compared to $56.9 million at December 31, 2003, and $59.5 million at March 30, 2003. At March 28, 2004, we had no long term debt.

     On December 23, 2003, we filed a shelf registration statement on Form S-3 that would allow us to sell, from time to time, up to $100 million of our common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of our common stock owned by STEAG Electronic Systems AG. The registration statement was declared effective by the SEC on January 9, 2004.

     On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of our common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to us, net of underwriting discounts and transaction expenses, through the first quarter of 2004, of approximately $46.6 million. Out of the gross proceeds from the sale of common stock by us of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.5 million, primarily for legal, accounting and printing services, through the first quarter of 2004. We estimate that our net proceeds will be approximately $46.3 million after payment in future periods of the balance of the transaction costs.

     We intend to use the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. We did not receive any proceeds from the sale of shares by STEAG. STEAG remained our largest single shareholder, holding approximately 8.9 million, or 17.8%, of the 49.8 million outstanding shares of our common stock.

     Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.5 million at March 28, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At March 28, 2004, there were no borrowings under this credit facility. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility expires on June 20, 2004, however we intend to renew it. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

     We have a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. At March 28, 2004, we were in compliance with the covenants and there were no borrowings under this credit line. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit.

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

     As of March 28, 2004, DNS had made payments aggregating $51.0 million under the terms of the settlement and license agreements. Of the $51.0 million paid by DNS as of March 28, 2004, $4.0 million was subjected to Japanese withholding tax, and the net amount we received was $47.0 million. In future periods, we are scheduled to receive minimum royalty payments as follows:

                                         Future
                                       DNS Payments
     Fiscal Period                    to be received
     -------------                    --------------
                                      (in millions)
      April 2004                         $ 6.0
      April 2005                           6.0
      April 2006                           6.0
      April 2007                           6.0
                                         ------
                                         $ 24.0
                                         ======


     In April 2004, DNS made a further payment of $6.0 million under the terms of the settlement and license agreements. Of the $6.0 million paid by DNS in April 2004, $0.6 million was subjected to Japanese withholding tax, and the net amount we received was $5.4 million. This payment brought the total net amount we have received to $52.4 million.


Cash Flows

      Net cash used in operating activities was $18.0 million during the first quarter of 2004 as compared to $9.3 million during the same quarter in 2003. The increase in net cash used in operating activities during the first quarter of 2004 was primarily attributable to an increase in accounts receivable due to an increase in shipments during the last month of the quarter and an increase in inventories due to ramping up of manufacturing of products in response to a higher number of systems orders. The cash used in operating activities was partially offset by an increase in accounts payable due to timing of payments and build up of inventory.

     The net cash used in operating activities during the first quarter of 2003 was primarily attributable to a net loss of $16.0 million, a decrease in deferred revenue of $33.9 million, a decrease in prepaid expenses and other current assets of $9.0 million, a decrease in accounts payable of $1.7 million, and an increase in advanced billings of $1.6 million. The cash used in operating activities was offset by a net loss attributable to the disposition of Wet Business of $10.3 million, a decrease in inventories of $15.0 million, an increase in accrued liabilities of $11.3 million, a decrease in accounts receivable of $10.8 million, and the non-cash depreciation and amortization of $2.4 million.

   Net cash used in investing activities was $2.5 million during the first quarter of 2004 as compared to $1.3 million provided by investing activities during the same quarter last year. The net cash used in investing activities during the first quarter of 2004 is attributable to purchases of property and equipment of $2.5 million. Net cash provided by investing activities during the first quarter of 2003 was $1.3 million and was attributable to the proceeds from the disposition of the Wet Business of $2.0 million offset by purchases of property and equipment of $0.7 million.

     Net cash provided by financing activities was $46.7 million during the first quarter of 2004 as compared to $1.3 million during the same quarter last year. The net cash provided by financing activities during the first quarter of 2004 is primarily attributable to the sale of approximately 4.3 million shares of our newly issued common stock in an underwritten public offering at $11.50 per share with proceeds, net of expenses through the first quarter of 2004, of $46.6 million. Net cash provided by financing activities during the first quarter of 2003 was $1.3 million and was primarily attributable to borrowings against our Japanese line of credit in the amount of $0.8 million and a decrease in restricted cash of $0.5 million.

     Based on current projections, we believe that our current cash and investment positions together with cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

     Our operating plans are based on and require us to increase sales, control expenses, manage inventories, and collect accounts receivable balances. As a result of the cyclical nature of the semiconductor market, we are exposed to a number of challenges and risks, including delays in payments of accounts receivable by customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause excess inventory and underutilized manufacturing capacity. If we are not able to sustain profitability over the upcoming quarters, we could have operating losses that adversely affect our cash and working capital balances, and we may be required to seek additional sources of financing through public or private financing, or other sources, to fund operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. When additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders is reduced, and these equity securities may have rights, preferences or privileges senior to our common stock. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on the Company's operations and financial condition.


        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     In this report and from time to time, we may make forward looking statements regarding, among other matters, our anticipated sales and gross margins in future periods, our future strategy, product development plans, productivity gains of our products, financial performance and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters that are subject to a number of risks and uncertainties which could cause actual results to differ materially, including those set forth in our Annual Report on Form 10-K, all of which are incorporated here by reference, in addition to the following:


The Semiconductor Equipment Industry is Cyclical, has Recently Been in a Severe and Prolonged Downturn, and Causes Our Operating Results to Fluctuate Significantly.

     The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders. Increased price competition may result, causing pressure on gross margin and net income. We have at times experienced cancellations, delays and push-outs of orders, which reduced our revenues, caused delays in our ability to recognize revenue on the orders and reduced our backlog, and caused us to have excess inventory. If we have future order cancellations, reductions in order size or delays in orders, it can materially adversely affect our business and results of operations.

     During the latest downturn, we were unable to reduce our expenses quickly enough to avoid incurring a loss. For the fiscal years ended December 31, 2001 and 2002 and 2003, our net loss was $336.7 million, $94.3 million and $28.4 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. Our net losses in 2002 and the first three quarters of 2003 primarily reflect the impact of our depressed level of net sales. If our actions to date are insufficient to effectively align our cost structure with prevailing market conditions, we may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.


We Depend on Large Purchases From a Few Customers, and Any Loss, Cancellation, Reduction or Delay in Purchases or Acceptances By, or Failure to Collect Receivables From, These Customers Could Harm Our Business.

     Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $500,000 to over $2.2 million. Our lengthy sales cycle for each system, coupled with customers' capital budget considerations, make the timing of customer orders uneven and difficult to predict. Any delay in scheduled shipments or in acceptances of shipped products would delay our ability to recognize revenue and collect outstanding accounts receivable, and could materially adversely affect our operating results for that quarter. A delay in a shipment or customer acceptance in any quarter could cause net sales in that quarter to fall below our expectations and the expectations of market analysts or investors.
                                       27

     Our list of major customers changes substantially from year to year, and we cannot predict whether a major customer in one year will make significant purchases from us in future years. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from quarter to quarter and year to year. If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted.


We Are Engaged in the Implementation of a New Enterprise Resource Planning System, Which May Be More Difficult or Costly Than Anticipated, and Could Cause Disruption to the Management of Our Business and the Preparation of Our Financial Statements.

     We are currently engaged in the implementation of a new enterprise resource planning, or ERP, system, which is expected to become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements. However, the new ERP system could become more costly, difficult and time consuming to purchase and implement than we currently anticipate. In addition, implementation of the new ERP system requires us to change our internal business practices, transfer records to a new computer system and train our employees in the correct use of the system. If we fail to manage these changes effectively, our operations could be disrupted, which could result in the diversion of management's attention and resources, cause errors or delays in the reporting of our financial results, materially and adversely affect our operating results, and impact our ability to manage our business. In addition, to manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain closer coordination among our executive, engineering, accounting, marketing, sales and operations organizations. We may incur additional unexpected costs and our systems, procedures or controls may not be adequate to support our operations.


We Have Implemented New Financial Systems, and Will Need to Continue to Improve or Implement New Systems, Procedures and Controls.

     We have implemented new financial systems used in the consolidation of our financial results, in order to further automate processes and align the disparate systems used by our acquired businesses. These financial systems are relatively new and we have not had extensive experience with them. We may encounter unexpected difficulties, costs or other challenges that make use of these systems more difficult or costly than expected, may cause errors or delays in the consolidation and reporting of our financial results, and may require additional management resources before they are fully implemented and operating smoothly. Continued improvement or implementation of new systems, procedures and controls may be required, and could cause us to incur additional costs, and place further burdens on our management and internal resources. If our new financial systems do not result in the expected improvements, or if we are unable to fully implement these systems, procedures and controls in a timely manner, our business could be harmed.

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

We have already outsourced certain manufacturing and spare parts logistics functions to third party service providers, and may outsource further functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems which could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

     If for any reason one or more of these third party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products or spare parts to our customers could be severely impaired. We would quickly need to identify and qualify substitute service providers or increase our internal capacity, which could be expensive, time consuming and difficult, and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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


Unless We Can Continue To Develop and Introduce New Systems that Compete Effectively On the Basis of Price and Performance, We May Lose Future Sales and Customers and Our Business May Suffer.

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

Future Sales of Shares by SES Could Adversely Affect the Market Price of Our Common Stock.

There are approximately 49.8 million shares of our common stock outstanding as of March 2004, of which approximately 8.9 million (or 17.8%) are held beneficially by STEAG Electronic Systems AG ("SES"). SES may sell these shares in the public markets from time to time, subject to certain limitations on the timing, amount and method of such sales imposed by SEC regulations. SES has reduced its ownership in our common stock on February 17, 2004 by selling approximately 4.3 million shares. We have currently registered approximately 2.9 million additional shares of our common stock for resale by SES. SES has the contractual right to require us to register for resale all of the shares they hold. If SES were to sell additional large numbers of shares, the market price of our common stock could decline. Moreover, the perception in the public markets that such sales by SES might occur could also adversely affect the market price of our common stock.


Any Future Business Acquisitions May Disrupt Our Business, Dilute Stockholder Value, or Distract Management Attention.

As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services, and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     o difficulty of assimilating the operations, products, and personnel of the acquired businesses;

     o    potential disruption of our ongoing business;

     o    unanticipated costs associated with the acquisition;

     o inability of management to manage the financial and strategic position of acquired or developed products, services, and technologies;

     o inability to establish uniform standards, controls, policies, and procedures; and

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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of March 28, 2004.

                                               Fair Value
                                             March 28, 2004
                                             --------------
                                             (In thousands)
         Assets

         Cash and cash equivalents            $103,085
              Average interest rate               1.30%

         Restricted cash                      $    509
              Average interest rate               0.52%



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

     The following table provides information as of March 28, 2004 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                                            Average          Estimated
                                                             Notional      Contract            Fair
                                                              Amount         Rate              Value
                                                             --------      --------          --------
                                                          (In thousands, except for average contract rate)

   Foreign currency forward sell exchange contracts:

     Mattson Technology Inc.
        (US Dollar equivalent amount)
          Japanese Yen                                     $   3,715         111.06            $   3,873

     Mattson Thermal Products GmbH
        (Euro equivalent amount)
          U.S. Dollar                                    EUR   4,595           1.16          EUR   4,322
                                                           $   5,670                           $   5,334


The local currency is the functional currency for all foreign operations. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred. To help neutralize our US operation's exposure to exchange rate volatility, we keep EUROS in a foreign currency bank account. The balance of this bank account was approximately 1.7 million EUROS at March 28, 2004.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first quarter.

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

     Except as reported in our most recent annual report on Form 10-K, there have been no developments in the pending cases during the first quarter of 2004 that are material to Mattson.

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

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Repurchases of Equity Securities.

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

          31.2 Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302 (a).

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350.

          99.1 Risk Factors incorporated by reference to Annual Report on Form 10-K.


     (b)  Reports on Form 8-K

          Form 8-K furnished January 28, 2004 reporting under Item 5, Item 7 and
          Item 12 the issuance of a press release reporting financial results for the fourth quarter and year ended December 31, 2003.

          Form 8-K filed February 10, 2004 reporting under Item 5 and Item 7 the underwriting agreement.


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

                                     MATTSON TECHNOLOGY, INC.



Date: May 7, 2004
                                        /s/ David Dutton
                                    ---------------------------------------
                                        David Dutton
                                        President and Chief Executive Officer




                                        /s/ Ludger Viefhues
                                    ---------------------------------------
                                        Ludger Viefhues
                                        Executive Vice President -- Finance
                                        and Chief Financial Officer