Form 10-Q
period 2004-06-27
MATTSON TECHNOLOGY INC
filed 2004-08-06
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

  (Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 27, 2004

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

Number of shares of common stock outstanding as of August 2, 2004: 49,943,183.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                              ---------------------

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at June 27, 2004
            and December 31, 2003 .......................................... 3

          Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2004 and June 29, 2003 ........... 4

          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 27, 2004 and June 29, 2003 ................... 5

          Notes to Condensed Consolidated Financial Statements ............. 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................... 17


Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 36


Item 4.   Controls and Procedures .......................................... 37



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings ................................................ 38


Item 2.   Changes in Securities, Use of Proceeds and Issuer
            Repurchases of Equity Securities ............................... 38


Item 3.   Defaults Upon Senior Securities................................... 38


Item 4.   Submission of Matters to a Vote of Security Holders............... 38


Item 5.   Other Information................................................. 39


Item 6.   Exhibits and Reports on Form 8-K ................................. 39


Signatures.................................................................. 40

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                     ASSETS

                                                              Jun. 27,        Dec. 31,
                                                                2004            2003
                                                            ----------       ----------
Current assets:
  Cash and cash equivalents                                  $  98,029        $  77,115
  Restricted cash                                                  510              509
  Accounts receivable, net                                      49,158           34,260
  Advance billings                                              21,658           20,684
  Inventories                                                   42,845           27,430
  Inventories - delivered systems                                7,708            6,549
  Prepaid expenses and other current assets                     13,698           12,995
                                                            -----------       ----------
       Total current assets                                    233,606          179,542
Property and equipment, net                                     20,824           16,211
Goodwill                                                         8,239            8,239
Intangibles                                                      1,970            2,626
Other assets                                                     1,058              769
                                                            -----------       ---------
            Total assets                                     $ 265,697        $ 207,387
                                                            ===========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  20,170        $  21,340
  Accrued liabilities                                           61,332           62,608
  Deferred revenue                                              43,659           38,680
                                                             ---------        ---------
       Total current liabilities                               125,161          122,628
                                                             ---------        ---------

Long-term liabilities:
  Deferred income taxes                                            750            1,055
                                                             ---------        ---------
       Total long-term liabilities                                 750            1,055
                                                             ---------        ---------
            Total liabilities                                  125,911          123,683
                                                             ---------        ---------

Commitments and Contingencies (Note 14)

Stockholders' equity:
  Common stock                                                      50               45
  Additional paid-in capital                                   592,941          546,099
  Accumulated other comprehensive income                         8,028            9,468
  Treasury stock                                                (2,987)          (2,987)
  Accumulated deficit                                         (458,246)        (468,921)
                                                             ---------        ---------
       Total stockholders' equity                              139,786           83,704
                                                             ---------        ---------
           Total liabilities and stockholders' equity        $ 265,697        $ 207,387
                                                             =========        =========


     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            ----------------------       ----------------------
                                                             Jun. 27,     Jun. 29,        Jun. 27,     Jun. 29,
                                                               2004         2003           2004          2003
                                                             --------     --------        --------     --------

    Net sales                                                $ 60,151     $ 30,535        $113,276     $ 98,293
    Cost of sales                                              34,148       18,442          64,865       67,609
                                                             ---------    ---------       ---------    ---------
      Gross profit                                             26,003       12,093          48,411       30,684
                                                             ---------    ---------       ---------    ---------
    Operating expenses:
      Research, development and engineering                     5,458        6,683          10,354       14,233
      Selling, general and administrative                      13,396       12,798          26,343       29,671
      Amortization of intangibles                                 329          328             657        1,495
                                                             ---------    ---------       ---------    ---------
         Total operating expenses                              19,183       19,809          37,354       45,399
                                                             ---------    ---------       ---------    ---------
    Income (loss) from operations                               6,820       (7,716)         11,057      (14,715)
    Loss on disposition of Wet Business                             -            -               -      (10,257)
    Interest and other income (expense), net                      579       (1,605)            (75)        (402)
                                                             ---------    ---------       ---------    ---------
    Income (loss) before benefit from income taxes              7,399       (9,321)         10,982      (25,374)
    Provision for income taxes                                     38          225             307          163
                                                             ---------    ---------       ---------    ---------
    Net income (loss)                                        $  7,361     $ (9,546)       $ 10,675     $ (25,537)
                                                             =========    =========       =========    =========
    Net income (loss) per share:
         Basic                                                 $ 0.15      $ (0.21)         $ 0.22      $ (0.57)
         Diluted                                               $ 0.14      $ (0.21)         $ 0.21      $ (0.57)
    Shares used in computing net income (loss) per share:
         Basic                                                 49,817       44,897          48,660       44,878
         Diluted                                               51,441       44,897          50,388       44,878


     See accompanying notes to condensed consolidated financial statements.

                        MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (unaudited)

                                                                        SIX MONTHS ENDED
                                                                      ----------------------
                                                                      Jun. 27,     Jun. 29,
                                                                        2004         2003
                                                                      --------     --------
    Cash flows from operating activities:
      Net income (loss)                                               $ 10,675     $(25,537)
      Adjustments  to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                    2,575        3,248
         Deferred taxes                                                   (278)         578
         Provision for excess and obsolete inventories                    (161)           -
         Amortization of intangibles                                       657        1,496
         Loss on disposition of Wet Business                                 -       10,257
         Loss on disposal of property and equipment                         75          651
         Changes in assets and liabilities:
           Accounts receivable                                         (15,068)      11,841
           Advance billings                                             (1,166)       3,172
           Inventories                                                 (15,464)       3,852
           Inventories - delivered systems                              (1,238)      14,059
           Prepaid expenses and other current assets                      (831)      (6,431)
           Other assets                                                   (132)         897
           Accounts payable                                             (1,053)      (3,207)
           Accrued liabilities                                          (1,066)       1,550
           Deferred revenue                                              5,174      (28,143)
                                                                      ---------    --------
    Net cash used in operating activities                              (17,301)     (11,717)
                                                                      ---------    --------

    Cash flows from investing activities:
      Purchases of property and equipment                               (7,499)        (891)
      Proceeds from disposition of Wet Business                              -        2,000
                                                                      --------     --------
    Net cash provided by (used in) investing activities                 (7,499)       1,109
                                                                      --------     --------

    Cash flows from financing activities:
      Payments on line of credit and long-term debt                          -         (475)
      Borrowings against line of credit                                      -          810
      Proceeds from exercise of options                                    325          325
      Proceeds from the issuance of common stock, net of costs          46,522            -
      Restricted cash                                                       (1)         512
                                                                      --------     --------
    Net cash provided by financing activities                           46,846        1,172
                                                                      --------     --------
    Effect of exchange rate changes on cash and cash equivalents        (1,132)       5,720
                                                                      --------     --------
    Net increase (decrease) in cash and cash equivalents                20,914       (3,716)
    Cash and cash equivalents, beginning of period                      77,115       87,879
                                                                      --------     --------
    Cash and cash equivalents, end of period                          $ 98,029     $ 84,163
                                                                      ========     ========

     See accompanying notes to condensed consolidated financial statements.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The results of operations for the three and six months ended June 27, 2004 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2004.


Recent Accounting Pronouncements

Share-Based Payments

     On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

     Should this proposed statement be finalized in its current form, it will have a significant impact on the Company's consolidated statement of income as the Company will be required to expense the fair value of our stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes, as is our current practice. In addition, the proposed standard may have a significant impact on the Company's consolidated cash flows from operations as, under this proposed standard, the Company will be required to reclassify a portion of its tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which the Company's actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that the Company would have received based on the employee gains determined under the binomial method and recorded as expenses within our income statement. There are a number of implementation issues that have not been resolved in the proposed statement, including timing of the recognition of the tax benefit.

Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted to employees under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. In December 2002, the Financial Accounting Standard Board (or FASB) issued Statement of Financial Accounting standard (or SFAS) No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

     The following table sets forth the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           ---------------------      --------------------
                                                           Jun. 27,     Jun. 29,      Jun. 27,    Jun. 29,
                                                             2004         2003          2004        2003
                                                           -------     ---------      --------    --------
Net income (loss):
   As reported                                             $ 7,361     $ (9,546)      $10,675     $(25,537)
   Add: Total stock-based employee compensation
      expense included in net income (loss)                      -            -            -            -
   Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards                                        (1,158)        (685)       (2,428)      (1,158)
                                                           -------     --------       -------     --------
   Pro forma                                               $ 6,203     $(10,231)      $ 8,247     $(26,695)
                                                           =======     ========       =======     ========
Diluted net income (loss) per share:
   As reported                                              $ 0.14      $ (0.21)      $ 0.21       $ (0.57)
   Pro forma                                                $ 0.12      $ (0.23)      $ 0.16       $ (0.59)


Note 2   Balance Sheet Detail (in thousands):

                                        Jun. 27,      Dec. 31,
                                          2004          2003
                                        -------      --------
Inventories:
  Purchased parts and raw materials     $26,882      $ 18,884
  Work-in-process                        13,672         5,444
  Finished goods                          2,291         3,102
                                        -------      --------
                                        $42,845      $ 27,430
                                        =======      ========

Accrued liabilities:
  Warranty                              $16,773      $ 16,508
  Accrued compensation and benefits      10,190         6,596
  Income taxes                            6,916         6,992
  Other                                  27,453        32,512
                                        -------      --------
                                        $61,332      $ 62,608
                                        =======      ========

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

     The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. The Company assumed certain real property leases relating to transferred facilities in Germany, subject to a sublease to SCP. On December 5, 2003, the Company signed a Second Amendment to Stock and Asset Purchase Agreement for Wet Products Division (the "Second Amendment") with SCP. Under the terms of the Second Amendment, the Company paid $4.4 million to SCP in satisfaction of all further liabilities relating to (i) working capital adjustments, (ii) pension obligations, (iii) reductions in force in Germany (iv) reimbursement of legal fees, and (v) reimbursement of amounts necessary to cover specified customer responsibilities. There has been no earn-out received to date through the period ended June 27, 2004. As a result of the significant continuing involvement by the Company subsequent to the disposition, the transaction was accounted for as a sale of assets and liabilities.

     In the first quarter of 2003, the Company recorded a $10.3 million loss on the disposition of the Wet Business, as detailed below (in thousands):

     Contractual purchase price payment from SCP                   $   2,000
     Net book value of assets sold,
        including goodwill and intangibles                           (80,824)
     Net book value of liabilities assumed by SCP, including
        deferred revenues
     Other                                                            (7,550)(A)
                                                                   ---------
         Loss on disposition of Wet Business                       $ (10,257)
                                                                   =========

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

     The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2001, 2002 and the first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Consolidated Statements of Operations and Balance Sheet for the first six months of 2004 to its reported results from those prior periods. For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of RTP products and strip products, and royalties received from Dainippon Screen Manufacturing Co., Ltd. ("DNS"). Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of RTP and strip products, and royalties received from DNS. In the fourth quarter of 2003, $1.3 million of revenue was recognized that related to a deferred Wet system that remained the property of the Company after the divestiture.


Note 4   Goodwill and Intangible Assets

     The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances (in thousands):

                                                        June 27, 2004                           December 31, 2003
                                          --------------------------------------      -------------------------------------
                                             Gross                         Net         Gross                         Net
                                           Carrying      Accumulated    Carrying      Carrying     Accumulated     Carrying
                                            Amount      Amortization     Amount        Amount     Amortization      Amount
                                          ----------    ------------    --------      --------    ------------     --------
                                                         (unaudited)
Goodwill                                   $  8,239       $      -      $  8,239      $  8,239      $      -       $  8,239
Developed technology                          6,565         (4,595)        1,970         6,565        (3,939)         2,626
                                          ---------       ---------     --------      --------      --------       --------
Total goodwill and intangible assets       $ 14,804       $ (4,595)     $ 10,209      $ 14,804      $ (3,939)      $ 10,865
                                          =========       =========     ========      ========      ========       ========

     Amortization expense related to intangible assets was as follows (unaudited, in thousands):

                                         For the Three Months Ended      For the Six Months Ended
                                         --------------------------      ------------------------
                                             Jun. 27,   Jun. 29,            Jun. 27,   Jun. 29,
                                              2004       2003                2004        2003
                                             ------     ------              ------     -------
  Developed technology amortization            329        328                 657        1,495
                                             -----      -----               -----      -------
     Total amortization                      $ 329      $ 328               $ 657      $ 1,495
                                             =====      =====               =====      =======


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

     An intangible asset for workforce was reclassified to goodwill upon adoption of SFAS 141 on January 1, 2002. The Company continues to amortize developed technology intangible assets. Amortization expense for developed technology and other intangible assets was $0.7 million and $1.5 million for the six months ended June 27, 2004 and June 29, 2003, respectively. The amortization expense is estimated to be $1.3 million for each of fiscal years 2004 and 2005. In the first quarter of 2003, goodwill and intangible assets relating to developed technology were reduced by $4.4 million and $10.5 million, respectively, in connection with the Wet Business divestiture.


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

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        -----------------------      ------------------------
                                                          Jun. 27,     Jun. 29,       Jun. 27,      Jun. 29,
                                                           2004         2003           2004          2003
                                                         -------      --------       --------      --------
NET INCOME (LOSS)                                        $ 7,361      $ (9,546)      $ 10,675      $(25,537)

BASIC INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders         $ 7,361      $ (9,546)      $ 10,675      $(25,537)
  Weighted average common shares outstanding              49,817        44,897         48,660        44,878
                                                         -------      --------       --------      --------
  Basic earnings (loss) per share                        $  0.15      $ (0.21)       $   0.22      $  (0.57)
                                                         =======      ========       ========      ========

DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) available to common stockholders         $ 7,361      $ (9,546)      $ 10,675      $(25,537)
  Weighted average common shares outstanding              49,817        44,897         48,660        44,878
  Diluted potential common shares from stock options       1,624            -           1,728             -
                                                         -------      --------       --------      --------
  Weighted average common shares and dilutive
     potential common shares                              51,441        44,897         50,388        44,878
                                                         -------      --------       --------      --------
  Diluted income (loss) per share                        $  0.14      $  (0.21)      $   0.21      $  (0.57)
                                                         =======      ========       ========      ========


     Stock options outstanding at June 27, 2004 and June 29, 2003 of 1,530,721 and 5,145,898 shares, respectively, were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.


Note 6   Comprehensive Income (Loss)

    SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     The following are the components of comprehensive income (loss):

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         -----------------------      -----------------------
                                                          Jun. 27,     Jun. 29,       Jun. 27,      Jun. 29,
                                                            2004         2003           2004          2003
 (in thousands)                                           -------      --------       --------      --------

Net income (loss)................................         $ 7,361      $ (9,546)      $ 10,675      $(25,537)

Cumulative translation adjustments...............          (1,282)          429         (1,451)          300
Unrealized investment  gain (loss)...............               3            (1)            11            87
Loss on cash flow hedging instruments............               -          (175)             -          (209)
                                                          -------      --------       --------      --------
Comprehensive income (loss)......................         $ 6,082      $ (9,293)      $  9,235      $(25,359)
                                                          =======      ========       ========      ========


     The components of accumulated other comprehensive income, net of related tax, are as follows:

    (in thousands)                                Jun. 27,     Dec. 31,
                                                    2004         2003
                                                  -------      -------

    Cumulative translation adjustments......      $ 8,018      $ 9,469
    Unrealized investment  gain (loss)......           10           (1)
    Gain on cash flow hedging instruments...            -            -
                                                  -------      -------
                                                  $ 8,028      $ 9,468
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

The following is net sales information by geographic area for the periods presented (dollars in thousands):

                                    Three Months Ended                                 Six Months Ended
                      -------------------------------------------       -------------------------------------------
                         June 27, 2004            June 29, 2003             June 27, 2004          June 29, 2003
                      -------------------     -------------------       -------------------     -------------------
                         ($)        (%)          ($)        (%)           ($)         (%)          ($)         (%)
                      --------     ------     --------     ------       --------     ------     --------     ------
  United States       $  8,097       13       $  5,811      19          $  12,248      11       $ 16,526       17
  Germany                2,837        5          7,532      25              7,953       7         15,760       16
  Europe - others        1,174        1              3       0              2,045       2            536        1
  Japan                 10,668       18         11,286      37             21,149      19         13,445       14
  Taiwan                23,766       40          4,606      15             43,222      38         24,382       25
  Korea                  3,748        6             88       0             11,364      10         12,857       13
  China                  8,258       14            535       2             12,710      11         13,876       14
  Singapore              1,603        3            674       2              2,585       2            911        1
                      --------                --------                  ---------               --------
                      $ 60,151                $ 30,535                  $ 113,276               $ 98,293
                      ========                ========                  =========               ========

     The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

     For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer.

     In the second quarter of 2004, one customer accounted for 15% of net sales and in the second quarter of 2003, two customers accounted for 15% and 22% of net sales.

     At June 27, 2004, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 13% and 16%, respectively. At December 31, 2003, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 14% and 19%, respectively.


Note 8   Debt

     The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.2 million at June 27, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At June 27, 2004, approximately $0.9 million was borrowed under this credit facility, and is included in the accrued liabilities in the condensed consolidated balance sheets. This borrowing was subsequently repaid early in the third quarter of 2004. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility expires on June 20, 2005. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

     The Company has a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. At June 27, 2004, the Company was in compliance with the covenants and there were no borrowings under this credit line. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit.


Note 9   Related Party Transactions

     At June 27, 2004, the Company was owed $76,000 in accrued interest from Brad Mattson relating to loans issued in 2002. The principal amount of the loans have been fully repaid by Mr. Mattson. Mr. Mattson resigned as an officer of the Company in October 2001 and continued to work for the Company as a part time employee until October 2003. He resigned as a director in November 2002.

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

     As of June 27, 2004, DNS had made payments aggregating $57.0 million under the settlement and license agreements. Of the $57.0 million paid by DNS as of June 27, 2004, $4.6 million was withheld towards the Japanese withholding tax, and the net amount the Company received was $52.4 million. In future periods, the Company is scheduled to receive minimum royalty payments as follows:

                                   Future
                                DNS minimum
                                  Payments
     Fiscal Period             to be received
     -------------            ----------------
                                (in millions)
      April 2005                      6.0
      April 2006                      6.0
      April 2007                      6.0
                                   ------
                                   $ 18.0
                                   ======

     During July 2004, DNS made an additional royalty payment of approximately $370,000, beyond the minimum royalty payment of $6.0 million made in April 2004, based on their actual sales. This payment brought the total amount paid by DNS to $57.4 million.

     The Company has obtained an independent appraisal of the DNS arrangements to determine, based on relative fair values, how much of the aggregate payments due to the Company are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. Based on the appraisal, the Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in net sales in the income statement on a straight-line basis over the license term. During the three and six months ended June 27, 2004, the Company recognized royalty income of $3.2 million and $6.4 million, respectively.


Note 11  Guarantees

     The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

     Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual for the three and six months periods ended June 27, 2004 and June 29, 2003:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     -----------------------      -----------------------
                                                      Jun. 27,     Jun. 29,       Jun. 27,      Jun. 29,
                                                        2004         2003           2004          2003
 (in thousands)                                       -------      --------       --------      --------

Balance at beginning of period                        $ 17,325     $ 17,537       $ 16,508      $ 16,486
Accrual for warranties issued during the period          3,235        1,947          7,573         4,154
Settlements made during the period                      (3,787)      (2,047)        (7,308)       (3,203)
                                                      --------     --------       --------      --------
Balance at end of period                              $ 16,773     $ 17,437       $ 16,773      $ 17,437
                                                      ========     ========       ========      ========


     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required. As of June 27, 2004, the maximum potential amount of future payments that the Company could be required to make under these standby letters of credit is approximately $1.1 million, representing collateral for corporate credit cards, certain equipment leases and security deposits. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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


Note 12   Restructuring and Other Charges

     During the third quarter of 2003, the company recorded restructuring and other charges of $489,000 that included $381,000 for workforce reduction and $108,000 for consolidation of excess facilities. The Company anticipates that the accrued liabilities at June 27, 2004 for the workforce reduction and the consolidation of excess facilities will be paid out in the next three months and the next two years, respectively.

     The following is a summary of activities in the restructuring-related accruals during the six month period ended June 27, 2004:

                                      Liability as of       Cash Payments      Liability as of
                                       December 31,       Six Months Ended        June 27,
                                           2003             June 27, 2004           2004
                                      ---------------     ----------------     ---------------

Workforce reduction                      $   115               $  (35)             $    80
Consolidation of excess facilities         1,175                 (140)               1,035
                                         -------               ------              -------
                  Total                  $ 1,290               $ (175)             $ 1,115
                                         =======               ======              =======


Note 13   Public Offering

     On December 23, 2003, the Company filed a shelf registration statement on Form S-3 that would allow the Company to sell, from time to time, up to $100 million of its common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of Company common stock owned by STEAG Electronic Systems AG. The registration statement was declared effective by the SEC on January 9, 2004.

     On February 17, 2004, the Company sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of Company common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to the Company, net of underwriting discounts and transaction expenses, through the second quarter of 2004, of approximately $46.5 million. Out of the gross proceeds from the sale of common stock by the Company of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.5 million, primarily for legal, accounting and printing services, through the second quarter of 2004. The Company estimates that its net proceeds will be approximately $46.3 million after payment in future periods of the balance of the transaction costs.

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

     The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings has approximately 15 years remaining with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. The sublease, under which lease payments aggregate approximately $7.2 million, is expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, under which lease payments aggregate approximately $2.1 million, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time periods over which the buildings will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.8 million for each additional year that the facilities are not leased and could aggregate approximately $12.6 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next fifteen years, less any amounts received under subleases. Adjustments for the facilities leases and subleases will be made in future periods, if necessary, based upon the then current actual events and circumstances.

     In connection with the disposition of the Wet Business, the Company assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease has approximately 2 years remaining, ending in August 2006, with an approximate rental cost of $1.2 million annually. The Company had sublet the facilities to SCP on terms that cover all rent and costs payable by the Company under the primary lease. During the second quarter of 2004 and the first six months of 2004, the Company received sublease payments of approximately $0.3 million and $0.6 million, respectively, from SCP. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP cancelled the sublease completely. The Company is responsible for the future lease costs of approximately $2.5 million through August 2006, net of cost recovery efforts and any sublease income. The Company has fully accrued for the costs related to this lease, as part of restructuring.

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


Note 15   Income Taxes

     In the second quarter of 2004, the Company recorded income tax expense of approximately $38,000 which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $108,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. The effective income tax rate was 0.5% for the second quarter of 2004. In the first six months of 2004, the Company recorded income tax expense of approximately $307,000 which consisted of foreign taxes of approximately $467,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000. The effective income tax rate was 2.8% for the six months ended June 27, 2004. At June 27, 2004, the Company has provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

     In the second quarter of 2003, the Company had recorded an income tax provision of approximately $0.2 million, and approximately $0.2 million for the first six months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by it's foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.6 million. There was no US or German current income tax benefit or expense. The effective income tax rate was a negative 0.6% for the six months ended June 29, 2003.


Note 16   Subsequent Event

     On June 28, 2004, the Company announced the signing of a definitive agreement to acquire Vortek Industries Ltd, a privately held developer of millisecond flash annealing technology based in Vancouver, Canada. The transaction will be accomplished through the exchange of stock. The acquisition, which is subject to the approval of Vortek's securityholders and a Canadian court, and to customary closing conditions, is expected to be completed by the end of the third quarter of 2004.


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

     Our Company was very different at the end of 2003 than it was at the beginning of 2003 or during 2001 and 2002. Because of our significant restructurings and divestitures during this period, both our revenue sources and our cost structure have significantly changed. This affects the comparability of our more recently reported financial information to our results from these earlier periods, and causes our historical information not to be a good indicator or predictor of results for future periods. Our size, structure and product focus have been more stable during the last three quarters of 2003 and the first two quarters of 2004.

     We had losses from operations in each of fiscal years 2001, 2002 and 2003. However, as a result of our restructurings and divestitures, we reduced our cost structure and reduced our rate of losses throughout that period.

     As we finished 2003, we achieved a profit of $1.1 million from operations for the fourth quarter. For the first quarter and second quarter of 2004, we had net income of $3.3 million and $7.4 million, respectively.

     Our net income in the second quarter of 2004 more than doubled in comparison to the first quarter, on a 13.2% increase in net sales. This reflects the improvements in the efficiency and flexibility of our manufacturing cost structure, which utilizes both internal and outsourced manufacturing and allows us to increase production without the need to increase internal headcount. We ended the second quarter of 2004 with over $98 million in cash and cash equivalents. We have no long-term debt. With the recent improvements in our operating results and the infusion of additional cash on our balance sheet from a public offering in the first quarter of 2004, we believe we are in a healthy position in terms of liquidity and capital resources.

     Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Market conditions have improved significantly in recent quarters. However, the cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and limit our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

     Going forward, the success of our business will be dependent on numerous factors, including but not limited to the market demand for semiconductors and semiconductor wafer processing equipment, and our ability to (a) develop and bring to market new products that address our customers' needs, (b) grow customer loyalty through collaboration with and support of our customers, and
(c) manage a cost structure which will enable us to operate effectively and profitably throughout changing industry cycles.

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

     Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).

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

     Inventories. We state inventories at the lower of cost or market, with cost determined on a first-in, first-out basis. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our introduction of new products, we regularly monitor inventory quantities on hand and declare obsolete inventories that are no longer used in current production. Accordingly, we write down our inventories to estimated net realizable value. Actual demand may differ from forecasted demand and such difference may result in write downs that have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, given the competitive pressures and cyclicality of the semiconductor industry there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     -----------------------      -----------------------
                                                     Jun. 27,     Jun. 29,       Jun. 27,      Jun. 29,
                                                       2004         2003           2004          2003
 (in thousands)                                      -------      --------       --------      --------
Net sales                                            100.0%        100.0%         100.0%        100.0%
Cost of sales                                         56.8%         60.4%          57.3%         68.8%
                                                     ------        ------         ------        ------
  Gross profit                                        43.2%         39.6%          42.7%         31.2%
                                                     ------        ------         ------        ------
Operating expenses:
  Research, development and engineering                9.1%         21.9%           9.1%         14.5%
  Selling, general and administrative                 22.3%         41.9%          23.3%         30.2%
  Amortization of intangibles                          0.5%          1.1%           0.6%          1.5%
                                                     ------        ------         ------        ------
     Total operating expenses                         31.9%         64.9%          33.0%         46.2%
                                                     ------        ------         ------        ------
Income (loss) from operations                         11.3%        (25.3)%          9.8%        (15.0)%
Loss on disposition of wet business                    --             --             --         (10.4)%
Interest and other income, net                         1.0%         (5.3)%         (0.1)%        (0.4)%
                                                     ------        ------         ------        ------
Income (loss) before benefit from income taxes        12.3%        (30.6)%          9.7%        (25.8)%
Provision for income taxes                             0.1%          0.7%           0.3%          0.2%
                                                     ------        ------         ------        ------
Net income (loss)                                     12.2%        (31.3)%          9.4%        (26.0)%
                                                     ======        ======         ======        ======


     The divestiture of our Wet Business on March 17, 2003 has significantly affected the comparability of our net sales and our costs in the six month period ended June 27, 2004 to our reported results a year ago for the same period and to periods prior to that. Our reported results for the first six months of 2003 include sales of Wet Business products and related costs, while our results for the first six months of 2004 do not. The following table summarizes the amount of our net sales in each quarter of 2003 and in the first two quarters of 2004 attributable to products of the Wet Business, to RTP and strip products, and to royalties from DNS. We believe this additional information regarding our prior period sales will facilitate comparison of our current and future results of operations to our results from prior periods:



                                      Net Sales (in millions)                   Percent of total net sales
                          ----------------------------------------------    ----------------------------------
                             Wet       RTP and       DNS     Reported          Wet       RTP and       DNS
    Three Months          Business      Strip      Royalty     Total         Business     Strip      Royalty
        Ended             Products    Products     Revenue   Net Sales       Products    Products    Revenue
 -------------------      --------    --------     -------   ---------      ----------   --------    --------

   March 30, 2003          $ 32.3     $  32.5      $  3.0     $  67.8          47.7%       47.9%       4.4%
    June 29, 2003               -        27.5         3.0        30.5             -        90.2%       9.8%
 September 28, 2003             -        29.6         3.0        32.6             -        90.8%       9.2%
  December 31, 2003           1.3        39.1         3.0        43.4           3.0%       90.1%       6.9%
                           ------     -------      ------     -------         ------      ------      -----
                           $ 33.6     $ 128.7      $ 12.0     $ 174.3          19.3%       73.8%       6.9%
                           ======     =======      ======     =======         ======      ======      =====

   March 28, 2004          $    -     $  49.9      $  3.2     $  53.1             -        94.0%       6.0%
    June 27, 2004               -        57.0         3.2        60.2             -        94.7%       5.3%
                           ------     -------      ------     -------         ------      ------      -----
                           $    -     $ 106.9      $  6.4     $ 113.3             -        94.4%       5.6%
                           ======     =======      ======     =======         ======      ======      =====

Net Sales

     Net sales for the second quarter of 2004 were $60.2 million. This represents an increase of 97.0% compared to $30.5 million of net sales for the second quarter of 2003, and an increase of 13.2% compared to $53.1 million of net sales for the first quarter of 2004. The increase in net sales in the second quarter of 2004 compared to the second quarter of 2003 and the first quarter of 2004 is primarily due to increased average selling prices and higher unit sales resulting from sequential improvement in customer demand for our products. We anticipate our net sales for the third quarter of 2004 to range between $66 million and $69 million.

     Net sales of RTP and strip products for the second quarter of 2004 were $57.0 million. This represents an increase of 107.3% compared to $27.5 million of net sales for such products in the second quarter of 2003, and an increase of 14.2% compared to $49.9 million of net sales for such products in the first quarter of 2004. The increase in net sales in the second quarter of 2004 compared to the second quarter of 2003 and the first quarter of 2004 is primarily due to increased average selling prices and higher unit sales as a result of improving customer demand. Units of RTP and strip products shipped in the second quarter of 2004 increased 116.0% and 1.9% compared to the second quarter of 2003 and the first quarter of 2004, respectively.

     Net sales for the first six months of 2004 were $113.3 million, representing an increase of 15.2% compared to net sales of $98.3 million for the first six months of 2003. This increase was primarily due to higher shipments resulting from improvement in demand for our products. Net sales for the first six months of 2003 included $32.3 million in net sales from the divested Wet Business, whereas net sales for the first six months of 2004 include no sales of Wet Business products. Net sales of RTP and strip products for the first six months of 2004 were $106.9 million, representing an increase of 78.2% compared to net sales of such products of $60.0 million for the first six months of 2003. This increase was primarily due to higher unit sales reflecting increased customer demand as a result of the improving trend in the semiconductor industry during that period. Units of RTP and strip products shipped in the first six months of 2004 increased 75.4% compared to the first six months of 2003.

     International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, Singapore, Korea and China), accounted for 86.5% and 81.0% of net sales for the second quarter of 2004 and 2003, respectively. International sales accounted for 89.2% and 83.2% of net sales for the first six months of 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of net sales for the remainder of 2004.

Gross Margin

     Our gross margin for the second quarter of 2004 was 43.2%, an increase from 39.6% for the second quarter of 2003, and from 42.2% for the first quarter of 2004. The increase in gross margin in the second quarter of 2004, was due to increased sales, a greater proportion of spares parts and service revenues, with relatively higher margins, better absorption of our production facilities, and improved manufacturing overhead efficiencies. We anticipate our gross margin for the third quarter of 2004 to range between 43% to 46%.

     Our gross margin for the first six months of 2004 was 42.7%, a increase from 31.2% for the first six months of 2003. The increase in gross margin in the first six months of 2004, was due to increased sales, a greater proportion of spares parts and service revenues, with relatively higher margins, better absorption of our production facilities, and improved manufacturing overhead efficiencies.

     Our RTP and strip products have relatively higher gross margins than did the Wet Business products we offered until its divestiture in March 2003. The divestiture of our Wet Business affects the comparability of our gross margin in the current six month period, and will affect the comparability of our gross margins in future periods, to our historical margins.

     Due to intense competition, we continue to face pricing pressure from competitors that can affect our gross margin. In response, we are continuing with our cost controls and efforts to differentiate our product portfolio. Our gross margin has varied over the years and will continue to vary based on many factors, including competitive pressures, product mix, the relative amounts of customer acceptances in a given quarter, economies of scale, overhead absorption levels and costs associated with the introduction of new products.


Research, Development and Engineering

     Research, development and engineering expenses for the second quarter of 2004 were $5.5 million, or 9.1% of net sales, as compared to $6.7 million, or 21.9% of net sales, for the second quarter of 2003, and $4.9 million, or 9.2% of net sales, for the first quarter of 2004. The decrease in research, development and engineering expenses in the second quarter of 2004 compared to the same quarter of 2003 was primarily due to reductions in personnel, more selective research and development project funding, and various cost control measures that resulted in a reduction in expenses. The increase in research, development and engineering expenses, in absolute dollars, in the second quarter of 2004 compared to the first quarter of 2004 was primarily due to cessation of the cost sharing benefit with an alliance partner in connection with an R&D project that was completed in the first quarter of 2004.

     Research, development and engineering expenses for the first six months of 2004 were $10.4 million, or 9.1% of net sales, as compared to $14.2 million, or 14.5% of net sales, for the first six months of 2003. The decrease in research, development and engineering expenses in the first six months of 2004 compared to the first six months of 2003 was primarily due to reductions in personnel and associated costs resulting from the divestiture of our Wet Business in March 2003, more selective research and development project funding, and various cost control measures that resulted in a reduction in expenses.


Selling, General and Administrative

     Selling, general and administrative expenses for the second quarter of 2004 were $13.4 million, or 22.3% of net sales, as compared to $12.8 million, or 41.9% of net sales, for the second quarter of 2003, and $12.9 million, or 24.4% of net sales, for the first quarter of 2004. The increase in selling, general and administrative expenses in the second quarter of 2004 in absolute dollars is primarily due to higher variable expenses and variable compensation related to increased net sales and improved performance. The decrease in selling, general and administrative expenses, as a percentage of net sales, was favorably affected by the increase in net sales and by continuing reduction in personnel and related costs, reduction in building rent expenses, lower utilities costs, lower sales commissions, and lower travel expenses.

     Selling, general and administrative expenses for the first six months of 2004 were $26.3 million, or 23.3% of net sales, as compared to $29.7 million, or 30.2% of net sales, for the first six months of 2003. The decrease in selling, general and administrative expenses in the first six months of 2004 compared to the first six months of 2003 is primarily due to the divestiture of our Wet Business in March 2003, which included a reduction in personnel and related costs, reduction in building rent expenses, lower utilities costs, lower sales commissions, and lower travel expenses.


Amortization of Intangibles

     Upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill. We continue to amortize the identified intangibles, and our amortization expense during the second quarter of 2004 and first six months of 2004 were $0.3 million and $0.7 million, respectively. We estimate that our amortization expense will be $1.3 million for each of fiscal years 2004 and 2005.

Interest and Other Income (Expense)

     Interest and other income for the second quarter of 2004 was approximately $0.6 million, or 1.0% of net sales, as compared to interest and other expense of $1.6 million, or (5.3)% of net sales, for the second quarter of 2003. During the second quarter of 2004, other income consisted of interest income of $0.3 million resulting from the investment of our cash balances and a foreign exchange gain of $0.7 million, partially offset by net other expense of $0.4 million. During the second quarter of 2003, other expense consisted of a foreign exchange loss of $1.1 million, loss on sale of fixed assets of $0.2 million, interest expense of $0.1 million and other expense of $0.5 million, partially offset by interest income of $0.3 million resulting from the investment of our cash balances.

     Interest and other expense for the first six months of 2004 was approximately $0.1 million, or (0.1)% of net sales, as compared to $0.4 million, or (0.4)% of net sales, for the first six months of 2003. During the first six months of 2004, other expense consisted of other expense of $1.1 million, partially offset by interest income of $0.5 million resulting from the investment of our cash balances, a foreign exchange gain of $0.4 million and gain on sale of fixed assets of $0.1 million. In the same period of 2003, other expense consisted of a foreign exchange loss of $0.7 million, loss on sale of fixed assets of $0.6 million and interest expense of $0.2 million, partially offset by interest income of $0.7 million resulting from the investment of our cash balances and other income of $0.4 million.


Provision for Income Taxes

     In the second quarter of 2004, we recorded income tax expense of approximately $38,000 which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $108,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. The effective income tax rate was 0.5% for the second quarter of 2004. In the first six months of 2004, we recorded income tax expense of approximately $307,000 which consisted of foreign taxes of approximately $467,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000. The effective income tax rate was 2.8% for the six months ended June 27, 2004. At June 27, 2004, we have provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all of our net deferred tax assets.

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


Liquidity and Capital Resources

   Our cash and cash equivalents, excluding restricted cash, were $98.0 million at June 27, 2004, an increase of $20.9 million from $77.1 million at December 31, 2003 and an increase of $13.8 million from $84.2 million at June 29, 2003. Stockholders' equity at June 27, 2004 was $139.8 million, compared to $83.7 million at December 31, 2003, and $81.1 million at June 29, 2003. Working capital at June 27, 2004 was $108.4 million, compared to $56.9 million at December 31, 2003, and $54.2 million at June 29, 2003. At June 27, 2004, we had no long term debt.

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

     On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of our common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to us, net of underwriting discounts and transaction expenses, through the second quarter of 2004, of approximately $46.5 million. Out of the gross proceeds from the sale of common stock by us of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.5 million, primarily for legal, accounting and printing services, through the second quarter of 2004. We estimate that our net proceeds will be approximately $46.3 million after payment in future periods of the balance of the transaction costs.

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

     Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.2 million at June 27, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At June 27, 2004, approximately $0.9 million was borrowed under this credit facility, and is included in the accrued liabilities in the condensed consolidated balance sheets. This borrowing was repaid early in the third quarter of 2004. The facility bears interest at a per annum rate of TIBOR plus 75 basis points. The facility expires on June 20, 2005. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

     We have a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. At June 27, 2004, we were in compliance with the covenants and there were no borrowings under this credit line. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit.

     We had losses from operations in each of fiscal years 2001, 2002 and 2003. However, as a result of our restructurings and divestitures, we reduced our cost structure and our rate of losses decrease over the course of that period. During the fourth quarter of 2003 and during the first two quarters of 2004, we have been operationally profitable. With the recent improvements in our operating results and the additional cash provided by the stock offering in the first quarter of 2004, we believe we have adequate liquidity and capital resources for our operations.

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

     As of June 27, 2004, DNS had made payments aggregating $57.0 million under the terms of the settlement and license agreements. Of the $57.0 million paid by DNS as of June 27, 2004, $4.6 million was withheld towards the Japanese withholding tax, and the net amount we received was $52.4 million. In future periods, we are scheduled to receive minimum royalty payments as follows:

                                   Future
                                DNS minimum
                                  Payments
     Fiscal Period             to be received
     -------------            ----------------
                                (in millions)
      April 2005                      6.0
      April 2006                      6.0
      April 2007                      6.0
                                   ------
                                   $ 18.0
                                   ======

     During July 2004, DNS made an additional royalty payment of approximately $370,000, beyond the minimum royalty payment of $6.0 million made in April 2004, based on their actual sales. This payment brought the total amount paid by DNS to $57.4 million.


Cash Flows

     Net cash used in operating activities was $17.3 million during the second quarter of 2004 as compared to $11.7 million during the same quarter in 2003.

     The net cash used in operating activities during the six months ended June 27, 2004 was primarily attributable to an increase in accounts receivable of $15.1 million, an increase in inventories and inventories - delivered systems of $16.7 million, an increase in advanced billings of $1.2 million, a decrease in accounts payable of $1.1 million and a decrease in accrued liabilities of $1.1 million. The cash used in operating activities was offset by net income of $10.7 million, an increase in deferred revenues of $5.2 million, and non-cash depreciation and amortization of $3.2 million.

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

    Net cash used in investing activities was $7.5 million during the six months ended June 27, 2004 as compared to $1.1 million provided by investing activities during the same period last year. The net cash used in investing activities during the six months ended June 27, 2004 is attributable to purchase of property and equipment of $7.5 million. Net cash provided by investing activities was $1.1 million during the six months ended June 27, 2004 as compared to $6.8 million during the same period last year. The net cash provided by investing activities during the six months ended June 29, 2003 is attributable to proceeds from the disposition of the Wet Business of $2.0 million offset by purchase of property and equipment of $0.9 million.

    Net cash provided by financing activities was $46.8 million during the six months ended June 27, 2004 as compared $1.2 million during the same period last year. The net cash provided by financing activities during the six months ended June 27, 2004 is primarily attributable to the sale of approximately 4.3 million shares of the company's newly issued common stock in an underwritten public offering at $11.50 per share with proceeds, net of expenses till the second quarter of 2004, of $46.5 million. The net cash provided by financing activities during the six months ended June 29, 2003 is primarily attributable to borrowing against our Japanese line of credit in the amount of net $0.3 million and proceeds from the issuance of common stock under stock plans of $0.3 million.

     Based on current projections, we believe that our current cash and investment positions together with cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

     Our operating plans are based on and require us to improve our operating profits, control expenses, manage inventories, and collect accounts receivable balances. As a result of the cyclical nature of the semiconductor industry, we are exposed to a number of challenges and risks, including delays in payments of accounts receivable by customers, and postponements or cancellations of orders. Postponed or cancelled orders can cause excess inventory and underutilized manufacturing capacity. If we are not able to sustain profitability over the upcoming quarters, the operating losses could adversely affect cash and working capital balances, and we may be required to seek additional sources of financing through public or private financing, or other sources, to fund operations. We may not be able to obtain adequate or favorable financing when needed. Failure to raise capital when needed could harm our business. When additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders is reduced, and these equity securities may have rights, preferences or privileges senior to our common stock. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on the Company's operations and financial condition.



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


The semiconductor equipment industry is highly cyclical, periodically has severe and prolonged downturns, and causes our operating results to fluctuate significantly. We are exposed to the risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for our products, increased price competition and delays by our customers in paying for our products.

     The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. If existing fabrication facilities are not expanded or new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced revenues and backlog, delays in revenue recognition, and excess inventory. Increased price competition may result, causing pressure on gross margin and net income.

     The onset of another market downturn is difficult to predict and may occur suddenly. During the latest downturn, we were unable to reduce our expenses quickly enough to avoid incurring losses. For the fiscal years ended December 31, 2001 and 2002 and 2003, our net loss was $336.7 million, $94.3 million and $28.4 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. In the event of a future downturn, if we are unable to effectively align our cost structure with prevailing market conditions, we could again experience losses, and may be required to undertake additional cost-cutting measures, and be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.


We depend on large purchases from a few customers, and any cancellation, reduction or delay of purchases by, or failure to collect receivables from, these customers could harm our business.

     Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $500,000 to over $2.2 million. Consequently, any order cancellations, delays in scheduled shipments, delays in customer acceptances or delays in collection of accounts receivable could materially adversely affect our operating results and cause such results to fall below our expectations and the expectations of market analysts or investors.

     Our list of major customers changes substantially from year to year, and we cannot predict whether a major customer in one year will make significant purchases from us in future years. Additionally, our customers' capital budget considerations and our lengthy sales cycle make the timing of customer orders uneven and difficult to predict. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from year to year. If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted.


Our backlog orders are subject to cancellation or delay.

     Although we maintain a backlog of customer orders expected to be filled within 12 months, customers may request cancellations or delivery delays. As a result, our backlog may not be a reliable indication of our future revenues. If shipments of orders in backlog are cancelled or delayed, our revenues could fall below our expectations and the expectations of market analysts and investors.


Delays or technical and manufacturing difficulties incurred in the introduction of new products could be costly and adversely affect our customer relationships.

     Our success depends in part on the continual introduction of new and improved systems and processes. Our products are complex, and we may experience delays and technical or manufacturing difficulties in the prototype introduction of new systems and enhancements, or in volume production of new systems or enhancements. Our inability to overcome such difficulties, or to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect our business and results of operations, as well as our customer relationships. We may from time to time incur unanticipated costs to ensure the functionality and reliability of our products early in their life cycles, which costs can be substantial. If we encounter reliability or quality problems with our new products or enhancements, we could face a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable, and additional service and warranty expenses, all of which could materially adversely affect our business and results of operations.


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


We must continually anticipate technology trends, improve our existing products and develop new products in order to be competitive, and the development of new or enhanced products involves significant risk and cost.

     The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards, and continuous improvements in products and services. Consequently, our success depends upon our ability to anticipate future customer needs, to develop new systems and processes that meet customer requirements and industry standards and that compete effectively on the basis of price and performance, and to continually improve our existing systems and processes.

     The development and manufacture of new products involves significant risk, since the products are very complex and the development cycle is long and expensive. The success of any new systems we develop and introduce is dependent on a number of factors, including our ability to correctly predict customer requirements for new processes, assess and select alternative technologies for research and development and timely complete new system designs that are acceptable to the market. We may make substantial investments in new technologies before we can know whether they are technically or commercially feasible or advantageous, and without any assurance that revenue from future products or product enhancements will be sufficient to recover the associated development costs. Not all development activities result in commercially viable products. We may be adversely affected by manufacturing inefficiencies and the challenge of producing innovative systems in volume which meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and planned product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations.


We are engaged in the implementation of a new enterprise resource planning system, which may be more difficult or costly than anticipated, and could cause disruption to the management of our business and the preparation of our financial statements.

     We are currently engaged in the implementation of a new enterprise resource planning, or ERP, system, which is expected to become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements. However, the new ERP system could be more costly, difficult and time consuming to purchase and implement than we currently anticipate. In addition, implementation of the new ERP system requires us to change our internal business practices, transfer records to a new computer system and train our employees in the correct use of and input of data into the system, which could result in disruption of our procedures and controls and difficulties achieving accuracy in the conversion of data. If we fail to manage these changes effectively, our operations could be disrupted, which could result in the diversion of management's attention and resources, cause us to improperly state or delay reporting of our financial results, materially and adversely affect our operating results, and impact our ability to manage our business. In addition, to manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain closer coordination among our executive, engineering, accounting, marketing, sales and operations organizations. We may incur additional unexpected costs and our systems, procedures or controls may not be adequate to support our operations.

We need to continue to improve or implement new systems, procedures and controls.

     We have recently implemented new financial systems used in the consolidation of our financial results, in order to further automate processes and align the disparate systems used by our acquired businesses. These financial systems are new and we do not have extensive experience with them. We may encounter unexpected difficulties, costs or other challenges that make implementation and use of these systems more difficult or costly than expected, may cause the consolidation and reporting of our financial results to be more time-consuming than expected, and may require additional management resources than expected before they are fully implemented and operating smoothly. Continued improvement or implementation of new systems, procedures and controls will be required, and could cause us to incur additional costs, and place further burdens on our management and internal resources. If our new financial systems do not result in the expected improvements, or if we are unable to fully implement these systems, procedures and controls in a timely manner, our business could be harmed.

     In addition, new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002, will require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. It is uncertain whether we will be able to meet all of the new requirements in a timely manner. Any improvements in our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.


Our results of operations may suffer if we do not effectively manage our inventory.

     We need to manage our inventory of component parts and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory. For both the inventories that support manufacture of our products and our spare parts inventories, if anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become unsaleable or obsolete, resulting in writeoffs which would adversely affect the results of our operations.


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

     Competitive pressure has been increasing in several areas. In particular, there is increased price competition, and customers are delaying purchase commitments, which are then placed with demands for rapid delivery dates and increased product support.

     Our major competitors are larger than we are, have greater capital resources, and may have a competitive advantage over us by virtue of having:

        o   broader product lines;
        o   longer operating history;
        o   greater experience with high volume manufacturing;
        o   substantially larger customer bases;
        o   the ability to reduce price through product bundling;
        o   substantially greater customer support resources; and
        o   substantially greater financial, technical, and marketing resources.

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

     Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time consuming internal procedures associated with the evaluation, testing, implementation, and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we experience delays finalizing system sales while the customer obtains approval for the purchase and constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. We may incur significant sales and marketing expenses during this evaluation period. In addition, the length of this period makes it difficult to accurately forecast future sales. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in revenues and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

We are highly dependent on international sales, and face significant economic and regulatory risks because a majority of our net sales are from outside the United States.

     Our international sales accounted for 87% of our total net sales in 2003, 74% in 2002 and 78% in 2001 and we anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts by opening an office in China. Our sales to customers located in Taiwan, Japan, other Asian countries and recently China accounted for 71% of our total sales in 2003, 47% in 2002 and 47% in 2001. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

     In addition, the expenses of our German manufacturing operation are primarily incurred in euros. If the euro were to appreciate in relation to the U.S. dollar, our operating expenses would increase.


We depend upon a limited number of suppliers for some components and subassemblies, and supply shortages or the loss of these suppliers could result in increased cost or delays in manufacture and sale of our products.

     We rely to a substantial extent on outside vendors to provide many of the components and subassemblies of our systems. We obtain some of these components and subassemblies from a sole source or a limited group of suppliers. Because of our anticipated reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components. Although we currently experience minimal delays in receiving goods from our suppliers, when demand for semiconductor equipment is strong, our suppliers may have difficulty providing components on a timely basis.

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


Because of competition for qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products.

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


If we are unable to protect our intellectual property, we may lose a valuable asset and experience reduced market share. Efforts to protect our intellectual property may require additional costly litigation.

     We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the use of such technology. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficiently broad to protect our technology. Any patents owned by us could be challenged, invalidated, or circumvented and any rights granted under any patent may not provide adequate protection to us. Furthermore, we may not have sufficient resources to protect our rights. Our competitors may independently develop similar technology, or design around patents that may be issued to us. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our products in such foreign countries. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce our intellectual property rights.


We might face patent infringement or other intellectual property infringement claims that may be costly to resolve and could divert management attention.

     We may from time to time be subject to claims of infringement of other parties' patents or other proprietary rights. In addition, we on occasion receive notification from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties, and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

Our failure to comply with environmental regulations could result in substantial liability.

     We are subject to a variety of federal, state, local, and foreign laws, rules, and regulations relating to environmental protection. These laws, rules, and regulations govern the use, storage, discharge, and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, especially in our Fremont, California and Dornstadt, Germany manufacturing facilities, we could be subject to substantial liability for clean up efforts, personal injury, and fines or suspension or cessation of our operations. We may be subject to liability if our acquired companies have past violations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.


Future sales of shares by STEAG could adversely affect the market price of our common stock.

     There are approximately 49.9 million shares of our common stock outstanding as of August 2, 2004, of which approximately 8.9 million (or 17.7%) are held beneficially by STEAG Electronic Systems AG. STEAG has indicated that it plans to reduce its ownership in our common stock over time. If STEAG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.


We incurred net operating losses for the fiscal years 2001 through 2003. We may not achieve or maintain profitability on an annual basis.

     We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we have been profitable for the first half of 2004, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in 2004 or future years. We will need to continue to generate significant net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so.


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

     The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, as of August 2, 2004, the 52-week price range for our common stock was $ 3.87 to $ 16.59 per share.

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

Accounting requirements under SAB 104 may result in wide fluctuation in our revenue.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 supersedes SAB 101, and provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB 104 requires delaying revenue recognition in part or totally until the time of customer acceptance, instead of recognizing revenue at the time of product shipment. In some situations, application of this accounting guidance delays the recognition of revenue that would otherwise have been recognized in earlier periods. As a result, our reported revenue may fluctuate more widely and reported revenue for a particular fiscal period might not meet the expectations of financial analysts or investors. A delay in recognition of revenue resulting from application of this guidance, while not affecting our cash flow, could adversely affect our results of operations, which could cause the value of our common stock to fall.


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


Compliance with new regulatory and accounting requirements will be challenging and is likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards recently adopted by NASDAQ, and proposed attestation and accounting changes required by the Securities and Exchange Commission, we will be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred in recent periods, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

     The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of June 27, 2004.

                                        Fair Value
                                         Jun. 27,
                                           2004
                                      --------------
                                      (In thousands)
      Assets
      Cash and cash equivalents          $ 98,029
         Average interest rate               0.79%
      Restricted cash                    $    510
         Average interest rate               0.49%



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

     The following table provides information as of June 27, 2004 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

                                                                               Average      Estimated
                                                                Notional      Contract        Fair
                                                                 Amount         Rate          Value
                                                                --------      --------      --------
                                                           (In thousands, except for average contract rate)

   Foreign currency forward sell exchange contracts:

     Mattson Technology Inc. (US Dollar equivalent amount)
        Japanese Yen                                             $  2,382      106.43        $  2,332

     Mattson Thermal Products GmbH (Euro equivalent amount)
        U.S. Dollar                                            EUR  4,907        1.16      EUR  4,720
                                                                 $  5,987                    $  5,758


   The local currency is the functional currency for all foreign operations. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred. To help neutralize our US operation's exposure to exchange rate volatility, we keep EUROS in a foreign currency bank account. The balance of this bank account was approximately 3.7 million EUROS at June 27, 2004.


Item 4.  Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second quarter.

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

   There have been no developments in the pending cases during the second quarter of 2004 that are material to Mattson.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None


Item 4.   Submission of Matters to a Vote of Security Holders.

          Our annual meeting of stockholders was held on May 19, 2004.

          At the meeting, the stockholders elected Kenneth Kannappan and William Turner as Class I directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

         Nominee                          For                  Withheld
         -------                          ---                  --------
         Kenneth Kannappan                40,249,136           7,881,627
         William Turner                   40,250,145           7,880,618


       Our stockholders approved a proposal to amend and restate the Company's 1994 Employee Stock Purchase Plan to renew the plan term by ten years with an expiration date of May 19, 2014 and to approve an increase in the number of shares reserved for issuance thereunder by 1,500,000 shares. The proposal received the following votes:

         For                Against          Abstain           Broker Non-Vote
         ---                -------          -------           ---------------
      35,390,945           4,261,625          60,096               -0-


       Our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2004. The proposal received the following votes:

         For                Against          Abstain           Broker Non-Vote
         ---                -------          -------           ---------------
      41,553,596           6,566,867          10,300               -0-

Item 5.   Other Information.

              None


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3.1(1)   Amended and Restated Certificate of Incorporation of the Company.

     3.2(2)   Third Amended and Restated Bylaws of the Company.

     10.14    1994 Employee Stock Purchase Plan, as amended

     31.1     Certification of Chief Executive Officer Pursuant to
                Sarbanes-Oxley Act Section 302 (a).

     31.2     Certification of Chief Financial Officer Pursuant to
                Sarbanes-Oxley Act Section 302 (a).

     32.1     Certification of Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350.

     32.2     Certification of Chief Financial Officer Pursuant to
                18 U.S.C. Section 1350.


     (b) Reports on Form 8-K

     Form 8-K furnished April 21, 2004 reporting under Item 7 and Item 12 the issuance of a press release regarding financial results for the quarter ended March 28, 2004.

     Form 8-K filed June 29, 2004 reporting under Item 9 the pending acquisition of Vortek Industries Ltd.

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

                                     MATTSON TECHNOLOGY, INC.



Date: August 6, 2004
                                    /s/ David Dutton
                                    ---------------------------------------
                                    David Dutton
                                    President and Chief Executive Officer




                                    /s/ Ludger Viefhues
                                    ---------------------------------------
                                    Ludger Viefhues
                                    Executive Vice President -- Finance
                                    and Chief Financial Officer