Form 10-Q
period 2004-09-26
MATTSON TECHNOLOGY INC
filed 2004-11-05
CIK 928421

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 26, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission file number: 000-24838

                                   ----------

                            MATTSON TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    77-0208119
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

                47131 Bayside Parkway, Fremont, California 94538
              (Address of principal executive offices) (Zip Code)

                                 (510) 657-5900
              (Registrant's telephone number, including area code)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |X| No [ ]

      Number of shares of common  stock  outstanding  as of  November  1,  2004:
51,435,339.

================================================================================

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

                                   ----------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets --
           at September 26, 2004 and December 31, 2003..................      3

         Condensed Consolidated Statements of Operations -- for
           the Three and Nine Months Ended September 26, 2004
           and September 28, 2003.......................................      4

         Condensed Consolidated Statements of Cash Flows -- for
           the Nine Months Ended September 26, 2004 and
           September 28, 2003...........................................      5

         Notes to Condensed Consolidated Financial Statements...........      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     19

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk............................................     36

Item 4.  Controls and Procedures........................................     37

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     39

Item 6.   Exhibits......................................................     39

Signatures..............................................................     40

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                                 September 26,          December 31,
                                                                                                     2004                   2003
                                                                                                 -------------         ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents ......................................................             $  80,489              $  77,115
      Restricted cash ................................................................                   510                    509
      Accounts receivable, net .......................................................                62,676                 34,260
      Advance billings ...............................................................                14,293                 20,684
      Inventories ....................................................................                51,688                 27,430
      Inventories - delivered systems ................................................                 4,966                  6,549
      Prepaid expenses and other assets ..............................................                15,480                 12,995
                                                                                                   ---------              ---------
        Total current assets .........................................................               230,102                179,542

Property and equipment, net ..........................................................                23,323                 16,211
Goodwill .............................................................................                 8,239                  8,239
Intangibles ..........................................................................                 1,641                  2,626
Other non-current assets .............................................................                 1,142                    769
                                                                                                   ---------              ---------
        Total assets .................................................................             $ 264,447              $ 207,387
                                                                                                   =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...............................................................             $  24,395              $  21,340
      Accrued liabilities ............................................................                55,507                 62,608
      Deferred revenue ...............................................................                32,132                 38,680
                                                                                                   ---------              ---------
        Total current liabilities ....................................................               112,034                122,628
                                                                                                   ---------              ---------
Long-term liabilities:
      Deferred income taxes ..........................................................                   623                  1,055
                                                                                                   ---------              ---------
        Total long-term liabilities ..................................................                   623                  1,055
                                                                                                   ---------              ---------
        Total liabilities ............................................................               112,657                123,683
                                                                                                   ---------              ---------
Commitments and contingencies (Note 14)

Stockholders' equity:
      Common stock ...................................................................                    50                     45
      Additional paid-in capital .....................................................               593,584                546,099
      Accumulated other comprehensive income .........................................                 9,192                  9,468
      Treasury stock .................................................................                (2,987)                (2,987)
      Accumulated deficit ............................................................              (448,049)              (468,921)
                                                                                                   ---------              ---------
        Total stockholders' equity ...................................................               151,790                 83,704
                                                                                                   ---------              ---------
        Total liabilities and stockholders' equity ...................................             $ 264,447              $ 207,387
                                                                                                   =========              =========


           See accompanying notes to condensed consolidated financial statements (unaudited).

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended                 Nine Months Ended
                                                                    ------------------------------    ------------------------------
                                                                    September 26,    September 28,    September 26,    September 28,
                                                                        2004            2003              2004             2003
                                                                     ---------        ---------        ---------        ---------
Net sales ......................................................     $  68,038        $  32,633        $ 181,314        $ 130,926
Cost of sales ..................................................        37,247           19,886          102,112           87,495
                                                                     ---------        ---------        ---------        ---------
      Gross profit .............................................        30,791           12,747           79,202           43,431
                                                                     ---------        ---------        ---------        ---------
Operating expenses:
      Research, development and engineering ....................         5,616            4,483           15,970           18,716
      Selling, general and administrative ......................        14,956           12,638           41,299           42,309
      Amortization of intangibles ..............................           328              328              985            1,823
      Restructuring and other charges ..........................            --              489               --              489
                                                                     ---------        ---------        ---------        ---------
        Total operating expenses ...............................        20,900           17,938           58,254           63,337
                                                                     ---------        ---------        ---------        ---------

Income (loss) from operations ..................................         9,891           (5,191)          20,948          (19,906)
Loss on disposition of Wet Business ............................            --               --               --          (10,257)
Interest and other income:
      Interest income ..........................................           365              307              889              931
      Interest expense .........................................           (22)              --              (57)            (107)
      Other income (expense), net ..............................           (36)             960             (600)              41
                                                                     ---------        ---------        ---------        ---------
        Interest and other income, net .........................           307            1,267              232              865
                                                                     ---------        ---------        ---------        ---------
Income (loss) before provision for (benefit from)
      income taxes .............................................        10,198           (3,924)          21,180          (29,298)
Provision for (benefit from) income taxes ......................             1              (21)             308              142
                                                                     ---------        ---------        ---------        ---------
Net income (loss) ..............................................     $  10,197        $  (3,903)       $  20,872        $ (29,440)
                                                                     =========        =========        =========        =========
Net income (loss) per share:
      Basic ....................................................     $    0.20        $   (0.09)       $    0.43        $   (0.66)
                                                                     =========        =========        =========        =========
      Diluted ..................................................     $    0.20        $   (0.09)       $    0.41        $   (0.66)
                                                                     =========        =========        =========        =========

Shares used in computing net income (loss) per share:
      Basic ....................................................        49,922           44,975           49,085           44,911
                                                                     =========        =========        =========        =========
      Diluted ..................................................        51,051           44,975           50,588           44,911
                                                                     =========        =========        =========        =========


           See accompanying notes to condensed consolidated financial statements (unaudited).

                   MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                              Nine Months Ended
                                                                                                        ----------------------------
                                                                                                        September 26,  September 28,
                                                                                                             2004            2003
                                                                                                        -------------  -------------
Cash flows from operating activities:
      Net income (loss) ............................................................................       $ 20,872        $(29,440)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation ...............................................................................          3,877           4,820
        Deferred taxes .............................................................................           (403)            477
        Provision for excess and obsolete inventories ..............................................            348              --
        Amortization of intangibles ................................................................            985           1,823
        Restructuring and other charges ............................................................             --             489
        Loss on disposal of Wet Business ...........................................................             --          10,257
        Loss on disposal of property and equipment .................................................            136           1,206
        Changes in assets and liabilities, net of effect of disposition of the Wet
             Business:
             Accounts receivable, net ..............................................................        (28,495)         15,396
             Advance billings ......................................................................          6,315           8,281
             Inventories ...........................................................................        (24,662)          7,421
             Inventories, delivered systems ........................................................          1,563          14,473
             Prepaid expenses and other current assets .............................................         (2,610)         (1,501)
             Other assets ..........................................................................           (512)          1,108
             Accounts payable ......................................................................          3,087          (6,044)
             Accrued liabilities ...................................................................         (7,050)         (6,020)
             Deferred revenue ......................................................................         (6,473)        (32,076)
                                                                                                           --------        --------
                 Net cash used in operating activities .............................................        (33,022)         (9,330)
                                                                                                           --------        --------
Cash flows from investing activities:
      Proceeds from the disposition of Wet Business ................................................             --           2,000
      Purchases of property and equipment ..........................................................        (10,923)         (3,880)
                                                                                                           --------        --------
                 Net cash used in investing activities .............................................        (10,923)         (1,880)
                                                                                                           --------        --------
Cash flows from financing activities:
      Restricted cash ..............................................................................             --             597
      Payments on line of credit and long-term debt ................................................             --            (335)
      Borrowings against line of credit ............................................................             --           1,397
      Proceeds from issuance of common stock, net of costs .........................................         46,370              91
      Proceeds from issuance of common stock under stock plans .....................................          1,119             305
                                                                                                           --------        --------
                 Net cash provided by financing activities .........................................         47,489           2,055
                                                                                                           --------        --------
Effect of exchange rate changes on cash and cash equivalents .......................................           (170)          4,272
                                                                                                           --------        --------
Net increase (decrease) in cash and cash equivalents ...............................................          3,374          (4,883)
Cash and cash equivalents, beginning of period .....................................................         77,115          87,879
                                                                                                           --------        --------
Cash and cash equivalents, end of period ...........................................................       $ 80,489        $ 82,996
                                                                                                           ========        ========

           See accompanying notes to condensed consolidated financial statements (unaudited).

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (unaudited)

Note 1 -- Basis of Presentation

      Overview

      The accompanying interim unaudited condensed consolidated financial statements as of September 26, 2004 and December 31, 2003 and for the three and nine months ended September 26, 2004 and September 28, 2003 have been prepared by Mattson Technology, Inc. and its subsidiaries (the "Company" or "Mattson") in accordance with generally accepted accounting principles in the United States of America ("United States" or "U.S.") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization periods, asset impairment analyses, sales returns, accrued liabilities, warranty costs and income taxes. Actual results could differ from these estimates.

      The results of operations for the three and nine months ended September 26, 2004 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2004.

      Restricted Cash

      Restricted cash represents cash that has been set aside in accordance with an agreement with the Company's commercial bank that is responsible for issuance of travel and corporate credit cards. As of September 26, 2004, restricted cash of approximately $0.5 million was maintained with the commercial bank. Restricted cash is classified in current assets on the condensed consolidated balance sheet.

      Recent Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") issued an exposure draft entitled Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95. This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and require that such cost be measured according to the fair value of the stock compensation. In the absence of an observable market price for the stock awards, the fair value of the stock rights or stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the right or option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after June 15, 2005. The FASB has announced that it intends to issue a final Statement in late 2004. The Company continues to monitor communications on this subject from the FASB in order to determine the impact on its consolidated financial statements.

      Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted to employees under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, FASB issued Statement of Financial Accounting

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"). The statement amends SFAS No. 123, "Accounting For Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

      The following table sets forth the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                         Three Months Ended                 Nine Months Ended
                                                                  ------------------------------    -------------------------------
                                                                  September 26,    September 28,    September 26,     September 28,
                                                                        2004            2003            2004               2003
                                                                  -------------    -------------    -------------     -------------
Net income (loss):
    As reported .............................................      $   10,197        $   (3,903)      $   20,872        $  (29,440)
    Add: Total stock-based employee compensation
    expense included in net income (loss) ...................              --                --               --                --
    Deduct: total stock-based employee
    compensation expense determined under fair
    value based method for all awards .......................          (1,852)             (685)          (5,331)           (1,843)
                                                                   ----------        ----------       ----------        ----------
    As adjusted .............................................      $    8,345        $   (4,588)      $   15,541        $  (31,283)
                                                                   ==========        ==========       ==========        ==========
Net income (loss) per share - Basic:
    As reported .............................................      $     0.20        $    (0.09)      $     0.43        $    (0.66)
                                                                   ==========        ==========       ==========        ==========
    As adjusted .............................................      $     0.17        $    (0.10)      $     0.32        $    (0.70)
                                                                   ==========        ==========       ==========        ==========
Net income (loss) per share -- Diluted:
    As reported .............................................      $     0.20        $    (0.09)      $     0.41        $    (0.66)
                                                                   ==========        ==========       ==========        ==========
    As adjusted .............................................      $     0.16        $    (0.10)      $     0.31        $    (0.70)
                                                                   ==========        ==========       ==========        ==========


Note 2 -- Balance Sheet Detail (in thousands):

                                                                                               September 26,          December 31,
                                                                                                    2004                  2003
                                                                                               -------------          ------------
Inventories:
      Purchased parts and raw materials ........................................                   $32,349               $18,884
      Work-in-process ..........................................................                    14,001                 5,444
      Finished goods ...........................................................                     5,338                 3,102
                                                                                                   -------               -------
                                                                                                   $51,688               $27,430
                                                                                                   =======               =======
Accrued liabilities:
      Warranty .................................................................                   $16,157               $16,508
      Accrued compensation and benefits ........................................                     9,309                 6,596
      Income taxes .............................................................                     6,900                 6,992
      Other ....................................................................                    23,141                32,512
                                                                                                   -------               -------
                                                                                                   $55,507               $62,608
                                                                                                   =======               =======

Note 3 -- Disposition of Wet Business

      On March 17, 2003, the Company sold the portion of its business that was engaged in developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the "Wet Business") to SCP Global Technologies, Inc. ("SCP"). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division of STEAG Electronic Systems AG ("STEAG") and CFM Technologies, Inc. ("CFM"). As part of this

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. ("Mattson IP"), a subsidiary that owns various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained rights to all the cash from the Wet Business entities, and the Company retained all rights to payments under the settlement and license agreements with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide.

      The initial purchase price paid to the Company by SCP to acquire the Wet Business was $2 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. There has been no earn-out received to date through the period ended September 26, 2004.

      Under the terms of the disposition, the Company remained responsible after the closing for negotiating with the workers' council and funding a significant reduction in force for the Wet Business operations in Germany; agreed to provide transitional support of information services, spare parts logistics and certain other functions in support of the Wet Business for an extended period; assumed certain real property leases relating to transferred facilities in Germany, subject to a sublease to SCP; agreed to reimburse specified legal fees to the extent incurred by SCP in pursuit of existing Wet Business litigation; and remained responsible for resolving or funding resolution of specified customer responsibilities. The Company received the right to earn out payments, as described above, and retained the right to payments under the DNS settlement. As a result of the significant continuing involvement by the Company subsequent to the disposition, the transaction was accounted for as a sale of assets and liabilities.

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

      In the first quarter of 2003, the Company recorded a $10.3 million loss on the disposition of the Wet Business, as detailed below (in thousands):

Contractual purchase price payment from SCP ................        $  2,000
Net book value of assets sold,
  including goodwill and intangibles .......................         (80,824)
Net book value of liabilities assumed by SCP,
  including deferred revenues ..............................          76,117
Other ......................................................          (7,550)(1)
                                                                    --------
     Loss on disposition of the Wet Business ...............        $(10,257)
                                                                    ========

----------
(1) Included in the Other category were cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of the Wet Business.

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

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

established at the closing of the sale. With the effectiveness of the Second Amendment on December 5, 2003, the Company has no further obligation to SCP relating to the sale of the Wet Business.

      The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2001, 2002 and the first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Consolidated Statements of Operations and Balance Sheet for the first nine months of 2004 to its reported results from those prior periods. For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of rapid thermal processing ("RTP") products and strip products, and royalties received from DNS. Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of RTP and strip products, and royalties received from DNS. In the fourth quarter of 2003, $1.3 million of revenue was recognized that related to a deferred Wet system that remained the property of the Company after the divestiture.

Note 4 -- Goodwill and Intangible Assets

      The  following  table   summarizes  the  components  of  goodwill,   other
intangible asset and related accumulated amortization balances (in thousands):

                                                                 September 26, 2004                     December 31, 2003
                                                        ---------------------------------      -----------------------------------
                                                         Gross                      Net         Gross                         Net
                                                        Carrying   Accumulated    Carrying     Carrying    Accumulated     Carrying
                                                         Amount   Amortization     Amount       Amount     Amortization     Amount
                                                         ------   ------------     ------       ------     ------------     ------
Goodwill ...........................................    $ 8,239      $    --       $ 8,239      $ 8,239      $    --       $ 8,239
Developed technology ...............................      6,565       (4,924)        1,641        6,565       (3,939)        2,626
                                                        -------      -------       -------      -------      -------       -------
Total goodwill and intangible assets ...............    $14,804      $(4,924)      $ 9,880      $14,804      $(3,939)      $10,865
                                                        =======      =======       =======      =======      =======       =======

      Amortization expense related to intangible assets was as follows (in thousands):

                                                            Three Months Ended             Nine Months Ended
                                                       -----------------------------   ----------------------------
                                                       September 26,   September 28,   September 26,  September 28,
                                                            2004           2003            2004            2003
                                                       -------------   -------------   -------------  -------------
 Developed technology amortization.................        $    328       $    328       $    985       $  1,823
                                                           --------       --------       --------       --------
      Total amortization...........................        $    328            328       $    985       $  1,823
                                                           ========       ========       ========       ========

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed an annual goodwill impairment test as of December 31, 2003 and determined that goodwill was not impaired. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

      An intangible asset for workforce was reclassified to goodwill upon adoption of SFAS No. 141, "Business Combinations," on January 1, 2002. The Company continues to amortize developed technology intangible assets. Amortization expense for developed technology and other intangible assets was $0.3 million and $0.3 million for the three months ended September 26, 2004 and September 28, 2003, respectively. Amortization expense for developed technology and other intangible assets was $1.0 million and $1.8 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. The amortization expense is estimated to be $1.3 million for each of years 2004 and 2005. In the first quarter of 2003, goodwill and intangible assets relating to developed technology were reduced by $4.4 million and $10.5 million, respectively, in connection with the Wet Business divestiture.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

Note 5 -- Net Income (Loss) Per Share

      Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share ("EPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period. All amounts in the following table are in thousands except per share data:

                                                                            Three Months Ended              Nine Months Ended
                                                                       ----------------------------    ----------------------------
                                                                       September 26,  September 28,    September 26,  September 28,
                                                                           2004           2003             2004           2003
                                                                       -------------  -------------    -------------  -------------
Net income (loss) ....................................................    $ 10,197       $ (3,903)       $ 20,872       $(29,440)
                                                                          ========       ========        ========       ========
Basic income (loss) per share:
      Income (loss) available to common stockholders .................    $ 10,197       $ (3,903)       $ 20,872       $(29,440)
      Weighted average common shares outstanding .....................      49,922         44,975          49,085         44,911
                                                                          --------       --------        --------       --------
        Basic earnings (loss) per share ..............................    $   0.20       $  (0.09)       $   0.43       $  (0.66)
                                                                          ========       ========        ========       ========
Diluted income:
      Income (loss) available to common stockholders .................    $ 10,197       $ (3,903)       $ 20,872       $(29,440)
                                                                          --------       --------        --------       --------
      Weighted average common shares outstanding .....................      49,922         44,975          49,085         44,911
      Diluted potential common shares from stock options .............       1,129             --           1,503             --
                                                                          --------       --------        --------       --------
      Weighted average common shares and diluted
        potential common shares ......................................      51,051         44,975          50,588         44,911
                                                                          --------       --------        --------       --------
        Diluted income (loss) per share ..............................    $   0.20       $  (0.09)       $   0.41       $  (0.66)
                                                                          ========       ========        ========       ========


      For the three and nine months ended September 26, 2004, 3,238,665 and 2,607,082 shares of common stock, respectively, subject to outstanding options were not included in the calculation of diluted net income per share because they were considered antidilutive (i.e., the per share exercise price for such options exceeded the trading price of the Company's common stock as reported on The Nasdaq Stock Market). Total stock options outstanding at September 28, 2003 of 4,638,889 were excluded from the computation of diluted EPS because the effect of including them would have been antidilutive.

Note 6 -- Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for disclosure and financial statement presentation for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

      The following are the components of comprehensive income (loss) (in thousands):

                                                                      Three Months Ended                  Nine Months Ended
                                                                 ----------------------------        ----------------------------
                                                                 September 26,  September 28,        September 26,  September 28,
                                                                     2004           2003                 2004           2003
                                                                 -------------  -------------        -------------  -------------
Net income (loss) ..........................................      $ 10,197          $ (3,903)         $ 20,872          $(29,440)

Cumulative translation adjustments .........................         1,173            (1,150)             (276)             (850)
Unrealized investment gain (loss) ..........................            (9)               --                --                87
Gain (loss) on cash flow hedging instruments ...............            --                 7                --              (202)
                                                                  --------          --------          --------          --------
      Comprehensive gain (loss) ............................      $ 11,361          $ (5,046)         $ 20,596          $(30,405)
                                                                  ========          ========          ========          ========

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

      The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                   September 26,    December 31,
                                                        2004           2003
                                                   -------------    ------------
Cumulative translation adjustments ..............     $ 9,192        $ 9,469
Unrealized investment loss ......................          --             (1)
                                                      -------        -------
                                                      $ 9,192        $ 9,468
                                                      =======        =======

Note 7 -- Reportable Segments

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The chief executive officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment - design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry - management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sale and service of products for this one segment. As a result, no additional operating segment information is required to be disclosed.

      The following is net sales information by geographic area for the periods presented (dollars in thousands):

                                          Three Months Ended                         Nine Months Ended
                            ------------------------------------------   ----------------------------------------
                             September 26, 2004    September 28, 2003     September 26, 2004   September 28, 2003
                            --------------------  --------------------   -------------------   ------------------
                                 ($)        (%)        ($)        (%)        ($)        (%)       ($)       (%)
                            ----------     -----    --------     -----    ---------    -----   ---------   -----
Taiwan.....................   $ 29,799       44     $  5,699       17     $  73,021      40    $  30,081     23
Japan......................     11,604       17       10,675       33        32,754      18       24,120     18
United States..............      8,618       13        3,832       12        20,866      11       20,358     16
China......................      6,611       10        3,666       11        19,321      11       13,598     11
Korea......................      2,231        3        4,571       14        13,595       8       17,428     13
Germany ...................      5,070        7        1,641        5        13,023       7       17,401     13
Europe - others............      3,218        5        1,899        6         5,263       3        2,435      2
Singapore..................        887        1          650        2         3,471       2        5,505      4
                              --------              --------              ---------            ---------
                              $ 68,038              $ 32,633              $ 181,314            $ 130,926
                              ========              ========              =========            =========

      The net sales above have been allocated to the geographic areas based upon the installation location of the systems.

      In the third quarter of 2004, two customers accounted for 12% and 11%, respectively of net sales. In the third quarter of 2003, three customers accounted for 10%, 13% and 15% of net sales. During the first nine months of 2004, two customers each accounted for 12% of net sales. During the first nine months of 2003, two customers accounted for 21% and 13% of net sales.

      At September 26, 2004, two customers each accounted for 10% or more of the Company's accounts receivables, net, accounting for 15% and 12%, respectively. At December 31, 2003, two customers each accounted for more than 10% of the Company's accounts receivables, accounting for approximately 14% and 19%, respectively.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

Note 8 -- Debt

      The Company's Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.3 million at September 26, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At September 26, 2004, ther were no borrowings outstanding under this credit facility. The facility bears interest at a per annum rate of TIBOR plus 75 basis points (0.80% at September 26, 2004). The facility expires on June 20, 2005. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

      The Company has a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points (6% at September 26, 2004). The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 26, 2004, the Company was in compliance with the covenants and there were no borrowings under this credit line.

Note 9 -- Employee Stock Option and Stock Purchase Plans

      Employee Stock Option Grants

      Options to purchase 42,668 and 942,608 shares of common stock were granted to employees during the three and nine months ended September 26, 2004. As of September 26, 2004, options to purchase 6,038,317 shares of common stock were outstanding.

      Employee Stock Purchase Plan

      As of September 26, 2004, 2,376,662 shares had been issued under the Employee Stock Purchase Plan (the "Purchase Plan") since its inception in August 1994.

      Fair Value Disclosures

      Information regarding net income and net income per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model employing the multiple option valuation methodology. The per share weighted average estimated fair value for employee options granted was $9.10 and $4.52 during the three months ended September 26, 2004 and September 28, 2003, respectively. The per share weighted average estimated fair value for employee options granted was $11.01 and $2.73 during the nine months ended September 26, 2004 and September 28, 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, it is the Company's opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

      The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended September 26, 2004 and September 28, 2003:

                                                                              Employee Stock Option Plans
                                                        --------------------------------------------------------------------
                                                                  Three Months Ended                Nine Months Ended
                                                        --------------------------------    --------------------------------
                                                        September 26,      September 28,    September 26,      September 28,
                                                             2004               2003             2004                2003
                                                        -------------      -------------    -------------      -------------

Risk-free interest rate ................................     2.32%             3.00%             1.96%             3.00%
Expected term of options (in years) ....................      1.5               1.5               1.5               1.5
Expected volatility ....................................     99.5%             98.6%             99.5%             98.6%
Expected dividend yield ................................        0                 0                 0                 0

      Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company's Purchase Plan during the three and nine months ended September 26, 2004 and September 28, 2003 was $7.56 and $3.06, respectively.

      The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

                                                                              Employee Stock Purchase Plan
                                                        --------------------------------------------------------------------
                                                                  Three Months Ended                Nine Months Ended
                                                        --------------------------------    --------------------------------
                                                        September 26,      September 28,    September 26,      September 28,
                                                             2004               2003             2004                2003
                                                        -------------      -------------    -------------      -------------
Risk-free interest rate ................................      2.0%              1.2%              1.7%              1.2%
Expected term of options (in years) ....................      0.5               0.5               0.5               0.5
Expected volatility ....................................     52.3%             67.6%             58.1%             91.8%
Expected dividend yield ................................        0                 0                 0                 0


Note 9 -- Related Party Transactions

      On February 17, 2004, STEAG sold approximately 4.3 million shares of the Company's common stock in an underwritten public offering at $11.50 per share. Following that sale, STEAG continued to hold approximately 8.9 million shares, or 17.7%, of the 50.0 million outstanding shares of the Company's common stock.

Note 10 -- DNS Patent Infringement Suit Settlement

      On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. ("DNS"), a large Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the Wet Business, the Company sold to SCP the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to Mattson totaling between a minimum of $75 million and a maximum of $105 million, relating to past damages, partial reimbursement of attorney's fee and costs, and royalties.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

      As of September 26, 2004, DNS had made payments aggregating $57.0 million under the settlement and license agreements. Of the $57.0 million paid by DNS as of September 26, 2004, $4.6 million was withheld to pay Japanese withholding tax, and the net amount the Company received was $52.4 million. In the third quarter of 2004, the Company received confirmation that its request for "competent authority" with the IRS has been granted in connection with its attempt to obtain a partial refund of Japanese taxes withheld in connection with its DNS effort. The Company expects that it will receive an approximately $2.9 million refund of withheld taxes in the fourth quarter of 2004. In future periods, the Company is scheduled to receive minimum royalty payments as follows (in millions):

                                                       Future
                                                    DNS Minimum
                                                      Payments
                Fiscal Period                      to be Received
                -------------                      --------------
                 April 2005                           $   6.0
                 April 2006                               6.0
                 April 2007                               6.0
                                                      -------
                                                      $  18.0
                                                      =======

      During July 2004, DNS made an additional royalty payment of approximately $370,000, beyond the minimum royalty payment of $6.0 million made in April 2004, based on their actual sales. This payment brought the total amount paid by DNS to $57.4 million.

      The Company determined, based on relative fair values, how much of the aggregate payments due to the Company are attributable to past disputes and how much are attributable to future royalties on DNS sales of the wet processing products. The Company allocated $15.0 million to past damages, which was recorded as "other income" during 2002, and allocated $60 million to royalty income, which is being recognized in net sales in the income statement on a straight-line basis over the license term. During the three and nine months ended September 26, 2004, the Company recognized royalty income of $3.2 million and $9.6 million, respectively.

Note 11 -- Guarantees

      The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" ("FIN 45") during the fourth quarter of 2002. FIN 45 requires disclosures concerning the Company's obligation under certain guarantees, including its warranty obligations.

      Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on the Company's systems ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty is recorded as a cost of sales, based on the historical costs, at the time of revenue recognition. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. The following table is the detail of the product warranty accrual for the three and nine months periods ended September 26, 2004 and September 28, 2003 (in thousands):

                                                                     Three Months Ended                   Nine Months Ended
                                                                -----------------------------      --------------------------------
                                                                September 26,   September 28,      September 26,      September 28,
                                                                     2004            2003               2004               2003
                                                                -------------   -------------      -------------      -------------
Balance at beginning of period .............................      $ 16,773          $ 17,437          $ 16,508          $ 16,486
Accrual for warranties during the period ...................         3,309             1,567            10,882             5,721
Changes in liability related to pre-existing
     warranties ............................................            --            (1,079)               --            (1,079)
Settlements made during the period .........................        (3,925)             (918)          (11,233)           (4,121)
                                                                  --------          --------          --------          --------
     Balance at end of period ..............................      $ 16,157          $ 17,007          $ 16,157          $ 17,007
                                                                  ========          ========          ========          ========

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

      During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as necessary. As of September 26, 2004, the maximum potential amount of future payments that the Company could be required to make under these standby letters of credit is approximately $1.1 million, representing collateral for corporate credit cards, certain equipment leases and security deposits. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 12 -- Restructuring and Other Charges

      During the third quarter of 2003, the Company recorded restructuring and other charges of $489,000 that included $381,000 for workforce reduction and $108,000 for consolidation of excess facilities. The following is a summary of activities in the restructuring-related accruals during the nine month period ended September 26, 2004 (in thousands):

                                                                        Liability as of      Cash Payments        Liability as of
                                                                         December 31,      Nine Months Ended        September 26,
                                                                              2003         September 26, 2004            2004
                                                                         ------------      -----------------        -------------
Workforce reduction ................................................        $  115               $  (35)               $   80
Consolidation of excess facilities .................................         1,175                 (141)                1,034
                                                                            ------               ------                ------
      Total ........................................................        $1,290               $ (176)               $1,114
                                                                            ======               ======                ======

Note 13 -- Public Offering

      On December 23, 2003, the Company filed a shelf registration statement on Form S-3 that would allow the Company to sell, from time to time, up to $100 million of its common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of Company common stock owned by STEAG. The registration statement was declared effective by the Securities and Exchange Commission ("SEC") on January 9, 2004.

      On February 17, 2004, the Company sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of Company common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to the Company, net of underwriting discounts and transaction expenses, through the third quarter of 2004, of approximately $46.4 million. Out of the gross proceeds from the sale of common stock by the Company of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.6 million, primarily for legal, accounting and printing services, through the third

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

quarter of 2004. The Company estimates its net proceeds were approximately $46.3 million, net payment of transaction costs.

      The Company intends to use the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. The Company did not receive any proceeds from the sale of shares by STEAG. STEAG remained the Company's single largest shareholder, holding approximately 8.9 million, or 17.7%, of the approximately
50.0 million outstanding shares of Company common stock immediately following the offering.

Note 14 -- Commitments and Contingencies

      The Company is party to certain claims arising in the ordinary course of business. While the outcome of these matters is not presently determinable, management believes that they will not have a material adverse effect on the financial position or results of operations of the Company.

      The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings has approximately 15 years remaining with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. The sublease, under which lease payments aggregate to approximately $7.2 million, is expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, under which lease payments aggregate approximately $2.1 million, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time periods over which the buildings will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.8 million for each additional year that the facilities are not leased and could aggregate to approximately $12.6 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next fifteen years, less any amounts received under subleases. Adjustments for the facilities leases and subleases will be made in future periods, if necessary, based upon the then current actual events and circumstances.

      In connection with the disposition of the Wet Business, the Company assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease has approximately two years remaining, ending in August 2006, with an approximate rental cost of $1.2 million annually. The Company had sublet the facilities to SCP on terms that covered all rent and costs payable by the Company under the primary lease. During the third quarter of 2004 and the first nine months of 2004, the Company received sublease payments of approximately $0.3 million and $0.9 million, respectively, from SCP. Under its sublease, SCP has the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company is responsible for the future lease costs of approximately $2.5 million through August 2006, net of cost recovery efforts and any sublease income. The Company has fully accrued for the costs related to this lease, as part of restructuring.

      In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results or its financial position, given the uncertainty of litigation, the Company cannot be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

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

Note 15 -- Income Taxes

      In the third quarter of 2004, the Company recorded income tax expense of approximately $1,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $24,000, foreign withholding taxes on royalty income of $72,000, and federal and state income taxes of approximately $30,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.1 million. The effective income tax rate was zero percent for the third quarter of 2004. In the first nine months of 2004, the Company recorded income tax expense of approximately $0.3 million, which consisted of foreign taxes of approximately $0.6 million, and federal and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.4 million. The effective income tax rate was 1.5% for the nine months ended September 26, 2004. At September 26, 2004, the Company has provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

      In the third quarter of 2003, the Company recorded an income tax benefit of approximately $21,000, and an income tax provision of approximately $0.1 million for the first nine months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by our foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.7 million. There was no US or German current income tax benefit or expense. The effective income tax rate was a negative 0.6% for the nine months ended September 28, 2003. At September 28, 2003, the Company provided a full valuation allowance against its net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets.

Note 16 -- Subsequent Event

      On October 27, 2004, the Company acquired certain outstanding debt and equity ownership interests in Vortek Industries Ltd., a privately held corporation amalgamated under the laws of British Columbia ("Vortek") for a purchase price of approximately $17.0 million. As a result of the transaction, Vortek became a wholly-owned subsidiary of the Company. Vortek is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers, for use in the manufacture of semiconductors. Vortek is based in Vancouver, Canada.

      As  consideration  for  the  acquisition  of  Vortek,  Mattson  issued  an aggregate of 1,452,808 shares of its common stock, which represents approximately 2.8% of the outstanding common shares of the Company. Between June 28, 2004 and October 27, 2004, the Company provided approximately $2.5 million in working capital loans to Vortek. Of the shares of common stock issued by the Company in the Vortek transaction, 290,561 (the "Escrow Shares") are being held subject to an escrow agreement. The Escrow Shares are subject to forfeiture in the event of valid indemnification claims by the Company within a period of 12 months from October 27, 2004.

      In connection with the Vortek acquisition, the Company entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, pursuant to which the Company agreed to register the shares issued in the

                    MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               September 26, 2004
                                   (unaudited)

Vortek acquisition, other than the Escrow Shares, under the Securities Act of 1933, for resale by the recipients, and the recipients agreed to certain restrictions on the transfer of such shares.

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

Overview

      We are a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits. Our products include dry strip, rapid thermal processing, or RTP, and plasma enhanced chemical vapor deposition, or PECVD, equipment. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capability and high productivity to semiconductor manufacturers for both 200 mm and 300 mm wafer production at technology nodes at and below 130 nanometers, or nm.

      The last three years, 2001 to 2003, were a period of great challenge and significant change for us. The external market environment was extremely difficult, with the semiconductor industry experiencing a significant downturn, resulting in severe capital spending cutbacks by our customers. At the beginning of 2001, we had just completed the simultaneous acquisition of the semiconductor equipment division of STEAG Electronic Systems AG, or STEAG, and CFM Technologies, Inc. This more than doubled the size of our company and changed the nature and breadth of our product lines. On top of the many challenges in integrating multiple merged companies, we were faced with the impact of dramatically lower sales as a result of the downturn in the industry that resulted in excess production capacity. We determined to refocus our business on our core technologies in dry strip and rapid thermal processing, and in 2002 and the first quarter of 2003 we took restructuring actions to align our business with this focus and to reduce our cost structure. As part of this restructuring effort, we divested a significant line of business, our wet surface preparation products, or the Wet Business, in March of 2003.

      Our organization and structure was very different at the end of 2003 than it was at the beginning of 2003 or during 2001 and 2002. Because of our significant restructurings and divestitures during this period, both our revenue sources and our cost structure have significantly changed. This affects the comparability of our more recently reported financial information, and causes our historical information not to be a good indicator or predictor of results for future periods. Our size, structure and product focus have been more stable during the last three quarters of 2003 and the first three quarters of 2004.

      We recorded losses from operations in each of the years 2001, 2002 and 2003. However, as a result of our restructurings and divestitures, we reduced our cost structure and reduced our rate of losses throughout that period.

      As we finished 2003, we achieved a profit of $1.1 million from operations for the fourth quarter. For the first, second and third quarters of 2004, we recorded net income of $3.3 million, $7.4 million and $10.2 million, respectively.

      Our net income was $10.2 million in the third quarter of 2004, compared to a loss of $3.9 million in the third quarter of 2003, on a $35.4 million increase in net sales. This reflected the improvement in the efficiency and flexibility of our manufacturing cost structure, which utilizes both internal and outsourced manufacturing and allows us to increase production without increasing internal headcount. We ended the third quarter of 2004 with approximately $80.5 million in cash and cash equivalents. We have no long-term debt. With the recent improvements in our operating results and the infusion of cash on our balance sheet from a stock offering early in the year, we believe we are in a healthy position in terms of liquidity and capital resources.

      Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Market conditions improved significantly in the first part of 2004, but recently are demonstrating signs of weakening in the current quarter. However, the cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and limit our ability to forecast near term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

conditions  is  limited.   Although  we  have  implemented  cost  reduction  and
operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

      The success of our business in the future will be dependent on numerous factors, including but not limited to the market demand for semiconductors and semiconductor wafer processing equipment, and our ability to (1) develop and bring to market new products that address our customers' needs, (2) grow customer loyalty through collaboration with and support of our customers, and
(3) manage a cost structure which will enable us to operate effectively and profitably throughout changing industry cycles.

Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or United States or U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our management evaluates its estimates and judgments on an on-going basis, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets, and income taxes as critical to our business operations and an understanding of our results of operations.

      Revenue   recognition.   We  recognize  revenue  in  accordance  with  the
Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, "Revenue Recognition," or SAB 104.

      We derive revenue from two primary sources -- equipment sales and spare part sales. We account for equipment sales as follows: (1) for all sales of new products and sales of (and, for the first quarter of 2003 and earlier periods, for all sales of our wet surface preparation products), revenue is recognized upon customer acceptance; (2) for all sales of existing products, we recognize revenue on a multiple element approach in which we divide a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 10% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 90% of the total invoice price, is recognized upon shipment and title transfer of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until the customer accepts these evaluation systems. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of our RTP products through our distributor in Japan, where revenues are recognized upon title transfer to the distributor, FOB shipping point. For spare parts, revenue is recognized upon shipment. Service and maintenance contract revenue is recognized on a straight-line basis over the service period of the related contract.

      Revenues are difficult to predict, due in part to our reliance on customer acceptance related to a portion of our revenues. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

      Warranty. Our warranties require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The warranty offered on our systems ranges from 12 months to 36 months, depending on the product. At the time we first recognize revenue for a system sale, we record

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      Inventories. We state inventories at the lower of cost or market, with cost determined on a first-in, first-out basis. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our introduction of new products, we regularly monitor inventory quantities on hand and identify obsolete inventories that are no longer used in current production. Accordingly, we write down our inventories to estimated net realizable value. Actual demand may differ from forecasted demand and such difference may result in write-downs that have a material effect on our financial position and results of operations. In the future, if our inventory is determined to be overvalued, we would be required to recognize the decline in value in our cost of goods sold at the time of such determination. Although we attempt to accurately forecast future product demand, given the competitive pressures and cyclicality of the semiconductor industry there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventory and our reported operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                                              Three Months Ended             Nine Months Ended
                                                                        ----------------------------  -----------------------------
                                                                        September 26,  September 28,  September 26,   September 28,
                                                                            2004           2003            2004            2003
                                                                        -------------  -------------  -------------   -------------
Net sales ...........................................................       100.0%         100.0%          100.0%          100.0%
Cost of sales .......................................................        54.8           60.9            56.3            66.8
                                                                            -----          -----           -----           -----
      Gross profit ..................................................        45.2           39.1            43.7            33.2
                                                                            -----          -----           -----           -----

Operating expenses:
      Research, development and engineering .........................         8.3           13.7             8.8            14.3
      Selling, general and administrative ...........................        22.0           38.7            22.8            32.3
      Amortization of intangibles ...................................         0.4            1.0             0.5             1.4
      Restructuring and other charges ...............................          --            1.6              --             0.4
                                                                            -----          -----           -----           -----
        Total operating expenses ....................................        30.7           55.0            32.1            48.4
                                                                            -----          -----           -----           -----

Income (loss) from operations .......................................        14.5          (15.9)           11.6           (15.2)
Loss on disposition of Wet Business .................................          --             --              --            (7.8)
Interest and other income:
                                                                            -----          -----           -----           -----
      Interest income ...............................................         0.5            1.0             0.5             0.7
                                                                            -----          -----           -----           -----
      Interest expense ..............................................          --             --              --            (0.1)
      Other income (expense), net ...................................          --            2.9            (0.4)             --
                                                                            -----          -----           -----           -----
        Interest and other income, net ..............................         0.5            3.9             0.1             0.6
                                                                            -----          -----           -----           -----
Income (loss) before provision for (benefit from)
      income taxes ..................................................        15.0          (12.0)           11.7           (22.4)
Provision for (benefit from) income taxes ...........................          --             --             0.2             0.1
                                                                            -----          -----           -----           -----
Net income (loss) ...................................................        15.0%         (12.0)%          11.5%          (22.5)%
                                                                            =====          =====           =====           =====

      The divestiture of our Wet Business on March 17, 2003 has significantly affected the comparability of our net sales and our costs in the nine-month period ended September 26, 2004 to our reported results a year ago for the same period and to periods prior to that. Our reported results for the first nine months of 2003 include sales of Wet Business products and related costs, while our results for the first nine months of 2004 do not. The following table summarizes the amount of our net sales in each quarter of 2003 and in the first three quarters of 2004 attributable to products of the Wet Business, to RTP and strip products, and to royalties from DNS. We believe this additional information regarding our prior period sales will facilitate comparison of our current and future results of operations to our results from prior periods (dollars in millions):

                                                               Net Sales                             Percent of Total Net Sales
                                          --------------------------------------------------     ----------------------------------
                                             Wet         RTP and        DNS        Reported        Wet         RTP and       DNS
           Three Months                   Business        Strip       Royalty        Total       Business       Strip      Royalty
               Ended                      Products      Products      Revenue      Net Sales     Products      Products    Revenue
---------------------------------------   --------      --------      --------     ---------     --------      --------    --------
March 30, 2003 ........................   $   32.3      $   32.5      $    3.0      $   67.8         47.7%       47.9%       4.4%
June 29, 2003 .........................         --          27.5           3.0          30.5           --        90.2        9.8
September 28, 2003 ....................         --          29.6           3.0          32.6           --        90.8        9.2
December 31, 2003 .....................        1.3          39.1           3.0          43.4          3.0        90.1        6.9
                                          --------      --------      --------      --------         ----        ----        ---
                                          $   33.6      $  128.7      $   12.0      $  174.3         19.3%       73.8%       6.9%
                                          ========      ========      ========      ========         ====        ====        ===
March 28, 2004 ........................   $     --      $   49.9      $    3.2      $   53.1           --%       94.0%       6.0%
June 27, 2004 .........................         --          57.0           3.2          60.2           --        94.7        5.3
September 26, 2004 ....................         --          64.8           3.2          68.0           --        95.3        4.7
                                          --------      --------      --------      --------         ----        ----        ---
                                          $     --      $  171.7      $    9.6      $  181.3           --%       94.7%       5.3%
                                          ========      ========      ========      ========         ====        ====        ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

      Net Sales

      Net sales for the third quarter of 2004 were $68.0 million. This represents an increase of 108% compared to $32.6 million of net sales for the third quarter of 2003. The increase in net sales in the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to higher unit sales resulting from improvement in customer demand for our products. We anticipate our net sales for the fourth quarter of 2004 to range between $68.0 million and $71.0 million.

      Net sales of RTP and strip systems, spares and services for the third quarter of 2004 were approximately $64.8 million. This represents an increase of 119% compared to $29.6 million of net sales for such products in the third quarter of 2003. The increase in net sales of RTP and strip products in the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to higher unit sales. Units of RTP and strip products shipped in the third quarter of 2004 increased 139.1% as compared to the third quarter of 2003.

      Net sales for the first nine months of 2004 were $181.3 million, representing an increase of 38% compared to net sales of $130.9 million for the first nine months of 2003. This increase was primarily due to higher shipments in the first nine months of 2004 than in the same period in the prior year, resulting from improvement in demand for both RTP and strip products. Net sales for the first nine months of 2004 include no sales of Wet Business products, whereas net sales for the first nine months of 2003 included $32.3 million in net sales from the divested Wet Business. Net sales of RTP and strip products for the first nine months of 2004 were $171.7 million, representing an increase of 92% as compared to net sales of such products of $89.6 million for the first nine months of 2003. Units of RTP and strip products shipped in the first nine months of 2004 increased 93% as compared to the same period in 2003. This increase was primarily due to increased customer demand closely correlated with improvement in industry-wide demand in our broader market.

      In the third quarter of 2004, two of our customers accounted for 12.4% and 11.0%, respectively of our net sales. In the third quarter of 2003, three of our customers accounted for 10%, 13% and 15% of our net sales. During the first nine months of 2004, two of our customers accounted for 12.1% and 11.7% of our net sales, respectively. During the first nine months of 2003, two customers accounted for 13% and 21% of net sales.

      International sales, which are predominantly to customers based in Europe, Japan and the Pacific Rim (which includes Taiwan, China, Korea and Singapore), accounted for 87.3% and 88.3% of net sales for the third quarters of 2004 and 2003, respectively. International sales accounted for 88.5% and 84.5% of net sales for the first nine months of 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of net sales through the first half of 2005.

      Gross Margin

      Our gross margin for the third quarter of 2004 was 45.2%, an increase from 39.1% for the third quarter of 2003. The increase in gross margin in the third quarter of 2004 was primarily due to a seven percentage point improvement in increased absorption of fixed overhead costs resulting from increased production volume. Gross margin in the fourth quarter is expected to be in the range of approximately 43.0% to 46.0%.

      Our gross margin for the first nine months of 2004 was 43.7%, an increase from 33.9% for the first nine months of 2003. The increase in gross margin in the first nine months of 2004 was primarily due to a nine percentage point improvement in increased absorption of fixed overhead costs resulting from increased production volume, as well as the divestiture of the Wet Business.

      Our RTP and strip products have relatively higher gross margins than did the Wet Business products we offered until its divestiture in March 2003. The divestiture of our Wet Business affects the comparability of our gross margin in the current nine-month period and will affect the comparability of our gross margins in future periods to our historical margins.

      Due to intense competition, we continue to face pricing pressure from competitors that can affect our gross margin. In response, we are continuing with our cost controls and efforts to differentiate our product portfolio. Our gross margin has varied over the years and will continue to vary based on many factors, including competitive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

pressures, product mix, the relative amounts of customer acceptances in a given quarter, economies of scale, overhead absorption levels and costs associated with the introduction of new products.

      Research, Development and Engineering

      Research, development and engineering expenses for the third quarter of 2004 were $5.6 million, or 8.3% of net sales, as compared to $4.5 million, or 13.7% of net sales for the third quarter of 2003. The $1.1 million increase in research, development and engineering expenses for the third quarter of 2004 as compared to the same quarter of 2003 was primarily due to reimbursable expenses from a joint development project. The net change from the third quarter of 2003 as compared to the third quarter of 2004 was $1.5 million and resulted from the fulfillment of our joint development program. This was partially offset by a $0.1 million increase in payroll-related expenses. The decrease in research, development and engineering expenses as a percentage of net sales for the third quarter of 2004 as compared to the same quarter of 2003 resulted from the proportionately greater increase in net sales.

      Research, development and engineering expenses for the first nine months of 2004 were $16.0 million, or 8.8% of net sales, as compared to $18.7 million, or 14.3% of net sales, for the first nine months of 2003. The $2.7 million decrease in research, development and engineering expenses in the first nine months of 2004 as compared to the first nine months of 2003 was primarily due to a $2.7 million reduction in project materials and project-related expenses resulting from cost reimbursement on a joint development project, a $1.2 million reduction in depreciation and amortization resulting from the consolidation of our facilities and the disposition of our Wet business, partially offset by a $0.5 million increase in salary and payroll-related expenses and a $0.4 million increase in outside professional services. The decrease in research, development and engineering expenses as a percentage of net sales for the first nine months of 2004 as compared to the same period in 2003 resulted from the proportionately greater increase in net sales and the reduction in expenses on an absolute dollar basis.

      Selling, General and Administrative

      Selling, general and administrative expenses for the third quarter of 2004 were $15.0 million, or 22.0% of net sales, as compared to $12.6 million, or 38.7% of net sales, for the third quarter of 2003. The $2.3 million increase in selling, general and administrative expenses in the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to a $2.1 million increase in salary and payroll-related expenses resulting from increased headcount and variable compensation expenses. The decrease in selling, general and administrative expenses as a percentage of net sales for the third quarter of 2004, as compared to the same period in 2003, resulted from the proportionately greater increase in net sales.

      Selling, general and administrative expenses for the first nine months of 2004 were $41.3 million, or 22.8% of net sales as compared to $42.3 million, or 32.3% of net sales for the first nine months of 2003. The $1.0 million decrease in selling, general and administrative expenses in the first nine months of 2004 as compared to the first nine months of 2003 is primarily due to a $0.7 million decrease in salaries and payroll-related expenses reflecting our continuing cost containment efforts and a $0.7 million decrease in sales and service costs.

      Amortization of Intangibles

      Upon adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill. We continue to amortize the identified intangibles, and our amortization expense during the third quarter of 2004 and first nine months of 2004 were $0.3 million and $1.0 million, respectively. Our amortization expense during the third quarter of 2003 and the first nine months of 2003 were $.03 million and $1.8 million, respectively. We estimate that our amortization expense will be approximately $1.3 million for each of the years 2004 and 2005.

      Restructuring and other charges

      During the third quarter of 2003, we recorded restructuring and other charges of $489,000 that included $381,000 for workforce reduction and $108,000 for consolidation of excess facilities. We estimate that expected cost savings as a result of the restructuring and workforce reduction will range from $0.4 million to $0.5 million per quarter. For the three and nine months ended September 26, 2004, no restructuring expenses were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

      Interest and Other Income (Expense), Net

      Interest and other income, net, for the third quarter of 2004 was approximately $0.3 million, or 0.5% of net sales, as compared to interest and other expense, net, of $1.3 million, or 3.9% of net sales, for the third quarter of 2003. During the third quarter of 2004, interest and other income, net consisted primarily of interest income of $0.4 million resulting from the investment of our cash balances in interest-bearing accounts. During the third quarter of 2003, interest and other income, net, consisted primarily of interest income of $0.3 million resulting from the investment of our cash balances in interest-bearing accounts, a foreign exchange gain of $0.9 million, and net other income of $0.5 million, partially offset by a loss on sale of fixed assets of $0.4 million.

      Interest and other expense, net, for the first nine months of 2004 was approximately $0.2 million, or 0.1% of net sales, as compared to $0.9 million, or 0.7% of net sales, for the first nine months of 2003. During the first nine months of 2004, interest and other expense, net, consisted primarily of interest income of $0.9 million resulting from the investment of our cash balances in interest-bearing accounts, partially offset by other expense of $0.6 million. In the same period of 2003, other income consisted of interest income of $0.9 million resulting from the investment of our cash balances, a foreign exchange gain of $0.1 million and net other income of $0.9 million, partially offset by interest expense of $0.1 million and a loss on sale of fixed assets of $1.0 million.

      Provision for Income Taxes

      In the third quarter of 2004, we recorded income tax expense of approximately $1,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $24,000, foreign withholding taxes on royalty income of $72,000, and federal and state income taxes of approximately $30,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. The effective income tax rate was 0.5% for the third quarter of 2004. In the first nine months of 2004, we recorded income tax expense of approximately $309,000, which consisted of foreign taxes of approximately $563,000, and federal and state income taxes of approximately $120,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $374,000. The effective income tax rate was 2.8% for the six months ended September 26, 2004. At September 26, 2004, we have provided a full valuation allowance against our net deferred tax asset as management believes that sufficient uncertainty exists with regard to the realizability of tax assets. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on the absence of objective evidence, our management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

      In the third quarter of 2003, we recorded an income tax benefit of approximately $21,000, and an income tax provision of approximately $0.1 million for the first nine months of 2003, which consisted of foreign withholding taxes of $0.6 million, foreign taxes incurred by our foreign sales and service operations of $0.1 million, and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.7 million. We had no U.S. or German current income tax benefit or expense. Our effective income tax rate was a negative 0.6% for the nine months ended September 28, 2003.

Liquidity and Capital Resources

      Our cash and cash equivalents, excluding restricted cash, were $80.5 million at September 26, 2004, an increase of $3.4 million from $77.1 million at December 31, 2003. Stockholders' equity at September 26, 2004 was $151.8 million, as compared to $83.7 million at December 31, 2003. Working capital at September 26, 2004 was $118.1 million, as compared to $56.9 million at December 31, 2003. At September 26, 2004, we had no long-term debt.

      On December 23, 2003, we filed a shelf registration statement on Form S-3 that would allow us to sell, from time-to-time, up to $100 million of our common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of our common stock owned by STEAG. The registration statement was declared effective by the SEC on January 9, 2004.

      On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock, and STEAG sold approximately 4.3 million already outstanding shares of our common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to us, net of underwriting discounts and transaction expenses,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

through the third quarter of 2004, of approximately $46.4 million. Out of the gross proceeds from the sale of common stock by us of approximately $49.6 million, approximately $2.5 million represented underwriting discounts and commissions, and there were other costs and expenses of approximately $0.6 million, primarily for legal, accounting and printing services, through the third quarter of 2004. We estimate our net proceeds to be approximately $46.3 million after payment in future periods of the balance of the transaction costs.

      We intend to use the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. We did not receive any proceeds from the sale of shares by STEAG. STEAG remained our largest single shareholder, holding approximately 8.9 million, or 17.7%, of the 50.0 million then outstanding shares of our common stock.

      Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.2 million at September 26, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. At September 26, 2004, there were no borrows outstanding under this credit facility. The facility bears interest at a per annum rate of TIBOR plus 75 basis points (0.80% at September 26, 2004). The facility expires on June 20, 2005. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility.

      We have a revolving line of credit with a U.S. bank in the amount of $20.0 million, which expires on April 26, 2005. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 125 basis points (6% at September 26, 2004). The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 26, 2004, we were in compliance with the covenants and there were no borrowings under this credit line.

      We had losses from operations in each of fiscal years 2001, 2002 and 2003. However, as a result of our restructurings and divestitures, we reduced our cost structure and our rate of losses decreased over the course of that period. During the fourth quarter of 2003 and during the first three quarters of 2004, we have been operationally profitable. With the recent improvements in our operating results and the additional cash provided by the stock offering in the first quarter of 2004, we believe we have adequate liquidity and capital resources for our operations for the next twelve months.

      On June 24, 2002, we entered into a settlement agreement and a cross license agreement with DNS under which DNS agreed to make payments to us totaling between a minimum of $75 million and a maximum of $105 million, relating to past damages, partial reimbursement of attorney's fee and costs, and license fees. The license fee obligations of DNS would cease if all four patents that had been the subject of the lawsuit were to be held invalid by a court.

      As of September 26, 2004, DNS had made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS as of September 26, 2004, $4.6 million was withheld to pay Japanese withholding tax, and the net amount we received was $52.8 million. In future periods, we are scheduled to receive minimum royalty payments as follows (in millions):

                                                         Future
                                                       DNS Minimum
                                                        Payments
                  Fiscal Period                      to be Received
                  -------------                      --------------
                    April 2005                           $   6.0
                    April 2006                               6.0
                    April 2007                               6.0
                                                         -------
                                                         $  18.0
                                                         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Cash Flows

      The net cash used in operating activities during the nine months ended September 26, 2004 totaled $33.0 million, and was primarily attributable to an increase in accounts receivable, net, of $28.5 million, an increase in inventories of $24.7 million, a decrease in accrued liabilities of $7.1 million and a decrease in deferred revenue of $6.5 million. The cash used in operating activities was offset by net income of $20.9 million, a decrease in advanced billings of $6.3 million, an increase in accounts payable of $3.1 million, a decrease in inventories - delivered systems of $1.6 million and non-cash depreciation and amortization of $4.9 million. The increase in accounts receivable, net, was due to the high volume of shipments toward the end of the quarter, while days sales outstanding declined slightly as compared to days sales outstanding at December 31, 2003. The inventory increased proportionately to build plan requirements, while inventory turns declined slightly during the nine-month period ended September 26, 2004.

      The net cash used in operating activities during the nine months ended September 28, 2003 totaled $9.3 million, and was primarily attributable to a net loss of $29.4 million, a decrease in deferred revenue of $32.1 million, a decrease in accrued liabilities of $6.0 million, and a decrease in accounts payable of $6.0 million. The cash used in operating activities was offset by a decrease in inventories and inventories - delivered systems of $21.9 million, a decrease in accounts receivable and advanced billings of $23.7 million, the loss on disposition of Wet Business of $10.3 million, the non-cash depreciation and amortization of intangibles of $6.6 million and a decrease in prepaid expenses and other current assets of $1.5 million.

      Net cash used in investing activities was $10.9 million during the nine months ended September 26, 2004, as compared to $1.9 million used in investing activities during the same period last year. The net cash used in investing activities during the nine months ended September 26, 2004 was attributable to purchases of property and equipment. The net cash used in investing activities during the nine months ended September 28, 2003 was attributable to the purchase of property and equipment of $3.9 million, offset by proceeds from the disposition of the Wet Business of $2.0 million.

      Net cash provided by financing activities was $47.5 million during the nine months ended September 26, 2004, as compared to $2.1 million during the same period last year. The net cash provided by financing activities during the nine months ended September 26, 2004 was primarily attributable to the sale of approximately 4.3 million shares of the company's newly issued common stock in an underwritten public offering at $11.50 per share with proceeds, net of expenses through the third quarter of 2004, of $46.4 million. The net cash provided by financing activities during the nine months ended September 28, 2003 was primarily attributable to net borrowing against our Japanese line of credit in the amount of net $1.1 million, restricted cash of $0.6 million, and proceeds from the issuance of common stock of $0.4 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      The onset of another market downturn is difficult to predict and may occur suddenly. During the latest downturn, we were unable to reduce our expenses quickly enough to avoid incurring losses. For the years ended December 31, 2001 and 2002 and 2003, our net loss was $336.7 million, $94.3 million and $28.4 million, respectively, compared to net income of $1.5 million for the year ended December 31, 2000. In the event of a future downturn, if we are unable to effectively align our cost structure with prevailing market conditions, we could again experience losses, and may be required to undertake additional cost-cutting measures, and be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our remaining core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      The development and manufacture of new products involves significant risk, since the products are very complex and the development cycle is long and expensive. The success of any new systems we develop and introduce is dependent on a number of factors, including our ability to correctly predict customer requirements for new processes, assess and select alternative technologies for research and development, and timely complete new system designs that are acceptable to the market. We may make substantial investments in new technologies before we can know whether they are technically or commercially feasible or advantageous, and without any assurance that revenue from future products or product enhancements will be sufficient to recover the associated development costs. Not all development activities result in commercially viable products. We may be adversely affected by manufacturing inefficiencies and the challenge of producing innovative systems in volume which meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and planned product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      Because of our recent implementation of a new ERP system and the limited time remaining in 2004 to complete the procedures required to comply with new requirements under Section 404 of the Sarbanes-Oxley Act for evaluation and attestation of internal control over financial reporting, we may not be able to comply with those requirements in the permitted time.

      Rules  adopted by the  Securities  and  Exchange  Commission  to implement
Section 404 of the Sarbanes-Oxley Act of 2002 (the "Rules") will require us to assess the design and operating effectiveness of our internal control over financial reporting and to include in our Annual Report on Form 10-K for the year ending December 31, 2004 (i) a report from our management, (ii) a statement that our registered independent auditors have issued an attestation report on our management assessment of internal control over financial reporting and (iii) a copy of the registered independent auditors' attestation report. In order to achieve compliance with the new Rules within the required timeframe, we have been conducting a process to document and evaluate our internal control systems and procedures since early in 2004. In parallel with that process, we planned to implement a new enterprise resource planning, or ERP, system. In the latest phase of implementation, we switched our Fremont headquarters over to the new ERP system in October of 2004. Following that implementation, all the affected internal control processes and activities need to be re-documented, evaluated and tested, together with any remediation steps that need to be taken if control deficiencies are noted. Because of the limited time remaining in 2004 to complete the required procedures, there is a significant possibility that our management or our independent auditors may not be able to complete their assessment in the permitted time. If our management is either unable to complete its assessment in a timely manner or to assess our internal control over financial reporting as effective, or if our independent registered public accountants issue an adverse opinion, or disclaim an opinion, relating to the attestation requirements of Section 404, we may be unable to comply with the Rules, and investor confidence in the reliability of our internal controls over financial reporting may be negatively effected.

      Our results of operations may suffer if we do not effectively manage our inventory.

      We need to manage our inventory of component parts and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory. For both the inventories that support manufacture of our products and our spare parts inventories, if anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become unsaleable or obsolete, resulting in write-offs which would adversely affect the results of our operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      Our international sales accounted for 87% of our net sales in 2003, 74% in 2002 and 78% in 2001 and we anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts by opening an office in China. Our sales to customers located in Taiwan, Japan, other Asian countries and recently China accounted for 71% of our net sales in 2003, 47% in 2002 and 47% in 2001. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

      o     difficulties in staffing and managing foreign subsidiary operations;
            and

      o     changes in tariffs or taxes.

      In the U.S. and Asia (excluding Japan), our sales to date have been denominated primarily in U.S. dollars, while our sales in Japan are usually denominated in Japanese Yen. Our sales to date in Europe have been denominated in various currencies, currently primarily U.S. dollars and the Euro. Our sales in foreign currencies are subject to risks of currency fluctuation. For U.S. dollar sales in foreign countries, our products become less price-competitive where the local currency is declining in value compared to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins.

      In addition, the expenses of our German manufacturing operation are primarily incurred in euros. If the euro were to appreciate in relation to the U.S. dollar, our operating expenses would increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      There  are   approximately   51.4  million  shares  of  our  common  stock
outstanding as of October 27, 2004, of which approximately 9.1 million (or 17.8%) are beneficially owned by STEAG Electronic Systems AG, or STEAG. STEAG has indicated that it plans to reduce its ownership in our common stock over time. If STEAG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.

      We incurred net operating losses for the years 2001 through 2003. We may not achieve or maintain profitability on an annual basis.

      We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we have been profitable for the first nine months of 2004, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in 2004 or future years. We will need to continue to generate significant net sales to achieve and maintain profitability on an annual basis, and we may not be able to do so.

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

      The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, as of November 3, 2004, the 52-week price range for our common stock was $6.96 to $16.59 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

      In order to comply with the Sarbanes-Oxley Act of 2002, changes to listing standards recently adopted by NASDAQ, and attestation and accounting changes required by the Securities and Exchange Commission, we must document, test and improve our internal controls. This has necessitated that we utilize outside accounting and advisory services, which will cause our general and administrative expenses to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes money market funds and other securities classified as cash equivalents, which trade in the secondary market. All securities in our portfolio are highly liquid. We have no cash flow exposure due to rate changes for cash equivalents, as all of these investments are at market interest rates.

      The table below presents the fair value of principal amounts and related weighted average interest rates for our investment portfolio as of September 26, 2004 (in thousands):

                                                                  Fair Value at
                                                                  September 26,
                                                                      2004
                                                                  -------------
Assets:
     Cash and cash equivalents ..........................           $ 80,489
        Average interest rate ...........................               1.46%
     Restricted cash ....................................           $    510
        Average interest rate ...........................               0.49%

Foreign Currency Risk

      We are a United States, or U.S., dollar functional currency entity with non-U.S. subsidiaries. We have an active foreign currency hedging program to mitigate the currency exchange risks associated from various third party transactions. This hedging program is managed and administered at our corporate headquarters by our treasury staff and outside consulting is hired as needed. Hedging of the European EURO and the Japanese Yen transactions have been made by placing forward exchange contracts in the month of the initial exposure. The hedge positions are marked-to-market at the end of each month until the actual settlement of the underlying transaction is consummated and the forward contract is closed. Unrealized gains and losses are recorded as an offset to other comprehensive income. Realized gains and losses are booked to the condensed consolidated statement of operations. We do not engage in any forward contracts for speculative trading purposes. We enter into spot foreign exchange trades to meet third party payment requirements and for operating funding requirements for non-U.S. subsidiaries.

      The following table provides information as of September 26, 2004 about us and our subsidiaries' derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar and EURO equivalent amounts, as listed below. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts (in thousands, except for average contract rate):

                                                                                         Average      Estimated
                                                                          Notional       Contract        Fair
                                                                           Amount          Rate         Value
                                                                          --------       --------     ---------
 Foreign currency forward sell exchange contracts:
      Mattson Technology, Inc. (U.S. dollar equivalent amount)
         Japanese Yen.............................................        $    558        110.7        $    556
         European Euro............................................        $  2,071         1.22        $  1,105

 Foreign currency forward buy exchange contracts:
      Mattson Technology, Inc. (U.S. dollar equivalent amount)
         European Euro............................................        $  3,990         1.22        $  4,039

      The local currency is the functional currency for all foreign operations. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred. To help neutralize our U.S. operation's exposure to exchange rate volatility, we keep EUROS in a foreign currency bank account. The balance of this bank account was approximately 0.6 million EUROS at September 26, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

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

      Our work to implement and improve our consolidation and enterprise resource planning systems continues as an active project. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

      Changes in Internal Control Over Financial Reporting During the Quarter

      Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third quarter of 2004.

      Sarbanes-Oxley 404 Compliance - Changes in Internal Control in the Fourth Quarter

      Rules  adopted by the  Securities  and  Exchange  Commission  to implement
Section 404 of the Sarbanes-Oxley Act of 2002 (the "Rules") require us to assess the design and operating effectiveness of our internal controls over financial reporting and to include in our Annual Report on Form 10-K for the year ending December 31, 2004 (i) a report from our management as to the design and operating effectiveness of those controls, (ii) a statement that our registered independent auditors have issued an attestation report on our management's assessment of internal control over financial reporting and (iii) a copy of the registered independent auditors' attestation report.

      In order to achieve compliance with the new Rules within the required timeframe, we have been conducting a process to document and evaluate our internal control systems and procedures since early in 2004. In support of this effort, we adopted a detailed work plan, dedicated internal resources and engaged outside consultants to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.

      Early in 2004, in parallel with our plans to document and evaluate our internal control systems as required by the Rules, we also determined that we should implement a new enterprise resource planning, or ERP, system as part of ongoing efforts to improve our management information and financial reporting systems, procedures and controls. The implementation has been done in phases. In the latest phase, we switched our Fremont headquarters over to the new ERP system in October of 2004. The new ERP system affects a significant number of our internal controls and procedures. Following the latest implementation phase, all of our affected processes and control activities need to be re-documented, evaluated and tested by management. Then our registered independent auditors need to review the new documentation, and perform evaluations and tests of the affected activities. If control deficiencies are noted, we will need to implement appropriate remediation activities. Any remediated controls would need to be put into operation for a period of time, and then re-tested in order to determine whether they operated effectively at year end.

      Because  of  the  limited  time   remaining  in  2004  to  complete  these
activities, there is a significant possibility that our management, and therefore our independent auditors, may not be able to complete their assessment in the permitted time. If that happens, our management may not be able to issue the required report on the effectiveness of our internal controls over financial reporting, or our auditors may issue an adverse opinion, or disclaim an opinion, relating to the attestation requirements of Section 404. Our registered independent auditors have delivered a letter to the Chairman of our Audit Committee emphasizing to us their concern over this situation.

      The requirements of the Rules are new, and we cannot be certain what consequences there may be if, despite our efforts, we or our auditors are unable to timely complete the assessment of our internal controls or comply with the Rules.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
      In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain of this. Moreover, the defense of claims or actions against us, even if such claims or actions are not meritorious, could result in the expenditure of significant financial and managerial resources.

      There have been no developments in the pending cases during the third quarter of 2004 that are material to Mattson.

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

ITEM 6. EXHIBITS

             Exhibit
              Number                                            Description
             --------     ---------------------------------------------------------------------------------------
               3.1(1)     Amended and Restated Certificate of Incorporation of the Company.
               3.2(2)     Third Amended and Restated Bylaws of the Company.
              31.1        Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
              31.2        Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
              32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
              32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

----------
(1) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K/A filed on January 30, 2001.

(2) Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MATTSON TECHNOLOGY, INC.
                                              ------------------------
                                                   (Registrant)

Dated: November 5, 2004


                                   By:           /s/ DAVID DUTTON
                                         -------------------------------------
                                                    David Dutton
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

Dated: November 5, 2004


                                   By:         /s/ LUDGER VIEFHUES
                                         --------------------------------------
                                                   Ludger Viefhues
                                         Executive Vice President - Finance and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)