Form 10-K
period 2004-12-31
MATTSON TECHNOLOGY INC
filed 2005-03-23
CIK 928421

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-24838

Mattson Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0208119 (I.R.S. employer identification number)
47131 Bayside Parkway, Fremont, California (Address of principal executive offices)	94538 (Zip Code)

510-657-5900
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒        No ☐

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on that date as of June 27, 2004 was $481,017,761 based on the closing price for the registrant's common stock reported by the Nasdaq Stock Market. Shares of voting stock held by each director and executive officer and by STEAG Electronics Systems AG have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Number of shares outstanding of registrant's Common Stock as of March 16, 2005: 51,721,319.

        Documents incorporated by reference:

        Portions of the Proxy Statement for registrant's 2005 Annual Meeting of Stockholders, which will be filed on or before May 2, 2005, are incorporated herein by reference into Part III.

MATTSON TECHNOLOGY, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from management's current expectations. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.    Business

        We are a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs). According to Gartner Dataquest, an independent research firm, in 2003, we were one of the top two suppliers for dry strip equipment(1) and were the second largest supplier of rapid thermal processing (RTP) equipment(2) for the semiconductor industry. Our manufacturing equipment is used for transistor level, or front-end-of-line (FEOL) manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line (BEOL) processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter (mm) wafers, sub-90 nanometer (nm) design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

        Our customer base is diversified geographically, and includes foundries and logic and memory device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships to build customer loyalty. We have design and manufacturing centers in the United States, Canada and Germany. Our sales and support presence in Asia, which represents the largest share of the world's capacity for semiconductor manufacturing, includes offices in China, Japan, Korea, Singapore and Taiwan.

        Our business is focused on our core technologies in dry strip and RTP. In 2004, we introduced the Aspen III ICPHT Strip system, the Helios RTP system and a low-pressure thermal (LPT) module. In October 2004, we acquired Vortek Industries Ltd, a privately held developer of millisecond flash annealing technology based in Vancouver, Canada. The acquisition expands and strengthens our RTP technology portfolio and supports our long-term growth strategy. As part of our decision to focus on our core technologies, we narrowed our chemical vapor deposition (CVD) efforts to a limited number of strategic customers.

Footnotes:

(1)
"Market Share: Semiconductor Equipment, Etch and Clean, Worldwide, 2003," by Mark Stromberg, Dean Freeman, Klaus Rinnen, Takashi Ogawa, June 8, 2004.

(2)
"Market Share: Semiconductor Equipment, Thermal Processing, Diffusion and Implant, Worldwide, 2003," by Mark Stromberg, Dean Freeman, Klaus Rinnen, Takashi Ogawa, May 25, 2004.

        Mattson Technology (Mattson) was incorporated in California in 1988, reincorporated in Delaware in 1997, and is headquartered in Fremont, California. Our principal executive office is located at 47131 Bayside Parkway, Fremont, CA 94538. Our telephone number is (510) 657-5900. Additional information about Mattson is available on our Website at http://www.mattson.com. The information on our Website is not incorporated herein by reference.

Industry Background

        The manufacture of ICs is a highly complex process with numerous individual processing steps, many of which are performed multiple times before manufacturing is complete and the IC is fully functional. To build an IC, transistors are first created on the surface of the silicon wafer, known as FEOL fabrication, and then the transistors are microscopically wired together by means of the interconnect metal layers, known as BEOL processing. The steps require the wafer to be subjected to a tightly controlled series of chemical, thermal and photolithographic processes, resulting in the formation of millions of transistors per circuit and hundreds of circuits on a single wafer.

        Semiconductor manufacturers face continuing competitive pressures to manufacture increasingly complex ICs, improve their yields per wafer and reduce their manufacturing costs. Advances in semiconductor manufacturing processes focus on methods to enable smaller and smaller transistor sizes and circuit designs. Each new generation of manufacturing process is characterized by the distance between pattern lines in the design of the circuit, measured in nanometers (billionths of a meter). Current generation production processes are at or below the 110 nm technology node, and leading semiconductor manufacturers have pilot process lines based on 65 nm. The trend toward increasing device complexity and shrinking geometries requires new interconnect materials, such as copper conducting materials and low-k dielectric films. At the same time, the semiconductor industry is ramping production on 300 mm wafers. These developments increase manufacturing complexity and create the need for manufacturing equipment with ever more precise process control capability.

The Mattson Strategy

        Today's semiconductor manufacturers demand processes that deliver results with an unprecedented level of precision. We partner with our customers to deliver on these demands. We remain committed to investing in our technologies, customer support infrastructure and operational effectiveness to meet our customers' challenging requirements and build long-term customer loyalty.

        Our strategy for success focuses on three key areas:

    Leverage innovative technologies to extend product leadership

        We plan to maintain our focus on market and technology leadership in the markets we serve and on the delivery of innovative products with superior technology and productivity to bring total cost of ownership advantages to our customers. We are continuously investing in three generations of wafer process technology — improving current generation production tools, qualifying and refining next-generation equipment and developing tools for future-generation processes to deliver better results on the wafer surface. We will continue to collaborate with customers, academia and industry consortia to develop product innovations with process control advantages that allow IC manufacturers to achieve higher productivity at lower cost.

    Collaborate closely with customers to strengthen customer loyalty

        We strive to attain preferred vendor status and build loyalty with our customers by helping to make them more productive while reducing their cost of ownership. Our global sales and support organization focuses on solving specific manufacturing challenges faced by customers, aligning our product development plans with our customers' future technical and production requirements and expanding our presence in regional growth markets.

    Improve operational flexibility and effectiveness

        We continue to streamline our internal operations and adjust our manufacturing resources to create a flexible organization intended to operate profitably through changing industry cycles. Our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics and subsystem design to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in dry strip and RTP products, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require.

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

        As the complexity and number of thin-film layers required for each wafer has increased, the demand for advanced strip equipment has grown. This has led to a need for semiconductor manufacturers to increase their strip capacity and to place greater emphasis on low-damage results and residue-free stripping. The fabrication of ICs with feature sizes of sub-100 nm, and the use of copper and low-k dielectric films, create new challenges for advanced stripping equipment. The resist or residues must be removed from the interconnect layer without degrading the low-k materials, oxidizing any exposed copper or damaging the surface of the wafer.

        Our 200 and 300 mm strip products are built on our high-productivity Aspen platform and feature our patented inductively coupled plasma (ICP) technology. The Aspen platform offers semiconductor manufacturers advantages in process uniformity, productivity and throughput by enabling multiple strip steps in a single chamber. We have over 1,000 Aspen platform-based dry strip systems installed worldwide and are a leader in the dry strip market for both 200 mm and 300 mm systems. Our Aspen ICP Strip system is used in advanced process applications for high-dose implant strip, photoresist, residue removal and surface cleaning, including low-k in oxygen and non-oxygen-based processes.

        Our Aspen III Highlands, an advanced 300 mm resist strip system targeted for new low-k/copper barrier layer removal applications, is currently in use in high-volume 90 nm production applications by IC manufacturers that are transitioning to copper. The Highlands has also been qualified for production and is in development use in 65 nm applications. We are collaborating with customers to expand the Highlands' processing capabilities.

        In 2004, we introduced the Aspen III ICPHT system, which provides a wider process window and a productivity improvement for FEOL and BEOL process applications. Utilizing an enhanced radio frequency (RF) and matching network and a higher capacity heating source, the ICPHT provides increased throughput, process performance and reliability. The ICPHT is now in high-volume production at customer sites around the world.

    Rapid Thermal Processing

        In RTP, semiconductor wafers are rapidly heated under controlled atmospheric conditions to process temperatures of up to 1250 °C, held at this temperature for a defined time and then are rapidly cooled.

Thermal processing can alter and lock in material properties at the wafer surface as well as in the bulk silicon. Typical processes are:

  •
  Rapid thermal oxidation: to grow an oxide layer on the wafer surface

  •
  Rapid thermal annealing: to achieve defined electrical properties in the devices or in the bulk of the wafer

  •
  Rapid thermal silicidation: to optimize the electrical conductive structures on the wafer.

        Historically, diffusion furnaces have been used to heat-treat large batches of wafers. As device features continue to shrink, temperature uniformity and exposure control have become more critical and require process capabilities beyond those diffusion furnaces can provide. Single-wafer RTP inherently enables more precise thermal control, uniformity across the diameter of the wafer and repeatability of results from wafer to wafer.

        Our RTP products feature dual-sided, lamp-based heating technology that provides enhanced control, process uniformity and repeatability for both 200 and 300 mm wafer production. Our product lines include the 2800 and the 2900 for 200 mm applications, the 3000 series (which includes the 3000, the 3000 Plus and the 3000 Steam) for 200 and 300 mm fabrication and the recently released Helios RTP system for 300 mm advanced applications. Introduced in 2004, the Helios provides the advanced thermal control necessary to meet the stringent demands of IC transistor formation while maintaining low cost of ownership for our customers. The Helios is in production at 90 nm, and customers have qualified it for 65 nm processes. We are working with our customers to demonstrate the Helios' capabilities on processes for advanced 45 nm technology applications.

        Our goal is to continue to build products and develop applications aligned to our customers' future technology requirements. In 2004, we broadened and strengthened our RTP product portfolio with the acquisition and integration of Vortek Industries Ltd. In late 2004, we shipped the first beta system of our new micro-flash anneal (MFA) RTP product, which features the patented arc lamp technology acquired through Vortek. This system is designed to reduce the thermal cycle time by a factor of over a hundred. This capability is intended to enable our customers to meet advanced ultra-shallow junction (USJ) anneal process requirements through the 32 nm technology node.

    Plasma-Enhanced Chemical Vapor Deposition

        CVD processes are used to deposit insulating and conducting films on wafers. These films are the basic materials used to form the resistors, capacitors and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between these electrical components.

        As feature sizes continue to decrease, CVD processing equipment must meet increasingly stringent requirements. Particles or defect densities must be minimized and controlled to achieve the desired yields. Film properties, such as stress, must also be improved and more tightly controlled. Compatibility with metallization steps, such as aluminum and copper deposition, is critical. Finally, as process complexity increases with the use of low-k and dual-damascene processing solutions, the number of plasma-enhanced (PE) CVD steps increases significantly, and system productivity becomes even more important.

        We are focused on PECVD applications at the front-end of the fabrication line, and we offer a PECVD process to deposit insulating films. Our products are based on our leading Aspen platform and robotic technology that provide performance and productivity advantages to our customers. PECVD allows the system to process wafers at a relatively low temperature, reducing the risk of device parameter drift during FEOL processing and of damage to metalization layers during BEOL processing. Our Aspen III CVD system has been production-certified at leading fabrication sites for both 200 mm and 300 mm applications. In the last two years, we narrowed our CVD efforts to a limited number of strategic customers as part of our strategic decision to focus on core businesses in strip and RTP.

Customer Support

        One of our primary goals is to build strong and productive partnerships with our customers. We recognize that their success is our success. Our customer support organization leads our company-wide efforts to drive Mattson's customer satisfaction programs to build and strengthen these long-term relationships. Our customer support organization is headquartered in Fremont, California, with additional offices located in China, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the United States. Our global support infrastructure is composed of an extensive network of experienced field service teams with diverse technical backgrounds and process, mechanical and electronics training. After-sales support is an essential part of our customer satisfaction program, and our international customer support teams provide the following services: system installation, on-site repair, telephone support, relocation services and selected post-sales process development applications.

        We offer competitive, comprehensive warranties on all our products. We maintain spare parts depots in most regions and provide regional field and process support. As part of our global support services, we also offer a broad selection of technical training courses from maintenance and service training to basic and advanced applications and operation.

        We are committed to continuously improving our customer support. Over the last three years, we have enhanced our customer service and support programs. We are actively engaged in joint development programs at major customer sites to collaborate on product and process development and increase the level of customer support.

        In 2003, we achieved the International Organization for Standardization (ISO) 9001:2000 global certification for our manufacturing sites and sales and service operations. In 2004, we successfully passed several ISO surveillance and customer audits, demonstrating that our internal processes and procedures continue to meet the high quality standards, including ISO compliance, which our customers demand.

        In 2004, we realigned our support organizations and developed an integrated, cross-business-unit approach to customer service and support implementation to better serve our growing portfolio of global customers. These changes will help strengthen our global support infrastructure to quickly meet our customers' requirements. We work closely with SEMI (a global member association for companies participating in the microelectronics and display industries) to ensure that our programs comply with its major support directives. Our Customer Satisfaction Assurance Program (CSAP) has shown that we have made significant improvements in increasing customer satisfaction, as evidenced by recent successful customer audits and customer satisfaction survey ratings conducted in 2004.

Sales and Marketing

        Our marketing and sales efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force. Our sales personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force resident in our Fremont, California headquarters, we have sales and support offices in China, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the United States. In January 2005, we opened a regional sales office in Israel.

        In 2004, we maintained our distribution relationship with PTS SARL, which supports our direct sales and support organization, Mattson International France SARL, and has expanded our sales representation in France. Similarly, we have established distribution relationships with CSD Ltd. in the United Kingdom, MICL Ltd. in Israel and SemiQuip Inc. in the United States.

        In addition to maintaining our wholly-owned subsidiary in Japan, we have continuing relationships with Canon Sales Company for the distribution of our RTP systems in Japan, and with NOAH Corporation for regional sales activities of our plasma strip products in Japan.

        Our international sales accounted for 87% of our net sales in 2004 and 2003, and 75% in 2002. We anticipate that international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business. Our sales to customers located in China, Japan, Taiwan and other Asian countries accounted for 79% of our net sales in 2004, 71% of our net sales in 2003 and 50% in 2002. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock — We are highly dependent on international sales and face significant economic and regulatory risks."

Customers

        Our customer base is diversified, both geographically and by chip segments. Customers for our products include most of the world's top 20 semiconductor manufacturers and foundries.

        In 2004, two customers accounted for 16% and 12% of our net sales. In 2003, two customers accounted for 19% and 11% of net sales. In 2002, three customers accounted for 11%, 10% and 10% of net sales. Although the composition of the group comprising our largest customers has varied from year to year, our top ten customers accounted for 67% of our net sales in 2004, 50% in 2003, and 56% in 2002. For a discussion of risks associated with changes in our customer base, see "Risk Factors That May Affect Future Results and Market Price of Stock — We depend on large purchases from a few customers, and any cancellation, reduction or delay of purchases by, or failure to collect receivables from, these customers could harm our business."

Backlog

        We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $73.4 million as of December 31, 2004, and $40.3 million as of December 31, 2003. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. During periods of industry downturn, we have experienced cancellations, delays and push-out of orders that were previously booked and included in backlog.

Research, Development and Engineering

        The semiconductor equipment industry is characterized by rapid technological change and product innovation. We develop process and process integration solutions with results at the wafer surface for our customers. The products that we develop and market are the means to allow our customers to implement their advanced process requirements. Only by continuously striving to develop new intellectual property for process and hardware to support new processes can we maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering (RD&E) programs and seek to maintain close relationships with our global customers to remain responsive to their product and processing needs.

        Our key RD&E activities during 2004 involved the successful introduction of new generations of 300 mm Strip and RTP tools. Our newest atmospheric RTP tool, the Helios, features a novel, model-based temperature control system that extends our low-temperature capability to enable advanced silicide formation and provides tighter peak-width control for conventional USJ anneal requirements.

        Through our acquisition of Vortek Industries Ltd in 2004, we added to our RTP portfolio a flash lamp technology that is intended to address annealing for advanced USJ applications down to the 32 nm technology node. We shipped the first beta tool employing this new flash technology to a beta customer in December 2004.

        In 2004, we also began shipment of a LPT process module on an OEM basis to a Japanese customer. Our latest-generation RTP tools extend Mattson's RTP capabilities below the 65 nm node and will help to further improve our tool reliability and productivity, and reduce our customers' cost of ownership.

        We also introduced an enhanced version of our ICP strip capability, the Aspen III ICPHT, that significantly increases strip rate and lowers our customer cost of ownership.

        Other development efforts have led to improved process uniformity for strip applications. We also made significant progress in improving the performance of the processes in our process application suite for strip products.

        Our RD&E efforts have been aided by the continuous expansion of our in-house computer modeling and simulation capabilities. The use of modeling has significantly reduced the time and cost for tool simulation and design.

        We intend to continue to make substantial investments in strategic development and engineering programs to meet our customers' technical and production requirements. Over the next year, we plan to focus our RD&E efforts on both improving existing system capabilities and developing new advanced Strip and RTP technologies for smaller feature sizes, low-k dielectric materials and 300 mm applications.

        We maintain applications development and engineering laboratories in Fremont, California; Vancouver, Canada; and Dornstadt, Germany to address new tool and process development activities and customer-specific requirements. By basing products on existing and accepted product lines in the Strip and RTP markets, we believe that we can focus our development activities on producing new products more quickly and at relatively low cost.

        The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to continue to improve our existing systems and processes and to develop new systems and technologies that parallel and precede the technology roadmaps of our customers more effectively than our competition. In addition, we must adapt our systems and processes to continuously evolving technological changes and to support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies. In addition, these new and improved systems and process technologies may not meet the requirements of the marketplace and achieve market acceptance.

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

        Our research, development and engineering expenses were $23.1 million for the year ended December 31, 2004, $23.0 million for 2003 and $37.4 million for 2002, representing 9.1% of net sales in 2004, 13.2% in 2003 and 17.1% in 2002.

Competition

        The global semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding customer service requirements. Our ability to compete depends upon our ability to continually improve products, processes and services, and our ability to develop new products that meet constantly evolving customer requirements.

        A substantial capital investment is required by semiconductor manufacturers to install and integrate new processing equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies, for a significant period of time, upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult to sell to a customer for a significant period of time in the event that the customer has selected a competitor's product, and it may be difficult to unseat an existing relationship that a potential customer has with a competitor in order to increase sales of products to that customer.

        Each of our product lines competes in markets defined by the particular IC fabrication process it performs. In each of these markets, we have multiple competitors. At present, however, no single competitor competes with us in all of the process areas in which we serve. Competitors in a given technology tend to have different degrees of market presence in the various regional geographic markets. Competition is based on many factors, primarily technological innovation, productivity, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, contamination control, reliability and customer support. We believe that our competitive position in each of our markets is based on the ability of our products and services to address customer requirements related to these competitive factors.

        Our principal competitors in the dry strip market include Axcelis Technologies, Canon, Hitachi Kokusai, Novellus Systems and Shibaura Mechatronics. We believe that we compete favorably on each of the competitive elements in this market and estimate that we are one of the top two providers of dry strip products. The principal competitor for our RTP systems is Applied Materials. Principal competitors for our PECVD systems include Applied Materials, ASM International and Novellus Systems.

Manufacturing

        Our Mattson-owned manufacturing operations consist of procurement, assembly, test, quality assurance and manufacturing engineering. We also utilize an outsourcing strategy for the manufacture of components, major subassemblies and complete systems. In 2004, we continued to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our "cyclically flexible enterprise" (CFE) business model. In addition, we strengthened our corporate infrastructure by successfully implementing SAP. With our new enterprise resource planning (ERP) system in place, our manufacturing efficiency in our core products continues to improve, and we expect to see further progress in 2005. We have Mattson-owned manufacturing capability in Fremont, California and Dornstadt, Germany. Our outsourcing partners have manufacturing facilities in China, Singapore and Taiwan.

        Some of our components are obtained from a sole supplier or a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Our reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is an extremely complex process and can require long lead times, we could experience delays or shortages caused by suppliers. Historically, we have not experienced any significant delays in manufacturing due to an inability to obtain components, and we are not currently aware of any specific problems regarding the availability of components that might significantly delay the manufacturing of our systems in the future. However, any inability to obtain adequate deliveries, or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally, could delay our ability to ship our systems and could have a material adverse effect on us.

        We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our sales demonstrations and research and development. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on our operations.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We hold a number of United States patents and corresponding foreign patents and have a number of patent applications pending covering various aspects of our products and processes. We have also licensed a small number of patents and, where appropriate, we will continue this practice in the future. Where appropriate, we intend to file additional patent applications on inventions resulting from our ongoing research, development and manufacturing activities to strengthen our intellectual property rights.

        Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be sure that we will be able to protect our technology adequately, and our competitors could independently develop similar technology, duplicate our products or design around our patents. To the extent we wish to assert our patent rights, we cannot be sure that any claims of our patents will be sufficiently broad to protect our technology or that our pending patent applications will be approved. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that any rights granted under these patents will provide adequate protection to us or that we will have sufficient resources to protect and enforce our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States.

        As is customary in our industry, from time to time, we receive or make inquiries regarding possible infringement of patents or other intellectual property rights. Although there are no pending claims against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, result in loss or cancellation of customer orders, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements or prevent us from manufacturing and selling our products. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business. Our involvement in any patent or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business.

Employees

        As of December 31, 2004, we had 661 employees. During 2004, our number of employees grew by ten percent while our net revenue in strip and RTP sales grew by more than eighty-five percent. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. Historically, during times of economic expansion, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times, we have experienced difficulty in attracting new personnel, and if needed, we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside Germany is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.

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

Available Information

        We make available free of charge, through our Website, http://www.mattson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, and its Website is http://www.sec.gov. The information on our Website is not incorporated herein by reference.

Item 2.    Properties

        Our principal properties as of December 31, 2004 are set forth below:

Location	Type	Principal Use	Square Footage		Ownership
Fremont, CA	Office, plant and warehouse	Headquarters, Marketing, Manufacturing, Distribution, Research and Engineering	110,000		Leased
Exton, PA	Office, plant and warehouse	100% Subleased	140,000	(1)	Leased
Dornstadt, Germany	Office, plant and warehouse	Manufacturing, Research and Engineering	105,000		Leased
Pliezhausen, Germany	Office, plant and warehouse	100% Subleased through September 2004	140,000	(2)	Leased

(1)
The two properties at Exton, PA are not needed for our operations and are subleased to other parties.

(2)
We subleased the Pliezhausen, Germany property to SCP Global Technologies (SCP), as a result of the divestiture of the Wet Products Division to SCP on March 17, 2003. Under the sublease, SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. We were responsible for the future lease costs of approximately $2.6 million through August 2006, net of recovery efforts and any sublease income. In December 2004, we entered into an agreement with the landlord to terminate the lease and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, our largest stockholder. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. We had fully accrued for the costs related to this lease. See footnotes 3, 14 and 17 to Consolidated Financial Statements.

        In addition to the above properties, we lease an aggregate of approximately 42,000 square feet of office space for sales and customer support offices. In Canada, we lease approximately 18,500 square feet of office, plant and warehouse space for office, manufacturing and research facilities. At December 31, 2004, we had vacated from a leased building of approximately 12,000 square feet located in Fremont, California as a result of consolidation of excess facilities into our current headquarters based in Fremont, California. We agreed with the landlord to terminate the lease of this vacated building by the end of February 2005. In total, we lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support offices in 19 locations throughout the world: six in the United States, six in Europe, two in China and one in each of Canada, Japan, Korea, Singapore and Taiwan. We consider these current facilities suitable and adequate to meet our requirements.

Item 3.    Legal Proceedings

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

        Our involvement in any patent dispute, other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on our business. Adverse determinations in current litigation or any other litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

        The following table and notes sets forth information about our three executive officers:

Name	Age	Title
David L. Dutton	44	Chief Executive Officer, President, and Director
Robert B. MacKnight	55	Chief Operating Officer
Ludger H. Viefhues	62	Chief Financial Officer, Executive Vice President — Finance and Secretary

    David L. Dutton — Chief Executive Officer, President and Director

        David Dutton has served as Mattson's Chief Executive Officer and President since October 2001 and was elected to this position in December 2001. Prior to being elected Chief Executive Officer and President, Mr. Dutton served as the President of the Plasma Products Division. Mr. Dutton joined Mattson in 1994 as General Manager of the Strip/Plasma Etch division. From 1998 to 2000, Mr. Dutton served as Executive Vice President and Chief Operating Officer of Mattson. From 1993 to 1994, Mr. Dutton was Engineering Manager for Thin Films Processing at Maxim Integrated Products, Inc. From 1984 to 1993, Mr. Dutton served as an engineer and then manager in plasma etch processing and yield enhancement at Intel Corp.

    Robert B. MacKnight — Chief Operating Officer

        Robert MacKnight has served as Mattson's Chief Operating Officer since December 2002. Prior to that, Mr. MacKnight served as President of the Thermal/Films/Etch division and Executive Vice President since December 2001. Mr. MacKnight joined Mattson in September 2001 as Executive Vice President of Corporate Development and General Manager of the RTP Product Business Unit. From 1998 to 2001, Mr. MacKnight served at Microbar, Inc., a manufacturer of chemical systems for the semiconductor industry, where he last served as President and Chief Operating Officer. From 1996 to 1998, Mr. MacKnight was Vice President and General Manager of After Market Operations for Cymer, Inc., a supplier of equipment used in semiconductor manufacturing.

    Ludger H. Viefhues — Chief Financial Officer, Executive Vice President-Finance, and Secretary

        Ludger Viefhues joined Mattson as the Chief Financial Officer in December 2000 and also serves as Executive Vice President, Finance and Secretary. From 1999 to 2000, Mr. Viefhues was Chief Financial Officer of STEAG RTP Systems. From 1996 to 1999, Mr. Viefhues was Chief Executive Officer at MEMC Electronic Materials, Inc., a supplier of silicon wafers. Prior to being appointed Chief Executive Officer at MEMC, Mr. Viefhues served as MEMC's Chief Financial Officer. From 1993 to 1996, Mr. Viefhues held the post of Chief Financial Officer at Huels AG in Germany.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

        Our common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol "MTSN". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated.

	High	Low
2004 Quarter
First	$14.82	$10.12
Second	14.38	9.07
Third	12.02	7.05
Fourth	11.59	7.21
2003 Quarter
First	$3.01	$1.53
Second	3.95	1.77
Third	9.95	2.95
Fourth	16.59	8.72

        On March 1, 2005, the last reported sales price of our common stock on the Nasdaq National Market was $10.06 per share. According to records of our transfer agent, we had 243 stockholders of record of our common stock at March 1, 2005.

Dividends

        We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We are also restricted by the terms of our credit facility with our bank from paying future dividends. We intend to retain all future earnings for use in our business.

Public Offering

        On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock in an underwritten public offering priced at $11.50 per share. This resulted in net proceeds to us of approximately $46.4 million. See Note 8.

Item 6.    Selected Financial Data

        The following historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. We derived the selected consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 from our audited consolidated financial statements appearing in this report. We derived the selected consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 from our audited consolidated financial statements, which are not included in this report.

        On October 27, 2004, we completed the acquisition of Vortek Industries Ltd. On January 1, 2001, we completed the acquisitions of the semiconductor equipment division of STEAG Electronic systems AG (the STEAG Semiconductor Division) and CFM Technologies, Inc. (CFM). These acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in our selected financial data. On March 17, 2003, we divested our wet surface preparation products business. During 2001 and 2002, we incurred charges relating to impairment of long-lived assets, inventory valuation charges and restructuring costs. These acquisitions, divesture and charges affect the comparability of our financial data for the periods shown in the following table. These transactions are further discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations, and in Notes 1, 3, 4, and 6 to our Consolidated Financial Statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales(4)	$252,761	$174,302	$218,520	$230,149	$180,630
Cost of sales(3)	141,973	112,783	163,063	224,768	93,123

Gross profit	110,788	61,519	55,457	5,381	87,507

Operating expenses:
Research, development and engineering	23,069	22,988	37,395	61,114	28,540
Selling, general and administrative	57,181	54,292	86,218	110,785	54,508
Acquired in-process research and development	—	—	—	10,100	—
Amortization of goodwill and intangibles(2)	1,429	2,151	6,591	33,457	—
Restructuring and other charges	—	489	17,307	—	—
Impairment of long-lived assets and other charges	—	—	—	150,666	—
Loss on disposition of Wet Business	—	10,257	—	—	—

Total operating expenses(5)	81,679	90,177	147,511	366,122	83,048

Income (loss) from operations	29,109	(28,658)	(92,054)	(360,741)	4,459
Interest and other income (expense), net(4)(5)	1,914	653	(2,364)	5,016	6,228

Income (loss) before income taxes and cumulative effect of change in accounting principle	31,023	(28,005)	(94,418)	(355,725)	10,687
Provision (benefit) for income taxes	(5,502)	350	(147)	(18,990)	1,068

Income (loss) before cumulative effect of change in accounting principle	36,525	(28,355)	(94,271)	(336,735)	9,619
Cumulative effect of change in accounting principle, net of tax benefit(1)	—	—	—	—	(8,080)

Net income (loss)	$36,525	$(28,355)	$(94,271)	$(336,735)	$1,539

Income (loss) per share, before cumulative effect of change in accounting principle:
Basic	$0.74	$(0.63)	$(2.23)	$(9.14)	$0.50
Diluted	$0.72	$(0.63)	$(2.23)	$(9.14)	$0.45
Cumulative effect of change in accounting principle:
Basic	$—	$—	$—	$—	$(0.42)
Diluted	$—	$—	$—	$—	$(0.38)
Net income (loss) per share:
Basic	$0.74	$(0.63)	$(2.23)	$(9.14)	$0.08
Diluted	$0.72	$(0.63)	$(2.23)	$(9.14)	$0.07
Shares used in computing net income (loss) per share:
Basic	49,539	44,997	42,239	36,854	19,300
Diluted	51,073	44,997	42,239	36,854	21,116

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents(6)	$89,653	$56,915	$71,979	$64,057	$33,431
Working capital	130,593	56,914	62,120	74,044	150,234
Total assets	293,427	207,387	312,159	432,705	269,668
Long-term debt, net of current portion	—	—	—	1,001	—
Total stockholders' equity	191,386	83,704	106,105	141,738	186,127

(1)
Upon adoption of SAB 101, we reported a cumulative effect of the change in accounting principle of $8.1 million in the quarter ended March 31, 2000. The cumulative effect of the change in accounting principle included system revenue, cost of sales and certain expenses, including warranty and commission expenses that would be recognized when the conditions for revenue recognition were met.

(2)
Upon adoption of SFAS 142 on January 1, 2002, goodwill is no longer amortized. Only the intangibles continue to be amortized.

(3)
Cost of sales included inventory valuation charges of $14.3 million for 2002, and inventory valuation charges of $26.4 million for 2001, primarily related to inventories for RTP and Omni products that were acquired from the acquisition of the STEAG Semiconductor Division and CFM.

(4)
Net sales for 2002 included a reclassification of the $15 million received from the DNS settlement to net sales from other income (expense), net. See "Reclassifications" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information on this reclassification.

(5)
Total operating expenses for 2003 included a loss on disposition of Wet Business. We had previously reported in 2003 the loss on disposition of Wet Business of $10.3 million after income (loss) from operations. See "Reclassifications" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information on this reclassification.

(6)
Cash equivalents included auction rate securities from 2002 through the third fiscal quarter of 2004. We have reclassified these auction rate securities to short-term investments. The reclassification results in reclassification to short-term investments of $20.2 million and $15.9 million at December 31, 2003 and 2002, respectively. We sold all auction rate securities in November 2004. See "Reclassifications" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information on this reclassification.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data," our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion in this document contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to various factors, including, but not limited to, those set forth under the caption "Risk Factors that May Affect Future Results and Market Price of Stock" and elsewhere in this document.

Overview

        We are a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs). Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 mm wafers, sub-90 nm design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

        Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. Declines in demand for semiconductors and for capital equipment occurred throughout 2001, 2002 and the first half of 2003, creating a period of great challenge and significant change for us. During that period, we incurred significant losses.

        In 2002 and the first quarter of 2003, we took restructuring actions to refocus our business on our core technologies in dry strip (Strip) and rapid thermal processing (RTP) and to reduce our cost structure. As part of this restructuring effort, we divested a significant line of business, our wet surface preparation products (Wet Business), in March of 2003. As a result of our restructurings in 2003 and 2002, our revenue sources and our cost structure have significantly changed. This affects the comparability of our reported financial information for the annual periods discussed in this report, and it causes our historical information not to be a good indicator or predictor of results for future periods.

        As a result of our restructurings and divestitures, we reduced our cost structure and reduced our rate of losses throughout the first three quarters of 2003. We achieved a small profit from operations for the fourth quarter of 2003.

        During 2004, we continued to focus on our core technologies in Strip and RTP products. We increased our revenues by 45.0% to $252.8 million from $174.3 million in 2003. As a result of our continued efforts to control our operating costs in 2004, our research, development and engineering expenses and selling, general and administrative expenses in total increased by 3.9% to $80.3 million, compared with $77.3 million in 2003. Overall, we had a year of stable growth in 2004 and reported increases in net income for each of the four quarters.

        During the first quarter of 2004, we successfully completed an underwritten public offering of approximately 4.3 million shares of common stock, with net proceeds of approximately $46.4 million. In the fourth quarter of 2004, we acquired Vortek Industries Ltd, a privately held developer of millisecond flash annealing technology based in Vancouver, Canada for a total consideration of $18.9 million, consisting of approximately 1.5 million shares of our common stock valued at $16.7 million and approximately $2.2 million in cash for acquisition-related expenses. We had $89.7 million of cash and cash equivalents and no long-term debt at December 31, 2004. With the recent improvements in our operating results and the infusion of additional cash on our balance sheet, we believe we are in a healthy position in terms of liquidity and capital resources.

        In 2004, we continued to streamline our internal operations and adjust our manufacturing resources with the goal of creating a more flexible organization that can operate profitably through changing industry cycles. Our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics and subsystem design to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in Strip and RTP, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

        The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near-term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited.

        Going forward, the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment and our ability to (a) develop and bring to market new products that address our customers' needs, (b) grow customer loyalty through collaboration with and support of our customers and (c) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles.

        After this overview, we will provide discussion of the following topics to help understand our financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements:

  1.
  Summary of our critical accounting policies

  2.
  Discussion of:

  •
  results of operations

  •
  liquidity and capital resources

  •
  acquisition and divestures

  •
  capital finance transactions

Reclassifications

        Certain prior period amounts have been reclassified. These reclassifications do not affect our net income or loss, cash flows or stockholders' equity.

        Loss on disposition of Wet Business in 2003.    We had previously reported in 2003 a loss on disposition of Wet Business of $10.3 million after income (loss) from operations. We have reclassified this loss to be included as part of income (loss) from operations for 2003. See Note 3 to Consolidated Financial Statements.

        DNS Settlement Income in 2002.    We had previously reported in 2002 the receipt of $15 million related to the DNS litigation settlement as other income (expense), net. We have reclassified this to net sales for 2002. The reclassification of this amount increases our reported net sales for 2002 to $218.5 million. See Note 9 to Consolidated Financial Statements.

        Auction Rate Securities from 2002 Through the Third Fiscal Quarter of 2004.    We have reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

        Based upon our re-evaluation of these securities, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying consolidated balance sheets. The reclassification results in reclassification to short-term investments of $20.2 million and $15.9 million at December 31, 2003 and 2002, respectively. We sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets and income taxes as critical to our business operations and an understanding of our results of operations. See Note 1 of Notes to Consolidated Financial Statements for a summary of our significant accounting policies.

        Revenue Recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

        In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

        Warranty.    The warranty we offer on system sales generally ranges from 12 months to 36 months, depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sales when the revenue is recognized for the sale of the equipment or parts. Our warranty obligations require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty costs that we have had in the past.

        Inventories.    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until the point of title transfer to the customer. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from the consolidated financial statements.

        Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. Although we attempt to accurately forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventories and reported operating results.

        Goodwill and Other Intangible Assets.    We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review goodwill annually in accordance with SFAS No. 142, "Goodwill and Other Intangibles." Goodwill and intangible assets, such as purchased technology, are generally recorded in connection with business acquisitions. The value assigned to goodwill and intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. A severe decline in market conditions could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

        We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2004 which triggered an impairment review. During the fourth quarter of 2004, we completed our (first-step) annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment, thus the second step was not necessary.

        Impairment of Long-Lived Assets.    Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review our long-lived assets, including property and equipment, intangibles and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

        During the years ended December 31, 2004 and 2003, we did not record any impairment charge. During the year ended December 31, 2002, we recorded an aggregate impairment loss of $11.6 million for property and equipment, intangible assets and other long-lived assets because the carrying amounts of such assets exceeded the estimated future cash flows from the use of such assets.

        Income Taxes.    We recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2004. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance, which would increase income in the period of adjustment.

Results of Operations

        The following table sets forth our consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Year Ended December 31,
	2004	2003	2002(2)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.2	64.7	74.6

Gross profit margin	43.8	35.3	25.4

Operating expenses:
Research, development and engineering	9.1	13.2	17.1
Selling, general and administrative	22.6	31.1	39.5
Amortization of intangibles	0.6	1.2	3.0
Restructuring and other charges	—	0.3	7.9
Loss on disposition of Wet Business(1)	—	5.9	—

Income (loss) from operations(1)	11.5	(16.4)	(42.1)
Interest and other income (expense), net	0.8	0.3	(1.1)

Income (loss) before income taxes	12.3	(16.1)	(43.2)
Provision (benefit) for income taxes	(2.2)	0.2	(0.1)

Net income (loss) before cumulative effect of change	14.5%	(16.3)%	(43.1)%

(1)
Income (loss) from operations has been changed as a result of the reclassification of the $10.3 million loss on disposition of Wet Business for 2003. (See "Reclassifications" in Note 1 to Consolidated Financial Statements).

(2)
Percentages of net sales for 2002 have changed as a result of the reclassification of $15 million in litigation settlement payments received from DNS to be part of our net sales. (See "Reclassifications" in Note 1 to Consolidated Financial Statements).

    Net Sales

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Net Sales	$252,761	$174,302	$218,520
Change from prior year	$78,459	$(44,218)

        The increase in net sales in 2004 compared with 2003 was primarily due to an increase in Strip and RTP system and spare parts sales of $111.0 million, or 86%, partially offset by the decrease in Wet product sales of $33.6 million as a result of our divesture of the Wet Business in 2003. Of the $111.0 million increase, $101.6 million resulted from higher Strip and RTP system sales for 2004 compared with 2003. In 2004, over 70% of our business was for 300 mm products. In 2004, we received business from leading chipmakers in all regions we serve — China, Europe, Japan, Korea, Singapore, Taiwan and the United States. Our net sales for 2004 included royalty income of $12.9 million, compared with $12.0 million for 2003.

        The decrease in net sales in 2003 compared with 2002 was primarily due to the divestiture of the Wet Business on March 17, 2003. Net sales of Wet Business products were $33.6 million in 2003, a decrease of $43.9 million from net sales of $77.5 million in 2002. Net sales of Strip and RTP products for 2003 were $128.7 million, an increase of 7.5% from $119.7 million in 2002. The increase in 2003 net sales of Strip and RTP products was primarily due to increased units sold. Net sales for 2003 and 2002 included $12.0 million and $21.3 million of revenue from DNS royalties, respectively. See "Reclassifications" in Note 1 to Consolidated Financial Statements.

        Our deferred revenue at December 31, 2004 was approximately $30.3 million, a decrease of $8.4 million from $38.7 million at December 31, 2003. The $30.3 million in deferred revenue consisted of $9.5 million of deferred revenue related to installation services awaiting completion for sales of established products, $9.6 million of deferred revenue related to recently introduced or beta products shipped and awaiting customer acceptance and $11.2 million in advanced payments related to DNS royalties. The decline in deferred revenue in 2004 compared with 2003 was primarily a result of $6.5 million in DNS royalty payments recognized during 2004 and a net $2.5 million decrease in deferred revenue related to newly introduced products, as we began to receive customer acceptances related to our Helios product. Our deferred revenue at December 31, 2003 was $38.7 million, a decrease of $70.0 million from $108.7 million at December 31, 2002, reflecting our divestiture of the Wet Business early in 2003. The $38.7 million in deferred revenue at the end of 2003 consisted of $8.9 million of deferred revenue related to installation services awaiting completion for sales of established products, $12.1 million of deferred revenue related to tools shipped and awaiting customer acceptance and $17.7 million in advanced payments related to DNS royalties.

        International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including China, Korea, Singapore and Taiwan accounted for 87% of total net sales for both 2004 and 2003, and 75% of total net sales for 2002. We anticipate that international sales will continue to account for a significant portion of our sales.

    Gross Profit and Gross Profit Margin

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Gross Profit	$110,788	$61,519	$55,457
Change from prior year	$49,269	$6,062

        The increase in gross profit for 2004 compared with 2003 was primarily due to increased system sales, in particular from our higher-margin products, including our next-generation 300 mm RTP system, the Helios. In accordance with our revenue recognition policy as it pertains to new products, we recognized no revenues related to shipments of our Helios products made in 2003. Helios related sales were reported as deferred revenue in the consolidated balance sheet at December 31, 2003. Gross profit reported for Helios sales recognized in 2004 amounted to approximately $20.0 million. Improved direct labor and overhead absorption for 2004 compared with 2003 resulted in an increase in gross margin of $10.4 million. Additionally, in 2004 the Company benefited from improved reliability of installed systems, and accordingly was able to carry lower reserves for retrofitting costs, thereby increasing gross profit by $3.0 million. Our net sales for 2004 included royalty income of $12.9 million received from DNS, compared with $12.0 million for 2003 and $21.3 million for 2002. See "Reclassifications" in Note 1 to Consolidated Financial Statements. The royalty income carries no associated cost of sales.

        Gross profit for 2003 improved compared with 2002, primarily due to improvements in our inventory management. We recorded inventory valuation charges of $1.6 million for 2003, an 88.8% decrease from 2002 charges of $14.3 million. Due to the reclassification of $15 million in settlement payments from DNS as net sales for 2002 (See "Reclassifications" in Note 1 to Consolidated Financial Statements), our gross profit for 2002 improved to $55.5 million, compared with $40.5 million reported in our previous reports.

	Year Ended December 31,
	2004	2003	2002
	(percentages)
Gross Profit Margin	43.8%	35.3%	25.4%

        The improved gross profit margin for 2004 compared with 2003 was primarily due to increased sales of higher-margin products, particularly our Helios RTP system. The improved gross profit margin for 2003 compared with 2002 was primarily due to improved facility utilization and other efficiencies gained from the divestiture of the Wet business, and a greater proportion of Strip and RTP product sales, as well as spare parts and service revenues, with relatively higher margins. Gross profit margin in both 2004 and 2003 was also favorably impacted by improvements in our inventory management. We had no inventory valuation charge in 2004, compared with inventory valuation charges of $1.6 million for 2003 and $14.3 million for 2002.

        In addition, due to the reclassification of $15 million in litigation settlement payments to net sales for 2002 (See "Reclassifications" in Note 1 to Consolidated Financial Statements), our gross profit margin for 2002 improved to 25.4% from 19.9% reported in our previous reports.

        Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. In 2004, we continued to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our "cyclically flexible enterprise" business model, which is designed to enable us to expand and contract our manufacturing capacity to meet market conditions. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale and overhead absorption levels.

    Research, Development and Engineering

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Research, Development and Engineering	$23,069	$22,988	$37,395
Percentage of net sales	9.1%	13.2%	17.1%
Change from prior year	$81	$(14,407)

        Research, development and engineering (RD&E) expenses consist primarily of salary and benefits for our RD&E staff as well as contractors' fees and other costs associated with the enhancements of existing products and development of new products. The increase in RD&E expense in 2004 compared with 2003 was primarily due to higher employee-related costs as a result of increased headcount of our RD&E function. As a percentage of net sales, our RD&E expenses decreased in 2004 compared with 2003 because of increased net sales.

        The decrease in RD&E expenses in 2003 compared with 2002 was primarily due to a reduction in depreciation and amortization expense by $7.3 million resulting from the divestiture of our Wet Business in March 2003, a $2.2 million credit for cost sharing with an alliance partner in connection with an RD&E project and a reduction in personnel and associated costs by $1.6 million.

    Selling, General and Administrative

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Selling, general and administrative	$57,181	$54,292	$86,218
Percentage of net sales	22.6%	31.1%	39.5%
Change from prior year	$2,889	$(31,926)

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, outside service costs, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, headquarters and general office facilities costs, as well as legal and accounting expenses. The increase in selling, general and administrative (SG&A) expenses in 2004 compared with 2003 was primarily the result of additional variable expenses that come with a higher level of business activity, primarily related to an increase in outside service charges of $0.9 million as a result of increased outsourcing. In 2004, we continued to streamline our internal operations and adjust our resources through outsourcing in an effort to create a more flexible organization that can operate profitably through changing industry cycles. As a percentage of net sales, our SG&A expenses decreased in 2004 compared to 2003 because we achieved higher net sales while better controlling our SG&A expenses in 2004.

        The decrease in SG&A expenses in 2003 compared with 2002 was primarily due to the divestiture of our Wet Business in March 2003, other restructuring and cost control measures which included a reduction in personnel and related costs by $19.0 million, reduction in rent expenses for buildings by $3.4 million, reduction in outside professional services by $6.9 million, reduction in depreciation expense by $2.9 million, reduction in sales commissions by $1.6 million, and reduction in travel expenses by $2.1 million.

    Amortization of Intangibles

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Amortization of intangibles	$1,429	$2,151	$6,591
Percentage of net sales	0.6%	1.2%	3.0%
Change from prior year	$(722)	$(4,440)

        Upon adoption of SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002, we no longer amortize goodwill. Amortization expenses decreased in 2004 compared with 2003 primarily due to a reduction in intangibles resulting from the divesture of our Wet Business in 2003. In 2005, higher amortization expense is expected due to the amortization of intangible assets resulting from our acquisition of Vortek Industries Ltd. We estimate our amortization expense to be $2.0 million for 2005.

    Restructuring and Other Charges

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Restructuring and other charges	$—	$489	$17,307
Percentage of net sales	—	0.3%	7.9%
Change from prior year	$(489)	$(16,818)

        During 2004, we made cash payments of $115,000 in connection with our 2002 severance accrual. During 2004, we made total cash payments of $161,000 in connection with our building facilities related to our 2002 restructuring plan, and released $450,000 in unused facility-related reserve balances to the consolidated statement of operations, resulting in a remaining reserve of $564,000 for consolidation of excess facilities. In connection with our consolidation of excess facilities into our current headquarters based in Fremont, California in 2004, we accrued for lease termination costs of $450,000 in December 2004. As a result, we had no restructuring charges recorded for 2004 and had $1,014,000 in facilities-related restructuring accruals as of December 31, 2004. See Note 6 to Consolidated Financial Statements.

        The decrease in restructuring and other charges for 2003 compared with 2002 was primarily due to insignificant new restructuring activities during 2003. We recorded restructuring and other charges of $489,000 in 2003, including $381,000 for workforce reductions in Fremont and Germany and $108,000 for consolidation of excess facilities in California. In connection with the workforce reductions, we terminated 104 employees. Our other restructuring activities during 2003 were mainly limited to the further completion of the restructuring plan initiated in 2002. In the last two quarters of 2002, in response to the downturn in the semiconductor industry, we performed assessments of the carrying values of our long-lived assets to be held and used, including property and equipment and other intangible assets. As a result of these assessments, we recorded a charge of $11.6 million to reduce the carrying value of property and equipment, intangible assets and other long-term assets. The charge of $11.6 million included $6.5 million for impaired and abandoned property and equipment, $4.4 million for the write-off of intangible assets for developed technology, and $0.7 million for impairment of other long- lived assets. Additionally, we recorded restructuring charges related to our workforce reduction and consolidation of excess facilities in the amount of $3.4 million and $2.3 million, respectively. See Note 6 to Consolidated Financial Statements.

        We anticipated that the restructuring actions implemented in 2002 would result in an annual savings of depreciation and amortization expenses of $3.9 million through 2005, estimated savings on employee costs of $2.3 million and rent expense for leased facilities of $1.3 million.

    Interest and Other Income (Expense), Net

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Interest expense	$81	$122	$1,660
Percentage of net sales	—	0.1%	0.8%
Change from prior year	$(41)	$(1,538)
Interest income	$1,242	$1,207	$2,380
Percentage of net sales	0.5%	0.7%	1.1%
Change from prior year	$35	$(1,173)
Other income (expense), net	$753	$(432)	$(3,084)
Percentage of net sales	0.3%	(0.2%)	(1.4%)
Change from prior year	$1,185	$2,652

        Interest income remained flat in 2004 compared with 2003, despite higher cash and cash equivalent balances, primarily due to lower average interest rates. Interest income decreased in 2003 compared with 2002, primarily due to lower cash and cash equivalent balances and lower average interest rates. Interest expense for 2004 and 2003 remained minimal. Interest expense of $1.7 million during 2002 was primarily related to interest on our notes payable to STEAG Electronic Systems (SES). The increase in other income (expense), net in 2004 compared with 2003 was primarily due to gains on forward foreign exchange contracts. We had reported in 2002 an amount of $15 million related to the DNS settlement to other income (expense), net. This amount related to damages and partial reimbursements of attorney fees. We reclassified this amount to net sales for 2002. See Note 9 to Consolidated Financial Statements. The decrease in other expense in 2003 compared with 2002 was primarily due to a decrease in foreign exchange losses, which was $2.0 million in 2002.

    Provision for Income Taxes

        We recorded a tax benefit of $5.5 million for the year ended December 31, 2004, compared with a tax expense of approximately $0.4 million for the year ended December 31, 2003, and a tax benefit of $0.1 million for the year ended December 31, 2002. The tax benefit in 2004 was primarily due to a tax benefit of $4.5 million resulting from reduced foreign income tax liabilities, and a onetime tax benefit of $1.0 million related to a refund of taxes that had been previously withheld and expensed at the time of our DNS settlement in the third quarter of 2002, which were partially offset by tax expenses related to foreign operations. The tax expense in 2003 primarily consisted of tax expense related to foreign operations. The tax benefit in 2002 primarily resulted from amortization of identifiable intangibles acquired in 2001 and the receipt of a federal tax refund, which were partially offset by tax expenses related to foreign operations.

Quarterly Results of Operations

        The following tables set forth our unaudited consolidated statements of operations data for each of the eight quarterly periods ended December 31, 2004. This information should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this annual report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented.

	Quarter Ended
	Mar. 28, 2004	Jun. 27, 2004	Sep. 26, 2004	Dec. 31, 2004
	(unaudited, in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$53,125	$60,151	$68,038	$71,447
Cost of sales	30,717	34,148	37,247	39,861

Gross profit	22,408	26,003	30,791	31,586

Operating expenses:
Research, development and engineering	4,896	5,458	5,616	7,099
Selling, general and administrative	12,947	13,396	14,956	15,882
Amortization of intangibles	328	329	328	444

Total operating expenses	18,171	19,183	20,900	23,425

Income from operations	4,237	6,820	9,891	8,161
Interest and other income (expense), net	(654)	579	307	1,682

Income before income taxes	3,583	7,399	10,198	9,843
Provision (benefit) for income taxes	269	38	1	(5,810)

Net income	$3,314	$7,361	$10,197	$15,653

Net income per share:
Basic	$0.07	$0.15	$0.20	$0.31
Diluted	$0.07	$0.14	$0.20	$0.30
Shares used in computing income per share:
Basic	47,463	49,817	49,922	50,817
Diluted	49,275	51,441	51,051	52,295

	Quarter Ended
	Mar. 30, 2003	Jun. 29, 2003	Sep. 28, 2003	Dec. 31, 2003
	(unaudited, in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales	$67,758	$30,535	$32,633	$43,376
Cost of sales	49,167	18,442	19,886	25,288

Gross profit	18,591	12,093	12,747	18,088

Operating expenses:
Research, development and engineering	7,550	6,683	4,483	4,272
Selling, general and administrative	16,873	12,798	12,638	11,983
Amortization of intangibles	1,167	328	328	328
Restructuring and other charges	—	—	489	—
Loss on disposition of Wet Business(1)	10,257	—	—	—

Total operating expenses	35,847	19,809	17,938	16,583

Income (loss) from operations	(17,256)	(7,716)	(5,191)	1,505
Interest and other income (expense), net	1,203	(1,605)	1,267	(212)

Income (loss) before income taxes	(16,053)	(9,321)	(3,924)	1,293
Provision (benefit) for income taxes	(62)	225	(21)	208

Net income (loss)	$(15,991)	$(9,546)	$(3,903)	$1,085

Net income (loss) per share:
Basic	$(0.36)	$(0.21)	$(0.09)	$0.02
Diluted	$(0.36)	$(0.21)	$(0.09)	$0.02
Shares used in computing income (loss) per share:
Basic	44,859	44,897	44,975	45,245
Diluted	44,859	44,897	44,975	47,249

(1)
We divested our Wet Business in the first quarter of 2003 and recorded a loss on disposition of $10.3 million. See Note 3 to Consolidated Financial Statements. We have reclassified the loss on disposition of Wet Business to operating expenses. See "Reclassifications" in Note 1 to Consolidated Financial Statements.

Liquidity and Capital Resources

        Our cash and cash equivalents (excluding restricted cash) and short-term investments were $92.1 million at December 31, 2004, an increase of $15.0 million from $77.1 million held as of December 31, 2003. Stockholders' equity at December 31, 2004 was $191.4 million.

    Credit Arrangements

        We have a $20 million revolving line of credit with a bank. In 2004, the terms of this line of credit were amended, giving us the right to increase the line of credit to $25 million at our option, and extending the line of credit through April 2005. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance and a domestic minimum cash balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At December 31, 2004, we were in compliance with the covenants and there was no borrowing under this credit line.

        Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.8 million at December 31, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of December 31, 2004. The facility will continue indefinitely unless either party notifies the other party to terminate the facility. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At December 31, 2004, the Japanese subsidiary had approximately $40,000 of off-balance-sheet recourse liability related to a commercial bill discounted under this credit facility.

        On March 30, 2004 our Japanese subsidiary entered into an overdraft facility with a Japanese bank in the amount of 100 million Yen (approximately $1.0 million at December 31, 2004). The facility is not collateralized and is subject to variable interest rates. The facility will expire on March 30, 2005. There are no financial covenant requirements for this credit facility. At December 31, 2004, there was no borrowing under this credit facility

    Off-Balance Sheet Arrangements

        As of December 31, 2004, we do not have any "off-balance sheet" arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

    Contractual Obligations

        Under U.S. Generally Accepted Accounting Principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

        In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. We had fully accrued for the costs related to this lease. See Notes 3, 14 and 17 to Consolidated Financial Statements.

        Our contractual commitments as of December 31, 2004 are summarized in the following table:

		Vendor Commitments
	Operating Lease Payments					Sublease Income
		Subcontractor	Inventory	Other	Total
	(in thousands)
2005	$3,597	$7,670	$3,343	$2,286	$13,299	$2,149
2006	3,102	—	—	1,097	1,097	2,018
2007	2,852	—	—	515	515	1,369
2008	2,417	—	—	257	257	—
2009	2,651	—	—	—	—	—
Thereafter	16,127	—	—	—	—	—

	$30,746	$7,670	$3,343	$4,155	$15,168	$5,536

        In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.7 million at December 31, 2004), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.7 million at December 31, 2004) less any royalties paid by Vortek or us to the Minister.

    Other Commitments and Legal Settlement

        On July 2, 2002, we timely retired two obligations, of $26.9 million and 10.2 million Euros, including accrued interest thereon, and made payments in full to STEAG Electronic Systems AG in the total amount of approximately $37.7 million.

        On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

        As of December 31, 2004, DNS has made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS to us through December 31, 2004, $4.6 million was subjected to Japanese withholding tax. In December 2004, we received $3.1 million withholding tax refund from the Japanese tax authority in respect of DNS's payments to the Company.

        We are scheduled to receive minimum annual royalty payments of $6.0 million in 2005, 2006 and 2007, totaling $18.0 million.

    Liquidity and Capital Resources Outlook

        As of December 31, 2004, we had cash and cash equivalents (excluding restricted cash) and short-term investments of $92.1 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

    Cash Flows from Operating Activities

        Net cash used in operations in 2004 of $17.0 million was primarily due to an increase in accounts receivable of $25.2 million, an increase in inventories of $14.6 million, primarily due to reduction in inventory reserves of $8.2 million as a result of improvement in inventory control and disposal of obsolete inventories and increases of inventories of purchased parts and raw materials of $7.6 million; a decrease in accrued liabilities of $19.5 million, largely due to reduction in tool-related/retrofit accruals; and a decrease in deferred revenue of $8.4 million due to recognition of DNS royalty income, partially offset by net income of $36.5 million, a decrease in advanced billings of $3.9 million and depreciation and amortization charges of $7.1 million.

        Net cash used in operations in 2003 of $16.4 million was primarily due to net losses of $28.4 million, a decrease in deferred revenue of $22.1 million due to our concerted effort during 2003 to address situations where customers had been slow to provide sign-off, some of the shipments were a year old or more, and a decrease in accrued liabilities of $13.0 million, offset by the decreases in inventories and inventories — delivered systems of $11.5 million, primarily due to the divesture of our Wet Business, a loss on disposition of the Wet business of $10.3 million, increases in accounts payable of $6.9 million, an increase in other assets of $6.0 million, a loss on disposal of fixed assets of $2.7 million, and the non-cash depreciation and amortization of $8.0 million.

        Net cash used in operations in 2002 of $10.9 million was primarily due to the net loss of $94.3 million, a decrease in deferred revenue of $43.9 million, and a decrease in accrued liabilities of $8.1 million. These uses of cash were offset by the decreases in inventories and inventories — delivered systems of $41.2 million, decreases in accounts receivable and advance billings of $49.1 million, a decrease in prepaid expenses and other current assets of $2.6 million, a non-cash impairment of long-lived assets and other charges of $11.6 million, inventory valuation charges of $14.3 million and the non-cash depreciation and amortization of $17.2 million.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments

    Cash Flows from Investing Activities

        Net cash used in investing activities of $2.9 million in 2004 was primarily due to purchases of available-for-sale investments of $26.2 million, capital spending for the build-out of our manufacturing operations as a result of consolidation of manufacturing facilities in Fremont, California, loans to Vortek prior to acquisition of $2.6 million, and net cash of $2.2 million paid in connection with the Vortek acquisition, partially offset by proceeds from sales and maturities of available-for-sale investments of $43.9 million.

        Net cash used in investing activities of $10.3 million in 2003 consisted of purchases of property and equipment of $8.0 million, purchases of available-for-sale investments of $35.7 million, partially offset by proceeds from sales and maturities of available-for-sale investments of $31.4 million, and proceeds from the disposition of the Wet Business of $2.0 million. The purchases of property and equipment were primarily related to implementation of a new enterprise resource planning system.

        Net cash used in investing activities in 2002 of $10.9 million consisted of purchases of available-for-sale investments of $31.3 million, and purchases of property and equipment of $4.6 million, partially offset by proceeds from sales and maturities of available-for-sale investments of $21.2 million and proceeds from the sale of equipment of $3.7 million.

    Cash Flows from Financing Activities

        Net cash provided by financing activities of $47.8 million in 2004 consisted primarily of the net proceeds of $46.4 million from an underwritten public offering of approximately 4.3 million newly issued shares of common stock priced at $11.50 per share issued in February 2004. We used the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments.

        Net cash provided by financing activities of $4.2 million in 2003 consisted of $3.6 million in proceeds from stock plans and a decrease in restricted cash of $0.6 million. The decrease in restricted cash resulted from pledge deposits that were no longer required for leases in Germany.

        Net cash provided by financing activities of $20.2 million in 2002 was primarily due to a decrease in restricted cash of $26.2 million, and the net proceeds from the issuance of common stock of $34.9 million under a private placement arrangement in April 2002, offset by the payment on notes payable of $38.8 million, and payment on a line of credit of $5.3 million.

New Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our third quarter of fiscal 2005. We are currently assessing the effects of adopting SFAS 123R, which could have a material impact on our consolidated financial position, results of operations and cash flows.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the effects of adopting this Statement.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We believe that the adoption of SFAS 153 will not have a significant effect on our financial statements.

        In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" (EITF 03-13). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. We believe that the adoption of EITF 03-13 will not have a significant effect on our financial statements.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We believe that the adoption of SFAS 109-2 will not have a significant effect on our financial statements.

Acquisitions and Divestitures

    Acquisition of Vortek Industries Ltd.

        On October 27, 2004, we acquired certain outstanding debt and equity ownership interests in Vortek Industries Ltd. (Vortek), a privately held corporation amalgamated under the laws of British Columbia for a total purchase price of $18.9 million. Vortek is based in Vancouver, Canada. The purchase price consisted of approximately 1.5 million shares of Mattson common stock valued at approximately $16.7 million, and approximately $2.2 million in cash for acquisition-related expenses. Prior to the closing date of the Vortek acquisition (October 27, 2004), Mattson provided loans to Vortek aggregating $2.6 million. These loans still existed at December 31, 2004 and were eliminated in consolidation. As a result of the transaction, Vortek became our wholly-owned subsidiary. Vortek is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers used in the manufacture of semiconductors. Of the shares of common stock we issued in the Vortek transaction, 290,561 (the Escrow Shares) are being held subject to an escrow agreement. The Escrow Shares are subject to forfeiture in the event of valid indemnification claims within a period of 12 months from October 27, 2004. In connection with the Vortek acquisition, we entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, pursuant to which we agreed to register the shares issued in the Vortek acquisition, other than the Escrow Shares, under the Securities Act of 1933, for resale by the recipients subject to certain restrictions on the transfer of such shares.

        This acquisition was consummated principally to expand and strengthen our RTP technology portfolio and support our long-term growth strategy. The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of acquisition based on management estimates and relative fair value assessments. The results of operations of Vortek have been included in our consolidated financial statements subsequent to the acquisition date.

        Our preliminary allocation of the purchase price is summarized as follows:

Purchase Price Allocation
(in thousands)
Goodwill	$16,212
Existing technology (estimated useful life of 17 years)	11,700
Current assets	1,435
Property, plant and equipment	847
Liabilities assumed	(6,808)
Deferred tax liability on intangibles	(4,446)

Total purchase price	$18,940

        In addition, we acquired CAD11.0 million (approximately $9.1 million at December 31, 2004) of deferred tax asset in connection with the acquisition of Vortek. If realized, the amount will be first used to reduce the amount of goodwill recorded at the date of acquisition before reducing the tax provision.

    Divesture of Wet Business

        On March 17, 2003, we sold the portion of our business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). We had originally acquired the Wet Business on January 1, 2001, as part of our merger with the semiconductor division of STEAG Electronic Systems AG (STEAG) and CFM Technologies, Inc. (CFM). As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. (Mattson IP), a subsidiary that owned various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned our principal Wet Business operations. We retained rights to all the cash from the Wet Business entities, and all rights to payments under the settlement and license agreements with Dainippon Screen Manufacturing Co., Ltd. (DNS). See Note 9. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for our former wet product lines worldwide.

        SCP paid us the initial purchase price of $2.0 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5.0 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. There had been no earn-out received through the period ended December 31, 2004.

        Under the terms of the disposition, we remained responsible after the closing for negotiating with the workers' council and funding a significant reduction in force for the Wet Business operations in Germany; agreed to provide transitional support of information services, spare parts logistics and certain other functions in support of the Wet Business for an extended period; retained certain real property leases relating to transferred facilities in Germany, subject to a sublease to SCP; agreed to reimburse specified legal fees to the extent incurred by SCP in pursuit of existing Wet Business litigation; and remained responsible for resolving or funding resolution of specified customer responsibilities. We received the right to earn out payments, as described above, and retained the right to payments under the DNS settlement. As a result of the significant continuing involvement by us subsequent to the disposition, the transaction was accounted for as a sale of assets and liabilities.

        On December 5, 2003, we signed a Second Amendment to Stock and Asset Purchase Agreement for Wet Products Division (the Second Amendment) with SCP. Under the terms of the Second Amendment, we paid $4.4 million to SCP in satisfaction of all further liabilities relating to (i) working capital adjustments, (ii) pension obligations, (iii) reductions in force in Germany (iv) reimbursement of legal fees, and (v) reimbursement of amounts necessary to cover specified customer responsibilities.

        During 2003, as part of the loss on disposition of the Wet Business, we recorded accruals of approximately $11.9 million to cover the future obligations relating to this transaction. We paid $11.5 million relating to reductions in force, working capital adjustment, investment banker's fees, legal fees, and accounting and other professional fees, which were charged against accruals established at the closing of the sale. Pursuant to the Second Amendment on December 5, 2003, we had no further obligation to SCP relating to the sale of the Wet Business.

        In connection with the disposition of the Wet Business, we retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. We became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, our largest stockholder. As a result, we were released from any further legal commitments under the lease with effect from January 1, 2005. We had fully accrued for the costs related to this lease. See Notes 3, 14 and 17 to Consolidated Financial Statements.

Capital Finance Transactions and DNS Settlement

        On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock in an underwritten public offering priced at $11.50 per share. This resulted in net proceeds to us of approximately $46.4 million. In the same offering, STEAG Electronic Systems AG (SES) sold approximately 4.3 million outstanding shares. Following this public offering, SES remains our largest stockholder, holding approximately 9.1 million shares, or approximately 17.6 percent, of the 51.9 million shares of our common stock outstanding as of December 31, 2004.

        On April 30, 2002, we issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to SES upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million.

        On June 24, 2002, we settled a patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. (DNS). As part of the settlement, DNS agreed to pay us, at minimum, $75 million, relating to past damages, partial reimbursement of attorney's fees and costs and royalties, payable in varying amounts at varying dates through April 1, 2007, in return for our granting DNS a worldwide license under the previously infringed patents. Depending on the volume of future product sales by DNS, we could receive up to an additional $30 million in royalty payments. We determined, based on relative fair values, how much of the aggregate payments due to us are attributable to past damages and how much are attributable to future royalties on DNS sales of wet processing products. Based on our analysis, we allocated $15.0 million to past damages, which we recorded as net sales during 2002, and we allocated $60 million to royalty income, which is being recognized in our income statements on a straight-line basis over the license term. See Note 9 to Consolidated Financial Statements.

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

        The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether as the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. If existing fabrication facilities are not expanded and new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced revenues and backlog, delays in revenue recognition and excess inventory. Increased price competition may result, causing pressure on our gross margin and net income.

        We are currently experiencing a downturn in orders and cannot predict what the magnitude or duration of the downturn will be. During the downturn in 2002 and 2003, we were unable to reduce our expenses quickly enough to avoid incurring losses. During those periods, our net losses were $94.3 million and $28.4 million, respectively. In the current and future downturns, if we are unable to effectively align our cost structure with prevailing market conditions, we could again experience losses, may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

We depend on large purchases from a few customers, and any cancellation, reduction or delay of purchases by, or failure to collect receivables from, these customers could harm our business.

        Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $0.5 million to over $2 million. Consequently, any order cancellations, delays in scheduled shipments, delays in customer acceptances or delays in collection of accounts receivable could materially adversely affect our operating results and cause our results to fall below our expectations and the expectations of market analysts or investors. Delays in collection of accounts receivable could require us to increase our accounts receivable reserve, which would increase our operating expenses.

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

        Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request cancellations or delivery delays. As a result, our backlog may not be a reliable indication of our future revenues. If shipments of orders in backlog are cancelled or delayed, our revenues could fall below our expectations and the expectations of market analysts and investors.

Delays or technical and manufacturing difficulties incurred in the introduction of new products could be costly and adversely affect our customer relationships.

        Our success depends in part on the continual introduction of new and improved systems and processes. Our products are complex, and we may experience delays and technical or manufacturing difficulties in the prototype introduction of new systems and enhancements, or in achieving volume production of new systems or enhancements. Our inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect our business and results of operations, as well as our customer relationships. We may from time to time incur unanticipated costs to ensure the functionality and reliability of our products early in their life cycles, and such costs can be substantial. If we encounter reliability or quality problems with our new products or enhancements, we could face a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect our business and results of operations.

We may not achieve anticipated revenue levels if we are not selected as "vendor of choice" for new or expanded fabrication facilities, or if our systems and products do not achieve broader market acceptance.

        Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven financial performance.

        Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this "vendor of choice" for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendors. Accordingly, we may face narrow windows of opportunity to be selected as the "vendor of choice" by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

We must continually anticipate technology trends, improve our existing products and develop new products in order to be competitive. The development of new or enhanced products involves significant risk and cost.

        The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Consequently, our success depends upon our ability to anticipate future technology trends and customer needs, to develop new systems and processes that meet customer requirements and industry standards and that compete effectively on the basis of price and performance, and to continually improve our existing systems and processes.

        Our development and manufacture of new products involves significant risk, since the products are very complex and the development cycle is long and expensive. The success of any new systems we develop and introduce is dependent on a number of factors, including our ability to correctly predict customer requirements for new processes, to assess and select the potential technologies for research and development, and to timely complete new system designs that are acceptable to the market. We may make substantial investments in new technologies before we can know whether they are technically or commercially feasible or advantageous, and without any assurance that revenue from future products or product enhancements will be sufficient to recover the associated development costs. Not all development activities result in commercially viable products. We may be adversely affected by manufacturing inefficiencies and the challenge of producing innovative systems in volume which meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and planned product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations.

As we continue our work to implement and improve our new enterprise resource planning and financial statement consolidation systems, unexpected problems could occur and could cause disruption to the management of our business and delays or errors in the preparation of our financial statements.

        In the fourth quarter of 2004, as part of a multi-phase process, we completed the implementation of a new enterprise resource planning, or ERP, system for our worldwide operations. The new ERP system has become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements. In recent periods, we have implemented other phases of the ERP system and implemented new financial systems to aid in the consolidation of our financial reporting. Our work to implement and improve our new computerized consolidation and ERP systems continues as an active project. These systems are new to us and we have not had extensive experience with them.

        The new ERP and consolidation systems could eventually become more costly, difficult and time consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system has required us to change internal business practices, transfer records to a new computer system and train our employees in the correct use and input of data into the system. We may discover that errors have been made in converting to or using the new systems, or encounter unexpected difficulties or costs or other challenges, any of which may disrupt our business or cause errors or delays in the reporting of our financial results. Our systems, procedures or controls may not be adequate to support our operations and require us to change our internal business practices. Corrections and improvements may be required as we continue the implementation of our new systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

Our results of operations may suffer if we do not effectively manage our inventory.

        We need to manage our inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory. For both the inventories that support manufacture of our products and our spare parts inventories, if the customer demand we anticipate does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become un-saleable or obsolete, resulting in write-offs which would adversely affect the results of our operations.

Warranty claims in excess of our projections could seriously harm our business.

        We offer a warranty on our products. The cost associated with our warranty is significant, and in the event our projections and estimates of this cost are inaccurate, our financial performance could be seriously harmed. In addition, if we experience product failures at an unexpectedly high level, our reputation in the marketplace could be damaged, and our business would suffer.

We are increasingly outsourcing manufacturing and logistics activities to third party service providers, which decreases our control over the performance of these functions.

        We have already outsourced certain manufacturing and spare parts logistics functions to third party service providers, and we may outsource more of those functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

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

        The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

  •
  system performance;

  •
  cost of ownership;

  •
  size of installed base;

  •
  breadth of product line;

  •
  delivery availability; and

  •
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

        Our major competitors are larger than we are, have greater capital resources, and may have a competitive advantage over us by virtue of having:

  •
  broader product lines;

  •
  longer operating history;

  •
  greater experience with high volume manufacturing;

  •
  substantially larger customer bases;

  •
  the ability to reduce price through product bundling; and

  •
  substantially greater customer support, financial, technical, and marketing resources.

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

        Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time consuming internal procedures associated with the evaluation, testing, implementation, and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities, or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. We may incur significant sales and marketing expenses during this evaluation period. In addition, the length of this period makes it difficult to accurately forecast future sales. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in revenues and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

We are highly dependent on international sales, and face significant economic and regulatory risks.

        International sales accounted for 87% of our net sales in 2004, 87% of our net sales in 2003, and 75% of our net sales in 2002. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in Taiwan, Japan, China, Korea and other Asian countries accounted for 79% of our net sales in 2004, 71% of our net sales in 2003, and 50% of our net sales in 2002. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

  •
  unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, taxes, restrictions, embargoes, or export license requirements;

  •
  exchange rate volatility;

  •
  the need to comply with a wide variety of foreign and U.S. export laws;

  •
  political and economic instability, particularly in Asia;

  •
  differing labor regulations;

  •
  reduced protection for intellectual property;

  •
  difficulties in accounts receivable collections;

  •
  difficulties in managing distributors or representatives; and

  •
  difficulties in staffing and managing foreign subsidiary operations.

        In the U.S. and Asia (excluding Japan), our sales to date have been denominated primarily in U.S. dollars, while our sales in Japan are usually denominated in Japanese Yen. Our sales to date in Europe have been denominated in various currencies, currently primarily U.S. dollars and the Euro. Our sales in foreign currencies are subject to risks of currency fluctuation. For U.S. dollar sales in foreign countries, our products may become less price-competitive when the local currency is declining in value compared to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins.

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

        Although we outsource the manufacturing for certain of our products to third parties, we continue to produce our latest generation products at our two principal manufacturing plants in Fremont, California and Dornstadt, Germany. We have limited ability to interchangeably produce our products at either facility, and in the event of a disruption of operations at one facility, our other facility would not be able to make up the capacity loss. Our operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers, result in cancellation of orders or loss of customers and seriously harm our business.

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

        We may from time to time be subject to claims of infringement of other parties' patents or other proprietary rights. In addition, we on occasion receive notification from customers who believe that we owe them indemnification or have other obligations related to infringement claims made against the customers by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties, and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

Our failure to comply with environmental regulations could result in substantial liability.

        We are subject to a variety of federal, state, local, and foreign laws, rules, and regulations relating to environmental protection. These laws, rules, and regulations govern the use, storage, discharge, and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, especially in our Fremont, California and Dornstadt, Germany manufacturing facilities, we could be subject to substantial liability for clean up efforts, personal injury, and fines or suspension or cessation of our operations. We may be subject to liability if our acquired companies have past violations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us, or we could be required to acquire costly remediation equipment, or incur other significant expenses.

Future sales of shares by STEAG could adversely affect the market price of our common stock.

        There are approximately 51.9 million shares of our common stock outstanding as of December 31, 2004, of which approximately 9.1 million (or 17.6%) are held beneficially by STEAG Electronic Systems AG and its affiliates (STEAG). STEAG has indicated that it plans to reduce its ownership in our common stock over time. If STEAG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.

We incurred net operating losses during 2001 to 2003. We may not achieve or maintain profitability on an annual basis.

        We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we were profitable for each of the four quarters in 2004, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

        The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2004, the price range for our common stock was $7.05 to $14.82 per share.

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

        As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services, and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

  •
  difficulty of assimilating the operations, products, and personnel of the acquired businesses;

  •
  potential disruption of our ongoing business;

  •
  unanticipated costs associated with the acquisition;

  •
  inability of management to manage the financial and strategic position of acquired or developed products, services, and technologies;

  •
  inability to maintain uniform standards, controls, policies, and procedures; and

  •
  impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

        To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result, and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

Continued compliance with new regulatory and accounting requirements will be challenging and is likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

        As a result of compliance with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards adopted by the Nasdaq Stock Market, and the attestation and accounting changes required by the Securities and Exchange Commission, we are required to implement additional internal controls, to improve our existing internal controls, and to comprehensively document and test our internal controls. As a result, we are required to hire additional personnel and to obtain additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles, which may adversely affect our operating results.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending has been transacted in U.S. dollars.

        Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $45.6 million in cash equivalents and $2.5 million in marketable securities as of December 31, 2004. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments, and our entire investment portfolio at the end of 2004 had maturities of less than one year.

Foreign Currency Risk

        The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred. Much of our revenues and capital spending are transacted in U.S. dollars, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

        During 2004, we employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Euro and Japanese Yen denominated accounts receivable balances. Beginning in the fourth quarter of 2004, we also included Euro denominated intercompany balances in our foreign currency hedging program. The goal of the hedging program is to hedge against foreign currency fluctuations associated with the revaluation gains (losses) of foreign denominated accounts receivable and intercompany account balances. All forward foreign exchange contracts employed by the Company did not exceed one year. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these forward contracts are not designated hedges. All outstanding forward foreign currency contracts are marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. We do not use foreign currency forward exchange contracts for speculative or trading purposes. With respect to forward foreign currency exchange contracts, we recorded a net gain of $2.3 million for 2004, and net losses of $0.2 million and $0.1 million for 2003 and 2002, respectively in other income (expense), net.

        At December 31, 2004, we had three outstanding forward foreign exchange contracts for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36). The fair value of these contracts as of December 31, 2004 totaled US$38.4 million, resulting in an unrealized loss of $0.2 million which was charged to the consolidated statement of operations of 2004. In January 2005, when our outstanding forward foreign exchange contracts as of December 31, 2004 were settled upon maturities, due to the significant change in foreign exchange rates between Euro and U.S. dollar, we realized a total foreign exchange loss of $1.3 million.

Item 8. Financial Statements and Supplementary Data

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,653	$56,915
Short-term investments	2,488	20,200
Restricted cash	511	509
Accounts receivable, net of allowance for doubtful accounts of $6,392 and $5,567 in 2004 and 2003, respectively	58,288	34,260
Advance billings	16,793	20,684
Inventories	43,509	27,430
Inventories — delivered systems	5,258	6,549
Prepaid expenses and other assets	11,233	12,995

Total current assets	227,733	179,542
Property and equipment, net	27,396	16,211
Goodwill	24,451	8,239
Intangibles, net	12,897	2,626
Other assets	950	769

Total assets	$293,427	$207,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,122	$21,340
Accrued liabilities	47,705	62,608
Deferred revenue	30,313	38,680

Total current liabilities	97,140	122,628

Long-term liabilities:
Deferred income tax liabilities	4,901	1,055

Total long-term liabilities	4,901	1,055

Total liabilities	102,041	123,683

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common Stock, par value $0.001, 120,000 authorized shares; 51,892 shares issued and 51,517 shares outstanding in 2004; 45,826 shares issued and 45,451 shares outstanding in 2003	52	45
Additional paid-in capital	610,690	546,099
Accumulated other comprehensive income	16,027	9,468
Treasury stock, 375 shares in 2004 and 2003, at cost	(2,987)	(2,987)
Accumulated deficit	(432,396)	(468,921)

Total stockholders' equity	191,386	83,704

Total liabilities and stockholders' equity	$293,427	$207,387

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net sales	$252,761	$174,302	$218,520
Cost of sales	141,973	112,783	163,063

Gross profit	110,788	61,519	55,457

Operating expenses:
Research, development and engineering	23,069	22,988	37,395
Selling, general and administrative	57,181	54,292	86,218
Amortization of intangibles	1,429	2,151	6,591
Restructuring and other charges	—	489	17,307
Loss on disposition of Wet Business	—	10,257	—

Total operating expenses	81,679	90,177	147,511

Income (loss) from operations	29,109	(28,658)	(92,054)
Interest expense	(81)	(122)	(1,660)
Interest income	1,242	1,207	2,380
Other income (expense), net	753	(432)	(3,084)

Income (loss) before income taxes	31,023	(28,005)	(94,418)
Provision (benefit) for income taxes	(5,502)	350	(147)

Net income (loss)	$36,525	$(28,355)	$(94,271)

Net income (loss) per share:
Basic	$0.74	$(0.63)	$(2.23)
Diluted	$0.72	$(0.63)	$(2.23)
Shares used in computing net income (loss) per share:
Basic	49,539	44,997	42,239
Diluted	51,073	44,997	42,239

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital				Accumulated Deficit
	Shares	Amount			Shares	Amount		Total
	(in thousands)
Balance at December 31, 2001	37,406	$37	$497,536	$(6,553)	(375)	$(2,987)	$(346,295)	$141,738
Components of comprehensive loss:
Net loss							(94,271)	(94,271)
Cumulative translation adjustments	—	—	—	13,570	—	—	—	13,570
Unrealized loss on investments	—	—	—	(103)	—	—	—	(103)
Accumulated derivative gain	—	—	—	217	—	—	—	217

Comprehensive loss								(80,587)

Private placement, net of offering costs	6,124	7	34,855	—	—	—	—	34,862
Shares issued for conversion of STEAG notes	1,300	1	8,139	—	—	—	—	8,140
Exercise of stock options	114	—	596	—	—	—	—	596
Shares issued under employee stock purchase plan	288	—	1,224	—	—	—	—	1,224
Issuance of options to non-employees	—	—	132	—	—	—	—	132

Balance at December 31, 2002	45,232	45	542,482	7,131	(375)	(2,987)	(440,566)	106,105
Components of comprehensive loss:
Net loss							(28,355)	(28,355)
Cumulative translation adjustments	—	—	—	2,621	—	—	—	2,621
Unrealized loss on investments	—	—	—	86	—	—	—	86
Accumulated derivative gain	—	—	—	(370)	—	—	—	(370)

Comprehensive loss								(26,018)

Exercise of stock options	399	—	3,329	—	—	—	—	3,329
Shares issued under employee stock purchase plan	195	—	288	—	—	—	—	288

Balance at December 31, 2003	45,826	45	546,099	9,468	(375)	(2,987)	(468,921)	83,704
Components of comprehensive loss:
Net income							36,525	36,525
Cumulative translation adjustments	—	—	—	6,559	—	—	—	6,559

Comprehensive income								43,084

Public offering, net of offering costs	4,313	4	46,366	—	—	—	—	46,370
Shares issued in Vortek acquisition	1,453	2	16,757	—	—	—	—	16,759
Exercise of stock options	214	1	815	—	—	—	—	816
Shares issued under employee stock purchase plan	86	—	653	—	—	—	—	653

Balance at December 31, 2004	51,892	$52	$610,690	$16,027	(375)	$(2,987)	$(432,396)	$191,386

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$36,525	$(28,355)	$(94,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,626	5,858	10,632
Deferred taxes	(615)	(828)	(4,322)
Allowance for doubtful accounts	1,950	—	482
Inventory valuation charge	—	1,586	14,303
Amortization of intangibles	1,429	2,151	6,592
Impairment of long-lived assets, restructuring and other charges	—	489	11,598
Loss on disposal of Wet Business	—	10,257	—
Loss (gain) on disposal of fixed assets	(47)	2,730	1,268
(Gain) on sales of investments	(5)	—	—
Income tax benefit realized from activity in employee stock plans	—	—	132
Changes in assets and liabilities:
Accounts receivable	(25,227)	709	8,320
Advance billings	3,891	182	40,783
Inventories	(14,596)	1,225	5,263
Inventories — delivered systems	1,291	10,234	35,936
Prepaid expenses and other current assets	2,219	(415)	2,550
Other assets	1,481	6,034	2,163
Accounts payable	(3,046)	6,884	(282)
Accrued liabilities	(19,510)	(13,003)	(8,131)
Deferred revenue	(8,367)	(22,089)	(43,916)

Net cash used in operating activities	(17,001)	(16,351)	(10,900)

Cash flows from investing activities:
Purchases of property and equipment	(15,970)	(8,045)	(4,557)
Proceeds from the sale of equipment	131	—	3,716
Proceeds from the disposition of Wet Business	—	2,000	—
Purchases of available-for-sale investments	(26,182)	(35,650)	(31,312)
Proceeds from sales and maturities of available-for-sale investments	43,905	31,350	21,217
Loans to Vortek prior to acquisition	(2,573)	—	—
Net cash paid for acquisition and acquisition-related expenses	(2,181)	—	—

Net cash provided by (used in) investing activities	(2,870)	(10,345)	(10,936)

Cash flows from financing activities:
Restricted cash	(2)	596	26,195
Payment on line of credit	—	—	(5,341)
Borrowings against line of credit	—	—	194
Payment on STEAG notes payable	—	—	(38,775)
Change in interest accrual on STEAG note	—	—	1,292
Proceeds from the issuance of Common Stock, net of offering costs	46,370	—	34,862
Proceeds from stock plans	1,469	3,617	1,820

Net cash provided by financing activities	47,837	4,213	20,247

Effect of exchange rate changes on cash and cash equivalents	4,772	7,419	9,511

Net increase (decrease) in cash and cash equivalents	32,738	(15,064)	7,922
Cash and cash equivalents, beginning of year	56,915	71,979	64,057

Cash and cash equivalents, end of year	$89,653	$56,915	$71,979

Supplemental disclosures:
Cash paid for interest	$46	$24	$1,313
Cash paid for income taxes	$2,260	$1,588	$2,478
Common stock issued for Vortek acquisition	$16,759	$—	$—
Common stock issued for STEAG note conversion	$—	$—	$8,140
Non-cash adjustment to goodwill and intangibles	$—	$14,912	$9,697

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

        Mattson Technology, Inc. (the Company or Mattson) was incorporated in California on November 18, 1988. In September 1997, the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the California corporation, no par value common stock, was converted automatically to one share of the new Delaware corporation, $0.001 par value common stock.

        The Company designs, manufactures and markets semiconductor wafer processing equipment used in "front-end" fabrication of integrated circuits to the semiconductor manufacturing industry worldwide.

        The Company refocused its business on core technologies in dry strip and rapid thermal processing, and in line with that focus the Company divested its Wet Products Division on March 17, 2003. The transaction involved the transfer of certain subsidiaries, assets and intellectual property related to the Wet Products Division. As part of the transaction, the Company retained the rights to all future royalty and settlement payments under agreements with Dainippon Screen Manufacturing Co., Ltd.

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

        The Company's year ends on December 31. The Company's fiscal quarters end on the last Sunday in the calendar quarter.

    Revenue Recognition

        The Company derives revenue from two primary sources — equipment sales and spare part sales. In December, 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supersedes SAB 101 "Revenue Recognition in Financial Statements." The adoption of SAB 104 did not have a material effect on the Company's revenue recognition policy. The Company accounts for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which the Company bifurcates a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through the Company's distributor in Japan, where the Company recognizes revenues upon title transfer to the distributor. For spare parts, the Company recognizes revenue upon shipment. The Company recognizes service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

        In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are carried at fair market value and consist primarily of high-grade money market funds.

        The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company's ability to either liquidate its holdings or roll its investment over to the next reset period.

        Based upon re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying consolidated balance sheets. The reclassification results in reclassification to short-term investments of $20.2 million and $15.9 million at December 31, 2003 and 2002, respectively. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

    Restricted Cash

        The Company had $0.5 million of restricted cash collateral for the Company's corporate credit cards at December 31, 2004 and 2003.

    Investments

        The Company carries short-term investments, which primarily consist of short-term marketable securities with contractual maturities less than one year, except for certain auction rate securities outstanding at December 31, 2003. These investments are reported in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies short-term investments as available-for-sale and they are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The fair value of short-term investments is based on quoted market prices. Realized gains and losses and declines in fair value that are other than temporary are recorded in the statement of operations. Realized gains and losses are determined on a specific identification basis. Sales of available-for-sale securities were $43.9 million in 2004. The Company had $2.5 million and $20.2 million of short-term investments at

December 31, 2004 and 2003, respectively. At December 31, 2004, all short term investments had a maturity of one year.

        The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company's ability to either liquidate its holdings or roll its investment over to the next reset period.

        Based upon re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying consolidated balance sheets. The reclassification results in reclassification to short-term investments of $20.2 million and $15.9 million at December 31, 2003 and 2002, respectively. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

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

        The Company's trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the United States, Taiwan, Japan, other Pacific Rim countries and Europe. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts when a customer is unable to meet its financial obligations as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The Company writes off an accounts receivable when all rights, remedies and recourses against the account and its principals are exhausted. During the year ended December 31, 2004, the Company provided approximately $2.0 million additional allowance for doubtful accounts receivable. In 2004, two customers accounted for 16% and 12% of the Company's net sales. In 2003, two customers accounted for 19% and 11% of the Company's net sales,. In 2002, three customers accounted for 11%, 10% and 10% of the Company's net sales. At December 31, 2004, three customers accounted for 17%, 14% and 12% of the Company's accounts receivables. At December 31, 2003, two customers accounted for 19% and 14% of the Company's accounts receivables.

        The Company is exposed to credit loss in the event of nonperformance by counterparties on the forward foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

    Inventories

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until the point of title transfer to the customer. Under the Company's terms of sale, title generally transfers when the Company completes physical transfer of the products to the freight carrier, unless other customer practices prevail. All intercompany profits related to the sales and purchases of inventory between the Company and its subsidiaries are eliminated from the consolidated financial statements.

        The Company's policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. The Company recorded no inventory valuation charges in 2004, and recorded inventory valuation charges of $1.6 million and $14.3 million in 2003 and 2002, respectively. Although the Company attempts to accurately forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company's inventories and reported operating results.

    Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the related lease. Depreciation expense was $5.6 million, $5.9 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset sales are included in other income (expense), net in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

    Goodwill and Intangibles

        The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, "Goodwill and Other Intangibles." Goodwill and intangible assets, such as purchased technology, are generally recorded in connection with business acquisitions. The value assigned to goodwill and intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is required to test its goodwill for impairment at the reporting unit level. The Company has determined that it has only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of its reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of its reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of its reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2004, which triggered an impairment review. During the fourth quarter of 2004, the Company completed its first-step annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment, thus the second step was not necessary.

    Impairment of Long-Lived Assets

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Company reviews its long-lived assets, including property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

        During the years ended December 31, 2004 and 2003, the Company did not record any impairment charge. During the year ended December 31, 2002, the Company recorded an aggregate impairment loss of $11.6 million for property and equipment, intangible assets and other long-lived assets because the carrying amounts of such assets exceeded the estimated future cash flows from the use of such assets.

    Warranty

        The warranty offered by the Company on its system sales generally ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly. The following table summarizes movements of the product warranty accrual for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$16,508	$16,486	$19,936
Accrual for warranties issued during the period	12,982	10,378	5,715
Changes in liability related to pre-existing warranties	1,451	(462)	413
Settlements made during the period	(14,897)	(9,894)	(9,578)

Balance at end of period	$16,044	$16,508	$16,486

    Stock-Based Compensation

        The Company uses the intrinsic value-based method as prescribed in the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," Stock-based compensation for non-employees is based on the fair value of the related stock or options. If compensation had been determined based on the fair value at the grant date for awards for the years ended 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousasnds, except per share amounts)
Net income (loss):
As reported	$36,525	$(28,355)	$(94,271)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(5,944)	(2,095)	(7,233)

Pro forma	$30,581	$(30,450)	$(101,504)

Diluted net income (loss) per share:
As reported	$0.72	$(0.63)	$(2.23)
Pro forma	$0.60	$(0.68)	$(2.40)

    Foreign Currency

        The functional currency of the Company's foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred.

    Forward Foreign Exchange Contracts

        During 2004, the Company employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Euro and Japanese Yen denominated accounts receivable balances. Beginning in the fourth quarter of 2004, the Company also included Euro denominated intercompany balances in its foreign currency hedging program. The goal of the hedging program is to hedge against foreign currency fluctuations associated with the revaluation gains (losses) of foreign denominated accounts receivable and intercompany account balances. All forward foreign exchange contracts employed by the Company do not exceed one year. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these forward contracts are not designated hedges. All outstanding forward foreign currency contracts are marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company recorded a net gain of $2.3 million for 2004, and net losses of $0.2 million and $0.1 million for 2003 and 2002, respectively in other income (expense), net.

        At December 31, 2004, the Company had three outstanding forward foreign exchange contracts for the purchase in total of 28.3 million Euros in exchange for US$38.6 million. The fair value of these contracts as of December 31, 2004 totaled US$38.4 million, resulting in an unrealized loss of $0.2 million, which was charged to the consolidated statement of operations of 2004.

    Comprehensive Income

        The components of accumulated other comprehensive income, net of related tax, at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Cumulative translation adjustments	$16,028	$9,469
Unrealized investment loss	(1)	(1)

	$16,027	$9,468

    Net Income (Loss) Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive rights to acquire common shares outstanding during the period. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

    Income Taxes

        The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

    Reclassifications

        Certain prior period amounts have been reclassified. These reclassifications do not affect the Company's net income or loss, cash flows or stockholders' equity.

        Loss on disposition of Wet Business in 2003.    The Company had previously reported in 2003 a loss on disposition of Wet Business of $10.3 million after income (loss) from operations. The Company has reclassified this loss to be included as part of income (loss) from operations for 2003. See Note 3 to Consolidated Financial Statements.

        DNS Settlement Income in 2002.    The Company had reported in 2002 an amount of $15 million related to the DNS litigation settlement to other income (expense), net. The Company has reclassified this to net sales for 2002. The reclassification of this amount increases the Company's reported net sales for 2002 to $218.5 million. See Note 9 to Consolidated Financial Statements.

        Auction Rate Securities from 2002 Through the Third Fiscal Quarter of 2004.    The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company's ability to either liquidate its holdings or roll its investment over to the next reset period.

        Based upon re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying consolidated balance sheets. The reclassification results in reclassification to short-term investments of $20.2 million and $15.9 million at December 31, 2003 and 2002, respectively. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

    New Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's third quarter of fiscal 2005. The Company is currently assessing the effects of adopting SFAS 123R, which could have a material impact on its consolidated financial position, results of operations and cash flows.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of adopting this Statement.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of SFAS 153 will not have a significant effect on its financial statements.

        In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" (EITF 03-13). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. The Company believes that the adoption of EITF 03-13 will not have a significant effect on its financial statements.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 20040" (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company believes that the adoption of SFAS 109-2 will not have a significant effect on its financial statements.

2.     Balance Sheet Details

	December 31,
	2004	2003
	(in thousands)
CASH AND CASH EQUIVALENTS:
Cash in bank	$44,076	$32,494
Money market funds	45,577	24,421

	$89,653	$56,915

SHORT-TERM INVESTMENTS:
Auction rate securities	$—	$20,200
Commercial paper	2,488	—

	$2,488	$20,200

INVENTORIES:
Purchased parts and raw materials	$34,971	$18,884
Work-in-process	4,679	5,444
Finished goods	3,859	3,102

	$43,509	$27,430

PROPERTY AND EQUIPMENT, NET:
Machinery and equipment	$38,451	$30,824
Furniture and fixtures	14,343	18,085
Leasehold improvements	12,587	5,207

	65,381	54,116
Less: accumulated depreciation	(37,985)	(37,905)

	$27,396	$16,211

ACCRUED LIABILITIES:
Warranty	$16,044	$16,508
Accrued compensation and benefits	8,728	6,596
Income taxes payable	4,529	6,992
Other	18,404	32,512

	$47,705	$62,608

        All short-term investments as of December 31, 2004 have maturities of less than one year and they are marked to market with no significant unrealized gains (losses) recorded under other comprehensive income (See Note 1 to Consolidated Financial Statements).

        As of December 31, 2004 and 2003, the allowance for excess and obsolete inventory was $20.8 million and $29.0 million, respectively.

3.     Disposition of Wet Business

        On March 17, 2003, the Company sold the portion of its business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). The Company had

originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division of STEAG Electronic Systems AG (STEAG) and CFM Technologies, Inc. (CFM). As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. (Mattson IP), a subsidiary that owned various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained rights to all the cash from the Wet Business entities, and all rights to payments under the settlement and license agreements with Dainippon Screen Manufacturing Co., Ltd. (DNS). See Note 9. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide.

        SCP paid the Company the initial purchase price of $2.0 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including the net working capital of the Wet Business at closing, to be determined post-closing based on a pro forma closing date balance sheet, and an earn-out, up to an aggregate maximum of $5.0 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004. There had been no earn-out received through the period ended December 31, 2004.

        Under the terms of the disposition, the Company remained responsible after the closing for negotiating with the workers' council and funding a significant reduction in force for the Wet Business operations in Germany; agreed to provide transitional support of information services, spare parts logistics and certain other functions in support of the Wet Business for an extended period; retained certain real property leases relating to transferred facilities in Germany, subject to a sublease to SCP; agreed to reimburse specified legal fees to the extent incurred by SCP in pursuit of existing Wet Business litigation; and remained responsible for resolving or funding resolution of specified customer responsibilities. The Company received the right to earn out payments, as described above, and retained the right to payments under the DNS settlement. As a result of the significant continuing involvement by the Company subsequent to the disposition, the transaction was accounted for as a sale of assets and liabilities.

        On December 5, 2003, the Company signed a Second Amendment to Stock and Asset Purchase Agreement for Wet Products Division (the Second Amendment) with SCP. Under the terms of the Second Amendment, the Company paid $4.4 million to SCP in satisfaction of all further liabilities relating to (i) working capital adjustments, (ii) pension obligations, (iii) reductions in force in Germany (iv) reimbursement of legal fees, and (v) reimbursement of amounts necessary to cover specified customer responsibilities.

        During 2003, as part of the loss on disposition of the Wet Business, the Company recorded accruals of approximately $11.9 million to cover the future obligations relating to this transaction. The Company paid $11.5 million relating to reductions in force, working capital adjustment, investment banker's fees, legal fees, and accounting and other professional fees, which were charged against accruals established at the closing of the sale. Pursuant to the Second Amendment on December 5, 2003, the Company had no further obligation to SCP relating to the sale of the Wet Business.

        In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, the Company's largest stockholder. As a result, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. The Company had fully accrued for the costs related to this lease.

        The Wet Business entity in Germany had a pension plan that was established in accordance with certain German laws. Benefits were determined based upon retirement age and years of service with the Company. The plan was not funded and there were no plan assets. The Company made payments to the plan when distributions to participants were required. Pension expense for the years 2004, 2003 and 2002 was $28,000, $0 and $46,000, respectively. Following the Second Amendment on December 5, 2003 as discussed in the foregoing paragraph, the Company had no further obligation under this pension plan.

        In summary, the Company recorded a $10.3 million loss on the disposition of the Wet Business in 2003, as detailed below:

(in thousands)
Contractual purchase price payment from SCP	$2,000
Net book value of assets sold, including goodwill and intangibles	(80,824)
Net book value of liabilities assumed by SCP, including deferred revenues	76,117
Other(1)	(7,550)

Loss on disposition of the Wet Business	$(10,257)

(1)
Included in the Other category were cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of the Wet Business.

        The Company's Wet Business represented a significant portion of the Company's net sales and costs in 2002 and the first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Consolidated Statements of Operations and Balance Sheet for 2003 and 2004 to its reported results from prior periods. For periods prior to the divestiture of the Wet Business, the Company's net sales were comprised primarily of sales of Wet Business products, sales of Strip and RTP products, and royalties received from DNS. Following the divestiture of the Wet Business, the Company's net sales are comprised primarily of sales of Strip and RTP products, and royalties received from DNS. In the fourth quarter of 2003, $1.3 million of revenue was recognized, that was related to a deferred Wet system which remained the property of the Company after the divestiture.

4.     Acquisitions

        On October 27, 2004, the Company acquired certain outstanding debt and equity ownership interests in Vortek Industries Ltd. (Vortek), a privately held corporation amalgamated under the laws of British Columbia, for a total purchase price of $18.9 million. Vortek is based in Vancouver, Canada. The purchase price consisted of approximately 1.5 million shares of Mattson common stock valued at approximately

$16.7 million, and approximately $2.2 million in cash for acquisition-related expenses. Prior to the closing date of the Vortek acquisition (October 27, 2004), Mattson provided loans to Vortek aggregating $2.6 million. These loans still existed at December 31, 2004 and were eliminated in consolidation. As a result of the transaction, Vortek became a wholly-owned subsidiary of the Company. Vortek is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers used the manufacture of semiconductors. Of the shares of common stock issued by the Company in the Vortek transaction, 290,561 (the Escrow Shares) are being held subject to an escrow agreement. The Escrow Shares are subject to forfeiture in the event of valid indemnification claims within a period of 12 months from October 27, 2004. In connection with the Vortek acquisition, the Company entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, pursuant to which the Company agreed to register the shares issued in the Vortek acquisition, other than the Escrow Shares, under the Securities Act of 1933, for resale by the recipients, subject to certain restrictions on the transfer of such shares.

        This acquisition was consummated principally to expand and strengthen the Company's RTP technology portfolio, and supports the Company's long-term growth strategy. The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of acquisition based on management estimates and relative fair value assessments. The results of operations of Vortek have been included in the Company's consolidated financial statements subsequent to the acquisition date.

        The Company's preliminary allocation of the purchase price is summarized as follows:

Purchase Price Allocation
(in thousands)
Goodwill	$16,212
Existing technology (estimated useful life of 17 years)	11,700
Current assets	1,435
Property, plant and equipment	847
Liabilities assumed	(6,808)
Deferred tax liability on intangibles	(4,446)

Total purchase price	$18,940

        In addition, the Company acquired CAD11.0 million (approximately $9.1 million at December 31, 2004) of deferred tax asset in connection with the acquisition of Vortek. If realized, the amount will first be used to reduce the amount of goodwill recorded at the date of acquisition before reducing the tax provision.

Unaudited Pro Forma Results of Operations

        The following unaudited pro forma results of operations present the impact on our results of operations for 2004 and 2003 as if our Vortek acquisition had occurred on January 1, 2004 and 2003, respectively.

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As reported	Pro forma Combined (Unaudited)(1)	As reported	Pro forma Combined (Unaudited)(1)
	(in thousands, except per share amounts)
Net sales	$252,761	$253,069	$174,302	$176,886
Net income (loss)	$36,525	$29,320	$(28,355)	$(33,078)
Basic earnings (loss) per share	$0.74	$0.59	$(0.63)	$(0.74)
Diluted earnings (loss) per share	$0.72	$0.57	$(0.63)	$(0.74)

(1)
Net income includes interest charges on preference shares of $1.5 million from January 1, 2004 through October 26, 2004, prior to the Company's acquisition of Vortek, and $1.7 million for the year ended December 31, 2003.

5.     Goodwill and Other Intangible Assets

        The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill	$24,451	$—	$24,451	$8,239	$—	$8,239
Developed technology	18,265	(5,368)	12,897	6,565	(3,939)	2,626

Total goodwill and intangible assets	$42,716	$(5,368)	$37,348	$14,804	$(3,939)	$10,865

        In 2004, the Company recorded goodwill of $16.2 million in connection with the acquisition of Vortek. See Note 4 to Consolidated Financial Statements.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually during the fourth quarter of each year and more frequently if an event or circumstance indicates that an impairment loss has occurred. There were no events or changes in circumstances during the first three quarters of 2004, which would have triggered an impairment review. During the fourth quarter of 2004 the Company completed the annual impairment test, which indicated that there was no impairment. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

        The Company recorded amortization expense for its developed technology of $1.4 million, $2.2 million and $6.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Annual amortization expense is estimated to be $2.0 million for 2005 and $0.7 million for years 2006 to 2009.

6.     Restructuring and Other Charges

        The following table summarizes movements of the restructuring-related accruals for the years ended December 31, 2004, 2003 and 2002:

			Impairment of
	Workforce Reduction	Consolidation of Excess Facilities	Fixed Assets	Intangible Assets	Other Long-term Assets	Total
	(in thousands)
Restructuring charges	$3,371	$2,338	$6,531	$4,363	$704	17,307
Non-cash charges	—	—	(6,531)	(4,363)	(704)	(11,598)
Cash payments	(1,064)	(282)	—	—	—	(1,346)

Balance at December 31, 2002	2,307	2,056	—	—	—	4,363
Restructuring charges	381	108	—	—	—	489
Cash payments	(2,573)	(989)	—	—	—	(3,562)

Balance at December 31, 2003	115	1,175	—	—	—	1,290
Restructuring charges	—	450	—	—	—	450
Cash payments	(115)	(161)	—	—	—	(276)
Release of reserve	—	(450)	—	—	—	(450)

Balance at December 31, 2004	$—	$1,014	$—	$—	$—	$1,014

        During 2004, the Company made cash payments of $115,000 in connection with its 2002 severance accrual. During 2004, the Company made total cash payments of $161,000 in connection with its building facilities related to its 2002 restructuring plan, and released $450,000 in unused facility-related reserve balances to the statement of operations, resulting in a remaining reserve of $564,000 for consolidation of excess facilities. In connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California in 2004, the Company accrued for lease termination costs of $450,000 in December 2004. As a result, the Company had no restructuring charges recorded for 2004, and had $1,014,000 in facilities-related restructuring accruals as of December 31, 2004.

        During the third quarter of 2003, the company recorded restructuring and other charges of $489,000 that included $381,000 for workforce reductions in Fremont and Germany and $108,000 for consolidation of excess facilities in California resulting from realignment to current business conditions. In connection with the workforce reductions, the Company terminated 104 employees.

        During the second half of 2002, the Company recorded restructuring and other charges of $17.3 million in connection with plans to align its cost structure with projected sales resulting from the unfavorable economic conditions and to reduce future operating expenses. The $17.3 million of restructuring and other charges for this restructuring program included a workforce reduction at certain locations of $3.4 million, the shut-down of the Malvern, Pennsylvania operations and the consolidation of other excess facilities of $2.3 million, the write-down of certain fixed assets of $6.5 million, the write-down of certain intangible assets of $4.4 million, and the write-down of certain other long-term assets of $0.7 million.

        The following paragraphs describe in more detail the components of the restructuring and other charges in 2002:

    Workforce reduction

        In September 2002, the Company reduced the workforce at its Fremont, California location by approximately 30 employees, primarily in connection with the reorganization of the EPI and CVD product lines and consolidation of RTP operations into the Company's Dornstadt, Germany facility. The Company also implemented a reduction in force that affected employees at its Malvern, Pennsylvania location, where 65 individuals were notified in August 2002 that their employment would cease on various dates from October 29, 2002 through April 1, 2003 in connection with the planned shutdown of the Company's Malvern facilities. Severance and related employee benefit costs related to the reduction in force at both locations amounted to $1.0 million, which had been or were paid at the time of their separation. During the fourth quarter of 2002, the Company terminated employment of 52 employees at the Malvern, Pennsylvania location. Additionally, in December 2002, the Company further reduced the workforce by 80 employees, at its locations in California, Germany, UK, France and Italy, and recorded a charge of $2.4 million. The Company paid $2.2 million out of the $2.3 million accrued liability at December 31, 2002 during the first three quarters of 2003.

    Consolidation of excess facilities

        The Company incurred a $2.3 million restructuring charge in 2002 for four excess leased facilities located in Pennsylvania, as well as several other excess leased facilities in the U.S. and overseas. The remaining lease obligations on vacated facilities that were non-cancelable, net of the income from subleasing these facilities, are estimated to be approximately $0.6 million as of December 31, 2004. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

    Impairment of fixed assets

        During the third quarter of 2002, restructuring costs related to abandoned property and equipment amounted to $1.7 million, which represented the net book value of fixed assets as of September 29, 2002 relating to the reorganization of the EPI and CVD product lines and consolidation of RTP development operations into the Company's Dornstadt, Germany facility. The fixed assets included in the restructuring charges were removed from service prior to September 29, 2002. During the fourth quarter of 2002, restructuring costs related to abandoned property and equipment amounted to $2.5 million, which represented the write-off of fixed assets related to discontinued projects in the Company's EPI and Wet surface preparation product lines. Additionally, the Company performed an assessment of the carrying amount of property and equipment for its Wet Business, and recorded an impairment charge of $2.3 million.

    Impairment of intangible assets

        During the third quarter of 2002, the Company wrote off an intangible asset, the developed technology resulting from the Company's Concept Systems acquisition in 1998 with a remaining net book value of $1.3 million. This developed technology specifically related to the Company's EPI product line, which was reorganized during September 2002. Additionally, in the fourth quarter of 2002, the Company performed an assessment of the carrying value of intangible assets for its Wet business and as a result of this assessment, recorded a charge of $3.1 million.

    Impairment of other long-lived assets

        In the fourth quarter of 2002, the Company performed an assessment of the carrying value of other long-lived assets for its Wet Business and as a result of this assessment, recorded a charge of $0.7 million.

7.     Debt

        The Company has a $20 million revolving line of credit with a bank. In 2004, the terms of this line of credit were amended, giving the Company the right to increase the line of credit to $25 million at the Company's option, and extending the line of credit through April 2005. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance and a domestic minimum cash balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At December 31, 2004, the Company was in compliance with the covenants and there was no borrowing under this credit line.

        The Company's Japanese subsidiary had a credit facility with a Japanese bank in the amount of 900 million Yen (approximately $8.4 million at December 31, 2003), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility was subject to an annual interest rate of TIBOR plus 75 basis points. The facility expired on June 20, 2004. On June 10, 2004 the Company's Japanese subsidiary entered into a new credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.8 million at December 31, 2004), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of December 31, 2004. The facility has an indefinite term subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At December 31, 2004, the Japanese subsidiary had approximately $40,000 of off-balance-sheet recourse liability related to a commercial bill discounted under this credit facility.

        On March 30, 2004 the Company's Japanese subsidiary entered into an overdraft facility with a Japanese bank in the amount of 100 million Yen (approximately $1.0 million at December 31, 2004). The facility is not collateralized and at variable interest rates. The facility will expire on March 30, 2005. There are no financial covenant requirements for this credit facility. At December 31, 2004, there was no borrowing under this credit facility.

8.     Share Offerings

        On February 17, 2004, the Company sold approximately 4.3 million newly issued shares of common stock, and STEAG Electronic Systems AG (STEAG) sold approximately 4.3 million already outstanding shares of Company common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to the Company, net of underwriting discounts and transaction expenses, of approximately $46.4 million. The Company used the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. The Company did not receive any proceeds from the sale of shares by STEAG. STEAG remained the Company's single largest stockholder, holding approximately 9.1 million, or 17.6%, of the approximately 51.9 million outstanding shares of the Company's common stock outstanding as of December 31, 2004.

        On December 23, 2003, the Company filed a shelf registration statement on Form S-3 that would allow the Company to sell, from time to time, up to $100 million of its common stock or other securities. The shelf registration statement also covered sales of up to 5.9 million of the already outstanding shares of Company common stock owned by STEAG. The registration statement was declared effective by the Securities and Exchange Commission on January 9, 2004.

        On April 30, 2002, the Company issued 7.4 million shares of common stock in a private placement transaction. Of the 7.4 million shares issued, 1.3 million shares were issued to STEAG upon conversion of $8.1 million of outstanding promissory notes at $6.15 per share. The remaining 6.1 million shares were sold to other investors at $6.15 per share for aggregate net cash proceeds of $34.9 million.

9.     DNS Patent Infringement Suit Settlement

        On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the Wet Business, the Company sold to SCP the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and royalties.

        DNS paid the Company $6.4 million and $24.0 million during 2004 and 2003, respectively. As of December 31, 2004, DNS has made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS as of December 31, 2004, $4.6 million was subjected to Japanese withholding tax. In December 2004, the Company received $3.1 million withholding tax refund from the Japanese tax authority in respect of DNS's payments to the Company.

        The Company determined, based on estimated relative fair values, how much of the aggregate payments due to the Company were attributable to past disputes and how much were attributable to future royalties on DNS sales of the wet processing products. The Company allocated $15.0 million to past damages and recorded this amount in the statement of operations in 2002, and allocated $60.0 million as income to be recognized in the statement of operations on a straight-line basis over the license term. All DNS payments are reported as royalty income and recognized as net sales. The Company recognized $12.9 million, $12.0 million and $21.3 million of royalty income for the years ended December 31, 2004, 2003 and 2002, respectively. Of the $21.3 million royalty income reported in 2002, $15.0 million was reclassified from other income (expense), net. See "Reclassifications" in Note 1 to Consolidated Financial Statements.

        The Company is scheduled to receive minimum annual royalty payment of $6.0 million in 2005, 2006 and 2007, totaling $18.0 million.

10.   Stock Plans

    Stock Option Plan

        In September 1989, the Company adopted an incentive and non-statutory stock option plan (1989 Plan) under which a total of 11,975,000 shares of common stock have been reserved for issuance through December 31, 2004. Options granted under the 1989 Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the 1989 Plan must be at prices at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter. The Company had approximately 3.3 million shares available for future grants under the 1989 Plan at December 31, 2004.

        In connection with its acquisition of CFM Technologies, Inc. (CFM) in January 2001, the Company filed with the SEC in January 2001 a registration statement on Form S-8 for the four then existing stock option plans of CFM (CFM Plans), namely the 1992 Employee Stock Option Plan for approximately 248,000 shares, the Restated 1995 Incentive Plan (CFM Plans) for approximately 641,000 shares, the Restated Non-employee Directors' Plan for approximately 19,000 shares and the CFM Non-plan Stock Option Plan for approximately 21,000 shares. The options previously granted by CFM prior to the Company's acquisition had vesting terms set by CFM's then executive compensation and stock option committee of the board of directors, and expired 10 years after the date of grant. The Company continues to administer the CFM Plans to the extent that options granted previously are exercised by the optionees or that options previously granted become terminated under the respective terms of the CFM Plans. As of December 31, 2004, approximately 4,000 stock options in total remained outstanding and exercisable under the CFM Plans.

        The following table summarizes the status of all of the Company's stock option plans at December 31, 2004, 2003 and 2002 and changes during the years then ended:

	Year Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	4,676	$8.09	5,140	$9.82	5,140	$11.85
Granted	1,142	$10.83	1,380	$4.83	1,674	$5.36
Exercised	(215)	$3.80	(390)	$7.47	(101)	$5.27
Forfeited	(245)	$12.93	(1,454)	$11.27	(1,573)	$12.01

Outstanding at end of year	5,358	$8.62	4,676	$8.09	5,140	$9.82

Exercisable at end of year	2,872	$9.16	2,092	$10.48	2,108	$11.86

        The weighted average fair value of options granted under the option plan was approximately $8.12 in 2004, $4.83 in 2003 and $5.36 in 2002.

        The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 1.55 - $ 2.85	935	8.1	$2.24	389	$2.26
$ 3.05 - $ 6.97	956	6.8	$5.58	575	$5.83
$ 7.00 - $ 9.00	938	6.4	$7.76	681	$7.73
$ 9.06 - $10.44	936	6.1	$10.13	732	$10.18
$10.50 - $12.00	917	9.1	$11.19	33	$10.92
$12.13 - $49.13	676	7.0	$17.38	462	$19.45

	5,358	7.3	$8.62	2,872	$9.16

        Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	98%	100%	93%
Risk-free interest rate	3.5%	3.0%	3.6%
Expected life of options	5 years	4.8 years	2 years

    Employee Stock Purchase Plan

        In August 1994, the Company adopted an employee stock purchase plan (Purchase Plan) under which 3,975,000 shares of common stock had been reserved for issuance through December 31, 2003. During 2004, the Company filed with the SEC two registration statements on Form S-8 for an additional total of 2,200,000 shares to be reserved for issuance under the Purchase Plan. Shares sold under the Purchase Plan were approximately 86,000 in 2004, 195,000 in 2003 and 288,000 in 2002. The weighted average fair value on the grant date of rights granted under the Purchase Plan was approximately $7.56 in 2004, $1.51 in 2003, and $2.85 in 2002. At December 31, 2004, approximately 3.8 million shares were available for issue under the Purchase Plan.

        The Purchase Plan is administered generally over offering periods of six months, beginning February 1 and August 1 of each year. Eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the six months, at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

        Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	58%	104%	93%
Risk-free interest rate	1.8%	3.0%	3.6%
Expected life of stock purchase rights	0.5 year	2 years	2 years

11.   Income Taxes

        The components of income (loss) before provision for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Domestic income (loss)	$24,020	$(35,646)	$(79,767)
Foreign income (loss)	7,003	7,641	(14,651)

Income (loss) before provision for income taxes	$31,023	$(28,005)	$(94,418)

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$(607)	$—	$(1,136)
State	60	100	201
Foreign	(4,340)	1,078	5,110

Total current	(4,887)	1,178	4,175

Deferred:
Federal	(615)	(828)	(4,322)

Total deferred	(615)	(828)	(4,322)

Provision (benefit) for income taxes	$(5,502)	$350	$(147)

        Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2004	2003
	(in thousands)
Reserves not currently deductible	$19,469	$24,828
Deferred revenue	3,996	2,260
Depreciation	7,145	8,924
Net operating loss carryforwards	109,261	105,478
Tax credit carryforwards	9,855	12,302
Other	10,846	18,433

Total deferred tax asset	$160,572	$172,225
Valuation allowance	(160,572)	(172,225)

Total net deferred tax asset	—	—

Acquired intangibles	$4,901	$1,055

Net deferred tax liability	$4,901	$1,055

        The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Provision (benefit) at statutory rate	$10,858	$(9,802)	$(33,046)
State taxes, net of federal benefit	776	(700)	(2,578)
Foreign earnings taxed at different rates	(212)	(124)	(3,357)
Losses not benefited	—	6,288	26,079
Foreign tax credits	—	—	(1,968)
Settlement of controversies with foreign tax authorities	(4,858)	—	—
Federal refund from amended return	(628)	—	—
Deferred tax asset valuation allowance	(11,463)	4,589	12,323
Other	25	99	2,400

Total provision (benefit) for income taxes	$(5,502)	$350	$(147)

        The valuation allowance at December 31, 2004 and 2003 is attributable to federal and state deferred tax assets, as well as foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets. At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $315.1 million, which will expire at various dates through 2024. The Company also has approximately $41.5 million foreign net operating loss carryforwards in

Germany and Canada, in addition to the federal net operating loss carryforwards, that are unlimited, a portion of which in the amount of approximately $12.9 million related to the acquisition of Vortek will expire at various dates through 2014, and the remainder does not have any expiration date.

        The federal and state net operating losses acquired from the STEAG Semiconductor Division, CFM and Concept are also subject to change in control limitations as defined in Section 382 of the Internal Revenue Code. Furthermore, the Company had a change in control in April 2002, which limited its net operating losses generated prior to the date the ownership change occurred. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards that can be utilized. The Company acquired $48.0 million of deferred tax assets as a result of its acquisitions of the Vortek Industries Ltd., STEAG Semiconductor Division, CFM and Concept Systems Design, Inc. and, if realized, the amounts will be first used to reduce the amount of goodwill recorded at the date of acquisition before reducing the tax provision. At December 31, 2004, the Company has $1.8 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

12.   Employee Benefit Plans

        The Company has a retirement/savings plan (the Plan), which is qualified under section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 2004, 2003, and 2002 the Company made matching contributions of approximately $573,000, $562,000, and $920,000, respectively.

13.   Net Income (Loss) Per Share

        Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares outstanding during the period.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share amounts)
Basic net income (loss) per share:
Income (loss) available to common stockholders	$36,525	$(28,355)	$(94,271)

Weighted average common shares outstanding	49,539	44,997	42,239

Basic income (loss) per share	$0.74	$(0.63)	$(2.23)

Diluted net income (loss) per share:
Income (loss) available to common stockholders	$36,525	$(28,355)	$(94,271)

Weighted average common shares outstanding	49,539	44,997	42,239
Diluted potential common shares from stock options	1,481	—	—
Escrow shares related to Vortek acquisition	53	—	—

Weighted average common shares and dilutive potential common shares	51,073	44,997	42,239

Diluted net income (loss) per share	$0.72	$(0.63)	$(2.23)

        Total stock options outstanding at December 31, 2004 of 2.7 million, at December 31, 2003 of 5.4 million and at December 31, 2002 of 5.8 million were excluded from the computations because the options' exercise prices exceeded the average market price of the Company's common stock in these periods and their inclusion would be antidilutive.

14.   Related Party Transactions

        At December 31, 2003, the Company had $576,000 of principal and accrued interest outstanding from Brad Mattson under loans issued in 2002. Mr. Mattson resigned as an officer of the Company in October 2001 and resigned as a director in November 2002. The principal balance and all accrued interest were repaid by Mr. Mattson during 2004. At December 31, 2004, the Company had no outstanding loan balance from Mr. Mattson.

        On February 17, 2004, STEAG sold approximately 4.3 million shares of the Company's common stock in an underwritten public offering at $11.50 per share. As of December 31, 2004, STEAG continued to hold approximately 8.9 million shares directly, and approximately 0.3 million shares indirectly, or 17.6%, of the 51.9 million outstanding shares of the Company's common stock.

        At December 31, 2004, the Company had receivables from two employees of approximately $21,000 in aggregate.

        In December 2004, the Company entered into an agreement with the landlord of facilities leased by the Company in Pliezhausen, Germany, under which the lease would be terminated and the Company agreed to pay 1.5 million Euros (approximately $2.0 million) to the landlord in four installments from January 2005 through September 2005. The landlord for these facilities is an affiliate of STEAG Electronic Systems AG, the Company's largest stockholder. The lease for these facilities had been assumed by the Company in connection with the disposition of the Wet Business in 2003. The facilities were used to house the manufacturing and administrative functions of the transferred Wet Business. The lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under the sublease, SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and the Company became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. As a result of the lease termination, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. See Note 17 to Consolidated Financial Statements.

15.   Reportable Segments

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of products and services for this one segment.

        The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
United States	$32,345	$22,160	$53,914
Taiwan	108,336	44,159	36,898
Japan	40,831	37,632	28,652
Korea	19,230	20,121	20,127
China	23,507	19,801	9,544
Germany	14,563	17,891	45,417
Europe — others	5,531	10,058	8,917
Singapore	7,049	2,480	15,051
Others	1,369	—	—

	$252,761	$174,302	$218,520

        For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In 2004, two customers accounted for 16%, and 12% of net sales. In 2003, two customers accounted for 19% and 11% of net sales. In 2002, three customers accounted for 11%, 10% and 10% of net sales.

        Geographical information relating to the Company's property and equipment as of December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(in thousands)
The United States	$17,488	$7,798
Germany	8,290	7,782
Others	1,618	631

	$27,396	$16,211

16.   Guarantees

        During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $953,000, representing standby letters of credit outstanding and guarantees related to total outstanding balances on corporate credit cards as of December 31, 2004. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

17.   Commitments and Contingencies

        The Company holds various operating leases related to its facilities and equipment and subleases in respect of its facilities located in Exton, Pennsylvania. The following table sets forth the Company's minimum annual rental commitments with respect to its operating leases with various expiry dates through 2019 and subleases with various expiry dates through 2007 at December 31, 2004:

	Operating Lease Payments	Sublease Income
	(in thousands)
2005	$3,597	$2,149
2006	3,102	2,018
2007	2,852	1,369
2008	2,417	—
2009	2,651	—
Thereafter	16,127	—

	$30,746	$5,536

        Rent expense was $5.3 million in 2004, $7.7 million in 2003 and $9.2 million in 2002. The consecutive decreases in rent expense in 2004 and 2003 compared with 2003 and 2002 were primarily due to the consolidation of facilities and non-renewal of expired leases. The Company recorded sublease income of $3.6 million, $2.6 million and $0.2 million in 2004, 2003 and 2002, respectively.

        The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. The sublease, aggregating to approximately $7.2 million lease payments, is expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.5 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next fourteen years, less any sublet amounts. Adjustments for the facilities leases will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, the Company's largest stockholder. As a result, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. The Company had fully accrued for the costs related to this lease.

        In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.7 million at December 31, 2004), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.7 million at December 31, 2004) less any royalties paid by Vortek or the Company to the Minister.

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

        The Company is currently party to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters is not presently determinable and cannot be predicted with certainty, management does not believe that the outcome of any of these matters or any of the above mentioned legal claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.:

        We have completed an integrated audit of Mattson Technology, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statements schedule

        In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 23, 2005

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included at page 78 of this Annual Report on Form 10-K.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth quarter.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under "Executive Officers of the Registrant." The other information required by this item will be set forth in the 2005 Proxy Statement under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Compliance," and is incorporated herein by reference.

        We have adopted a Code of Ethics and Business Conduct for all officers, directors, and employees. We have posted the Code of Ethics and Business Conduct on our Website located at www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our Website.

Item 11.    Executive Compensation

        The information required by this item will be set forth in the 2005 Proxy Statement under the caption "Executive Compensation and Other Matters," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information related to security ownership of certain beneficial owners and management will be set forth in the 2005 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders," and is incorporated herein by reference. Information with respect to our securities authorized for issuance under our equity compensation plans will be set forth in the 2005 Proxy Statement under the caption "Equity Compensation Plan Information," and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will be included in the 2005 Proxy Statement under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be set forth in the 2005 Proxy Statement under the caption "Audit and Related Fees," and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1)    Financial Statements

        The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 46.

        (a)(2)    Financial Statement Schedules

        Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2004, 2003 and 2002, which is included on page 86 of this Form 10-K.

        (a)(3)    Exhibits

Exhibit Number	Description	Management Contract or Compensatory Plan or Arrangement	Notes
2.5	Stock and Asset Purchase Agreement for Wet Products Division dated as of February 12, 2003, by and among Mattson Technology, Inc., a Delaware corporation, Mattson International, Inc., a Delaware corporation, Mattson Wet Products, Inc., a Pennsylvania corporation, Mattson Technology Finance, Inc., a Delaware corporation, and SCP Global Technologies, Inc., an Idaho corporation.		(1)
2.6	First Amendment to Stock and Asset Purchase Agreement for Wet Products Division dated as of March 17, 2003, by and among Mattson Technology, Inc., a Delaware corporation, Mattson International, Inc., a Delaware corporation, Mattson Wet Products, Inc., a Pennsylvania corporation, Mattson Technology Finance, Inc., a Delaware corporation, and SCP Global Technologies, Inc., an Idaho corporation.		(1)
2.7	Second Amendment to Stock and Asset Purchase Agreement for Wet Products Division dated as of December 5, 2003, by and among Mattson Technology, Inc., a Delaware corporation, Mattson International, Inc., a Delaware corporation, Mattson Wet Products, Inc., a Pennsylvania corporation, Mattson Technology Finance, Inc., a Delaware corporation, and SCP Global Technologies, Inc., a Delaware corporation.		(2)
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.		(3)
3.2	Third Amended and Restated Bylaws of Mattson Technology, Inc.		(4)
4.1	Form of Share Purchase Agreement.		(5)
4.2	Share Purchase Agreement between Mattson Technology, Inc. and STEAG Electronic Systems AG dated April 4, 2002.		(6)
4.3	Form of Senior Indenture.		(7)
4.4	Form of Senior Debt security (included in Exhibit 4.3).
4.5	Form of Subordinated Indenture.		(7)
4.6	Form of Subordinated Debt security (Included in Exhibit 4.5).
10.2	1989 Stock Option plan, as amended	C	(4)
10.3	1994 Employee Stock Purchase Plan	C	(8)
10.4	Form of Indemnity Agreement	C	(9)
10.5	Stockholder Agreement by and among STEAG Electronic Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, Mattson Technology, Inc., a Delaware corporation, and Brad Mattson.		(10)
10.6	Amendment to Stockholder Agreement dated as of November 5, 2001, by and between STEAG Electronic Systems AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, and Mattson Technology, Inc., a Delaware corporation.		(11)
10.7	Executive Change of Control agreement between Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.	C	(4)

10.8	Form of Executive Change of Control agreement Between Mattson Technology, Inc. and its Executive Vice Presidents and Product Division Presidents.	C	(4)
10.12	Sublease agreement dated February 27, 2003, by and between Lam Research Corporation, a Delaware Corporation, and Mattson Technology, Inc., a Delaware Corporation, for lease of building.		(12)
10.13	Lease agreement dated September 2, 2001, by and between RENCO EQUITIES IV, a California partnership, and Lam Research Corporation, a Delaware Corporation, for lease of building.		(12)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on April 1, 2003.

(2)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. annual report on Form 10-K filed on March 15, 2004.

(3)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K/A filed on January 30, 2001.

(4)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(5)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. Registration Statement on Form S-3 (File No. 333-86072) filed on April 12, 2002.

(6)
Incorporated by reference to corresponding exhibit to Schedule 13 D/A filed by RAG Aktiengesellschaft on May 8, 2002.

(7)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. Registration Statement on Form S-3 (File No. 333-111527) filed on December 23, 2003.

(8)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 6, 2004.

(9)
Incorporated by reference to Appendix B to the Mattson Technology, Inc. Proxy Statement filed on June 20, 1997.

(10)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on January 16, 2001.

(11)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. annual report on Form 10-K filed on April 1, 2002.

(12)
Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on May 14, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTSON TECHNOLOGY, INC. (Registrant)
By:	/s/ DAVID DUTTON David Dutton President, Chief Executive Officer and Director
By:	/s/ LUDGER VIEFHUES Ludger Viefhues Executive Vice President — Finance and Chief Financial Officer

March 22, 2005

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

Signature	Title	Date

/s/ DAVID DUTTON David Dutton	President, Chief Executive Officer and Director	March 22, 2005
/s/ LUDGER VIEFHUES Ludger Viefhues	Executive Vice President — Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005
/s/ JOCHEN MELCHIOR Dr. Jochen Melchior	Chairman of the Board and Director	March 22, 2005
/s/ HANS-GEORG BETZ Hans-Georg Betz	Director	March 22, 2005

/s/ SHIGERU NAKAYAMA Shigeru Nakayama	Director	March 22, 2005
/s/ KENNETH SMITH Kenneth Smith	Director	March 22, 2005
/s/ KENNETH KANNAPPAN Kenneth Kannappan	Director	March 22, 2005
/s/ WILLIAM TURNER William Turner	Director	March 22, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in thousands)

Fisal Year	Balance at Beginning of Year	Wet Business Disposition Adjustments	Additions— Charged to Income	Deductions and Other	Balance at End of Year
2004	$5,567	$—	$1,950	$(1,125)	$6,392
2003	$10,552	$(1,432)	$—	$(3,553)	$5,567
2002	$12,473	$—	$—	$(1,921)	$10,552

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

QuickLinks

MATTSON TECHNOLOGY, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS