Form 10-Q
period 2005-03-27
MATTSON TECHNOLOGY INC
filed 2005-05-06
CIK 928421

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-24838

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

        Number of shares of common stock outstanding as of May 2, 2005: 51,732,214.

MATTSON TECHNOLOGY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)

	March 27, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79,375	$89,653
Short-term investments	3,915	2,488
Restricted cash	512	511
Accounts receivable, net	57,395	58,288
Advance billings	18,840	16,793
Inventories	44,243	43,509
Inventories—delivered systems	6,074	5,258
Prepaid expenses and other assets	12,159	11,233

Total current assets	222,513	227,733
Property and equipment, net	25,601	27,396
Goodwill	24,451	24,451
Intangibles, net	12,397	12,897
Other assets	1,108	950

Total assets	$286,070	$293,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,560	$19,122
Accrued liabilities	41,038	47,705
Deferred revenue	27,961	30,313

Total current liabilities	90,559	97,140

Long-term liabilities:
Deferred income tax liabilities	4,711	4,901

Total long-term liabilities	4,711	4,901

Total liabilities	95,270	102,041

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares; 52,097 shares issued and 51,722 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,038	610,690
Accumulated other comprehensive income	13,105	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(431,408)	(432,396)

Total stockholders' equity	190,800	191,386

Total liabilities and stockholders' equity	$286,070	$293,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
Net sales	$55,065	$53,125
Cost of sales	32,789	30,717

Gross profit	22,276	22,408

Operating expenses:
Research, development and engineering	6,313	4,896
Selling, general and administrative	14,175	12,947
Amortization of intangibles	500	328

Total operating expenses	20,988	18,171

Income from operations	1,288	4,237
Interest expense	(58)	(9)
Interest income	444	219
Other expense, net	(798)	(864)

Income before income taxes	876	3,583
Provision (benefit) for income taxes	(112)	269

Net income	$988	$3,314

Net income per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07
Shares used in computing net income per share:
Basic	51,344	47,463
Diluted	52,812	49,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net income	$988	$3,314
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,307	1,313
Deferred taxes	(190)	(175)
Allowance for doubtful accounts	(783)	500
Inventory valuation charge	1,287	348
Amortization of intangibles	500	328
Loss on disposal of fixed assets	—	77
Stock-based compensation expense recognized for non-employee option grants	71	—
Changes in assets and liabilities:
Accounts receivable	1,515	(17,025)
Advance billings	(2,047)	(3,732)
Inventories	(2,573)	(8,785)
Inventories—delivered systems	(816)	(2,001)
Prepaid expenses and other current assets	(680)	743
Other assets	(13)	84
Accounts payable	2,173	4,749
Accrued liabilities	(7,100)	(2,639)
Deferred revenue	(2,352)	4,878

Net cash used in operating activities	(7,713)	(18,023)

Cash flows from investing activities:
Purchases of property and equipment	(840)	(2,545)
Proceeds from the sale of equipment	5	—
Purchases of available-for-sale investments	(3,320)	(16,250)
Proceeds from sales and maturities of available-for-sale investments	1,900	6,650

Net cash provided by (used in) investing activities	(2,255)	(12,145)

Cash flows from financing activities:
Restricted cash	(1)	—
Proceeds from the issuance of Common Stock, net of offering costs	—	46,592
Proceeds from stock plans	1,277	110

Net cash provided by financing activities	1,276	46,702

Effect of exchange rate changes on cash and cash equivalents	(1,586)	(164)

Net increase (decrease) in cash and cash equivalents	(10,278)	16,370
Cash and cash equivalents, beginning of period	89,653	56,915

Cash and cash equivalents, end of period	$79,375	$73,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-K. The Company's Form 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission (SEC) website. The address of that site is http://www.sec.gov. The Company also posts the Form 10-K, Forms 10-Q and Forms 8-K on the Company's corporate website at http://www.mattson.com.

        The Company's current year will end December 31, 2005 and includes 52 weeks. The Company closes its fiscal quarters on the last Sunday of March, June, and September and on December 31. The latest fiscal quarter ended March 27, 2005. The results of operations for the quarter ended March 27, 2005 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2005.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Restricted Cash

        The Company had $0.5 million of restricted cash collateral for the Company's corporate credit cards at March 27, 2005.

  Reclassifications

        Certain amounts presented in the comparative financial statements for prior fiscal periods have been reclassified to conform to the fiscal 2005 presentation.

        Auction Rate Securities Through the Third Fiscal Quarter of 2004.    The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the auction and the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, based on the Company's ability to either liquidate its holdings or roll its investment over to the next reset period.

        Based upon the Company's re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the Company's consolidated balance sheets for the appropriate periods. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

  Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued Release 33-8568 amending the effective date of SFAS 123R. As a result, the Company will be required to comply with SFAS 123R and SAB 107 effective the first quarter of 2006. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on its consolidated financial position, results of operations and cash flows.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of adopting this Statement.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of SFAS 153 will not have a significant effect on its financial statements.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision and was effective immediately upon issuance. The Company believes that the adoption of SFAS 109-2 will not have a significant effect on its financial statements.

  Stock-Based Compensation

        The Company uses the intrinsic value-based method as prescribed in the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Stock-based compensation for non-employees is based on the fair value of the related stock or options. If compensation had been determined based on the fair value at the grant date for awards for the quarters ended March 27, 2005 and March 28, 2004, consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands, except per share amounts)
Net income:	$988	$3,314
As reported
Deduct: Total employee stock-based compensation expense determined under fair value method, net of tax	(1,085)	(1,270)

Pro forma net income (loss)	$(97)	$2,044

Diluted net income (loss) per share:
As reported	$0.02	$0.07
Pro forma	$—	$0.04

        The fair value of the Company's stock options and stock purchase plan awards were estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of certain assumptions, including expected stock price volatility and the estimated life of each option. The fair value of all of the Company's stock-based awards was estimated assuming no expected dividends and estimates of expected option life, stock volatility and risk-free interest rate at the time of grant. The fair value of the Company's stock-based awards and employees' stock purchase rights granted in the quarters ended March 27, 2005 and March 28, 2004 were estimated using the following weighted-average assumptions:

	Options		ESPP
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	91%	99%	52%	67%
Risk-free interest rate	4.1%	2.7%	2.8%	1.0%
Expected life of options	4 years	5 years	0.5 year	0.5 year

Note 2. Balance Sheet Detail

	March 27, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents:
Cash in bank	$36,958	$44,076
Money market funds	32,602	44,180
Commercial paper and notes	9,815	1,397

	$79,375	$89,653

Short-term investments:
Commercial paper and notes	$3,915	$2,488

Inventories, net:
Purchased parts and raw materials	$33,156	$34,971
Work-in-process	7,913	4,679
Finished goods	3,174	3,859

	$44,243	$43,509

Property and equipment, net:
Machinery and equipment	$40,115	$38,451
Furniture and fixtures	13,892	14,343
Leasehold improvements	12,675	12,587

	66,682	65,381
Less: accumulated depreciation	(41,081)	(37,985)

	$25,601	$27,396

Accrued liabilities:
Warranty	$16,091	$16,044
Accrued compensation and benefits	6,435	8,728
Income taxes payable	4,564	4,529
Other	13,948	18,404

	$41,038	$47,705

        All short-term investments as of March 27, 2005 have maturities of less than one year and are marked to market with no significant unrealized gains (losses) recorded under other comprehensive income (See Note 5 to Condensed Consolidated Financial Statements).

        As of March 27, 2005 and December 31, 2004, the reserve for excess and obsolete inventories was $19.7 million and $20.8 million, respectively.

Note 3. Goodwill and Intangible Assets

        The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances:

	March 27, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Goodwill	$24,451	$—	$24,451	$24,451	$—	$24,451
Developed technology	18,265	(5,868)	12,397	18,265	(5,368)	12,897

Total goodwill and intangible assets	$42,716	$(5,868)	$36,848	$42,716	$(5,368)	$37,348

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually during the fourth quarter of each year and more frequently if an event or circumstance indicates that an impairment loss has occurred. There were no events or changes in circumstances during the first quarter of 2005, which would have triggered an impairment review. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

        The Company recorded amortization expense for its developed technology of $0.5 million and $0.3 million for the quarter ended March 27, 2005 and March 28, 2004, respectively. Annual amortization expense is estimated to be $2.0 million for 2005 and $0.7 million for years 2006 to 2009.

Note 4. Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands except per share amounts)
Numerator:
Net income	$988	$3,314

Denominator:
Basic average shares outstanding	51,344	47,463
Effect of potential dilutive securities:
Stock option plans	1,178	1,812
Escrow shares related to Vortek acquisition	290	—

Diluted average shares outstanding	52,812	49,275

Net income per share—Basic	$0.02	$0.07

Net income per share—Diluted	$0.02	$0.07

        For the quarters ended March 27, 2005 and March 28, 2004, outstanding stock options for 3.4 million and 1.5 million shares of common stock, respectively, were excluded from the computations because the options' exercise prices exceeded the average market price of the Company's common stock in these periods and their inclusion would be antidilutive.

Note 5. Comprehensive Income (Loss)

        The following are the components of comprehensive income (loss):

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands)
Net income	$988	$3,314
Cumulative translation adjustments	$(2,919)	$(169)
Unrealized investment gain (loss)	(3)	8

Comprehensive income (loss)	$(1,934)	$3,153

        The balance of accumulated other comprehensive income is as follows:

	March 27, 2005	December 31, 2004
	(in thousands)
Cumulative translation adjustments	$13,109	$16,028
Unrealized investment loss	(4)	(1)

	$13,105	$16,027

Note 6. Reportable Segments

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

        The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	March 27, 2005		March 28, 2004
	(in thousands)%		(in thousands)%
United States	$8,888	16	$4,151	8
Taiwan	15,214	28	19,456	37
Japan	10,273	19	10,481	20
Korea	7,989	14	7,616	14
China	5,618	10	4,452	8
Germany	4,274	8	5,116	10
Europe—others	1,579	3	871	1
Singapore	1,225	2	982	2
Others	5	—	—	—

	$55,065	100	$53,125	100

        For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the first quarter of 2005, two customers accounted for 17% and 13% of net sales. In the first quarter of 2004, two customers accounted for 19% and 13% of net sales.

        Geographical information relating to the Company's property and equipment as of March 27, 2005 and December 31, 2004 is as follows:

	March 27, 2005		December 31, 2004
	(in thousands)%		(in thousands)%
The United States	$16,710	66	$17,488	64
Germany	7,549	29	8,290	30
Others	1,342	5	1,618	6

	$25,601	100	$27,396	100

Note 7. Debt

        As of March 27, 2005, the Company had a $20 million revolving line of credit with a bank, which expired in April 2005. In April 2005, this line of credit was renewed with an expiration date in April 2006 and a credit limit of $10 million, which may be increased to $20 million at the option of the Company. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance and a domestic minimum cash balance of unrestricted cash and cash equivalents, and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At March 27, 2005, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

        On June 10, 2004 the Company's Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.7 million at March 27, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of March 27, 2005. The facility has an indefinite term, subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At March 27, 2005, there was no borrowing under this credit facility.

        On March 30, 2004, the Company's Japanese subsidiary entered into an overdraft facility with a Japanese bank in the amount of 100 million Yen (approximately $0.9 million at March 27, 2005). The facility was not collateralized and was subject to variable interest rates. The facility expired on March 30, 2005, and no renewal has been arranged since its expiration. There are no financial covenant requirements for this credit facility. At March 27, 2005, there was no borrowing under this credit facility.

Note 8. Share Offerings

        On February 17, 2004, the Company sold approximately 4.3 million newly issued shares of common stock, and STEAG Electronic Systems AG (STEAG) sold approximately 4.3 million already outstanding shares of Company common stock, in an underwritten public offering priced at $11.50 per share. This resulted in proceeds to the Company, net of underwriting discounts and transaction expenses, of approximately $46.6 million as shown in the condensed consolidated statements of cash flows, which was reduced to $46.4 million as related transaction expenses were finalized through the third quarter of 2004. The Company used the net proceeds received from the offering for general corporate purposes, including working capital requirements and potential strategic acquisitions or investments. The Company did not receive any proceeds from the sale of shares by STEAG. STEAG remained the Company's single largest stockholder, holding 9,132,291 shares, or 17.7%, of the approximately 51,722,319 million outstanding shares of the Company's common stock outstanding as of March 27, 2005.

Note 9. Related Party Transactions

        On February 17, 2004, STEAG sold approximately 4.3 million shares of the Company's common stock in an underwritten public offering at $11.50 per share. As of March 27, 2005, STEAG continued to hold 8,861,144 shares directly, and 271,147 shares indirectly, or 17.7%, of the 51,722,319 million outstanding shares of the Company's common stock.

        At March 27, 2005, the Company had receivables from two employees of approximately $21,000 in aggregate.

        On March 17, 2003, the Company subleased its Pliezhausen, Germany property to SCP Global Technologies (SCP), as a result of the divestiture of the Wet Products Division to SCP. Under the sublease, SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company was responsible for the future lease costs of approximately $2.6 million through August 2006, net of recovery efforts and any sublease income. In December 2004, the Company entered into an agreement with the landlord to terminate the lease and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. As a result, the Company has been released from any further legal commitments under the lease with effect from January 1, 2005. During the first quarter of 2005, the Company paid $0.4 million under the first installment. The landlord for this property is an affiliate of STEAG, the Company's largest stockholder.

        On October 27, 2004, the Company completed the acquisition of Vortek Industries Ltd. ("Vortek"), a privately held corporation amalgamated under the laws of British Columbia. Vortek is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers, for use in the manufacture of semiconductors. Vortek is based in Vancouver, Canada. As consideration for the acquisition of Vortek, the Company issued an aggregate of 1,452,808 shares of Company common stock, which represented approximately 2.8% of the outstanding common shares of the Company. The Company acquired debt and equity ownership interests in Vortek from: Trian Equities Ltd., BCI Ventures Inc., Lake Street Capital Fund I, L.P., Ventrum GmbH & Co., West STEAG Partners GmbH ("WSP"), and seven individuals who are associated with WSP (collectively the "Vortek Sellers"). WSP is a venture capital firm, 50% of the equity capital of which is owned by STEAG. WSP received 271,147 shares of Company common stock as a result of the Vortek acquisition. Two of the individual Vortek Sellers are members of the Board of Directors of the Company, and were at the time of the transaction affiliated with STEAG or WSP. Dr. Jochen Melchior is a director and the Chairman of the Board of the Company, and was until December 2004 the Chairman of the Supervisory Board of STEAG and the Chairman of the Supervisory Board of WSP. He received 275 shares of Company common stock as a result of the Vortek transaction. Dr. Hans Betz is a director and a member of the Audit Committee of the Company. Dr. Betz has been Chief Executive Officer of WSP since August 2001. He received 889 shares of Company common stock as a result of the transaction. In connection with the Vortek acquisition, the Company entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, with the Vortek Sellers pursuant to which the Company agreed to register 80% of the shares issued in the Vortek acquisition under the Securities Act of 1933, and the Vortek Sellers agreed to certain restrictions on the transfer of such shares.

Note 10. DNS Patent Infringement Suit Settlement

        On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the wet surface preparation products (Wet Business), the Company sold to SCP the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and royalties.

        The Company received no payment from DNS during the quarter ended March 27, 2005. As of March 27, 2005, DNS has made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS as of March 27, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

        The Company determined, based on estimated relative fair values, how much of the aggregate payments due to the Company were attributable to past disputes and how much were attributable to future royalties on DNS sales of the wet processing products. The Company allocated $15.0 million to past damages and recorded this amount in the statement of operations in 2002, and allocated $60.0 million as income to be recognized in the statement of operations on a straight-line basis over the license term. All DNS payments are reported as royalty income and recognized as net sales. Net sales for the first quarters ended March 27, 2005 and March 28, 2004 each included royalties of $3.2 million from DNS.

        The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2005, 2006 and 2007, totaling $18.0 million.

Note 11. Guarantees

        The warranty offered by the Company on its system sales generally ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly. The following table summarizes changes in the product warranty accrual for the quarters ended March 27, 2005 and March 28, 2004:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands)
Balance at beginning of period	$16,044	$16,508
Accrual for warranties issued during the period	2,880	4,338
Changes in liability related to pre-existing warranties	(7)	—
Settlements made during the period	(2,826)	(3,521)

Balance at end of period	$16,091	$17,325

        During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $0.8 million, representing standby letters of credit outstanding and guarantees related to total outstanding balances on corporate credit cards as of March 27, 2005. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 12. Restructuring and Other Charges

        The following table summarizes activities relating to restructuring and other charges for the quarter ended March 27, 2005:

Consolidation of Excess Facilities
(in thousands)
Balance at December 31, 2004	$1,014
Cash payments during the period	(319)

Balance at March 27, 2005	$695

        At December 31, 2004, the Company had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to its 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California in 2004. During the quarter ended March 27, 2005, the Company paid $319,000 for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $695,000 as of March 27, 2005.

Note 13. Commitments and Contingencies

        The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments over the initial term, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts from expected sublease income, various assumptions were made, including the time period over which the building will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.5 million, net of expected sublease income, under certain circumstances. The Company expects to make payments related to the above noted facilities lease losses over the next fourteen years, less any sublet amounts. Adjustments for the facilities leases will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. As a result, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, the Company's largest stockholder. During the first quarter of 2005, the Company paid $0.4 million under the first installment. The Company had fully accrued for the costs related to this lease.

        In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.8 million at March 27, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.8 million at March 27, 2005) less any royalties paid by Vortek or the Company to the Minister.

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

Note 14. Income Taxes

        The provision for income taxes reflected a tax benefit of $112,000 for the quarter ended March 27, 2005. The tax benefit was primarily due to the amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek. Excluding the amortization of the deferred tax liability, the Company would have reported a tax expense of $78,000. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. At March 27, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance, and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason.

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

        This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

        We are the leading supplier of dry strip equipment and the second largest supplier of rapid thermal processing equipment in the global semiconductor industry. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

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

        In 2004 and the first quarter of 2005, we continued to streamline our internal operations and adjust our manufacturing resources with the goal of creating a more flexible organization that can operate profitably through changing industry cycles. Our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics and subsystem design to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in Strip and RTP, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

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

        For the quarter ended March 27, 2005 our net sales were $55.1 million, an increase of 3.7% from $53.1 million for the same quarter last year, primarily due to increases in system sales of $1.5 million. Gross profit margin for the quarter ended March 27, 2005 was 40.5%, a decrease of 1.7 percentage points from 42.2% for the first quarter of 2004. The decrease was primarily due to differences in the mix of system sales revenue and installation service revenue recognized in the two periods. Operating expenses for the quarter ended March 27, 2005 were $21.0 million, $2.8 million higher than the $18.2 million reported for the first quarter of 2004 as that quarter included a cost recovery of $1.3 million received from an alliance partner under a cost sharing agreement in connection with a research and development (R&D) project. Operating expenses as a percentage of net sales were 38.2% for the first quarter of 2005, compared with 34.2% for the first quarter of 2004.

        During the quarter ended March 27, 2005, we used net cash of $7.7 million in operating activities. Cash, cash equivalents, short-term investments and restricted cash totaled $83.8 million as of March 27, 2005.

Reclassifications

        Certain prior period amounts have been reclassified. These reclassifications do not affect our net income or loss, cash flows or stockholders' equity.

        Auction Rate Securities Through the Third Fiscal Quarter of 2004.    We have reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the auction and the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

        Based upon our re-evaluation of these securities, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in our consolidated balance sheets of the appropriate periods. We sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets and income taxes as critical to our business operations and an understanding of our results of operations.

        Revenue Recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been performed, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

        In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

        We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the first quarter of 2005 which triggered an impairment review.

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

        During the first quarters ended March 27, 2005 and 2004, we did not record any impairment charge.

        Income Taxes.    We recorded a 100% valuation allowance against our net deferred tax asset as we cannot conclude that it is more likely than not that we will realize our net deferred tax asset as of March 27, 2005. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance, which would increase income in the period of adjustment.

Results of Operations

        The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended
	March 27, 2005	March 28, 2004
Net sales	100.0%	100.0%
Cost of sales	59.5	57.8

Gross profit	40.5	42.2

Operating expenses:
Research, development and engineering	11.5	9.2
Selling, general and administrative	25.8	24.4
Amortization of intangibles	0.9	0.6

Total operating expenses	38.2	34.2

Income from operations	2.3	8.0
Interest and other income (expense), net	(0.7)	(1.3)

Income before income taxes	1.6	6.7
Provision (benefit) for income taxes	(0.2)	0.5

Net income	1.8%	6.2%

  Net Sales

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands)
Net sales	$55,065	$53,125
Change from prior year	$1,940

        Net sales in the first quarter of 2005 increased over the same period of 2004, primarily due to an increase in system sales of $1.5 million. Net sales for the first quarter for both 2005 and 2004 included royalty income of $3.2 million.

        Our deferred revenue at March 27, 2005 decreased to $28.0 million from $30.3 million at December 31, 2004, primarily due to recognition of $3.2 million in DNS royalty payments in the first quarter of 2005, partially offset by an increase in deferred revenue for system shipments in the first quarter of 2005.

        International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including China, Korea, Singapore and Taiwan accounted for 84% and 92% of total net sales for the first quarters of 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our sales.

  Gross Profit and Gross Profit Margin

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands)
Gross Profit	$22,276	$22,408
Change from prior year	$(132)

        Gross profit in the first quarter of 2005 decreased by $0.1 million compared to the first quarter of 2004. Although net sales increased by $1.9 million in the first quarter of 2005, this was more than offset by a higher cost of sales in the first quarter of 2005 resulting from an inventory valuation charge of $1.3 million for excess and obsolete inventories and adverse price and volume variances of $1.0 million related to direct cost and manufacturing overheads. Net sales for the first quarter for both 2005 and 2004 included DNS royalty income of $3.2 million.

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in percentages)
Gross profit margin	40.5%	42.2%

        Gross profit margin in the first quarter of 2005 decreased by 1.7 percentage points compared to the first quarter of 2004. This was primarily due to differences in the mix of system sales revenue and installation service revenue recognized in the two periods.

        Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. We continue to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our "cyclically flexible enterprise" business model, which is designed to enable us to expand and contract our manufacturing capacity to meet market conditions. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale and overhead absorption levels.

  Research, Development and Engineering

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands, except percentages)
Research, development and engineering	$6,313	$4,896
Percentage of net sales	11.5%	9.2%
Change from prior year	$1,417

        Research, development and engineering expenses increased in amount and as a percentage of net sales in the first quarter of 2005 compared to the same period of 2004 as that quarter included a cost recovery of $1.3 million received from an alliance partner under a cost sharing agreement in connection with an R&D project.

  Selling, General and Administrative

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands, except percentages)
Selling, general and administrative	$14,175	$12,947
Percentage of net sales	25.8%	24.4%
Change from prior year	$1,228

        Selling, general and administrative (SG&A) expenses for the first quarter of 2005 increased compared to the same period of 2004, primarily due to increases in compensation expenses of $0.9 million, outside service costs of $0.8 million and depreciation expenses of $0.8 million, partially offset by a decrease of $1.3 million in bad debt expense. Higher compensation expenses were primarily due to increased headcount in selling and marketing functions as a result of our Vortek acquisition and our newly opened regional support center in Israel in January 2005. Higher outside service costs were due to increased use of outsourcing services, mainly related to Sarbanes-Oxley compliance. Higher depreciation expenses were due to the completion of the leasehold improvements related to the consolidation of our manufacturing facilities into our headquarters located in Fremont, California and our new enterprise resource planning system. The decrease in bad debt expense was due to the release of $0.8 million of allowance for doubtful accounts resulting from the collection of previously reserved accounts receivable during the first quarter of 2005, compared to a charge of $0.5 million for allowance for doubtful accounts in the first quarter of 2004. Thus, SG&A expenses as a percentage of net sales for the first quarter of 2005 compared to the same period in 2004 increased by 1.4%.

  Amortization of Intangibles

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands, except percentages)
Amortization of intangibles	$500	$328
Percentage of net sales	0.9%	0.6%
Change from prior year	$172

        Amortization of intangibles for the first quarter of 2005 increased compared to the same period in 2004 due to the amortization of intangible assets resulting from our acquisition of Vortek Industries Ltd.

  Restructuring and Other Charges

        At December 31, 2004, we had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to our 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into our current headquarters based in Fremont, California in 2004. During the quarter ended March 27, 2005, we paid $319,000 for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $695,000 as of March 27, 2005.

  Interest and Other Income (Expense), Net

	Three Months Ended
	March 27, 2005	March 28, 2004
	(in thousands, except percentages)
Interest expense	$58	$9
Percentage of net sales	0.1%	—
Change from prior year	$49
Interest income	$444	$219
Percentage of net sales	0.8%	0.4%
Change from prior year	$225
Other expense, net	$798	$864
Percentage of net sales	1.4%	1.7%
Change from prior year	$(66)

        Interest income increased in the first quarter of 2005 compared with the same period of 2004, primarily due to higher average interest rates. Interest expense in the first quarter of 2005 increased compared to the same period of 2004, primarily due to interest expenses paid on bank overdrafts by our subsidiary in Israel. Other expense, net for the first quarter of 2005 included a realized foreign exchange loss of $1.3 million on forward foreign exchange contracts settled during the first quarter of 2005, partially offset by other realized and unrealized foreign currency exchange gains of $0.2 million and miscellaneous income of $0.2 million.

  Provision for Income Taxes

        The provision for income taxes reflected a tax benefit of $112,000 for the quarter ended March 27, 2005. The tax benefit was primarily due to the amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of the STEAG Semiconductor division and Vortek. Excluding the amortization of the deferred tax liability, we would have reported a tax expense of $78,000. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. At March 27, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a full valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

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

Liquidity and Capital Resources

        Our cash, cash equivalents (excluding restricted cash) and short-term investments were $83.3 million at March 27, 2005, a decrease of $8.8 million from $92.1 million as of December 31, 2004. Stockholders' equity at March 27, 2005 was $190.8 million.

  Credit Arrangements

        As of March 27, 2005, we had a $20 million revolving line of credit with a bank, which expired in April 2005. In April 2005, this line of credit was renewed with an expiration date in April 2006 and a credit limit of $10 million, which may be increased to $20 million at our option. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance and a domestic minimum cash balance of unrestricted cash and cash equivalents and a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At March 27, 2005, we were in compliance with the covenants, and there was no borrowing under this credit line.

        Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.7 million at March 27, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of March 27, 2005. The facility will continue indefinitely unless either party notifies the other party to terminate the facility. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At March 27, 2005, the Japanese subsidiary had no borrowing under this credit facility.

        On March 30, 2004, our Japanese subsidiary entered into an overdraft facility with a Japanese bank in the amount of 100 million Yen (approximately $0.9 million at March 27, 2005). The facility was not collateralized and was subject to variable interest rates. The facility expired on March 30, 2005, and no renewal has been arranged since its expiration. There are no financial covenant requirements for this credit facility. At March 27, 2005, there was no borrowing under this credit facility

  Off-Balance-Sheet Arrangements

        As of March 27, 2005, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

  Contractual Obligations

        Under U.S. Generally Accepted Accounting Principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

        In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. We had fully accrued for the costs related to this lease. See Notes 9 and 13 to Condensed Consolidated Financial Statements.

        In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.8 million at March 27, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.8 million at March 25, 2005) less any royalties paid by Vortek or us to the Minister.

  Other Commitments and Legal Settlements

        On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

        We received no payment from DNS during the quarter ended March 27, 2005. As of March 27, 2005, DNS has made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS as of March 27, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, we received a $3.1 million withholding tax refund from the Japanese tax authority in respect of DNS's payments to us.

        We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2005, 2006 and 2007, totaling $18.0 million.

  Liquidity and Capital Resources Outlook

        As of March 27, 2005, we had cash, cash equivalents (excluding restricted cash) and short-term investments of $83.3 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

  Cash Flows from Operating Activities

        Net cash used in operations during the first quarter of 2005 was $7.7 million, primarily due to a net decrease in accrued liabilities and accounts payable of $4.9 million, a decrease in deferred revenue of $2.4 million and increases in inventories of $2.6 million and advanced billings of $2.0 million, partially offset by a depreciation charge of $2.3 million and an inventory valuation charge of $1.3 million. The net decrease of $4.9 million in accrued liabilities and accounts payable was mainly due to payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $0.4 million related to our surrendered building leases in Germany, payments of accrued lease termination costs of $0.3 million, payments of miscellaneous accrued expenses of $0.9 million. Deferred revenue decreased by $2.4 million, primarily due to recognition of $3.2 million in DNS royalty payments as net sales during the first quarter of 2005. Inventories increased by $2.6 million due to the build-up of work-in-progress to meet anticipated higher system shipments in April 2005. Advanced billings increased by $2.0 million as a result of deferred revenue of $11.8 million associated with systems shipped in the first quarter of 2005, partially offset by deferred revenue of $9.8 million for shipments in prior periods recognized during the first quarter of 2005. An inventory valuation charge of $1.3 million was incurred for excess and obsolescence provision for spare parts and demonstration and evaluation tools.

        Net cash used in operations during the first quarter of 2004 was $18.0 million, primarily attributable to an increase of $17.0 million in accounts receivable, due to increased shipments during the last month of the quarter; and an increase of $8.8 million in inventories due to ramping up of manufacturing of products in response to a higher number of systems orders. The cash used in operating activities was partially offset by an increase of $4.7 million in accounts payable due to timing of payments and build up of inventories.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

  Cash Flows from Investing Activities

        Net cash used in investing activities during the first quarter of 2005 was $2.3 million, primarily due to purchases of $3.3 million of available-for-sale investments and capital spending of $0.8 million for computer equipment and software, partially offset by proceeds of $1.9 million from sales and maturities of available-for-sale investments.

        Net cash used in investing activities during the first quarter of 2004 was $12.1 million, due to purchases of $16.3 million of available-for-sale investments and capital expenditure of $2.5 million on property and equipment, partially offset by proceeds of $6.7 million from sales and maturities of available-for-sale investments.

  Cash Flows from Financing Activities

        Net cash provided by financing activities during the first quarter of 2005 was $1.3 million, attributable to net proceeds of $1.3 million from stock options exercised and stock purchases under our employee stock purchase plan.

        Net cash provided by financing activities during the first quarter of 2004 was $46.7 million, primarily attributable to the net proceeds of $46.6 million received from our underwritten public offering of approximately 4.3 million shares of newly issued common stock at $11.50 per share, which was reduced to $46.4 million as related transaction expenses were finalized through the third quarter of 2004.

Capital Finance Transactions

        On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock in an underwritten public offering priced at $11.50 per share. This resulted in net proceeds to us of approximately $46.6 million. In the same offering, STEAG Electronic Systems AG (SES) sold approximately 4.3 million outstanding shares. Following this public offering, SES remains our largest stockholder, holding approximately 9.1 million shares, or approximately 17.7 percent, of the 51.7 million shares of our common stock outstanding as of March 27, 2005.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued Release 33-8568 amending the effective date of SFAS 123R. As a result, we will be required to comply with SFAS 123R and SAB 107 effective the first quarter of 2006. We are currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on our consolidated financial position, results of operations and cash flows.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the effects of adopting this Statement.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We believe that the adoption of SFAS 153 will not have a significant effect on our financial statements.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision and was effective immediately upon issuance. We believe that the adoption of SFAS 109-2 will not have a significant effect on our financial statements.

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

        International sales accounted for 84% of net sales in the first quarter of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in Taiwan, Japan, China, Korea and other Asian countries accounted for 73% of net sales in the first quarter of 2005, 79% of our net sales in 2004 and 71% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

        There are approximately 51.7 million shares of our common stock outstanding as of March 27, 2005, of which approximately 9.1 million (or 17.7%) are held beneficially by STEAG Electronic Systems AG and its affiliates (STEAG). STEAG has indicated that it plans to reduce its ownership in our common stock over time. If STEAG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.

We incurred net operating losses during 2001 to 2003. We may not achieve or maintain profitability on an annual basis.

        We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we were profitable for each of the four quarters in 2004 and the first quarter of 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

        The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, in the twelve months prior to March 27, 2005, the closing price range for our common stock was $7.05 to $14.38 per share.

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

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $42.4 million in cash equivalents and $3.9 million in short-term marketable securities as of March 27, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments, and our entire investment portfolio as of March 27, 2005 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction in the range between 0.01% to 0.02% in the market value of our investment portfolio as of March 27, 2005.

Foreign Currency Risk

        The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

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

        During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net. No new forward foreign exchange contracts were contracted during the first quarter of 2005. There was no forward foreign exchange contract outstanding as of March 27, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

PART II. OTHER INFORMATION

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

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Third Amended and Restated Bylaws of the Company.
31.1		Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2		Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

MATTSON TECHNOLOGY, INC. (Registrant)
Dated: May 6, 2005	By:	/s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)
Dated: May 6, 2005	By:	/s/ LUDGER VIEFHUES Ludger Viefhues Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Third Amended and Restated Bylaws of the Company.
31.1		Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2		Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on January 30, 2001.

(2)
Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands except per share amounts) (unaudited)
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 27, 2005 (Unaudited)
  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX