Form 10-Q
period 2005-06-30
MATTSON TECHNOLOGY INC
filed 2005-08-05
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-24838

Mattson Technology, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0208119
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

47131 Bayside Parkway
Fremont, California    94538
(Address of Principal Executive Offices including Zip Code)

(510) 657-5900
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      Number of shares of common stock outstanding as of August 1, 2005: 51,763,692.

Mattson Technology, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 26,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 85,878	$ 89,653
Short-term investments	11,188	2,488
Restricted cash	512	511
Accounts receivable, net of allowance for doubtful accounts of $5,757 and $6,392 in 2005 and 2004, respectively	42,260	58,288
Advance billings	20,210	16,793
Inventories	38,801	43,509
Inventories - delivered systems	5,455	5,258
Prepaid expenses and other assets	12,262	11,233
Total current assets	216,566	227,733
Property and equipment, net	23,512	27,396
Goodwill	24,451	24,451
Intangibles, net	11,897	12,897
Other assets	1,049	950
Total assets	$ 277,475	$ 293,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,984	$ 19,122
Accrued liabilities	38,677	47,705
Deferred revenue	31,132	30,313
Total current liabilities	81,793	97,140

Long-term liabilities:
Deferred income tax liabilities	4,521	4,901
Total long-term liabilities	4,521	4,901

Total liabilities	86,314	102,041

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,116 shares issued and 51,741 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,116	610,690
Accumulated other comprehensive income	10,050	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(428,070)	(432,396)
Total stockholders' equity	191,161	191,386
Total liabilities and stockholders' equity	$ 277,475	$ 293,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net sales	$ 57,060	$ 60,151	$ 112,125	$ 113,276
Cost of sales	33,681	34,148	66,470	64,865
Gross profit	23,379	26,003	45,655	48,411
Operating expenses:
Research, development and engineering	6,981	5,458	13,294	10,354
Selling, general and administrative	12,937	13,396	27,112	26,343
Amortization of intangibles	500	329	1,000	657
Total operating expenses	20,418	19,183	41,406	37,354
Income from operations	2,961	6,820	4,249	11,057
Interest expense	(45)	(27)	(103)	(36)
Interest income	479	306	923	525
Other income (expense), net	(441)	300	(1,239)	(564)
Income before income taxes	2,954	7,399	3,830	10,982
Provision (benefit) for income taxes	(384)	38	(496)	307
Net income	$ 3,338	$ 7,361	$ 4,326	$ 10,675

Net income per share:
Basic	$ 0.06	$ 0.15	$ 0.08	$ 0.22
Diluted	$ 0.06	$ 0.14	$ 0.08	$ 0.21
Shares used in computing net income per share:
Basic	51,442	49,817	51,394	48,660
Diluted	52,578	51,441	52,687	50,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 26,	June 27,
	2005	2004
Cash flows from operating activities:
Net income	$ 4,326	$ 10,675
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	4,532	2,575
Deferred taxes	(380)	(278)
Allowance for doubtful accounts	(585)	-
Inventory valuation charge	1,751	-
Amortization of intangibles	1,000	657
Loss on disposal of fixed assets	4	75
Stock-based compensation expense recognized for non-employee option grants	85	-
Changes in assets and liabilities:
Accounts receivable	16,122	(15,068)
Advance billings	(3,417)	(1,166)
Inventories	1,460	(15,625)
Inventories - delivered systems	(197)	(1,238)
Prepaid expenses and other current assets	(1,290)	(831)
Other assets	(174)	(132)
Accounts payable	(6,822)	(1,053)
Accrued liabilities	(8,049)	(1,066)
Deferred revenue	819	5,174
Net cash provided by (used in) operating activities	9,185	(17,301)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(7,499)
Proceeds from the sale of equipment	4	-
Purchases of available-for-sale investments	(12,380)	(16,750)
Proceeds from sales and maturities of available-for-sale investments	3,750	7,150
Net cash used in investing activities	(10,147)	(17,099)

Cash flows from financing activities:
Restricted cash	(1)	(1)
Proceeds from the issuance of common stock, net of offering costs	-	46,522
Proceeds from stock plans	1,341	325
Net cash provided by financing activities	1,340	46,846
Effect of exchange rate changes on cash and cash equivalents	(4,153)	(1,132)
Net increase (decrease) in cash and cash equivalents	(3,775)	11,314
Cash and cash equivalents, beginning of period	89,653	56,915
Cash and cash equivalents, end of period	$ 85,878	$ 68,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

Note 1.  Basis of Presentation and Stock-Based Compensation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end December 31, 2005 and include 52 weeks. The Company closes its fiscal quarters on the last Sunday of March, June, and September and on December 31. The latest fiscal quarter ended June 26, 2005. The results of operations for the three and six months ended June 26, 2005 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash

The Company had $0.5 million of restricted cash collateral for the Company's corporate credit cards at June 26, 2005.

Reclassifications

Certain amounts presented in the comparative financial statements for prior fiscal periods have been reclassified to conform to the fiscal 2005 presentation.

Auction Rate Securities Through the Third Fiscal Quarter of 2004. The Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the Company's consolidated balance sheets for the appropriate periods. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase of $16.8 million and sale of $7.2 million of auction rate securities for the six months ended June 27, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), "Share-Based Payment". SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for the Company beginning with the first fiscal quarter of 2006. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the company' s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on the company's Condensed Consolidated Financial Statements.

Stock-Based Compensation

The Company uses the intrinsic value-based method as prescribed in the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Stock-based compensation for non-employees is expensed based on the fair value of the related stock or options. If compensation had been determined based on the fair value at the grant date for awards for the three and six months ended June 26, 2005 and June 27, 2004, consistent with the provisions of SFAS No. 123, net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income:
As reported	$3,338	$7,361	$4,326	$10,675
Deduct: Total employee stock-based compensation expense determined under fair value method, net of tax	(1,256)	(1,158)	(2,341)	(2,428)
Pro forma net income	$2,082	$6,203	$1,985	$8,247

Basic net income per share:
As reported	$0.06	$0.15	$0.08	$0.22
Pro forma	$0.04	$0.12	$0.04	$0.17

Diluted net income per share:
As reported	$0.06	$0.14	$0.08	$0.21
Pro forma	$0.04	$0.12	$0.04	$0.16

The fair value of the Company's stock options and stock purchase plan rights were estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of certain assumptions, including expected stock price volatility and the estimated life of each option. The fair value of all of the Company's stock-based awards was estimated assuming no expected dividends and estimates of expected option life, stock volatility and risk-free interest rate at the time of grant.

The fair value of the Company's stock options granted and employees' stock purchase plan rights granted in the three and six months ended June 26, 2005 and June 27, 2004 were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	93%	99%	92%	99%
Risk-free interest rate	3.80%	3.60%	4.00%	2.90%
Expected life of options	4 years	5 years	4 years	5 years

ESPP:
Expected dividend yield	*	*	-	-
Expected stock price volatility	*	*	52%	67%
Risk-free interest rate	*	*	2.80%	1.00%
Expected life of options	*	*	0.5 year	0.5 year

* ESPP occurs only during the first and the third quarters each year.

Note 2.  Balance Sheet Details

	June 26,	December 31,
	2005	2004
	(in thousands)

Cash and cash equivalents:
Cash in bank	$ 39,421	$ 44,076
Money market funds	20,138	45,577
Commercial paper	21,129	-
United States government agency notes	5,190	-
	$ 85,878	$ 89,653

Short-term investments:
Commercial paper	$ 3,214	$ 2,488
United States government agency notes	6,720	-
Asset backed securities	1,254	-
	$ 11,188	$ 2,488

Inventories, net:
Purchased parts and raw materials	$ 28,798	$ 34,971
Work-in-process	7,210	4,679
Finished goods	2,793	3,859
	$ 38,801	$ 43,509

Property and equipment, net
Machinery and equipment	$ 39,129	$ 38,451
Furniture and fixtures	13,195	14,343
Leasehold improvements	12,303	12,587
	64,627	65,381
Less: accumulated depreciation	(41,115)	(37,985)
	$ 23,512	$ 27,396

Accrued liabilities:
Warranty	$ 15,069	$ 16,044
Accrued compensation and benefits	6,224	8,728
Income taxes payable	4,274	4,529
Other	13,110	18,404
	$ 38,677	$ 47,705

All short-term investments are marked to market with no significant unrealized gains (losses) recorded under other comprehensive income (See Note 10 to Condensed Consolidated Financial Statements). The maturities of short-term investments as of June 26, 2005 are shown below (in thousands):

June 26, 2005
Due within one year	$ 9,934
Due within one to five years	1,254
$ 11,188

As of June 26, 2005 and December 31, 2004, the reserve for excess and obsolete inventories was $18.5 million and $20.8 million, respectively. The utilization of reserve in 2005 did not affect the Company's consolidated financial position or results of operations.

Note 3. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances:

	June 26, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Goodwill	$ 24,451	$ -	$ 24,451	$ 24,451	$ -	$ 24,451
Developed technology	18,265	(6,368)	11,897	18,265	(5,368)	12,897
Total goodwill and
intangible assets	$ 42,716	$ (6,368)	$ 36,348	$ 42,716	$ (5,368)	$ 37,348

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually during the fourth quarter of each year and more frequently if an event or circumstance indicates that an impairment loss has occurred. There were no events or changes in circumstances during the three and six months ended June 26, 2005, which would have triggered an impairment review. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

The Company recorded amortization expense for its developed technology under cost of sales in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(in thousands)
Developed technology amortization	$ 500	$ 329	$ 1,000	$ 657

Annual amortization expense is estimated to be $2.0 million for 2005 and $0.7 million for years 2006 to 2009.

Note 4.  Accrued Restructuring and Other Charges

The following table summarizes activities relating to accrued restructuring and other charges during the six months ended June 26, 2005:

Consolidation
of Excess
Facilities
(in thousands)
Balance at December 31, 2004	$ 1,014
Cash payments	(450)
Balance at June 26, 2005	$ 564

At December 31, 2004, the Company had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to its 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California in 2004. During the three and six months ended June 26, 2005, the Company paid $131,000 and $450,000, respectively, for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $564,000 as of June 26, 2005. The remaining balance relates to the Exton, Pennsylvania leases which will expire March 31, 2019 (See Note 7).

Note 5.  Guarantees

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

The following table summarizes changes in the product warranty accrual for the three and six months ended June 26, 2005 and June 27, 2004:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$ 16,091	$ 17,325	$ 16,044	$ 16,508
Accrual for warranties issued during the period	2,970	3,235	5,850	7,573
Changes in liability related to pre-existing warranties	(5)	-	(12)	-
Settlements made during the period	(3,987)	(3,787)	(6,813)	(7,308)
Balance at end of period	$ 15,069	$ 16,773	$ 15,069	$ 16,773

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $0.8 million, representing standby letters of credit outstanding and guarantees related to total outstanding balances on corporate credit cards as of June 26, 2005. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company is a party to a variety of agreements, pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or with respect to certain intellectual property or tax-related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company's financial position or results of operations.

Note 6.  Borrowing Facilities

As of June 26, 2005, the Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit expires in April 2006. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At June 26, 2005, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

On June 10, 2004 the Company's Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.5 million at June 26, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of June 26, 2005. The facility has an indefinite term, subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At June 26, 2005, there was no borrowing under this credit facility.

Note 7.  Commitments and Contingencies

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments over the initial term, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts, from expected sublease income, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.5 million, net of expected sublease income. As of June 26, 2005 and December 31, 2004, the Company had an accrual balance of $1.3 million related to these leases. The Company expects to make payments related to the above noted lease losses over the next fourteen years, less any sublet amounts. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million at December 31, 2004) in four installments from January 2005 through September 2005. As a result, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, the Company's largest stockholder. During the first six months of 2005, the Company paid approximately $0.9 million under the first two installments. The Company had fully accrued for the costs related to this lease.

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.6 million at June 26, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.6 million at June 26, 2005) less any royalties paid by Vortek or the Company to the Minister.

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

Note 8. Stock Plans

2005 Stock Option Plan

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of 11,975,000 shares of common stock have been reserved for issuance. As of June 26, 2005, out of the total shares authorized for issuance under the 1989 and 2005 Plans, approximately 3,468,000 shares had been issued, 6,102,000 shares were subject to outstanding options, and 2,405,000 shares remained available for future grant.

The 2005 Plan amends the 1989 Plan to expand the types of stock-based incentives authorized under the 1989 Plan and to restate the 1989 Plan as the 2005 Plan. In addition to stock options, the 2005 Plan authorizes the grant of stock purchase rights, stock bonuses and restricted stock units. Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at prices at least 100% of the fair market value of the stock on the date of grant.

Note 9. Net Income Per Share

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands except per share amounts)
Numerator:
Net income	$ 3,338	$ 7,361	$ 4,326	$ 10,675

Denominator:
Basic average shares outstanding	51,442	49,817	51,394	48,660
Effect of potential dilutive securities:
Stock option plans	846	1,624	1,003	1,728
Escrow shares related to Vortek acquisition	290	-	290	-
Diluted average shares outstanding	52,578	51,441	52,687	50,388

Net income per share - Basic	$ 0.06	$ 0.15	$ 0.08	$ 0.22

Net income per share - Diluted	$ 0.06	$ 0.14	$ 0.08	$ 0.21

For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company's common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)
Number of potential dilutive securities excluded	4,655	1,588	3,821	1,531

Note 10. Comprehensive Income (Loss)

The balance of accumulated other comprehensive income is as follows:

	June 26,	December 31,
	2005	2004
	(in thousands)
Cumulative translation adjustments	$ 10,078	$ 16,028
Unrealized investment loss	(28)	(1)
	$ 10,050	$ 16,027

The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)
Net income	$ 3,338	$ 7,361	$ 4,326	$ 10,675
Cumulative translation adjustments	(3,031)	(1,282)	(5,950)	(1,451)
Unrealized investment gain (loss)	(24)	3	(27)	11
Comprehensive income	$ 283	$ 6,082	$ (1,651)	$ 9,235

Note 11.  Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	June 26, 2005		June 27, 2004
	(in thousands)%		(in thousands)%
United States	$6,787	12	$8,097	13
Taiwan	25,917	45	23,766	40
Korea	8,499	15	3,748	6
Japan	7,185	13	10,668	18
Germany	3,381	6	2,837	5
Singapore	2,623	5	1,603	3
China	1,702	3	8,258	14
Europe - others	896	1	1,174	1
Others	70	-	-	-
	$57,060	100	$60,151	100

	Six Months Ended
	June 26, 2005		June 27, 2004
	(in thousands)%		(in thousands)%
United States	$15,675	14	$12,248	11
Taiwan	41,131	37	43,222	38
Japan	17,458	16	21,149	19
Korea	16,488	15	11,364	10
Germany	7,655	7	7,953	7
China	7,320	6	12,710	11
Singapore	3,848	3	2,585	2
Europe - others	2,475	2	2,045	2
Others	75	-	-	-
	$112,125	100	$113,276	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the three months ended June 26, 2005, two customers each accounted for 15% of net sales. In the three months ended June 27, 2004, one customer accounted for 14% of net sales. For the six months ended June 26, 2005, two customers accounted for 16% and 10% of net sales. For the six months ended June 27, 2004, one customer accounted for 13% of net sales.

Geographical information relating to the Company's property and equipment as of June 26, 2005 and December 31, 2004 is as follows:

	June 26, 2005		December 31, 2004
	(in thousands)%		(in thousands)%
The United States	$ 15,662	67	$ 17,488	64
Germany	6,662	28	8,290	30
Others	1,188	5	1,618	6
	$ 23,512	100	$ 27,396	100

Note 12.  DNS Patent Infringement Suit Settlement

On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the wet surface preparation products (Wet Business), the Company sold to SCP Global Technologies (SCP) the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and royalties.

The Company received a payment of $6.0 million from DNS in April 2005. As of June 26, 2005, DNS has made payments aggregating $63.4 million under the terms of the settlement and license agreements. Of the $63.4 million paid by DNS as of June 26, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company determined, based on estimated relative fair values, how much of the aggregate payments due to the Company were attributable to past disputes and how much were attributable to future royalties on DNS sales of the wet processing products. The Company allocated $15.0 million to past damages and recorded this amount in the statement of operations in 2002, and allocated $60.0 million as income to be recognized in the statement of operations on a straight-line basis over the license term. All DNS payments are reported as royalty income and recognized as net sales. Net sales for the quarters ended June 26, 2005 and June 27, 2004 included royalties of $3.1 million and $3.2 million, respectively, from DNS. Net sales for the six-month periods ended June 26, 2005 and June 27, 2004 included royalties of $6.3 million and $6.4 million, respectively, from DNS.

The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and 2007, totaling $12.0 million.

Note 13. Income Taxes

The provision for income taxes reflected a tax benefit of $384,000 for the quarter ended June 26, 2005. The tax benefit was primarily due to a benefit of $631,000 from the settlement of certain foreign tax matters and amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek, partially offset by a provision of $445,000 for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. At June 26, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

In the second quarter of 2004, the Company recorded income tax expense of approximately $38,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $108,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. In the first six months of 2004, the Company recorded income tax expense of approximately $307,000, which consisted of foreign taxes of approximately $467,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000.

Note 14. Subsequent Event

Stockholder Rights Plan

On July 28, 2005, the Company adopted a Stockholder Rights Plan. Under the Plan, stockholders of record at the close of business on August 15, 2005 will receive one share purchase right (Right) for each share of the Company's common stock held on that date.

The Rights, which will initially trade with the Company's common stock and represent the right to purchase one one-thousandth of a share of the new preferred stock at $55.00 per Right, become exercisable when a person or group acquires 15% or more of the Company's common stock without prior approval of the Company's Board of Directors. In that event, the Rights permit Mattson stockholders, other than the acquiror, to purchase Mattson common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Alternatively, when the Rights become exercisable, the Company's Board of Directors may authorize the issuance of one share of the Company's common stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.001 each by action of the Board. The Rights expire on July 27, 2015. The Rights distribution will not be taxable to stockholders and will be payable to stockholders of record on August 15, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance, and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason.

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

In 2004, we were the leading supplier of dry strip equipment and the second largest supplier of rapid thermal processing equipment in the global semiconductor industry, according to Gartner Dataquest, an independent research firm. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation integrated circuits (ICs). Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. Declines in demand for semiconductors and for capital equipment, which occurred throughout 2001, 2002 and the first half of 2003, created a period of great challenge and significant change for us. During that period, we incurred significant losses. We returned to profitability in 2004 and 2005.

In 2004 and the first two quarters of 2005, we continued to streamline our internal operations and adjust our manufacturing resources with the goal of creating a more flexible organization that can operate profitably through changing industry cycles. Our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics and subsystem design to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in Strip and RTP, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

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

For the three months ended June 26, 2005, our net sales were $57.1 million, a decrease of 5.1% from $60.2 million for the same period last year. Net sales in the second quarter of 2005 decreased from the same period of 2004, primarily due to a decrease in sales of service and spare parts of $2.6 million in 2005. Gross profit margin for the three months ended June 26, 2005 was 41.0%, a decrease of 2.2 percentage points from 43.2% for the same period of 2004. The decrease was primarily due to lower gross profit margin from service and spare parts sales and inventory valuation charges, partially offset by improved gross profit margin from system sales and lower warranty costs. For the six months ended June 26, 2005, our net sales were $112.1 million, a decrease of 1.0% from $113.3 million for the same period last year, primarily due to a decrease in sales of service and spare parts of $1.7 million, partially offset by an increase in sales from systems of $0.6 million. Gross profit margin for the six months ended June 26, 2005 was 40.7%, a decrease of 2.0 percentage points from 42.7% for the same period of 2004. The decrease was primarily due to lower gross profit margin from system sales, service and spare parts sales, and inventory valuation charges, partially offset by improved gross profit margin from recognition of deferred systems revenue and lower warranty costs.

Operating expenses for the three months ended June 26, 2005 were $20.4 million, $1.2 million higher than the $19.2 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules. Operating expenses as a percentage of net sales were 35.8% for the three months ended June 26, 2005, compared with 31.9% for the same period of 2004. Operating expenses for the six months ended June 26, 2005 were $41.4 million, $4.0 million higher than the $37.4 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005. Operating expenses as a percentage of net sales were 36.9% for the six months ended June 26, 2005, compared with 33.0% for the same period of 2004.

During the quarter ended June 26, 2005, net cash provided by operating activities was $9.2 million.  Cash, cash equivalents, short-term investments and restricted cash totaled $97.6 million as of June 26, 2005.

Reclassifications

Certain prior period amounts have been reclassified. These reclassifications do not affect our net income, cash flows or stockholders' equity.

Auction Rate Securities Through the Third Fiscal Quarter of 2004. We have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in our consolidated balance sheets of the appropriate periods. We sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase of $16.8 million and sale of $7.2 million of auction rate securities for the six months ended June 27, 2004.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets and income taxes as critical to our business operations and an understanding of our results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of wet surface preparation products), we recognize revenue upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been performed, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and because customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, for which we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Warranty. The warranty we offer on system sales generally ranges from 12 months to 36 months, depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sales when the revenue is recognized for the sale of the equipment or parts. Our warranty obligations require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain we will continue to experience the same warranty costs that we have had in the past.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until the point of title transfer to the customer. When the terms of sale do not specify otherwise, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from the consolidated financial statements.

Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. Although we attempt to accurately forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry, significant unanticipated changes in demand or technological developments can have a significant impact on the value of our inventories and reported operating results.

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

We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the six months ended June 26, 2005 and 2004, that triggered an impairment review.

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

During the six months ended June 26, 2005 and June 27, 2004, we did not record any impairment charge.

Income Taxes. We recorded a 100% valuation allowance against our net deferred tax asset as we cannot conclude that it is more likely than not that we will realize our net deferred tax asset as of June 26, 2005. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance, which would increase income in the period of adjustment.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0	56.8	59.3	57.3
Gross profit	41.0	43.2	40.7	42.7
Operating expenses:
Research, development and engineering	12.2	9.1	11.8	9.1
Selling, general and administrative	22.7	22.3	24.2	23.2
Amortization of intangibles	0.9	0.5	0.9	0.6
Total operating expenses	35.8	31.9	36.9	32.9
Income from operations	5.2	11.3	3.8	9.8
Interest and other income (expense), net	-	1.0	(0.4)	(0.1)
Income before income taxes	5.2	12.3	3.4	9.7
Provision (benefit) for income taxes	(0.7)	0.1	(0.5)	0.3
Net income	5.9%	12.2%	3.9%	9.4%

Net Sales

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(in thousands)
Net sales	$ 57,060	$ 60,151	$ 112,125	$ 113,276
Change from prior year	$ (3,091)		$ (1,151)

Net sales for the second quarter of 2005 decreased from the same period of 2004, primarily due to a decrease in sales of service and spare parts of $2.6 million in 2005. On a regional basis, net sales in the second quarter of 2005 decreased from the same period of 2004, primarily due to a decrease in sales to China and Japan of $6.6 million and $3.5 million, respectively, partially offset by higher sales in Korea and Taiwan of $4.8 million and $2.2 million, respectively. Our decreased sales in China corresponded to lower forecasted capital expenditures in this region in 2005. Net sales for the second quarters of 2005 and 2004 included royalty income of $3.1 million and $3.2 million, respectively.

Net sales for the first six months of 2005 decreased from the same period of 2004, primarily due to a decrease in sales of service and spare parts of $1.7 million, partially offset by an increase in sales from systems of $0.6 million. On a regional basis, net sales for the first six months of 2005 decreased from the same period of 2004, primarily due to a decrease in sales to China and Japan of $5.4 million and $3.7 million, respectively, partially offset by higher sales in Korea and the U.S. of $5.1 million and $3.4 million, respectively. Net sales for first six months of 2005 and 2004 included royalty income of $6.3 million and $6.4 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
International sales	88%	87%	86%	89%
Sales to the Pacific Rim	80%	81%	77%	80%

Our deferred revenue at June 26 2005 increased to $31.1 million from $30.3 million at December 31, 2004, primarily due to an increase in deferred revenue for system shipments in the first six months of 2005 of approximately $1.2 million and the receipt in the second quarter of $6.0 million in royalty payments from DNS, partially offset by recognition of $6.3 million in DNS royalty payments as net sales during the first six months of 2005. The following table outlines the components of deferred revenue:

	Systems Shipments		DNS Royalty
	June 26,	December 31,	June 26,	December 31,
	2005	2004	2005	2004
(in thousands)
Deferred revenue	$ 20,304	$ 19,138	$ 10,828	$ 11,175
Change from prior year	$ 1,166		$ (347)

Gross Profit and Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(in thousands)
Gross profit	$ 23,379	$ 26,003	$ 45,655	$ 48,411
Change from prior year	$ (2,624)		$ (2,756)

Gross profit in the second quarter of 2005 decreased by $2.6 million compared to the second quarter of 2004, primarily due to lower gross profit from service and spare parts of $1.8 million, a decrease of $0.5 million due to inventory valuation charges, and a decrease of $0.2 million due to net deferral of systems revenue.

Gross profit for the first six months of 2005 decreased by $2.8 million compared to the second quarter of 2004, primarily due to decreases in gross profit from system sales of $7.3 million and service and spare parts sales of $0.4 million, and a decrease in gross profit of $1.8 million due to inventory valuation charges, partially offset by an increase of $5.3 million due to net recognition of deferred systems revenue, and improved gross profit of $1.6 million due to lower warranty costs. The increase in gross profit from recognition of deferred systems revenue was due to the high volume of shipments in the third and fourth quarters of 2004.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in percentages)
Gross profit margin	41.0%	43.2%	40.7%	42.7%

Gross profit margin in the second quarter of 2005 decreased by 2.2 percent compared to the second quarter of 2004, primarily due to lower gross profit margin from service and spare parts of 2.6 percent, a decrease of 0.8 percent due to inventory valuation charges, and a decrease of 0.3 percent due to net deferral of systems revenue, partially offset by improved gross profit margin from system sales of 0.9 percent and a benefit of 0.5 percent due to lower warranty costs.

Gross profit margin for the first six months of 2005 decreased 2.0 percent compared to the second quarter of 2004, primarily due to decreases in gross profit from system sales of 6.2 percent and service and spare parts sales of 0.3 percent, and a decrease in gross profit margin of 1.6 percent due to inventory valuation charges, partially offset by an increase of 4.7 percent due to net recognition of deferred systems revenue, and improved gross profit margin of 1.4 percent due to lower warranty costs.

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

Research, Development and Engineering

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Research, development and engineering	$ 6,981	$ 5,458	$ 13,294	$ 10,354
Percentage of net sales	12.2%	9.1%	11.8%	9.1%
Change from prior year	$ 1,523		$ 2,940

Research, development and engineering expenses increased in amount and as a percentage of net sales for the first two fiscal quarters of 2005 compared to the same periods of 2004, primarily due to increased activity in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Selling, general and administrative	$ 12,937	$ 13,396	$ 27,112	$ 26,343
Percentage of net sales	22.7%	22.3%	24.2%	23.2%
Change from prior year	$ (459)		$ 769

Selling, general and administrative (SG&A) expenses for the second quarter of 2005 decreased compared to the same period of 2004, primarily due to decreases in travel expenses of $0.5 million due to ongoing travel expense reduction efforts.

Selling, general and administrative (SG&A) expenses for the first six months of 2005 increased compared to the same period of 2004, primarily due to increases in compensation and benefit expenses of $0.9 million, one-time severance costs of $0.3 million, outside service costs of $0.9 million, and depreciation expenses of $0.4 million related to the Company's new enterprise resource planning system; partially offset by decreases of $1.1 million in bad debt expense, travel expenses of $0.5 million, and other expenses of $0.2 million. Higher outside service costs were due to increased use of outsourcing services, mainly related to Sarbanes-Oxley compliance. The decrease in bad debt expense was due to the release of $0.6 million of allowance for doubtful accounts resulting from the collection of previously reserved accounts receivable during the first six months of 2005, compared to a charge of $0.5 million for allowance for doubtful accounts for the first six months of 2004.

Amortization of Intangibles

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Amortization of intangibles	$ 500	$ 329	$ 1,000	$ 657
Percentage of net sales	0.9%	0.5%	0.9%	0.6%
Change from prior year	$ 171		$ 343

Amortization of intangibles for the three and six months ended June 26, 2005 increased compared to the same periods of 2004, primarily due to amortization of intangibles resulting from our acquisition of Vortek Industries Ltd. on October 27, 2004.

Restructuring and Other Charges

At December 31, 2004, we had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to our 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into our current headquarters based in Fremont, California in 2004. During the six months ended June 26, 2005, we paid $450,000 for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $564,000 as of June 26, 2005.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Interest expense	$ 45	$ 27	$ 103	$ 36
Percentage of net sales	-	-	0.1%	-
Change from prior year	$ 18		$ 67

Interest income	$ 479	$ 306	$ 923	$ 525
Percentage of net sales	0.8%	0.5%	0.8%	0.5%
Change from prior year	$ 173		$ 398

Other income (expense), net	$ (441)	$ 300	$ (1,239)	$ (564)
Percentage of net sales	(0.8)%	0.5%	(1.1)%	(0.6)%
Change from prior year	$ (741)		$ (675)

Interest income increased in the second quarter of 2005 and for the first six months of 2005 compared with the same periods of 2004, primarily due to higher average interest rates. Interest expense in the second quarter of 2005 and for the first six months of 2005 increased compared to the same periods of 2004, primarily due to interest expenses paid on bank overdrafts by our subsidiary in Israel.

Other expense, net for the second quarter of 2005 included a foreign currency exchange loss of $0.3 million and miscellaneous expenses of $0.1 million, compared with an foreign currency exchange gain of $0.7 million and miscellaneous expenses of $0.4 million in the second quarter of 2004.

Other expense, net for the first six months of 2005 included a foreign currency exchange loss of $1.3 million on foreign forward exchange contracts settled in the first quarter of 2005, and net other income of $0.1 million, compared with an foreign exchange gain of $0.4 million, a gain on sale of fixed assets of $0.1 million, and miscellaneous expenses of $1.1 million for the first six months of 2004.

Provision for Income Taxes

The provision for income taxes reflected a tax benefit of $384,000 for the quarter ended June 26, 2005. The tax benefit was primarily due to a benefit of $631,000 from the settlement of certain foreign tax matters and amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek, partially offset by a provision of $445,000 for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. At June 26, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a full valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

In the second quarter of 2004, the Company recorded income tax expense of approximately $38,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $108,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. In the first six months of 2004, the Company recorded income tax expense of approximately $307,000, which consisted of foreign taxes of approximately $467,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000.

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $97.6 million at June 26 2005, an increase of $4.9 million from $92.7 million as of December 31, 2004. Stockholders' equity at June 26, 2005 was $191.2 million.

Credit Arrangements

As of June 26, 2005, the Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit expires in April 2006. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At June 26, 2005, we were in compliance with the covenants, and there was no borrowing under this credit line.

Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.5 million at June 26, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of June 26, 2005. The facility will continue indefinitely unless either party notifies the other party to terminate the facility. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At June 26, 2005, the Japanese subsidiary had no borrowing under this credit facility.

Off-Balance-Sheet Arrangements

As of June 26, 2005, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million at December 31, 2004) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. During the first six months of 2005, the Company paid approximately $0.9 million under the first two installments. We had fully accrued for the costs related to this lease. See Note 7 to Condensed Consolidated Financial Statements.

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $11.6 million at June 26, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $11.6 million at June 26, 2005) less any royalties paid by Vortek or us to the Minister.

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 12).

We received a payment of $6.0 million from DNS in April 2005. As of June 26, 2005, DNS has made payments aggregating $63.4 million under the terms of the settlement and license agreements. Of the $63.4 million paid by DNS as of June 26, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, we received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to us. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and 2007, totaling $12.0 million.

Liquidity and Capital Resources Outlook

As of June 26, 2005, we had cash, cash equivalents, short-term investments, and restricted cash of $97.6 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash provided by operations during the six months ended June 26, 2005 was $9.2 million, primarily due to net income of $4.3 million, a decrease in accounts receivable of $16.1 million, depreciation and amortization of $5.5 million, a decrease in inventories of $1.5 million, and an inventory valuation charge of $1.8 million, partially offset by a decrease in accrued liabilities $8.0 million, a decrease in accounts payable of $6.8 million, an increase in advance billings of $3.4 million, and an increase in prepaid expenses and other current assets of $1.3 million.

The decrease of $16.1 million in accounts receivable was mainly due to a new collection program adopted by the Company in the fourth quarter of 2004, which has increased collections in the first six months of 2005. The decrease in inventories of $1.5 million is primarily due to increased outsourcing of our manufacturing as part of our CFE business model. An inventory valuation charge of $1.8 million for excess and obsolescence provision was incurred for spare parts valuation and demonstration and evaluation tools. The decrease of $8.0 million in accrued liabilities was mainly due to a decrease in required warranty accruals of $1.0 million, the payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $0.9 million related to our surrendered building leases in Germany, and payments of accrued lease termination costs of $0.5 million. The decrease in accounts payable of $6.8 million was mainly due to the payment of $4.6 million to an outsourced manufacturing partner for systems delivered in the fourth quarter of 2004, and lower inventory vendor balances of $1.0 million due to increased outsourcing of our manufacturing as part of our CFE business model. Advanced billings increased by $3.4 million primarily as a result of deferred revenue of $20.5 million related to systems and $0.7 million related to service in the first six months of 2005, partially offset by deferred revenue of $17.7 million for system shipments in prior periods recognized during the first six months of 2005.

The net cash used in operating activities during the six months ended June 27, 2004 was $17.3 million, primarily attributable to an increase in accounts receivable of $15.1 million due to increased shipments and an increase in inventories and inventories - delivered systems of $16.7 million due to ramping up of manufacturing of products in response to increased system orders; which were partially offset by net income of $10.7 million and net increase in deferred revenues of $5.2 million on system shipments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 26, 2005 was $10.1 million, primarily due to purchases of $12.4 million of available-for-sale investments and capital expenditures of $1.5 million for computer equipment and software, partially offset by proceeds of $3.8 million from sales and maturities of available-for-sale investments.

Net cash used in investing activities during the six months ended June 27, 2004 was $17.1 million, due to purchases of $16.8 million of available-for-sale investments and capital expenditure of $7.5 million on property and equipment, partially offset by proceeds of $7.2 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 26, 2005 was $1.3 million, attributable to net proceeds of $1.3 million from stock options exercised and stock purchases under our employee stock purchase plan.

Net cash provided by financing activities during the six months ended June 27, 2004 was $46.8 million, primarily attributable to the net proceeds of $46.5 million received from our underwritten public offering of approximately 4.3 million shares of newly issued common stock at $11.50 per share, which was reduced to $46.4 million as related transaction expenses were finalized through the third quarter of 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), "Share-Based Payment". SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for the Company beginning with the first fiscal quarter of 2006. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the company' s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on the company's Condensed Consolidated Financial Statements.

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

Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $0.5 million to over $2 million. Consequently, any order cancellations, delays in scheduled shipments, delays in customer acceptances or delays in collection of accounts receivable could materially adversely affect our operating results and cause our results to fall below our expectations and the expectations of market analysts or investors. Delays in collection of accounts receivable could require us to increase our accounts receivable reserve, which would increase our operating expenses. In addition, our dependence on a relatively small number of customers reduces our leverage in pricing and other negotiations.

Our list of major customers changes substantially from year to year, and we cannot predict whether a major customer in one year will make significant purchases from us in future years. Additionally, our customers' capital budget considerations and our lengthy sales cycle make the timing of customer orders uneven and difficult to predict. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from year to year. If we are unable to collect any significant receivable from a large customer, our financial results will be negatively impacted.

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

Our development and manufacture of new products involves significant risk, since the products are very complex and the development cycle is long and expensive. The success of any new systems we develop and introduce is dependent on a number of factors, including our ability to correctly predict customer requirements for new processes, to assess and select the potential technologies for research and development, and to timely complete new system designs that are acceptable to the market. We may make substantial investments in new technologies before we can know whether they are technically or commercially feasible or advantageous, and without any assurance that revenue from future products or product enhancements will be sufficient to recover the associated development costs. Not all development activities result in commercially viable products. We may be adversely affected by manufacturing inefficiencies and the challenge of producing innovative systems in sufficient volume to meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and planned product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations.

As we continue our work to improve our new enterprise resource planning and financial statement consolidation systems, unexpected problems could occur and could cause disruption to the management of our business and delays or errors in the preparation of our financial statements.

In the second quarter of 2005, we completed the implementation of the final phase of a new enterprise resource planning, or ERP, system for our worldwide operations. The new ERP system has become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements. In recent periods, we have implemented other phases of the ERP system and implemented new financial systems to aid in the consolidation of our financial reporting. These systems are new to us and we have not had extensive experience with them.

Implementation of the new ERP system has required us to change internal business practices, transfer records to a new computer system and train our employees in the correct use and input of data into the system. We may discover that errors have been made in converting to or using the new systems, or encounter unexpected difficulties or costs or other challenges, any of which may disrupt our business or cause errors or delays in the reporting of our financial results. Our systems, procedures or controls may not be adequate to support our operations and require us to change our internal business practices. Corrections and improvements may be required as we continue the improvement of our new systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

Our results of operations may suffer if we do not effectively manage our inventory.

We need to manage our inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory. For both the inventories that support manufacture of our products and our spare parts inventories, if the customer demand we anticipate does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become un-saleable or obsolete, resulting in write-offs, which would adversely affect the results of our operations.

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

The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

  system performance;

  cost of ownership;

  size of installed base;

  breadth of product line;

  delivery availability; and

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

Our major competitors are larger than we are, have greater capital resources, and may have a competitive advantage over us by virtue of having:

  broader product lines;

  longer operating history;

  greater experience with high volume manufacturing;

  substantially larger customer bases;

  the ability to reduce price through product bundling; and

  substantially greater customer support, financial, technical, and marketing resources.

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

International sales accounted for 86% of net sales in the first six months of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in China, Japan, Korea, Taiwan, and other Asian countries accounted for 77% of net sales in the first six months of 2005, 79% of our net sales in 2004 and 71% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

  unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, taxes, restrictions, embargoes, or export license requirements;

  exchange rate volatility;

  the need to comply with a wide variety of foreign and U.S. export laws;

  political and economic instability, particularly in Asia;

  differing labor regulations;

  reduced protection for intellectual property;

  difficulties in accounts receivable collections;

  difficulties in managing distributors or representatives; and

  difficulties in staffing and managing foreign subsidiary operations.

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

We depend upon a limited number of suppliers for some components and subassemblies, and supply shortages or the loss of these suppliers could result in increased cost or delays in the manufacture and sale of our products.

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

We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the use of such technology. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficiently broad to protect our technology. Any patents owned by us could be challenged, invalidated, or circumvented and any rights granted under any patent may not provide adequate protection to us. Furthermore, we may not have sufficient resources to protect our rights. Our competitors may independently develop similar technology, or design around patents that may be issued to us. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our products in such foreign countries. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce our intellectual property rights, which may or may not prove successful.

We might face patent infringement or other intellectual property infringement claims that may be costly to resolve and could divert management attention.

We may from time to time be subject to claims of infringement of other parties' patents or other proprietary rights. In addition, we on occasion receive notification from customers who believe that we owe them indemnification or have other obligations related to infringement claims made against the customers by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly intellectual property licenses from third parties, and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

Our failure to comply with environmental regulations could result in substantial liability.

Some of our products contain and/or require the use of hazardous materials, and we are subject to a variety of federal, state, local, and foreign laws, rules, and regulations relating to environmental protection. These laws, rules, and regulations govern the use, storage, discharge, and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with present or future regulations, especially in our Fremont, California and Dornstadt, Germany manufacturing facilities, we could be subject to substantial liability for clean up efforts, personal injury, and fines or suspension or cessation of our operations. We may be subject to liability if our acquired companies have past violations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us, or we could be required to acquire costly remediation equipment, or incur other significant expenses.

Future sales of shares by STEAG could adversely affect the market price of our common stock.

There are 51,741,387 shares of our common stock outstanding as of June 26, 2005, of which 7,332,291 (or 14.2%) are held beneficially by STEAG Electronic Systems AG and its affiliates (STEAG). STEAG has indicated that it plans to reduce its ownership in our common stock over time. If STEAG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by STEAG might occur could also adversely affect the market price of our common stock.

We incurred net operating losses during 2001 to 2003. We may not achieve or maintain profitability on an annual basis.

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we were profitable for each of the four quarters in 2004 and the first two quarters of 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, in the twelve months prior to June 26, 2005, the closing price range for our common stock was $5.77 to $12.02 per share.

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

  difficulty of assimilating the operations, products, and personnel of the acquired businesses;

  potential disruption of our ongoing business;

  unanticipated costs associated with the acquisition;

  inability of management to manage the financial and strategic position of acquired or developed products, services, and technologies;

  inability to maintain uniform standards, controls, policies, and procedures; and

  impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $46.5 million in cash equivalents and $11.2 million in short-term marketable securities as of June 26, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments. The maturities of short-term investments as of June 26, 2005 are shown below (in thousands):

June 26, 2005
(in thousands)
Due within one year	$ 9,934
Due within one to five years	1,254
$ 11,188

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

During 2004, we employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Euro and Japanese Yen denominated accounts receivable balances. In the fourth quarter of 2004, we also included Euro denominated intercompany balances in our foreign currency hedging program. The goal of the hedging program was to hedge against foreign currency fluctuations associated with the revaluation gains (losses) of foreign denominated accounts receivable and intercompany account balances. All forward foreign exchange contracts employed by the Company did not exceed one year. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these forward contracts were not designated hedges. All outstanding forward foreign currency contracts were marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net. No new forward foreign exchange contracts were contracted during the first six months of 2005. There was no forward foreign exchange contract outstanding as of June 26, 2005.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 25, 2005.

Out of 51,722,319 shares of Common Stock (as of the record date of March 28, 2005) entitled to vote at the meeting, 40,413,205 shares were present in person or by proxy.

At the meeting, the stockholders elected Dr. Hans-Georg Betz, David L. Dutton and Kenneth G. Smith as Class II directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

Nominee	For	Withheld
Dr. Hans-Georg Betz	35,746,486	4,666,719
David L. Dutton	37,591,933	2,821,272
Kenneth G. Smith	36,857,723	3,555,482

Our stockholders approved the amendment and restatement of the Company's 1989 Stock Option Plan as the 2005 Equity Incentive Plan. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote
25,207,289	6,395,435	54,246	8,756,235

Our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the year ending December 31, 2005. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote
40,374,896	33,513	4,796	-

ITEM  6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
4.1(3)	2005 Equity Incentive Plan
4.2(4)	Rights Agreement, effective as of July 28, 2005, between the Company and Mellon Investor Services, LLC, as rights agent.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

_________________

(1) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on January 30, 2001.

(2) Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.

(3) Incorporated by reference from Mattson Technology, Inc. Definitive Proxy Statement on Schedule 14A filed on April 20, 2005.

(4) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on August 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mattson Technology, Inc. (Registrant)

Dated: August 5, 2005

By: /s/ David Dutton David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2005

By: /s/ Ludger Viefhues Ludger Viefhues Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)