Form 10-Q
period 2005-09-25
MATTSON TECHNOLOGY INC
filed 2005-11-04
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 31, 2005: 51,895,869.

Mattson Technology, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 25,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 113,167	$ 89,653
Short-term investments	11,109	2,488
Restricted cash	-	511
Accounts receivable, net of allowance for doubtful accounts of $4,150 and $6,392 in 2005 and 2004, respectively	30,460	58,288
Advance billings	10,914	16,793
Inventories	34,988	43,509
Inventories - delivered systems	1,468	5,258
Prepaid expenses and other assets	11,964	11,233
Total current assets	214,070	227,733
Property and equipment, net	21,707	27,396
Goodwill	20,005	24,451
Intangibles, net	11,397	12,897
Other assets	1,297	950
Total assets	$ 268,476	$ 293,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,181	$ 19,122
Accrued liabilities	37,105	47,705
Deferred revenue	25,167	30,313
Total current liabilities	73,453	97,140

Long-term liabilities:
Deferred income tax liabilities	125	4,901
Total long-term liabilities	125	4,901

Total liabilities	73,578	102,041

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,265 shares issued and 51,890 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,883	610,690
Accumulated other comprehensive income	9,475	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(424,525)	(432,396)
Total stockholders' equity	194,898	191,386
Total liabilities and stockholders' equity	$ 268,476	$ 293,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net sales	$ 47,663	$ 68,038	$ 159,788	$ 181,314
Cost of sales	27,905	37,247	94,375	102,112
Gross profit	19,758	30,791	65,413	79,202
Operating expenses:
Research, development and engineering	6,484	5,616	19,778	15,970
Selling, general and administrative	12,648	14,956	39,760	41,299
Amortization of intangibles	500	328	1,500	985
Gain on disposition of Wet Business	(2,862)		(2,862)
Total operating expenses	16,770	20,900	58,176	58,254
Income from operations	2,988	9,891	7,237	20,948
Interest expense	(92)	(22)	(195)	(57)
Interest income	675	365	1,598	889
Other income (expense), net	35	(36)	(1,204)	(600)
Income before income taxes	3,606	10,198	7,436	21,180
Provision (benefit) for income taxes	61	1	(435)	308
Net income	$ 3,545	$ 10,197	$ 7,871	$ 20,872

Net income per share:
Basic	$ 0.07	$ 0.20	$ 0.15	$ 0.43
Diluted	$ 0.07	$ 0.20	$ 0.15	$ 0.41
Shares used in computing net income per share:
Basic	51,504	49,922	51,431	49,085
Diluted	52,784	51,051	52,719	50,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 25,	September 26,
	2005	2004
Cash flows from operating activities:
Net income	$ 7,871	$ 20,872
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	6,233	3,877
Deferred taxes	(330)	(403)
Allowance for doubtful accounts	(985)	-
Inventory valuation charge	1,786	348
Amortization of intangibles	1,500	985
Gain on the disposition of Wet Business	(2,862)	-
Loss on disposal of fixed assets	10	136
Stock-based compensation expense recognized for non-employee option grants	97	-
Changes in assets and liabilities:
Accounts receivable	28,562	(28,495)
Advance billings	5,879	6,315
Inventories	5,551	(24,662)
Inventories - delivered systems	3,790	1,563
Prepaid expenses and other current assets	(771)	(2,610)
Other assets	368	(512)
Accounts payable	(7,740)	3,087
Accrued liabilities	(9,632)	(7,050)
Deferred revenue	(5,146)	(6,473)
Net cash provided by (used in) operating activities	34,181	(33,022)

Cash flows from investing activities:
Purchases of property and equipment	(2,110)	(10,923)
Proceeds from the sale of equipment	4	-
Purchases of available-for-sale investments	(17,349)	(21,300)
Proceeds from sales and maturities of available-for-sale investments	8,825	18,750
Proceeds from the dispostion of Wet Business	2,862	-
Net cash used in investing activities	(7,768)	(13,473)

Cash flows from financing activities:
Restricted cash	511	-
Proceeds from the issuance of common stock, net of offering costs	-	46,370
Proceeds from stock plans	2,096	1,119
Net cash provided by financing activities	2,607	47,489
Effect of exchange rate changes on cash and cash equivalents	(5,506)	(170)
Net increase (decrease) in cash and cash equivalents	23,514	824
Cash and cash equivalents, beginning of period	89,653	56,915
Cash and cash equivalents, end of period	$ 113,167	$ 57,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
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

The Company's current year will end December 31, 2005 and include 52 weeks. The Company closes its fiscal quarters on the last Sunday of March, June, and September, and on December 31. The latest fiscal quarter ended September 25, 2005. The results of operations for the three and nine months ended September 25, 2005 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in the comparative financial statements for prior fiscal periods have been reclassified to conform to the fiscal 2005 presentation.

Auction Rate Securities Through the Third Fiscal Quarter of 2004. The Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the Company's consolidated balance sheets for the appropriate periods. The Company sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase of $21.3 million and sale of $18.8 million of auction rate securities for the nine months ended September 25, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), "Share-Based Payment". SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of stock-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for the Company beginning with the first quarter of 2006. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the Company' s quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on the company's Condensed Consolidated Financial Statements.

Stock-Based Compensation

The Company uses the intrinsic value-based method as prescribed in the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for all stock-based employee compensation and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Stock-based compensation for non-employees is expensed based on the fair value of the related stock or options. If compensation had been determined based on the fair value at the grant date for awards for the three and nine months ended September 25, 2005 and September 26, 2004, consistent with the provisions of SFAS No. 123, net income and net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(in thousands, except per share amounts)

Net income:
As reported	$ 3,545	$ 10,197	$ 7,871	$ 20,872
Deduct: Total employee stock-based compensation expense determined under fair value method, net of tax	(10,327)	(1,852)	(12,668)	(5,331)
Pro forma net income	$ (6,782)	$ 8,345	$ (4,797)	$ 15,541

Basic net income per share:
As reported	$ 0.07	$ 0.20	$ 0.15	$ 0.43
Pro forma	$ (0.13)	$ 0.17	$ (0.09)	$ 0.32

Diluted net income per share:
As reported	$ 0.07	$ 0.20	$ 0.15	$ 0.41
Pro forma	$ (0.13)	$ 0.16	$ (0.09)	$ 0.31

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

The fair value of the Company's stock options granted and employees' stock purchase plan rights granted in the three and nine months ended September 25, 2005 and September 26, 2004 were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	86.8%	99.5%	90.4%	99.5%
Risk-free interest rate	4.13%	2.32%	4.03%	1.96%
Expected life of options (in years)	4.0	1.5	4.0	1.5

ESPP:
Expected dividend yield	*	-	-	-
Expected stock price volatility	*	52.3%	51.9%	58.1%
Risk-free interest rate	*	2.00%	2.79%	1.70%
Expected life of options (in years)	*	0.5	0.5	0.5

* No ESPP purchase occurred during the third quarter of 2005.

Note 2. Balance Sheet Details

	September 25,	December 31,
	2005	2004
	(in thousands)

Cash and cash equivalents:
Cash in bank	$ 27,133	$ 44,076
Money market funds	19,357	45,577
Commercial paper	52,823	-
United States government agency notes	13,854	-
	$ 113,167	$ 89,653

Short-term investments:
Commercial paper	$ -	$ 2,488
United States government agency notes	9,858	-
Asset-backed securities	1,251	-
	$ 11,109	$ 2,488

Inventories, net:
Purchased parts and raw materials	$ 26,086	$ 34,971
Work-in-process	3,439	4,679
Finished goods	5,463	3,859
	$ 34,988	$ 43,509

	September 25,	December 31,
	2005	2004
	(in thousands)

Property and equipment, net
Machinery and equipment	$ 36,934	$ 38,451
Furniture and fixtures	13,145	14,343
Leasehold improvements	12,202	12,587
	62,281	65,381
Less: accumulated depreciation	(40,574)	(37,985)
	$ 21,707	$ 27,396

Accrued liabilities:
Warranty	$ 14,065	$ 16,044
Accrued compensation and benefits	6,541	8,728
Income taxes payable	4,234	4,529
Other	12,265	18,404
	$ 37,105	$ 47,705

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (See Note 10 to Condensed Consolidated Financial Statements). The maturities of short-term investments as of September 25, 2005 are shown below (in thousands):

September 25, 2005
(in thousands)

Due within one year	$ 7,868
Due in one to five years	3,241
$ 11,109

As of September 25, 2005 and December 31, 2004, the reserve for excess and obsolete inventories was $18.2 million and $20.8 million, respectively. The utilization of reserve in 2005 did not affect the Company's consolidated financial position or results of operations.

Note 3. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances:

	September 25, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)

Goodwill	$ 20,005	$ -	$ 20,005	$ 24,451	$ -	$ 24,451
Developed technology	18,265	(6,868)	11,397	18,265	(5,368)	12,897
Total goodwill and
intangible assets	$ 38,270	$ (6,868)	$ 31,402	$ 42,716	$ (5,368)	$ 37,348

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually during the fourth quarter of each year and more frequently if an event or circumstance indicates that an impairment loss has occurred. There were no events or changes in circumstances during the three and nine months ended September 25, 2005, which would have triggered an impairment review. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

During the third quarter, the Company adjusted the fair value of the assets and liabilities acquired in the Vortek transaction. Pursuant to the adjustment in the third quarter, the Company reduced the valuation allowance for deferred tax assets by approximately $4.4 million. This resulted in a reduction of goodwill during the period of approximately $4.4 million. The resulting deferred tax asset has been offset against previously recorded deferred tax liabilities of $4.4 million in the Condensed Consolidated Balance Sheet in accordance with SFAS No. 109, "Accounting for Income Taxes".

The Company recorded amortization expense for its developed technology under operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(in thousands)

Developed technology amortization	$ 500	$ 328	$ 1,500	$ 985

Annual amortization expense is estimated to be $2.0 million for 2005 and $0.7 million for years 2006 to 2009.

Note 4. Accrued Restructuring and Other Charges

The following table summarizes activities relating to accrued restructuring and other charges during the nine months ended September 25, 2005:

Consolidation
of Excess
Facilities
(in thousands)

Balance at December 31, 2004	$ 1,014
Cash payments	(450)
Balance at September 25, 2005	$ 564

At December 31, 2004, the Company had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to its 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California in 2004. During the three months ended September 25, 2005, the Company did not make any payments for lease termination costs and incurred no other restructuring charges. During the nine months ended September 25, 2005, the Company paid $450,000 for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $564,000 as of September 25, 2005. The remaining balance relates to the Exton, Pennsylvania leases which will expire March 31, 2019 (See Note 7).

Note 5.  Guarantees

The warranty offered by the Company on its system sales generally ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly.

The following table summarizes changes in the product warranty accrual for the three and nine months ended September 25, 2005 and September 26, 2004:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)

Balance at beginning of period	$ 15,069	$ 16,773	$ 16,044	$ 16,508
Accrual for warranties issued during the period	3,516	3,309	9,363	10,882
Changes in liability related to pre-existing warranties	(46)	-	(58)	-
Settlements made during the period	(4,474)	(3,925)	(11,284)	(11,233)
Balance at end of period	$ 14,065	$ 16,157	$ 14,065	$ 16,157

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.8 million, representing standby letters of credit outstanding as of September 25, 2005. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company is a party to a variety of agreements, pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or with respect to certain intellectual property or tax-related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company's financial position or results of operations.

Note 6. Borrowing Facilities

As of September 25, 2005, the Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit expires in April 2006. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 25, 2005, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

On June 10, 2004 the Company's Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.4 million at September 25, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of September 25, 2005. The facility has an indefinite term, subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At September 25, 2005, there was no borrowing under this credit facility.

Note 7. Commitments and Contingencies

In the third quarter, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at current market lease rates. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. Upon termination of the lease, the Company is responsible for restoration costs of approximately $1.5 million, subject to adjustment, and the Company has provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount will be increased to reflect any adjustments made to the restoration cost obligation.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments over the initial term, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts, from expected sublease income, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. The Company has estimated that under certain circumstances the facilities lease losses could be approximately $0.9 million for each additional year that the facilities are not leased and could aggregate approximately $13.5 million, net of expected sublease income. As of September 25, 2005 and December 31, 2004, the Company had an accrual balance of $1.3 million related to these leases. The Company expects to make payments related to the above noted lease losses over the next fourteen years, less any sublet amounts. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million at December 31, 2004) in four installments from January 2005 through September 2005. As a result, the Company was released from any further legal commitments under the lease with effect from January 1, 2005. The landlord for this property is an affiliate of SES Beteiligungs-GmbH (SES BG), the Company's largest stockholder. During the first nine months of 2005, the Company paid approximately $1.6 million under the first three installments of the lease termination agreement. The Company had fully accrued for the costs related to this lease.

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.0 million at September 25, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $12.0 million at September 25, 2005) less any royalties paid by Vortek or the Company to the Minister. At September 25, 2005, the Company was in compliance with the covenants of this agreement.

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

Note 8. Stock Plans

2005 Stock Option Plan

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of 11,975,000 shares of common stock have been reserved for issuance. As of September 25, 2005, out of the total shares authorized for issuance under the 1989 and 2005 Plans, approximately 3,617,000 shares had been issued, 5,968,000 shares were subject to outstanding options, and 2,390,000 shares remained available for future grant.

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

Acceleration of Stock Options

On August 25, 2005, the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options outstanding under the company's stock plans. In making the decision to accelerate these options, the Board of Directors considered the interest of the stockholders in not having earnings materially affected by the planned adoption of SFAS 123R in the first quarter of 2006, and the impact that this may have on the Company's market value. In addition, because these options have exercise prices in excess of current market values, they are not fully achieving their original objectives of incentive compensation and employee retention.

The acceleration of vesting applied to all unvested options that had an exercise price per share of $9.05 or higher. As a result of the acceleration, options to purchase approximately 1.47 million shares of the Company's common stock became exercisable immediately. The weighted average exercise price of the affected options was $10.20 per share. The total number of options subject to acceleration included options to purchase approximately 503,000 shares held by the executive officers and directors of the Company. In order to prevent unintended benefits to executive officers and directors, the Company imposed new restrictions on all shares received through the exercise of accelerated options held by those individuals, which will prevent the sale of those shares prior to the earlier of the original vesting date of the option or the individual's termination of employment.

Under the recently revised SFAS 123R, the Company will begin applying expense recognition provisions relating to stock options in the first quarter of 2006. As a result of its action to accelerate the vesting of "out-of-the-money" options, the Company expects to reduce the non-cash expense it otherwise would be required to record in future years. This acceleration of options will reduce future expenses on a pre-tax basis as follows:

Reduction in
Non-cash Expense
(thousands)
2006	$ 3,156
2007	3,145
2008	1,722
2009	200
Total	$ 8,223

The accelerated vesting of these options does not result in a charge in the current period based on generally accepted accounting principles.

Stockholder Rights Plan

On July 28, 2005, the Company adopted a Stockholder Rights Plan. Under the Plan, stockholders of record at the close of business on August 15, 2005 received one share purchase right (Right) for each share of the Company's common stock held on that date.

The Rights, which will initially trade with the Company's common stock and represent the right to purchase one one-thousandth of a share of preferred stock at $55.00 per Right, become exercisable when a person or group acquires 15% or more of the Company's common stock (acquiror) without prior approval of the Company's Board of Directors. In that event, the Rights permit Mattson stockholders, other than the acquiror, to purchase Mattson common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Alternatively, when the Rights become exercisable, the Company's Board of Directors may authorize the issuance of one share of the Company's common stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.001 each by action of the Board. The Rights expire on July 27, 2015. The Rights distribution will not be taxable to stockholders and was paid to stockholders of record on August 15, 2005.

Note 9. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income	$ 3,545	$ 10,197	$ 7,871	$ 20,872

Denominator:
Basic average shares outstanding	51,504	49,922	51,431	49,085
Effect of potential dilutive securities:
Stock option plans	990	1,129	998	1,503
Escrow shares related to Vortek acquisition	290	-	290	-
Diluted average shares outstanding	52,784	51,051	52,719	50,588

Net income per share - Basic	$ 0.07	$ 0.20	$ 0.15	$ 0.43

Net income per share - Diluted	$ 0.07	$ 0.20	$ 0.15	$ 0.41

For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company's common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)

Number of potential dilutive securities excluded	3,968	3,239	3,885	2,607

Note 10. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	September 25,	December 31,
	2005	2004
	(in thousands)

Cumulative translation adjustments	$ 9,523	$ 16,028
Unrealized investment loss	(48)	(1)
Accumulated comprehensive income	$ 9,475	$ 16,027

The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)

Net income	$ 3,545	$ 10,197	$ 7,871	$ 20,872
Cumulative translation adjustments	(555)	1,173	(6,505)	(276)
Unrealized investment gain (loss)	(20)	(9)	(47)	-
Comprehensive income	$ 2,970	$ 11,361	$ 1,319	$ 20,596

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	September 25, 2005		September 26, 2004
	(in thousands)%		(in thousands)%

United States	$ 6,112	13	$ 8,618	13
Taiwan	17,942	38	29,799	44
Japan	15,493	32	11,604	17
China	2,793	6	6,611	10
Europe - others	2,206	5	3,218	5
Germany	1,673	3	5,070	7
Korea	977	2	2,231	3
Singapore	410	1	887	1
Others	57	-	-	-
	$ 47,663	100	$ 68,038	100

	Nine Months Ended
	September 25, 2005		September 26, 2004
	(in thousands)%		(in thousands)%

United States	$ 21,787	14	$ 20,866	12
Taiwan	59,073	37	73,021	40
Japan	32,951	20	32,754	18
Korea	17,465	11	13,595	7
China	10,113	6	19,321	11
Germany	9,328	6	13,023	7
Europe - others	4,681	3	5,263	3
Singapore	4,258	3	3,471	2
Others	132	-	-	-
	$ 159,788	100	$ 181,314	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the three months ended September 25, 2005, two customers accounted for 13% and 12% of net sales, respectively. In the three months ended September 26, 2004, two customers accounted for 12% and 11%, respectively, of net sales. For the nine months ended September 25, 2005, one customer accounted for 12% of net sales. For the nine months ended September 26, 2004, two customers each accounted for 12% of net sales.

Geographical information relating to the Company's property and equipment as of September 25, 2005 and December 31, 2004 is as follows:

	September 25, 2005		December 31, 2004
	(in thousands)%		(in thousands)%

United States	$ 15,088	70	$ 17,488	64
Germany	5,536	25	8,290	30
Others	1,083	5	1,618	6
	$ 21,707	100	$ 27,396	100

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

In July 2005, DNS paid the Company an additional $5.4 million under the license agreements as royalties for sales during the DNS 2005 fiscal year ended July 31, beyond the minimum annual royalty payment of $6.0 million paid to the Company in April 2005. The Company has recorded the payment of $5.4 million as deferred revenue in the accompanying condensed consolidated balance sheets.

As of September 25, 2005, DNS has made payments aggregating $68.8 million under the terms of the settlement and license agreements. Of the $68.8 million paid by DNS as of September 25, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company determined, based on estimated relative fair values, how much of the aggregate payments due to the Company were attributable to past disputes and how much were attributable to future royalties on DNS sales of the wet processing products. The Company allocated $15.0 million to past damages and recorded this amount in the statement of operations in 2002, and allocated $60.0 million as income to be recognized in the statement of operations on a straight-line basis over the license term, which will end in March 2007. All DNS payments are reported as royalty income and recognized as net sales. Net sales for the quarters ended September 25, 2005 and September 26, 2004 each included royalties of $3.2 million from DNS. Net sales for the nine-month periods ended September 25, 2005 and September 26, 2004 each included royalties of $9.6 million from DNS.

The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $0.2 million in 2007, totaling $6.2 million. Any royalty payments received by the Company in excess of this amount will be recorded as Net Sales in the period received.

Note 13. Gain on Disposition of Wet Business

On March 17, 2003, the Company sold the portion of its business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). SCP paid the Company the initial purchase price of $2.0 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including an earn-out, up to an aggregate maximum of $5.0 million, payable to the Company based upon sales by SCP of certain products to identified customers through December 31, 2004.

In the third quarter of 2005, the Company received a payment of approximately $2.9 million from SCP for sales of certain products to identified customers in 2004. In accordance with SFAS No. 141, "Business Combinations," the Company has recorded this payment as additional proceeds from the sale of the Wet Business. The payment has been recorded as a reduction of operating expenses in the accompanying condensed consolidated statement of operations.

Note 14. Income Taxes

The provision for income taxes was $61,000 for the quarter ended September 25, 2005. The tax provision was primarily due to a net provision of $49,000 for deferred taxes and a provision of $12,000 for state taxes. In the first nine months of 2005, the Company recorded an income tax benefit of approximately $0.4 million, which primarily consisted of a deferred tax benefit on the amortization of certain intangible assets of $0.3 million, and a benefit for foreign taxes of approximately $0.1 million. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

At September 25, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize all the Company's net deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

In 2004, we were the leading supplier of dry strip equipment and the second largest supplier of rapid thermal processing (RTP) equipment in the global semiconductor industry, according to Gartner Dataquest, an independent research firm. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation integrated circuits (ICs). Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

We continually invest in technology to ensure that our products deliver results on the wafer. In 2005, we have expanded our product portfolio with new technologies, including:

  Our Aspen III eHighlands, which was introduced in July 2005, a back-end-of-line system for advanced low-k/copper stripping applications.

  Our next-generation front-end-of-line strip tool, which is currently installed at beta partner and customer sites.

  Our millisecond flash annealing RTP system, which has met manufacturing specifications at a beta site and moved into the customer demonstration phase.

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

In 2004 and the first three quarters of 2005, we continued to streamline our internal operations and adjust our manufacturing resources with the goal of creating a more flexible organization that can operate profitably through changing industry cycles. Our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics, subsystem design, and other areas to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in Strip and RTP, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near-term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited.

Going forward, the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment and our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability, (b) develop and bring to market new products that address our customers' needs, (c) grow customer loyalty through collaboration with and support of our customers and (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles.

For the three months ended September 25, 2005, our net sales were $47.7 million, a decrease of 29.9% from $68.0 million for the same period last year, primarily due to a decrease in system sales of $17.7 million and a decrease in sales of service and spare parts of $2.7 million. Gross profit margin for the three months ended September 25, 2005 was 41.5%, a decrease of 3.8 percentage points from 45.3% for the same period of 2004. For the nine months ended September 25, 2005, our net sales were $159.8 million, a decrease of 11.9% from $181.3 million for the same period last year, primarily due to a decrease in system sales of $17.1 million and a decrease in sales of service and spare parts of $4.4 million in 2005. Gross profit margin for the nine months ended September 25, 2005 was 40.9%, a decrease of 2.8 percentage points from 43.7% for the same period of 2004.

Excluding the nonrecurring gain of $2.9 million from earn-out payments related to the sale in 2003 of our Wet Business, operating expenses for the three months ended September 25, 2005 were $19.6 million, $1.3 million lower than the $20.9 million reported for the same period of 2004. Excluding the nonrecurring gain, operating expenses as a percentage of net sales were 41.2% for the three months ended September 25, 2005, compared with 30.7% for the same period of 2004. Excluding the nonrecurring gain, operating expenses for the nine months ended September 25, 2005 were $61.0 million, $2.8 million higher than the $58.3 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005. Excluding the nonrecurring gain, operating expenses as a percentage of net sales were 38.2% for the nine months ended September 25, 2005, compared with 32.1% for the same period of 2004.

For the nine months ended September 25, 2005, net cash provided by operating activities was $34.2 million.  Cash, cash equivalents, and short-term investments totaled $124.3 million as of September 25, 2005.

Reclassifications

Certain prior period amounts have been reclassified. These reclassifications do not affect our net income, cash flows or stockholders' equity.

Auction Rate Securities Through the Third Fiscal Quarter of 2004. We have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in our consolidated balance sheets included in this report. We sold all auction rate securities in November 2004. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase of $21.3 million and sale of $18.8 million of auction rate securities for the nine months ended September 26, 2004.

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, we recognize revenue upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been performed, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and because customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, for which we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

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

Goodwill and Other Intangible Assets. We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review goodwill annually during the fourth quarter in accordance with SFAS No. 142, "Goodwill and Other Intangibles." Goodwill and intangible assets, such as purchased technology, are generally recorded in connection with business acquisitions. The value assigned to goodwill and intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. A severe decline in market conditions could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the nine months ended September 25, 2005 and September 26, 2004, which triggered an impairment review.

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

During the nine months ended September 25, 2005 and September 26, 2004, we did not record any impairment charge.

Income Taxes. We recorded a 100% valuation allowance against our net deferred tax asset as we cannot conclude that it is more likely than not that we will realize our net deferred tax asset as of September 25, 2005. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance, which would increase income in the period of adjustment.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5	54.8	59.1	56.3
Gross profit	41.5	45.2	40.9	43.7
Operating expenses:
Research, development and engineering	13.6	8.3	12.4	8.8
Selling, general and administrative	26.5	22.0	24.9	22.8
Amortization of intangibles	1.1	0.4	0.9	0.5
Gain on disposition of Wet Business	(6.0)	-	(1.8)	-
Total operating expenses	35.2	30.7	36.4	32.1
Income from operations	6.3	14.5	4.5	11.6
Interest and other income (expense), net	1.2	0.5	0.1	0.1
Income before income taxes	7.5	15.0	4.6	11.7
Provision (benefit) for income taxes	0.1	0.0	(0.3)	0.2
Net income	7.4%	15.0%	4.9%	11.5%

Net Sales and Deferred Revenue

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(in thousands)
Net sales	$ 47,663	$ 68,038	$ 159,788	$ 181,314
Change from prior year	$ (20,375)		$ (21,526)

Net sales for the third quarter of 2005 decreased from the same period of 2004, primarily due to a decrease in system sales of $17.7 million and a decrease in sales of service and spare parts of $2.7 million in 2005. Net sales for the third quarters of 2005 and 2004 each included royalty income of $3.2 million.

Net sales for the first nine months of 2005 decreased from the same period of 2004, primarily due to a decrease in system sales of $17.1 million and a decrease in sales of service and spare parts of $4.4 million in 2005. Net sales for first nine months of 2005 and 2004 each included royalty income of $9.6 million.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

International sales	87%	87%	86%	88%
Sales to the Pacific Rim	79%	75%	77%	78%

Our deferred revenue at September 25, 2005 decreased to $25.2 million from $30.3 million at December 31, 2004, primarily due to a net decrease in deferred revenue for system shipments and service contracts in the first nine months of 2005 of approximately $7.0 million and recognition of $9.6 million in DNS royalty payments as net sales during the first nine months of 2005, partially offset by the receipt of $11.4 million in royalty payments from DNS in 2005. The following table outlines the components of deferred revenue:

	Systems Shipments and Service Contracts		DNS Royalty
	September 25,	December 31,	September 25,	December 31,
	2005	2004	2005	2004
(in thousands)
Deferred revenue	$ 12,131	$ 19,138	$ 13,036	$ 11,175
Change from prior year	$ (7,007)		$ 1,861

Gross Profit and Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(in thousands)
Gross profit	$ 19,758	$ 30,791	$ 65,413	$ 79,202
Change from prior year	$ (11,033)		$ (13,789)

Gross profit in the third quarter of 2005 decreased by $11.0 million compared to the third quarter of 2004, primarily due to lower gross profit from systems sales of $9.0 million, lower gross profit from service and spare parts sales of $2.1 million, and a decrease of $0.4 million due to net deferral of systems revenue, partially offset by lower inventory valuation charges of $0.3 million and lower warranty expenses of $0.2 million.

Gross profit for the first nine months of 2005 decreased by $13.8 million compared to the first nine months of 2004, primarily due to decreases in gross profit from system sales of $15.0 million, lower service and spare parts sales of $3.1 million, and a decrease in gross profit of $1.4 million due to inventory valuation charges, partially offset by an increase of $3.8 million due to net recognition of deferred systems revenue, and improved gross profit of $2.1 million due to lower warranty costs. The increase in gross profit from recognition of deferred systems revenue was due to the high volume of shipments in the third and fourth quarters of 2004, with corresponding revenue recognition upon customer acceptance in subsequent periods.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Gross profit margin	41.5%	45.2%	40.9%	43.7%

Gross profit margin in the third quarter of 2005 decreased by 3.7 percentage points compared to the third quarter of 2004, primarily due to lower gross profit margin from systems of 6.3 percentage points and service and spare parts of 1.0 percentage point, partially offset by improved gross profit margin of 2.4 percentage points from net recognition of deferred systems revenue and a benefit of 0.4 percentage point due to lower inventory valuation charges.

Gross profit margin for the first nine months of 2005 decreased 2.8 percentage points compared to the first nine months of 2004, primarily due to decreases in gross profit from system sales of 4.9 percentage points and service and spare parts sales of 0.8 percentage point, and a decrease in gross profit margin of 0.9 percentage point due to inventory valuation charges, partially offset by an increase of 2.6 percentage points due to net recognition of deferred systems revenue, and improved gross profit margin of 0.6 percentage points due to lower warranty costs.

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

Research, Development and Engineering

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Research, development and engineering	$ 6,484	$ 5,616	$ 19,778	$ 15,970
Percentage of net sales	13.6%	8.3%	12.4%	8.8%
Change from prior year	$ 868		$ 3,808

Research, development and engineering expenses increased in amount and as a percentage of net sales for the first three fiscal quarters of 2005 compared to the same periods of 2004, primarily due to increased activity in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Selling, general and administrative	$ 12,648	$ 14,956	$ 39,760	$ 41,299
Percentage of net sales	26.5%	22.0%	24.9%	22.8%
Change from prior year	$ (2,308)		$ (1,539)

Selling, general and administrative (SG&A) expenses for the third quarter of 2005 decreased compared to the same period of 2004, primarily due to decreases in salaries and benefits of $1.7 million and travel expenses of $0.4 million due to lower levels of business activity and increased outsourcing of non-core functions, and a reduction of $0.4 million due to the collection of accounts receivables during the quarter that had been previously reserved, partially offset by higher outsourcing costs of $0.3 million.

Selling, general and administrative (SG&A) expenses for the first nine months of 2005 decreased compared to the same period of 2004, primarily due to decreases in salaries and benefits of $0.4 million and travel expenses of $0.9 million due to lower levels of business activity and increased outsourcing of non-core functions, and a reduction of $0.4 million due to the collection of accounts receivables during the period that had been previously reserved, and decreases in other miscellaneous expenses of $1.0 million as part of our ongoing effort to streamline our operations, partially offset by higher outsourcing costs of $1.2 million, primarily related to Sarbanes-Oxley compliance and changes to support our CFE business model.

Amortization of Intangibles

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Amortization of intangibles	$ 500	$ 328	$ 1,500	$ 985
Percentage of net sales	1.1%	0.4%	0.9%	0.5%
Change from prior year	$ 172		$ 515

Amortization of intangibles for the three and nine months ended September 25, 2005 increased compared to the same periods of 2004, primarily due to amortization of intangibles resulting from our acquisition of Vortek Industries Ltd. on October 27, 2004.

Gain on Disposition of Wet Business

On March 17, 2003, we sold the portion of our business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). SCP paid us the initial purchase price of $2.0 million in cash. That initial purchase price was subject to adjustment based on a number of criteria, including an earn-out up to an aggregate maximum of $5.0 million, payable to us based upon sales by SCP of certain products to identified customers through December 31, 2004.

In the third quarter of 2005, we received a payment of approximately $2.9 million from SCP for sales by SCP of certain products to identified customers in 2004. In accordance with SFAS No. 141, "Business Combinations," we have recorded this payment as additional proceeds from the sale of the Wet Business. The payment has been recorded as a reduction of operating expenses in the accompanying condensed consolidated statement of operations.

Restructuring and Other Charges

At December 31, 2004, we had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to our 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into our current headquarters based in Fremont, California in 2004. During the nine months ended September 25, 2005, we paid $450,000 for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $564,000 as of September 25, 2005.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Interest expense	$ (92)	$ (22)	$ (195)	$ (57)
Percentage of net sales	-0.2%	-	-0.1%	-0.1%
Change from prior year	$ (70)		$ (138)

Interest income	$ 675	$ 365	$ 1,598	$ 889
Percentage of net sales	1.4%	0.5%	1.0%	0.5%
Change from prior year	$ 310		$ 709

Other income (expense), net	$ 35	$ (36)	$ (1,204)	$ (600)
Percentage of net sales	-	-	-0.8%	-0.3%
Change from prior year	$ 71		$ (604)

Interest income increased in the third quarter of 2005 and for the first nine months of 2005 compared with the same periods of 2004, primarily due to higher average interest rates, and higher invested cash balances. Interest expense in the third quarter of 2005 and for the first nine months of 2005 increased compared to the same periods of 2004, primarily due to interest expenses paid on bank overdrafts by our subsidiary in Israel.

Other income (expense), net for the third quarter of 2005 included a foreign currency exchange loss of $0.1 million and miscellaneous income of $0.1 million, compared with miscellaneous expenses of $36,000 in the third quarter of 2004.

Other income (expense), net for the first nine months of 2005 included a foreign currency exchange loss of $1.3 million on foreign forward exchange contracts settled in the first quarter of 2005, and net other income of $0.1 million, compared with an foreign exchange gain of $0.4 million, a gain on sale of fixed assets of $0.1 million, and miscellaneous expenses of $1.1 million for the first nine months of 2004.

Provision for Income Taxes

The provision for income taxes was $61,000 for the quarter ended September 25, 2005. The tax provision was primarily due to a net provision of $49,000 for deferred taxes and a provision of $12,000 for state taxes. In the first nine months of 2005, the Company recorded an income tax benefit of approximately $0.4 million, which primarily consisted of a deferred tax benefit on the amortization of certain intangible assets of $0.3 million, and a benefit for foreign taxes of approximately $0.1 million. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. At September 25, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a full valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments were $124.3 million at September 25 2005, an increase of $31.6 million from $92.7 million as of December 31, 2004. Stockholders' equity at September 25, 2005 was $194.9 million.

Credit Arrangements

As of September 25, 2005, we had a $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit expires in April 2006. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At September 25, 2005, we were in compliance with the covenants, and there was no borrowing under this credit line.

Our Japanese subsidiary has a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.4 million at September 25, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of September 25, 2005. The facility will continue indefinitely unless either party notifies the other party to terminate the facility. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At September 25, 2005, the Japanese subsidiary had no borrowing under this credit facility.

Off-Balance-Sheet Arrangements

As of September 25, 2005, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

In September 2005, we entered into a new lease agreement for our existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million. We have one five-year option to extend the lease at current market lease rates. Additionally, we are responsible for insurance, real property taxes, and operating expenses. Upon termination of the lease, we are responsible for restoration costs of approximately $1.5 million, subject to adjustment, and we have provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount will be increased to reflect any adjustments made to the restoration cost obligation.

In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million at December 31, 2004) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. During the first nine months of 2005, we paid approximately $1.6 million under the first three installments of the lease termination agreement. We had fully accrued for the costs related to this lease. See Note 7 to Condensed Consolidated Financial Statements.

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.0 million at September 25, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $12.0 million at September 25, 2005) less any royalties paid by Vortek or us to the Minister. At September 25, 2005, we were in compliance with the covenants of this agreement.

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 12).

In July 2005, DNS paid us an additional $5.4 million for sales under the license agreements, beyond the minimum annual royalty payment of $6.0 million paid to us in April 2005. We have recorded the payment of $5.4 million as deferred revenue in the accompanying condensed consolidated balance sheets. As of September 25, 2005, DNS has made payments aggregating $68.8 million under the terms of the settlement and license agreements. We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $0.2 million in 2007, totaling $6.2 million.

Liquidity and Capital Resources Outlook

As of September 25, 2005, we had cash, cash equivalents, and short-term investments of $124.3 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash provided by operations during the nine months ended September 25, 2005 was $34.2 million, primarily due to net income of $7.9 million, a decrease in accounts receivable of $28.6 million, a decrease in inventories and inventories-delivered systems of $9.3 million, depreciation and amortization of $7.7 million, a decrease in advance billings of $5.9 million, and an inventory valuation charge of $1.8 million, partially offset by a decrease in accrued liabilities $9.6 million, a decrease in accounts payable of $7.7 million, a decrease in deferred revenue of $5.1 million, and the gain from disposition of Wet Business of $2.9 million.

The decrease of $28.6 million in accounts receivable was due to lower sales in 2005 and a new collection program adopted by the Company in the fourth quarter of 2004, which has increased collections in the first nine months of 2005. The decrease in inventories of $9.3 million is primarily due to increased outsourcing of our manufacturing as part of our CFE business model, and increased efforts to obtain final acceptances on delivered systems. An inventory valuation charge of $1.8 million for excess and obsolescence provision was incurred for spare parts valuation and demonstration and evaluation tools. The decrease of $9.6 million in accrued liabilities was mainly due to a decrease in required warranty accruals of $2.0 million, the payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $1.6 million related to our surrendered building leases in Germany, and payments of accrued lease termination costs of $0.5 million, in addition to lower balances from a lower level of business activity. The decrease in accounts payable of $7.7 million was mainly due to the payment of $4.6 million to an outsourced manufacturing partner for systems delivered in the fourth quarter of 2004, and lower overall accounts payable balances due a lower level of business activity. Advanced billings decreased by $5.9 million due to increased efforts by the Company in 2005 to obtain final acceptances on delivered systems..

The net cash used in operating activities during the nine months ended September 26, 2004 was $33.0 million, primarily attributable to an increase in accounts receivable of $28.5 million due to increased shipments and an increase in inventories of $24.7 million due to ramping up of manufacturing of products in response to increased system orders; which were partially offset by net income of $20.9 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 25, 2005 was $7.8 million, primarily due to purchases of $17.3 million of available-for-sale investments and capital expenditures of $2.1 million for computer equipment and software, partially offset by proceeds of $8.8 million from sales and maturities of available-for-sale investments, and cash received from the disposition of the Wet Business of $2.9 million.

Net cash used in investing activities during the nine months ended September 26, 2004 was $13.5 million, due to purchases of $21.3 million of available-for-sale investments and capital expenditure of $10.9 million on property and equipment, partially offset by proceeds of approximately $18.8 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 25, 2005 was $2.6 million, attributable to net proceeds of $2.1 million from stock options exercised and stock purchases under our employee stock purchase plan and a $0.5 million reduction in restricted cash that was previously required as collateral for the Company's corporate credit cards.

Net cash provided by financing activities during the nine months ended September 26, 2004 was $47.5 million, primarily attributable to the net proceeds of $46.4 million received from our underwritten public offering of approximately 4.3 million shares of newly issued common stock at $11.50 per share, and net proceeds of $1.1 million from stock options exercised and stock purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), "Share-Based Payment". SFAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for us beginning with the first fiscal quarter of 2006. We are is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which could have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the company' s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on our Condensed Consolidated Financial Statements.

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

International sales accounted for 86% of net sales in the first nine months of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in China, Japan, Korea, Taiwan, and other Asian countries accounted for 77% of net sales in the first nine months of 2005, 79% of our net sales in 2004 and 71% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Future sales of shares by SES BG could adversely affect the market price of our common stock.

There are 51,889,765 shares of our common stock outstanding as of September 25, 2005. On August 19, 2005, SES Beteiligungs-GmbH (SES BG) filed a Schedule 13D with the Securities and Exchange Commission, identifying SES BG as successor-in-interest to the shares previously owned by STEAG Electronic Systems AG (STEAG) as the result of a merger of STEAG into SES BG. As of September 25, 2005, a total of 4,565,728 shares (or 8.8%) of our common stock are held beneficially by SES BG. SES BG has indicated that it plans to reduce its ownership in our common stock over time. If SES BG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by SES BG might occur could also adversely affect the market price of our common stock.

We incurred net operating losses during 2001 to 2003. We may not achieve or maintain profitability on an annual basis.

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $94.3 million for the year ended December 31, 2002 and $28.4 million for the year ended December 31, 2003. Although we have been profitable in each of the last eight quarters, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, in the twelve months prior to September 25, 2005, the closing price range for our common stock was $5.77 to $11.59 per share.

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

Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, or hedge for these interest rate exposures. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $113.2 million in cash equivalents and $11.1 million in short-term marketable securities as of September 25, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments. The maturities of short-term investments as of September 25, 2005 are shown below (in thousands):

September 25, 2005
(in thousands)

Due within one year	$ 7,868
Due in one to five years	3,241
$ 11,109

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

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net. No new forward foreign exchange contracts were contracted during the first nine months of 2005. There was no forward foreign exchange contract outstanding as of September 25, 2005.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

ITEM 5. OTHER INFORMATION

During the third quarter of 2005, the Company entered into a new lease agreement for its existing corporate headquarters building at 47131 Bayside Parkway in Fremont, California. The Industrial Space Lease is dated August 1, 2005 and was entered into between Mattson Technology, Inc. and Renco Equities, a California partnership. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rental cost to the Company of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at current market lease rates. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. Upon termination of the lease, the Company is responsible for restoration costs of approximately $1.5 million, subject to adjustment, and the Company has provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount will be increased to reflect any adjustments made to the restoration cost obligation.

ITEM  6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
4.1(3)	2005 Equity Incentive Plan
4.2(4)	Rights Agreement, effective as of July 28, 2005, between the Company and Mellon Investor Services, LLC, as rights agent.
10.14	Industrial Space Lease, dated August 1, 2005, between the Company and Renco Equities IV, a California partnership. PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

Dated: November 4, 2005

By: /s/ David Dutton David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2005

By: /s/ Ludger Viefhues Ludger Viefhues Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)