Form 10-K
period 2005-12-31
MATTSON TECHNOLOGY INC
filed 2006-05-03
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 26, 2005 was $331,575,089 based on the closing price for the registrant's common stock reported by the Nasdaq Stock Market on that date. Shares of voting stock held by each director and executive officer and by SES Beteiligungs-GmbH have been excluded in that such persons may be deemed to be affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of registrant's Common Stock outstanding as of April 26, 2006: 52,442,661.

     PDF provided as courtesy

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements may be identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management's current expectations. Such risks and uncertainties include those set forth in Item 1A. "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

PART I

Item 1. Business

Restatement of Financial Results for the Years Ended December 31, 2002, 2003 and 2004 and the Quarters Ended March 27, June 26 and September 25, 2005

We have restated our previously issued consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the quarters ended March 27, June 26 and September 25, 2005. Restated financial statements for the year ended December 31, 2002 prepared in accordance with accounting principles generally accepted in the United States are not presented herein. In the consolidated financial statements presented herein, the effects of the restatement on periods prior to January 1, 2003 have been recorded as a decrease in accumulated deficit of $24.6 million as of January 1, 2003 and resulted in an increase to total stockholders' equity of $24.6 million.

For information about the effects of the restatement, see Note 2 to the Consolidated Financial Statements and Supplementary Financial Information - Quarterly Consolidated Financial Data included in Item 8 of this Annual Report on Form 10-K. The consolidated financial statements and financial information included in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K previously filed or furnished by Mattson for these periods should not be relied upon and is superceded by the information in this Annual Report on Form 10-K. Periods prior to 2002 did not require restatement.

Company Overview

We are a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs). According to a report published in 2005 by independent research firm Gartner Dataquest, Mattson was the worldwide market share leader of dry strip equipment and the second worldwide market share leader of rapid thermal processing (RTP) equipment for the wafer fab equipment industry in 2004(1). Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the front-end-of-line (FEOL) and back-end-of-line (BEOL) fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter (mm) wafers, sub-90 nanometer (nm) design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

Our customer base is diversified geographically and includes foundries and logic and memory device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships to build customer loyalty. We have design and manufacturing centers in the United States, Canada and Germany. Our customer support organization is headquartered in Fremont, California, with sales and support teams located in China, France, Germany, Israel, Italy, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States.

__________________

(1) "Wafer Fab Equipment Market Share Reshuffled in Boom," by Dean Freeman, Mark Stromberg, Klaus Rinnen, Bob Johnson, Takashi Ogawa, April 1, 2005.

Mattson Technology, Inc. (Mattson) was incorporated in California in 1988 and reincorporated in Delaware in 1997. Our principal executive office is located at 47131 Bayside Parkway, Fremont, CA 94538. Our telephone number is (510) 657-5900. Additional information about Mattson is available on our Website at http://www.mattson.com. The information on our Website is not incorporated herein by reference.

Industry Background

The manufacture of ICs is a highly complex process with numerous individual processing steps, many of which are performed multiple times before manufacturing is complete and the IC is fully functional. To build an IC, transistors are first created on the surface of the silicon wafer, known as FEOL fabrication, and then the transistors are microscopically wired together by means of the interconnect metal layers, known as BEOL processing. The steps require the wafer to be subjected to a tightly controlled series of chemical, thermal and photolithographic processes, resulting in the formation of millions, and in some cases billions, of transistors per circuit and thousands of circuits on a single wafer.

Semiconductor manufacturers face continuing competitive pressures to manufacture increasingly complex ICs, improve yields per wafer and reduce manufacturing costs. Advances in semiconductor manufacturing processes focus on methods to enable smaller and smaller transistor sizes and circuit designs. Each new generation of manufacturing process is characterized by the distance between pattern lines in the design of the circuit, measured in nanometers (billionths of a meter). Today's advanced devices are being produced at or below the 90 nm technology node. Leading semiconductor manufacturers are transitioning to 65 nm production and have active 45 nm research and development programs.

The trend toward increasing device complexity and shrinking geometries requires new interconnect materials, such as copper conducting materials and low-k dielectric films. Low-k dielectrics reduce the capacitance between metal lines in a device, improving the speed and performance of the chip. However, low-k materials are considerably more fragile than silicon dioxide; this poses new challenges to device manufacturers in the integration of these new materials into their manufacturing process.

At the same time, the majority of the semiconductor industry has transitioned to production on 300 mm (12 inch) wafers because of the manufacturing cost advantages of these larger wafers compared to 200 mm (8 inch). 300 mm wafers yield greater than 2.2x the number of chips per wafer as compared to 200 mm wafers, and hence provide significant economies of scale in wafer manufacturing.

These developments increase manufacturing complexity and create the need for manufacturing equipment with ever more precise process control capability.

Consumer Electronics Driving Industry Growth

Over the past several years, consumer products have emerged as the primary force behind semiconductor industry growth, now driving half of all semiconductor sales. In 2005, consumer electronics, such as cell phones, personal computers (PCs), digital TVs and digital music players, were principal drivers of chip demand. These, along with other consumer products, such as digital cameras, game consoles, notebooks and automotive electronics, will continue to be major growth drivers for global semiconductor sales in the years ahead.

Consumer demand for multimedia, mobility and connectivity requires increased functionality across a range of convergent applications. Digital convergence, where different digital devices such as televisions and mobile telephones are merged into a multi-purpose communication device, in the global electronic end markets is expected to drive demand for faster, smaller and less expensive semiconductors. Semiconductors used in consumer electronic devices include microcontrollers, microprocessors, digital signal processors (DSPs) and analog devices.

As demand for consumer electronics increases, semiconductor manufacturers will be challenged to speed development of new products and produce them more cost-effectively.

Mattson Strategy

Today's semiconductor manufacturers demand processes that deliver results with an unprecedented level of precision. We work closely with our technology partners, customers and supply chain vendors to deliver on these demands. We are focused on growing Mattson by gaining share in our existing markets and expanding into new market segments. Strategies to achieve our long-term growth goals include:

Technology Leadership

An important element of Mattson's growth strategy is our commitment to technology leadership in the markets we serve, and the production-proven performance of our strip and RTP systems has earned us leading positions in both of these markets. We plan to extend our market and technology leadership by collaborating with customers, academia and industry consortia to develop robust processing solutions that provide chipmakers superior technology, productivity and total cost of ownership advantages. Investments in research and development have enabled us to make process improvements and product innovations extendible through several device generations, resulting in powerful and expanding product and patent portfolios. We believe that our advanced technologies should enable us to increase our competitive advantage, expand our share in existing markets and penetrate new segments, further reinforcing our leadership.

Customer Loyalty

We solve problems for our customers, and helping them succeed has translated into our continued success. We develop and deliver products that increase productivity and reduce manufacturing costs to help our customers get their next-generation chips to market faster, thereby maximizing their returns on investment. Our global sales and service organization-with a strong network covering Asia, Europe and North America-works with our customers to align our product development plans with their future technical and production requirements to help them achieve higher productivity, reduced operating costs and extended capital investment. We are a vendor of choice at leading semiconductor manufacturers around the world, a testament to our success in maintaining strong relationships and building customer loyalty and satisfaction. We expect to expand our portfolio of world-class customers as a result of our performance in delivering products and services that solve chipmakers' most critical manufacturing and technology challenges.

Operational Excellence

We are a results-driven organization and constantly strive to deliver operations and financial performance that goes "beyond excellence." Through the successful implementation of our business model and our focused execution of the strategies it encompasses, we have built a leaner, more flexible organization designed to deliver profitability through industry cycles and maximize stakeholder value. We have established partnerships with our supply chain to lower manufacturing and design costs and to improve delivery times to our customers. This outsourcing of non-core functions allows us to concentrate resources on what is most critical for our customers: developing and delivering advanced products that meet their exacting technology demands today and in the future. We will continue to implement measures and programs designed to minimize cost and increase manufacturing efficiencies to grow our ability to achieve operational excellence.

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

Our Aspen III ICPHT system is built on our production-proven Aspen platform (we have over 1,200 Aspen platform-based systems installed at chipmaker fabs worldwide) and features our patented inductively coupled plasma (ICP) technology. The system utilizes an enhanced radio frequency (RF), matching network and a higher-capacity heating source to provide increased throughput, process performance and reliability. The ICPHT is in high-volume production at customer sites around the world.

In 2005, we introduced the Aspen III eHighlands, a resist strip system that enables chipmakers to handle copper/low-k dielectric integration, ultra low-k ashing, barrier layer removal and other advanced BEOL dry strip applications with a single tool. The eHighlands is delivering excellent results for BEOL low-k/copper cleaning, is qualified for 65 nm photoresist etchback processes and is gaining acceptance from chipmakers for advanced low-aspect ratio reactive ion etching (LARRIE) applications. We believe the eHighlands will increasingly be used for processes beyond traditional strip, providing us opportunities to expand into new markets.

We recently introduced Suprema™. This latest-generation 300 mm strip system utilizes a new and innovative handling architecture to deliver superior productivity and reliability with exceptionally low cost of ownership for manufacturing at the 90 nm node and below. In 2005, we shipped three Supremas to key beta partners, who will use the system for volume production of advanced memory devices.

Rapid Thermal Processing

In RTP, semiconductor wafers are rapidly heated under controlled atmospheric conditions to process temperatures of up to 1250 ° C, held at this temperature for a defined time and then rapidly cooled. Thermal processing can alter and lock in material properties at the wafer surface as well as in the bulk silicon. Typical processes are:

  Rapid thermal oxidation: to grow an oxide layer on the wafer surface.
  Rapid thermal annealing: to achieve defined electrical properties in the devices or in the bulk of the wafer.
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

Our RTP products feature dual-sided, lamp-based heating technology that provides enhanced control, process uniformity and repeatability for both 200 and 300 mm production. Our product lines include the 2800 and the 2900 for 200 mm applications, the 3000 series (which includes the 3000, the 3000 Plus and the 3000 Steam) for 200 and 300 mm fabrication and the Helios RTP system for 300 mm advanced applications.

The Helios features a state-of-the-art model-based temperature measurement and control system that provides the uniformity, repeatability and reliability required for achieving superior device performance for the most demanding 300 mm applications, including nickel silicide (NiSi) formation. This dual-chamber RTP system is in volume production at 90 nm, and customers have qualified it for 65 nm processes. In 2005, the Helios was accepted by a major Korean DRAM manufacturer for sub-65 nm development, and it was chosen by a major Japanese chipmaker for its 45 nm logic process development line based on the system's excellent productivity and cost of ownership advantages. We will continue working with our customers to demonstrate the Helios' capabilities on processes for advanced 45 nm technology applications.

Our flash-assisted RTP system, which features a patented arc lamp technology capable of reducing thermal cycle time by a factor of over a hundred, is designed to enable our customers to meet advanced ultra-shallow junction (USJ) anneal process requirements through the 32 nm technology node. In 2005, we began customer demos and won our first order for this next-generation millisecond flash annealing RTP system from a European research center based on its advanced capabilities to address critical sub-65 nanometer applications.

Plasma-Enhanced Chemical Vapor Deposition

Chemical vapor deposition (CVD) processes are used to deposit insulating and conducting films on wafers. These films are the basic materials used to form the resistors, capacitors and transistors of an integrated circuit. These materials are also used to form the wiring and insulation between electrical components.

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

We are focused on PECVD applications at the front-end of the fabrication line, and we offer a PECVD process to deposit insulating films. Our products are based on our production-proven Aspen platform and robotic technology that provides performance and productivity advantages to our customers. PECVD allows the system to process wafers at a relatively low temperature, reducing the risk of device parameter drift during FEOL processing and damage to metalization layers during BEOL processing. We have narrowed our CVD efforts to a limited number of key customers as part of a strategic decision to focus on core businesses in strip and RTP.

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

We offer competitive, comprehensive warranties on all of our products. We maintain spare parts depots in most regions and provide regional field and process support. As part of our global support services, we also offer a broad selection of technical training courses from maintenance and service training to basic and advanced applications and operation.

We are committed to the continuous improvement of our customer support services. Year over year, we have enhanced our customer service and support programs. We are actively engaged in joint development programs at major customer sites to collaborate on product and process development and increase the level of customer support.

We work closely with Semiconductor Equipment Materials International (or SEMI, a global member association for companies participating in the microelectronics and display industries) to ensure that our programs comply with its major support directives.

Our Customer Satisfaction Assurance Program (CSAP) has shown that we have made significant improvements in increasing customer satisfaction, as evidenced by recent successful customer audits and customer satisfaction survey ratings conducted in 2005.

In 2005, we added cyclically flexible enterprise (CFE) partners for additional peak resource requirements in all of the regions in which we operate, enabling faster customer response without materially impacting our headcount or profitability.

We also strengthened our customer support infrastructure by establishing global customer teams and dedicated service marketing positions for both the RTP and strip divisions. This new structure enables to us to provide faster quotation of customer requirements and continuous improvement program (CIP) offerings for all product lines. This allows customers to keep their toolsets current and enables them to transition to the next node smoothly when their technology changes to newer generation products.

Sales and Marketing

Our marketing and sales efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force. Our sales personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force resident in our Fremont, California headquarters, we have sales and support offices in China, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the United States. In 2005, we expanded our service operations in Israel, strengthening our ability to provide enhanced customer technical support for our customers in the region

In 2005, we maintained our distribution relationships with MICL Ltd. in Israel, PTS SARL in France and SemiQuip Inc. in the United States.

In addition to maintaining our wholly-owned subsidiary in Japan, we have continuing relationships with Canon Sales Company for the distribution of our RTP systems in Japan, and with NOAH Corporation for regional sales activities of our strip products in Japan.

Our international sales accounted for 84% of our net sales in 2005, and 87% of our net sales in 2004 and 2003. We anticipate that international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business. Our sales to customers located in China, Japan, Korea, Taiwan and other Asian countries accounted for 72% of our net sales in 2005, 78% of our net sales in 2004, and 70% of our net sales in 2003. Our foreign sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see "Risk Factors That May Affect Future Results and Market Price of Stock - We are highly dependent on international sales, and face significant economic and regulatory risks."

Customers

Our customer base is diversified, both geographically and by chip segments. Customers for our products include the world's top 20 semiconductor manufacturers. The composition of our largest customers has varied from year to year. The following table shows our net sales from customers representing more than ten percent of total sales in each of the last three years and net sales from our top ten customers as a group for each of those years:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Customer A	12%	-	-
Customer B	11%	16%	-
Customer C	-	12%	-
Customer D	-	-	18%
Customer E	-	-	11%

Top ten customers as a group	68%	70%	70%

For a discussion of risks associated with changes in our customer base, see "Risk Factors That May Affect Future Results and Market Price of Stock - We depend on large purchases from a few customers, and any cancellation, reduction or delay of purchases by, or failure to collect receivables from, these customers could harm our business."

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog was approximately $48.3 million as of December 31, 2005, $73.4 million as of December 31, 2004, and $40.3 million as of December 31, 2003. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. During periods of industry downturn, we have experienced cancellations, delays and push-out of orders that were previously booked and included in backlog.

Research, Development and Engineering

The semiconductor equipment industry is characterized by rapid technological change and product innovation. We develop process and process integration solutions with results at the wafer surface for our customers. The products that we develop and market are the means to allow our customers to address their advanced process requirements. Only by continuously striving to develop new intellectual property for process and hardware to support new processes can we maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering (RD&E) programs. We seek to maintain close relationships with our global customers and to remain responsive to their product and processing needs.

Our key RD&E activities during 2005 involved the ongoing process improvements of our strip and RTP systems, as well as the development of two new 300 mm strip tools.

In 2005, we introduced the Aspen III eHighlands, a resist strip system that enables chipmakers to handle copper/low-k dielectric integration, ultra low-k ashing, barrier layer removal and other advanced BEOL dry strip applications with a single tool.

We shipped the first beta units of our new Suprema product to customer partners in 2005. The recently introduced Suprema product is the first of a planned series of tools which incorporate an innovative, high-productivity platform that we expect will set new standards for cost of ownership in the industry. This platform is designed to improve particle performance for 65 nm technology and beyond. The Suprema incorporates our latest photoresist process module: the ICPHT.

Other development efforts have led to further improvements in process uniformity for strip applications. We also made significant progress in improving the performance of the processes in our process application suite for strip products.

We have extended the capability of our latest-generation RTP tools below the 65 nm node and improved our tool reliability and productivity to help reduce our customers' cost of ownership.

The Helios RTP system features a model-based temperature control system that enables advanced silicide formation and provides tighter peak-width control for conventional USJ anneal requirements. We continued working with our customers to demonstrate the process capabilities of the Helios for advanced 45 nm technology applications.

Our flash RTP system features a flash lamp technology designed to address annealing for advanced USJ applications down to the 32 nm technology node. In 2005, this next-generation millisecond flash annealing system was selected by a European research center for 45 nm development; and it continues to demonstrate excellent results at our beta partner site in the United States.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, we believe that our future success will depend upon our ability to improve our existing systems and processes and to develop new systems and technologies that parallel and precede the technology roadmaps of our customers more effectively than our competition. In addition, we must adapt our systems and processes to evolving technological changes and support emerging industry standards for target markets. We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new or enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or improved systems or process technologies. In addition, these new and improved systems and process technologies may not meet the requirements of the marketplace and achieve market acceptance.

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

Our research, development and engineering expenses were $26.6 million for the year ended December 31, 2005, $23.1 million for the year ended December 31, 2004, and $23.0 million for 2003, representing 12.7% of net sales in 2005, 9.4% of net sales in 2004, and 13.8% of net sales in 2003.

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

Our principal competitors in the dry strip market include Axcelis Technologies, Canon, and Novellus Systems. Principal competitors for our RTP systems are Applied Materials and DaiNippon Screen. Principal competitors for our PECVD systems include Applied Materials, ASM International and Novellus Systems.

Manufacturing

Our Mattson-owned manufacturing operations consist of procurement, assembly, test, quality assurance and manufacturing engineering. We also utilize an outsourcing strategy for the manufacture of components, major subassemblies and complete systems. In 2005, we continued to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our CFE business model. We have Mattson-owned manufacturing capability in Fremont, California and Dornstadt, Germany. Our outsourcing partners have manufacturing facilities in China, Singapore and Taiwan.

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

As is customary in our industry, from time to time, we receive or make inquiries regarding possible infringement of patents or other intellectual property rights. Although there are no pending claims against us regarding infringement of any existing patents or other intellectual property rights or any unresolved notices that we are infringing intellectual property rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, result in loss or cancellation of customer orders, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements or prevent us from manufacturing and selling our products. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could seriously harm our business. Our involvement in any patent or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business.

Employees

As of December 31, 2005, we had 596 employees. During 2005, our number of employees decreased by ten percent while our net sales decreased by fifteen percent. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. Historically, during times of economic expansion, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times, we have experienced difficulty in attracting new personnel, and if needed, we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside of Germany is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.

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

Available Information

We make available free of charge, through our website, http:/ /www.mattson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Our publicly filed information is also available on the SEC's website, http://www.sec.gov. The information on our website is not incorporated herein by reference.

Item 1A. Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The semiconductor equipment industry is highly cyclical and periodically has severe and prolonged downturns, which causes our operating results to fluctuate significantly. We are exposed to the risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for our products, increased price competition and delays by our customers in paying for our products.

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

In future downturns, if we are unable to effectively align our cost structure with prevailing market conditions, we could experience losses, may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

We depend on large purchases from a few customers, and any cancellation, reduction or delay of purchases by or failure to collect receivables from these customers could harm our business.

Currently, we derive most of our revenues from the sale of a relatively small number of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. The list prices on our systems range from $0.5 million to more than $2.5 million. Consequently, any order cancellations, delays in scheduled shipments, delays in customer acceptances or delays in collection of accounts receivable could materially adversely affect our operating results and cause our results to fall below our expectations and the expectations of market analysts or investors. Delays in collection of accounts receivable could require us to increase our accounts receivable reserve, which would increase our operating expenses.

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

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request cancellations or delivery delays. As a result, our backlog may not be a reliable indication of future revenues. If shipments of orders in backlog are cancelled or delayed, revenues could fall below our expectations and the expectations of market analysts and investors.

Delays or technical and manufacturing difficulties incurred in the introduction of new products could be costly and adversely affect our customer relationships.

Our success depends in part on the continual introduction of new and improved systems and processes. Our products are complex, and we may experience delays and technical or manufacturing difficulties in the prototype introduction of new systems and enhancements, or in achieving volume production of new systems or enhancements. Our inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect our business and results of operations, as well as our customer relationships. We may from time to time incur unanticipated costs to ensure the functionality and reliability of our products early in their life cycles, and such costs can be substantial. If we encounter reliability or quality problems with our new products or enhancements, we could face a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect our business and results of operations.

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

Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this "vendor of choice" (VOC) for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendors. Accordingly, we may face narrow windows of opportunity to be selected as the VOC by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

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

Our development and manufacture of new products involves significant risk, since the products are very complex and the development cycle is long and expensive. The success of any new systems we develop and introduce is dependent on a number of factors, including our ability to correctly predict customer requirements for new processes, to assess and select the potential technologies for research and development, and to timely complete new system designs that are acceptable to the market. We may make substantial investments in new technologies before we can know whether they are technically or commercially feasible or advantageous, and without any assurance that revenue from future products or product enhancements will be sufficient to recover the associated development costs. Not all development activities result in commercially viable products. We may be adversely affected by manufacturing inefficiencies and the challenge of producing innovative systems in volumes that meet customer requirements. We may not be able to improve our existing systems or develop new technologies or systems in a timely manner. We may exceed the budgeted cost of reaching our research, development and engineering objectives, and planned product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on our business and results of operations.

As we continue our work to implement and improve our new enterprise resource planning and financial statement consolidation systems, unexpected problems could occur and could cause disruption to the management of our business and delays in the preparation of our financial statements.

In the fourth quarter of 2004, as part of a multi-phase process, we completed the implementation of a new enterprise resource planning, or ERP, system for our worldwide operations. The new ERP system has become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to implement and improve our new computerized consolidation and ERP systems continues as an active project. These systems are new to us and we have not had extensive experience with them.

The new ERP and consolidation systems could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system has required us to change internal business practices. We may encounter unexpected difficulties or costs or other challenges, any of which may disrupt our business or cause delays in the reporting of our financial results. Our existing systems, procedures or controls may not be adequate to support our operations and require us to change our internal business practices. Corrections and improvements may be required as we continue the implementation of our new systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

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

We are increasingly outsourcing manufacturing and logistics activities to third-party service providers, which decreases our control over the performance of these functions.

We have already outsourced certain manufacturing and spare parts logistics functions to third-party service providers, and we may outsource more of those functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products or spare parts to our customers could be severely impaired. We would quickly need to identify and qualify substitute service providers or increase our internal capacity, which could be expensive, time-consuming and difficult, and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

If customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all.

Our requirements are expected to represent a small portion of the total capacities of our third-party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for our products. In addition, such manufacturers could suffer financial difficulties or disruptions in their operations due to causes beyond our control.

We may not be able to continue to successfully compete in the highly competitive semiconductor equipment industry.

The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

  system performance;
  cost of ownership;
  size of installed base;
  breadth of product line;
  delivery availability; and
  customer support.

Competitive pressure has been increasing in several areas. In particular, there is increased price competition, and customers are waiting to make purchase commitments based on their end-user demand, which are then placed with requests for rapid delivery dates and increased product support.

Our major competitors are larger than we are, have greater capital resources, and may have a competitive advantage over us by virtue of having:

  broader product lines;
  longer operating history;
  greater experience with high-volume manufacturing;
  substantially larger customer bases;
  the ability to reduce price through product bundling; and
  substantially greater customer support, financial, technical and marketing resources.

In addition, to expand our sales we must often replace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that will offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and on-site customer support of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

Our lengthy sales cycle increases our costs and reduces the predictability of our revenue.

Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. We may incur significant sales and marketing expenses during this evaluation period. In addition, the length of this period makes it difficult to accurately forecast future sales. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in revenues, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

We are highly dependent on international sales, and face significant economic and regulatory risks.

International sales accounted for 84% of our net sales in 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in China, Japan, Korea, Taiwan and other Asian countries accounted for 72% of our net sales in 2005, 78% of our net sales in 2004 and 70% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

  unexpected changes in law or regulations resulting in more burdensome governmental controls, tariffs, taxes, restrictions, embargoes or export license requirements;
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

Our growth will depend on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales, and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Historically, competition for such personnel has been intense in all of our locations, but particularly in the San Francisco Bay Area where our headquarters is located. If we are unable to retain existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers. As a result, our growth could be limited, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction.

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

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $69.7 million for the year ended December 31, 2002 and $35.5 million for the year ended December 31, 2003. Although we were profitable for 2004 and 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant sales to achieve and maintain profitability, and we may not be able to do so.

Our quarterly operating results fluctuate significantly, are difficult to predict, and may fall short of anticipated levels, which could cause our stock price to decline.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2005, the price range for our common stock was $5.77 to $10.68 per share.

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

The Company Has Material Weaknesses in Its Internal Control over Financial Reporting

During the audit of the 2005 financial statements, the Company's management identified the following material weaknesses in internal control over financial reporting:

  lack of sufficient personnel and resources to properly perform the quarterly and year-end financial statement closing processes, including the monitoring of the previously selected accounting policy for the amounts received from a patent infringement settlement, and the review of certain account reconciliations and analyses.
  lack of effective controls over the computation and review of reserves for slow-moving and excess and obsolete inventory

Although the Company has taken and is continuing to undertake a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of its financial statements might not be prevented or detected in the current or any future period. In addition, the Company may in the future identify other material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date.

Furthermore, the initiatives taken by the Company to remedy the material weaknesses are expected to result in additional costs for increased personnel, which could adversely affect our operating results. There can also be no assurance that the initiatives being taken by management will result in a determination by the Company's independent registered public accounting firm that its internal controls over financial reporting are properly designed and operating effectively in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of December 31, 2005 are set forth below:

Location	Type	Principal Use	Square Footage		Ownership
Fremont, CA	Office, plant and warehouse	Headquarters, Marketing, Manufacturing, Distribution, Research and Engineering	105,000		Leased

Exton, PA	Office, plant and warehouse	100% Subleased	140,000	(1)	Leased

Dornstadt, Germany	Office, plant and warehouse	Manufacturing, Research and Engineering	102,000		Leased

__________________

(1) The two properties at Exton, PA are not needed for our operations and are subleased to other parties.

In addition to the above properties, we lease an aggregate of approximately 49,000 square feet of office space for sales and customer support offices. In Canada, we lease approximately 20,000 square feet of office, plant and warehouse space for office, manufacturing and research facilities. In total, we lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support in nineteen locations throughout the world: four in the United States, six in Europe, three in China, two in Taiwan, and one in each of Canada, Japan, Korea, and Singapore. We consider these current facilities suitable and adequate to meet our requirements.

Item 3. Legal Proceedings

In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain of this. Moreover, the defense of claims or actions against us, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table and notes set forth information about our three executive officers:

Name	Age	Title
David L. Dutton	45	Chief Executive Officer and Director
Robert B. MacKnight	56	President and Chief Operating Officer
Ludger H. Viefhues	63	Chief Financial Officer, Executive Vice President-Finance
		and Secretary

David L. Dutton - Chief Executive Officer and Director

David Dutton has served as Mattson's Chief Executive Officer since June 2005. Prior to that, Mr. Dutton served as Mattson's Chief Executive Officer and President since October 2001. Mr. Dutton previously served as President of the Plasma Products Division. Mr. Dutton joined Mattson in 1994 as General Manager of the Strip/Plasma Etch division. From 1998 to 2000, Mr. Dutton served as Executive Vice President and Chief Operating Officer of Mattson. From 1993 to 1994, Mr. Dutton was Engineering Manager for Thin Films Processing at Maxim Integrated Products, Inc. From 1984 to 1993, Mr. Dutton served as an engineer and then manager in plasma etch processing and yield enhancement at Intel Corp.

Robert B. MacKnight - President and Chief Operating Officer

Robert MacKnight has served as Mattson's President and Chief Operating Officer since June 2005. Prior to that, Mr. MacKnight served as Chief Operating Officer since December 2002 and as President of the Thermal/Films/Etch division and Executive Vice President since December 2001. Mr. MacKnight joined Mattson in September 2001 as Executive Vice President of Corporate Development and General Manager of the RTP Product Business Unit. From 1998 to 2001, Mr. MacKnight served at Microbar, Inc., a manufacturer of chemical systems for the semiconductor industry, where he last served as President and Chief Operating Officer. From 1996 to 1998, Mr. MacKnight was Vice President and General Manager of After Market Operations for Cymer, Inc., a supplier of equipment used in semiconductor manufacturing.

Ludger H. Viefhues - Chief Financial Officer, Executive Vice President, Finance and Secretary

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on the Nasdaq National Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol "MTSN." The following table sets forth the low and high closing prices as reported by the Nasdaq National Market® for the periods indicated.

	Low	High
2005 Quarter
First	$ 7.72	$ 10.68
Second	5.77	8.27
Third	7.16	9.50
Fourth	7.19	10.22

2004 Quarter
First	$ 10.12	$ 14.82
Second	9.07	14.38
Third	7.05	12.02
Fourth	7.21	11.59

On April 26, 2006, the last reported sales price of our common stock on the Nasdaq National Market was $11.76 per share. According to the records of our transfer agent, we had 222 stockholders of record of our common stock at April 26, 2006. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

Dividends

We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We are also restricted by the terms of our credit facility with our bank from paying future dividends. We intend to retain all future earnings for use in our business.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	5,822,000	$ 8.93	6,039,000
security holders
Equity compensation
plans not approved by	-	-	-
security holders
Total	5,822,000	$ 8.93	6,039,000

Public Offering

On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock in an underwritten public offering priced at $11.50 per share. This resulted in net proceeds to us of approximately $46.4 million.

Item 6. Selected Financial Data

The following historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. We derived the selected consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 from our audited consolidated financial statements appearing in this report.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
	Year Ended December 31,

	2005	2004 (1)	2003 (1)	2002 (1)	2001
		(restated)	(restated)	(restated)
	(in thousands, except per share data)

Net sales	$ 209,379	$ 246,485	$ 166,915	$ 228,927	$ 230,149
Cost of sales (2)	125,214	142,324	112,532	163,063	224,768
Gross profit	84,165	104,161	54,383	65,864	5,381
Income (loss) from operations (3,4)	5,376	22,208	(35,949)	(65,912)	(360,741)
Net income (loss)	$ 11,299	$ 30,993	$ (35,474)	$ (69,670)	$ (336,735)

Net income (loss) per share:
Basic	$ 0.22	$ 0.63	$ (0.79)	$ (1.65)	$ (9.14)
Diluted	$ 0.21	$ 0.61	$ (0.79)	$ (1.65)	$ (9.14)
Shares used in computing net income (loss) per share:
Basic	51,557	49,539	44,997	42,239	36,854
Diluted	52,784	51,073	44,997	42,239	36,854

CONSOLIDATED BALANCE SHEET DATA:
December 31,
	2005	2004 (1)	2003 (1)	2002 (1)	2001
		(restated)	(restated)	(restated)
(in thousands)

Cash and cash equivalents	$ 116,593	$ 89,653	$ 56,915	$ 71,979	$ 64,057
Working capital	$ 152,324	$ 142,674	$ 74,608	$ 87,692	$ 74,044
Total assets	$ 275,567	$ 294,911	$ 208,601	$ 332,296	$ 432,705
Long-term debt, net of current portion	-	-	-	-	$ 1,001
Total stockholders' equity	$ 210,189	$ 203,336	$ 101,186	$ 130,706	$ 141,738

__________________

(1) Amounts for 2002, 2003 and 2004 have been restated from amounts previously reported. See Note 2 to the accompanying Consolidated Financial Statements in Item 8 for additional information on the effects of this restatement.

(2) Cost of revenues included inventory valuation charges of $14.3 million for 2002 and inventory valuation charges of $26.4 million for 2001, primarily related to inventories for RTP and Omni products that were acquired from the acquisition of the semiconductor division of STEAG Electronic Systems and CFM Technologies.

(3) Upon adoption of SFAS 142 on January 1, 2002, goodwill is no longer amortized. Only the intangibles continue to be amortized.

(4) Total operating expenses for 2003 included a loss on disposition of Wet Business. We had previously reported in 2003 the loss on disposition of Wet Business of $10.3 million after income (loss) from operations. See "Reclassifications" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information on this reclassification.

On October 27, 2004, we completed the acquisition of Vortek Industries Ltd. This acquisition has been accounted for under the purchase method of accounting, and the results of operations of Vortek are included in our selected financial data from that date. On March 17, 2003, we divested our wet surface preparation products business. In 2002, we incurred charges relating to impairment of long-lived assets of $11.6 million, inventory valuation charges of $14.3 million and other restructuring costs of $5.7 million. These acquisitions, divesture and charges affect the comparability of our financial data for the periods shown in the preceding table. These transactions are further discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations, and in our Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data," our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to various factors, including, but not limited to, those set forth under Item 1A. "Risk Factors" in this Annual Report on Form 10-K and elsewhere in this document.

Restatement of Financial Results for Years Ended December 31, 2002, 2003 and 2004 and Quarters Ended March 27, June 26 and September 25, 2005

We have restated our previously issued consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the quarters ended March 27, June 26 and September 25, 2005. Restated financial statements for the year ended December 31, 2002 prepared in accordance with accounting principles generally accepted in the United States are not presented herein. In the consolidated financial statements presented herein, the effects of the restatement on periods prior to January 1, 2003 have been recorded as a decrease in accumulated deficit of $24.6 million as of January 1, 2003 and resulted in an increase to total stockholders' equity of $24.6 million.

For information about the effects of the restatement, see Note 2 to the Consolidated Financial Statements and Supplementary Financial Information - Quarterly Consolidated Financial Data included in Item 8 of this Annual Report on Form 10-K. The consolidated financial statements and financial information included in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K previously filed or furnished by Mattson for these periods should not be relied upon and is superceded by the information in this Annual Report on Form 10-K. Periods prior to 2002 did not require restatement.

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

Due to a decline in wafer fab equipment investments by our customers, in 2005 our revenues decreased by 15.1% to $209.4 million from $246.5 million in 2004. As a result of our continued efforts to control our operating costs in 2005, we decreased our selling, general and administrative expenses by $4.4 million, or 7.7%, while we increased our activity in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules, driving an increase in research, development and engineering expenses of $3.5 million, or 15.2%. Despite the decline in revenue in 2005, we reported net income for the year while making significant investments in developing our next generation products.

Part of our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics, subsystem design and other areas to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in Strip and RTP, reduce our cost structure and achieve greater flexibility to expand and contract capacity as market conditions require. In 2005, we made progress in building a leaner, more flexible organization and demonstrated that we could maintain profitability through a full industry cycle. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

We had $129.3 million of cash, cash equivalents and short-term investments and no long-term debt at December 31, 2005. With the recent improvements in our operating results and our current strong cash position, we believe we are in a healthy position in terms of liquidity and capital resources.

Going forward, the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment, and our ability to (a) develop and bring to market new products that address our customers' needs, (b) grow customer loyalty through collaboration with and support of our customers and (c) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles.

Adoption of SFAS No. 123(R) "Share-Based Payment"

For 2006 and future years, we expect there to be a material increase in our compensation costs as a result of the additional stock-based compensation expenses we will recognize under SFAS No. 123(R) "Share-Based Payment." Depending on the magnitude and distribution of future equity compensation grants among employees in the different functional areas of our company, portions of the additional compensation expense may be allocated to our operating expenses (selling, general and administrative, and research, development and engineering), and to cost of sales. We continue to evaluate the impact of SFAS No. 123(R) on our operations, including evaluating which transition method and pricing model to adopt, and how our equity compensation practices may change. As a result, we are currently unable to quantify a forecast of the increased costs.

Results of Operations

Years Ended December 31, 2005 and 2004

The following table sets forth our consolidated results of operations for the years ended December 31, 2005 and 2004, and the year-over-year increase (decrease) in our results, expressed in both amounts (in thousands) and as a percentage of net sales, except where indicated:

	Year Ended December 31,				Increase (Decrease)
	2005		2004
			(restated)
Sales:
System	$ 198,551	94.8%	$ 240,701	97.7%	$ (42,150)	(17.5)%
Royalty	10,828	5.2	5,784	2.3	5,044	87.2
Net sales	209,379	100.0	246,485	100.0	(37,106)	(15.1)
Cost of sales	125,214	59.8	142,324	57.7	(17,110)	(12.0)
Gross profit	84,165	40.2	104,161	42.3	(19,996)	(19.2)
Operating expenses:
Research, development and engineering	26,625	12.7	23,111	9.4	3,514	15.2
Selling, general and administrative	52,998	25.3	57,413	23.3	(4,415)	(7.7)
Amortization of intangibles	2,100	1.0	1,429	0.6	671	47.0
Gain on disposition of Wet Business	(2,934)	(1.4)	-	-	(2,934)	n/m(1)
Total operating expenses	78,789	37.6	81,953	33.3	(3,164)	(3.9)
Income from operations	5,376	2.6	22,208	9.0	(16,832)	(75.8)
Interest expense	(195)	(0.1)	(81)	-	114	140.7
Interest income	2,855	1.4	1,242	0.5	1,613	129.9
Other income (expense), net	(537)	(0.3)	753	0.3	(1,290)	n/m(1)
Income before income taxes	7,499	3.6	24,122	9.8	(16,623)	(68.9)
Benefit from income taxes	(3,800)	(1.8)	(6,871)	(2.8)	(3,071)	(44.7)
Net income	$ 11,299	5.4%	$ 30,993	12.6%	$ (19,694)	(63.5)%

(1) Not meaningful.

Sales. The decrease in net sales in 2005 compared with 2004 was primarily due to a decrease in system sales of $38.1 million, or 18.4%, and a decrease in service and spare parts sales of $4.3 million, or 12.8%. Sales in 2005 represent a decline following very strong capital spending by semiconductor manufacturers in 2004. In 2005, we received business from leading chipmakers in all regions we serve - China, Europe, Japan, Korea, Singapore, Taiwan and the United States. Korea was our largest expanding equipment market in 2005, with sales increasing 55% from 2004, however overall sales declined due to a decline in sales of 30% for Japan, Taiwan and other Asian countries. Our net sales for 2005 included royalty revenue of $10.8 million, compared with $5.8 million for 2004.

International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 84% of net sales in 2005, compared to 87% for 2004. We anticipate that international sales will continue to account for a significant portion of our net sales.

Gross Profit and Gross Profit Margin. The decrease in gross profit for 2005 compared with 2004 was primarily due to our overall decline in sales. Additionally, gross margin was negatively impacted by inventory valuation charges of $3.6 million in 2005. Our gross profit for 2005 included royalty revenue of $10.8 million received from DNS, compared with $5.8 million for 2004. The royalty revenue carries no associated cost of revenues.

Gross profit margin declined in 2005 compared with 2004 primarily due to inventory valuation charges, which accounted for 1.6 percentage points of the decline in 2005. Additionally, due to the lower overall sales volume in 2005, warranty expenses as a percentage of sales increased 0.8 percentage points in 2005, although total warranty expenses were slightly lower.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. In 2005, we continued to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our CFE business model, which is designed to enable us to expand and contract our manufacturing capacity to meet market conditions. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale and overhead absorption levels.

Research, Development and Engineering. RD&E expenses consist primarily of salary and benefits for our RD&E staff as well as contractors' fees and other costs associated with the enhancements of existing products and development of new products. The increase in RD&E expenses in 2005 compared with 2004 was primarily due to increased activity in 2005 to expand our portfolio of products capable of addressing stringent sub-65 nm requirements.

Selling, General and Administrative. Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, outside service costs, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, headquarters and general office facilities costs, as well as legal and accounting expenses. In 2005, we continued to streamline our internal operations and adjust our resources through outsourcing in an effort to create a more flexible organization that can operate profitably through changing industry cycles.

The decrease in selling, general and administrative (SG&A) expenses in 2005 compared with 2004 was primarily the result of a reduction of $2.9 million due to reduced accounts receivables reserves in 2005, decreases in travel expenses of $1.1 million and corporate insurance expenses of $0.7 million as part of our ongoing effort to streamline our operations, partially offset by higher outsourcing costs for professional services of $0.9 million, primarily related to increased accounting and consulting expenses related to Sarbanes-Oxley compliance. As a percentage of net sales, our SG&A expenses increased in 2005 compared to 2004 because of the decrease in net sales in 2005.

Amortization of Intangibles. Amortization expenses increased in 2005 compared with 2004 primarily due to our acquisition of Vortek Industries Ltd. in October 2004. We estimate our annual amortization expense to be $0.7 million for the years 2006 through 2010.

(Gain) Loss on Disposition of Wet Business. In 2005, we received additional earn-out payments of approximately $2.9 million in relation to the disposition of our Wet Business in 2003. We recorded this payment as additional proceeds from the sale of the Wet Business, and the payment has been recorded as a reduction of operating expenses.

Interest and Other Income (Expense), Net. Interest income increased in 2005 compared with 2004 due to higher investment balances in 2005. Interest expense for 2005 and 2004 remained minimal. The decrease in other income (expense), net in 2005 compared with 2004 was primarily due to losses on forward foreign exchange contracts settled in January 2005 of $1.3 million.

Provision for Income Taxes. The tax benefit in 2005 primarily consisted of a benefit of $3.0 million due to a reduction in our deferred tax asset valuation allowance and a benefit of $0.6 million from the settlement of controversies with foreign tax authorities. The tax benefit in 2004 was primarily due to a tax benefit of $4.5 million resulting from reduced foreign income tax liabilities, and a one-time tax benefit of $2.2 million related to a refund of taxes that had been previously withheld and expensed at the time of our DNS settlement in the third quarter of 2002, which were partially offset by tax expenses related to foreign operations.

Years Ended December 31, 2004 and 2003

The following table sets forth our consolidated results of operations for the years ended December 31, 2004 and 2003, and the year-over-year increase (decrease) in our results, expressed in both amounts (in thousands) and as a percentage of net sales, except where indicated:

	Year Ended December 31,				Increase (Decrease)
	2004		2003
	(restated)		(restated)
Sales:
System	$ 240,701	97.7%	$ 161,501	96.8%	$ 79,200	49.0%
Royalty	5,784	2.3	5,414	3.2	370	6.8
Net sales	246,485	100.0%	166,915	100.0%	79,570	47.7%
Cost of sales	142,324	57.7	112,532	67.4	29,792	26.5
Gross profit	104,161	42.3	54,383	32.6	49,778	91.5
Operating expenses:
Research, development and engineering	23,111	9.4	22,988	13.8	123	0.5
Selling, general and administrative	57,413	23.3	54,447	32.6	2,966	5.4
Amortization of intangibles	1,429	0.6	2,151	1.3	(722)	(33.6)
Restructuring and other charges	-	-	489	0.3	(489)	(100.0)
Loss on disposition of Wet Business	-	-	10,257	6.1	(10,257)	(100.0)
Total operating expenses	81,953	33.3	90,332	54.1	(8,379)	(9.3)
Income (loss) from operations	22,208	9.0	(35,949)	(21.5)	58,157	n/m(1)
Interest expense	(81)	-	(122)	(0.1)	(41)	(33.6)
Interest income	1,242	0.5	1,207	0.7	35	2.9
Other income (expense), net	753	0.3	(432)	(0.3)	1,185	n/m(1)
Income (loss) before income taxes	24,122	9.8	(35,296)	(21.2)	59,418	n/m(1)
Provision (benefit) for income taxes	(6,871)	(2.8)	178	0.1	$ (7,049)	n/m(1)
Net income (loss)	$ 30,993	12.6%	$ (35,474)	(21.3)%	$ 66,467	n/m(1)%

(1) Not meaningful.

Sales. The increase in net sales in 2004 compared with 2003 was primarily due to an increase in Strip and RTP system and spare parts revenues of $109.4 million, or 84%, partially offset by the decrease in Wet product system revenues of $33.6 million as a result of our divesture of the Wet Business in 2003. Of the $109.4 million increase, $100.0 million resulted from higher Strip and RTP system revenue for 2004 compared with 2003. In 2004, over 70% of our business was for 300 mm products. In 2004, we received business from leading chipmakers in all regions we serve - China, Europe, Japan, Korea, Singapore, Taiwan and the United States. Our net sales for 2004 included royalty revenue of $5.8 million, compared with $5.4 million for 2003.

International sales, predominantly to customers based in Europe and the Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 87% of net sales for both 2004 and 2003.

Gross Profit and Gross Profit Margin. The increase in gross profit for 2004 compared with 2003 was primarily due to increased system revenues, in particular from our higher-margin products, including our next-generation 300 mm RTP system, the Helios. In accordance with our revenue recognition policy as it pertains to new products, we recognized no revenues related to shipments of our Helios products made in 2003. Helios related sales were reported as deferred revenue in the consolidated balance sheet at December 31, 2003. Gross profit reported for Helios sales recognized in 2004 amounted to approximately $20.0 million. Improved direct labor and overhead absorption for 2004 compared with 2003 resulted in an increase in gross margin of $10.4 million. Additionally, in 2004 we benefited from improved reliability of installed systems, and accordingly were able to carry lower reserves for retrofitting costs, thereby increasing gross profit by $3.0 million. Our gross profit for 2004 included royalty revenue of $5.8 million received from DNS, compared with $5.4 million for 2003. The royalty revenue carries no associated cost of revenue.

Gross profit margin improved in 2004 compared with 2003 primarily due to increased sales of higher-margin products, particularly our Helios RTP system. Gross profit margin in both 2004 and 2003 was also favorably impacted by improvements in our inventory management. We had inventory valuation charges of $0.3 million in 2004, compared with inventory valuation charges of $1.3 million for 2003.

Research, Development and Engineering. The increase in RD&E expense in 2004 compared with 2003 was primarily due to higher employee-related costs as a result of increased headcount of our RD&E function. As a percentage of net sales, our RD&E expenses decreased in 2004 compared with 2003 because of increased net sales.

Selling, General and Administrative. The increase in selling, general and administrative (SG&A) expenses in 2004 compared with 2003 was primarily the result of additional variable expenses due to a higher level of business activity, primarily related to an increase in outside service charges of $0.9 million as a result of increased outsourcing. As a percentage of net sales, our SG&A expenses decreased in 2004 compared to 2003 because we achieved higher net sales while better controlling our SG&A expenses in 2004.

Amortization of Intangibles. Amortization expenses decreased in 2004 compared with 2003 primarily due to a reduction in intangibles resulting from the divesture of our Wet Business in 2003.

Restructuring and Other Charges. In 2004, in connection with our consolidation of excess facilities into our current headquarters based in Fremont, California, we accrued for lease termination costs of $450,000. In 2004 we also released $450,000 in unused facility-related reserve balances relating to our 2002 restructuring plan for consolidation of excess facilities. As a result, we had no restructuring charges recorded for 2004.

We recorded restructuring and other charges of $489,000 in 2003, including $381,000 for workforce reductions in Fremont and Germany and $108,000 for consolidation of excess facilities in California. In connection with the workforce reductions, we terminated 104 employees.

(Gain) Loss on Disposition of Wet Business. In March 2003, we divested the portion of our business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). In connection with the sale of the Wet Business, we recorded a loss of $10.3 million.

Interest and Other Income (Expense), Net. Interest income remained flat in 2004 compared with 2003, despite higher cash and cash equivalent balances, primarily due to lower average interest rates. Interest expense for 2004 and 2003 remained minimal. The increase in other income (expense), net in 2004 compared with 2003 was primarily due to gains on forward foreign exchange contracts.

Provision for Income Taxes. The tax benefit in 2004 was primarily due to a tax benefit of $4.5 million resulting from reduced foreign income tax liabilities, and a one-time tax benefit of $2.2 million related to a refund of taxes that had been previously withheld and expensed at the time of our DNS settlement in the third quarter of 2002, which were partially offset by tax expenses related to foreign operations. The tax expense in 2003 primarily consisted of tax expense related to foreign operations.

Deferred Revenue at December 31, 2005 and 2004

Our deferred revenue at December 31, 2005 decreased to $12.5 million from $19.1 million at December 31, 2004, primarily due to a net decrease in deferred revenue for system shipments and service contracts in 2005 of approximately $6.7 million. The $12.5 million in deferred revenue at December 31, 2005 consisted of $5.4 million of deferred revenue related to installation services awaiting completion for sales of established products, $4.7 million of deferred revenue related to recently introduced or evaluation products shipped and awaiting customer acceptance, $1.9 million in unearned service contract revenue, and $0.5 million in deferred spares revenue for undelivered products.

Our deferred revenue at December 31, 2004 was approximately $19.1 million, which consisted of $9.5 million of deferred revenue related to installation services awaiting completion for sales of established products and $9.6 million of deferred revenue related to recently introduced or beta products shipped and awaiting customer acceptance.

Liquidity and Capital Resources

Our cash and cash equivalents (excluding restricted cash) and short-term investments were $129.3 million at December 31, 2005, an increase of $37.1 million from $92.1 million held as of December 31, 2004. Stockholders' equity at December 31, 2005 was $210.2 million.

Credit Arrangements

We have a $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit expires in April 2006, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At December 31, 2005, we were in compliance with the covenants, and we had no borrowing under this credit line.

In June 2004, our Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.1 million at December 31, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of December 31, 2005. The facility has an indefinite term, subject to termination at the option of either party. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At December 31, 2005, there was no borrowing under this credit facility.

Contractual Obligations

Under U.S. Generally Accepted Accounting Principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2005 are summarized in the following table:

		Vendor Commitments
	Operating Lease Payments	Subcontractor	Inventory	Other	Total	Sublease Income
	(in thousands)
2006	$ 5,311	$ 3,691	$ 7,795	$ 3,278	$ 14,764	$ (2,018)
2007	4,452	-	-	923	923	(1,494)
2008	4,595	-	-	461	461	-
2009	4,625	-	-	-	-	-
2010	3,505	-	-	-	-	-
Thereafter	27,834	-	-	-	-	-
	$ 50,322	$ 3,691	$ 7,795	$ 4,662	$ 16,148	$ (3,512)

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.2 million at December 31, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $12.2 million at December 31, 2005) less any royalties paid by Vortek or us to the Minister. At December 31, 2005, we were in compliance with the covenants of this agreement.

Off-Balance Sheet Arrangements

As of December 31, 2005, we do not have any "off-balance sheet" arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Legal Settlement

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

In 2005, DNS paid us $11.4 million under the license agreements as royalties. We have recorded $10.8 million of the payment of $11.4 million as royalty revenue in 2005, which is recognized as net sales in the accompanying consolidated statements of operations. We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $0.2 million in April 2007, totaling $6.2 million. Royalty payments received by us in excess of the minimum annual payments, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to us by DNS, which is generally in June of each year.

Liquidity and Capital Resources Outlook

As of December 31, 2005, we had cash and cash equivalents (excluding restricted cash) and short-term investments of $129.3 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash provided by operations in 2005 of $42.3 million was primarily due to net income of $11.3 million, a decrease in accounts receivable of $29.5 million, depreciation and amortization charges of $10.2 million, a decrease in advance billings of $6.6 million, a decrease in inventories of $6.2 million, and inventory valuation charges of $3.6 million; partially offset by a decrease in accounts payable and accrued liabilities of $13.1 million, a decrease in deferred revenue of $6.6 million, and an increase in prepaid expenses and other current and noncurrent assets of $4.0 million. A significant portion of the change in our balance sheet accounts resulted from a higher level of sales at the end of 2004, which had required increased working capital. In addition, the decrease in accounts receivable was partially due to increased efforts to collect older receivables in 2005. Depreciation and amortization charges increased in 2005 primarily due to the acquisition of Vortek in the fourth quarter of 2004 and higher depreciation related to our new enterprise resource planning system, which was placed in operation at the end of 2004. The increase in other assets in 2005 is primarily due to the recognition of $3.0 million in net deferred tax assets in the fourth quarter of 2005. Inventory valuation charges were primarily due to an increase in our estimated required reserves for spare parts inventories.

Net cash used in operations in 2004 of $17.0 million was primarily due to an increase in accounts receivable of $25.2 million, an increase in inventories of $14.4 million, primarily due to reduction in inventory reserves of $8.0 million as a result of improvement in inventory control and disposal of obsolete inventories and increases of inventories of purchased parts and raw materials of $7.6 million; a decrease in accrued liabilities of $19.2 million, largely due to reduction in tool-related/retrofit accruals; and a decrease in deferred revenue of $2.7 million, partially offset by net income of $31.0 million, a decrease in advanced billings of $3.9 million and depreciation and amortization charges of $7.2 million.

Net cash used in operations in 2003 of $16.4 million was primarily due to net losses of $35.5 million, a decrease in deferred revenue of $33.3 million due to our concerted effort during 2003 to address situations where customers had been slow to provide sign-off, and a decrease in accrued liabilities of $12.8 million, offset by the decreases in inventories and inventories-delivered systems of $11.5 million, primarily due to the divesture of our Wet Business, a loss on disposition of the Wet business of $10.3 million, increases in accounts payable of $6.9 million, an increase in prepaid expenses and other current assets of $18.8 million due to an increase in receivables from DNS, an increase in other assets of $6.0 million, a loss on disposal of fixed assets of $2.7 million, and the non-cash depreciation and amortization of $8.0 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $12.6 million in 2005 was primarily due to purchases of available-for-sale investments of $25.3 million, and capital spending of $5.6 million, partially offset by proceeds from sales and maturities of available-for-sale investments of $15.2 million and gains from earn-out payments related to the sale of our Wet Business of $2.9 million. Our capital spending in 2005 was primarily due to capitalizing internally manufactured technology used in our RD&E activities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $3.8 million in 2005 consisted of $3.3 million in proceeds from stock plans and a decrease in restricted cash of $0.5 million. In 2005, we established corporate credit cards with a new bank, and closed our previous corporate account, which had required a compensating cash balance of $0.5 million.

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

Acquisitions and Divestitures

Acquisition of Vortek Industries Ltd.

On October 27, 2004, we acquired certain outstanding debt and equity ownership interests in Vortek Industries Ltd. (Vortek), a privately held corporation amalgamated under the laws of British Columbia, for a total purchase price of $18.9 million. Vortek, based in Vancouver, Canada, is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers used in the manufacture of semiconductors. The purchase price consisted of approximately 1.5 million shares of Mattson common stock valued at approximately $16.7 million, and approximately $2.2 million in cash for acquisition-related expenses. Prior to the closing date of the Vortek acquisition (October 27, 2004), Mattson provided loans to Vortek aggregating $2.6 million. These loans still existed at December 31, 2005 and December 31, 2004 and were eliminated in consolidation. As a result of the transaction, Vortek became our wholly-owned subsidiary. Of the shares of common stock issued by us in the Vortek transaction, 290,561 (the Escrow Shares) were held subject to an escrow agreement. The Escrow Shares were subject to forfeiture in the event of valid indemnification claims within a period of 12 months from October 27, 2004. No claims were presented and the Escrow Shares were released in October 2005. In connection with the Vortek acquisition, we entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, pursuant to which we agreed to register the shares issued in the Vortek acquisition, other than the Escrow Shares, under the Securities Act of 1933, for resale by the recipients subject to certain restrictions on the transfer of such shares.

This acquisition was consummated principally to expand and strengthen our RTP technology portfolio and support our long-term growth strategy. The acquisition was accounted for as a purchase transaction and, accordingly, the assets and liabilities acquired were recorded at their fair values at the date of acquisition, based on management estimates and relative fair value assessments. The results of operations of Vortek have been included in our consolidated financial statements subsequent to the acquisition date.

Our allocation of the purchase price is summarized as follows:

Purchase
Price
Allocation
(in thousands)
Goodwill	$ 16,212
Existing technology (estimated useful life of 17 years)	11,700
Current assets	1,435
Property, plant and equipment	847
Liabilities assumed	(6,808)
Deferred tax liability on intangibles	(4,446)
Total purchase price	$ 18,940

In addition, we acquired CAD11.0 million (approximately $9.4 million at December 31, 2005) of deferred tax assets in connection with the acquisition of Vortek, which had a full valuation allowance at December 31, 2004. During the third quarter of 2005, we adjusted the fair value of the assets and liabilities acquired in the Vortek transaction. Pursuant to the adjustment in the third quarter, we reduced the valuation allowance for deferred tax assets by approximately $4.4 million. This resulted in a reduction of goodwill of approximately $4.4 million. The resulting deferred tax asset has been offset against the recorded deferred tax liabilities of $4.4 million in our consolidated balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes."

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

In 2005, we received earn-out payments of approximately $2.9 million from SCP for sales of certain products to identified customers in 2004. We have recorded this payment as additional proceeds from the sale of the Wet Business. The payment has been recorded as a reduction of operating expenses for 2005 in the accompanying consolidated statement of operations.

Capital Finance Transactions

On February 17, 2004, we sold approximately 4.3 million newly issued shares of common stock in an underwritten public offering priced at $11.50 per share. This resulted in net proceeds to us of approximately $46.4 million. In the same offering, STEAG Electronic Systems AG (STEAG), our largest shareholder at that date, sold approximately 4.3 million outstanding shares.

Reclassifications

Certain prior period amounts have been reclassified. These reclassifications do not affect our net income or loss, cash flows or stockholders' equity.

Critical Accounting Policies and Use of Estimates

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

We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets and income taxes as critical to our business operations and an understanding of our results of operations. See Note 3 of Notes to Consolidated Financial Statements for a summary of our significant accounting policies.

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

Warranty. The warranty we offer on system sales generally ranges from 12 months to 36 months, depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of revenue when the revenue is recognized for the sale of the equipment or parts. Our warranty obligations require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty costs that we have had in the past.

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

We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2005 which triggered an impairment review. During the fourth quarter of 2005, we completed our (first-step) annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment; thus, the second step was not necessary.

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

During the years ended December 31, 2005, 2004 and 2003, we did not record any impairment charge.

Income Taxes. In 2005, we recognized a net deferred tax asset of $3.0 million related to our German operations, as we expect it is more likely than not that we will realize the benefit from the German net deferred tax asset as of December 31, 2005. For all other tax jurisdictions, we recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2005. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force issued its consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). In this consensus, the Task Force concluded that unless a nonmonetary exchange has commercial substance and its fair value can be readily determined, a nonmonetary exchange of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. We intend to adopt the provisions of EITF 04-13 effective at the beginning of the first quarter of 2006. We believe that the adoption of EITF 04-13 will not have a significant effect on our consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The adoption of the FSP did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of stock-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for us beginning with the first quarter of 2006. We are currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which will have a material impact on our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that the adoption of SFAS 151 will not have a significant effect on our consolidated financial statements.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $80.6 million in cash equivalents and $12.7 million in short-term investments as of December 31, 2005. An immediate increase in interest rates of 100 basis points would not have a material adverse affect on the fair value of our investment portfolio. Conversely, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future. By policy, we limit our exposure to longer-term investments. As of December 31, 2005 and 2004 all short-term investments had a maturity of less than one year.

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

During 2003 and 2004, we employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Euro and Japanese Yen denominated accounts receivable balances. In the fourth quarter of 2004, we also included Euro denominated intercompany balances in our foreign currency hedging program. The goal of the hedging program was to hedge against foreign currency fluctuations associated with the revaluation gains (losses) of foreign denominated accounts receivable and intercompany account balances. All forward foreign exchange contracts employed by the Company did not exceed one year. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these forward contracts did not qualify as designated hedges. All outstanding forward foreign currency contracts were marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. We do not use foreign currency forward exchange contracts for speculative or trading purposes. With respect to forward foreign currency exchange contracts, we recorded a net loss of $1.3 million for 2005, a net gain of $2.3 million for 2004, and a net loss of $0.2 million for 2003 in other income (expense), net.

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other income (expense), net. No new forward foreign exchange contracts were contracted during 2005. There were no forward foreign exchange contracts outstanding as of December 31, 2005.

Item 8. Financial Statements and Supplementary Data

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
		(restated)
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$ 116,593	$ 89,653
Short-term investments	12,689	2,488
Restricted cash	-	511
Accounts receivable, net of allowance for doubtful accounts
of $3,591 and $6,392 in 2005 and 2004, respectively	29,279	58,288
Advance billings	10,145	16,793
Inventories	32,876	43,345
Inventories - delivered systems	2,517	5,258
Prepaid expenses and other assets	13,603	13,012
Total current assets	217,702	229,348
Property and equipment, net	22,515	27,265
Goodwill	20,005	24,451
Intangibles, net	10,897	12,897
Other assets	4,448	950
Total assets	$ 275,567	$ 294,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,436	$ 19,122
Accrued liabilities	35,478	48,449
Deferred revenue	12,464	19,103
Total current liabilities	65,378	86,674

Long-term liabilities:
Deferred income tax liabilities	-	4,901
Total long-term liabilities	-	4,901

Total liabilities	65,378	91,575

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.001, 120,000 authorized shares; 52,470 shares issued and 52,095 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	614,090	610,690
Accumulated other comprehensive income	8,181	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(409,147)	(420,446)
Total stockholders' equity	210,189	203,336
Total liabilities and stockholders' equity	$ 275,567	$ 294,911

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003
		(restated)	(restated)
	(in thousands, except per share amounts)
Sales:
System	$ 198,551	$ 240,701	$ 161,501
Royalty	10,828	5,784	5,414
Net sales	209,379	246,485	166,915
Cost of sales	125,214	142,324	112,532
Gross profit	84,165	104,161	54,383
Operating expenses:
Research, development and engineering	26,625	23,111	22,988
Selling, general and administrative	52,998	57,413	54,447
Amortization of intangibles	2,100	1,429	2,151
Restructuring and other charges	-	-	489
(Gain) loss on disposition of Wet Business	(2,934)	-	10,257
Total operating expenses	78,789	81,953	90,332
Income (loss) from operations	5,376	22,208	(35,949)
Interest expense	(195)	(81)	(122)
Interest income	2,855	1,242	1,207
Other income (expense), net	(537)	753	(432)
Income (loss) before income taxes	7,499	24,122	(35,296)
Provision (benefit) for income taxes	(3,800)	(6,871)	178
Net income (loss)	$ 11,299	$ 30,993	$ (35,474)

Net income (loss) per share:
Basic	$ 0.22	$ 0.63	$ (0.79)
Diluted	$ 0.21	$ 0.61	$ (0.79)
Shares used in computing net income (loss) per share:
Basic	51,557	49,539	44,997
Diluted	52,784	51,073	44,997

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock
	Shares	and	Accumulated
	of	Additional	Other	Treasury
	Common	Paid-In	Comprehensive	Stock		Accumulated
	Stock	Capital	Income (Loss)	Shares	Amount	Deficit	Total
	(in thousands)
Balance at December 31, 2002 (as originally reported)	45,232	$ 542,527	$ 7,131	(375)	$ (2,987)	$ (440,566)	$ 106,105
Effect of restatement entries	-	-	-	-	-	24,601	24,601
Balance at December 31, 2002 (restated)	45,232	542,527	7,131	(375)	(2,987)	(415,965)	130,706
Components of comprehensive loss:
Net loss (restated)						(35,474)	(35,474)
Cumulative translation adjustments	-	-	2,621	-	-	-	2,621
Unrealized gain on investments	-	-	86	-	-	-	86
Accumulated derivative loss	-	-	(370)	-	-	-	(370)
Comprehensive loss (restated)							(33,137)

Exercise of stock options	399	3,329	-	-	-	-	3,329
Shares issued under employee stock
purchase plan	195	288	-	-	-	-	288
Balance at December 31, 2003 (restated)	45,826	546,144	9,468	(375)	(2,987)	(451,439)	101,186
Components of comprehensive income:
Net income (restated)						30,993	30,993
Cumulative translation adjustments	-	-	6,559	-	-	-	6,559
Comprehensive income (restated)							37,552

Public offering, net of offering costs	4,313	46,370	-	-	-	-	46,370
Shares issued in Vortek acquisition	1,453	16,759	-	-	-	-	16,759
Exercise of stock options	214	816	-	-	-	-	816
Shares issued under employee stock
purchase plan	86	653	-	-	-	-	653
Balance at December 31, 2004 (restated)	51,892	610,742	16,027	(375)	(2,987)	(420,446)	203,336
Components of comprehensive income:
Net income						11,299	11,299
Cumulative translation adjustments	-	-	(7,822)	-	-	-	(7,822)
Unrealized loss on investments	-	-	(24)	-	-	-	(24)
Comprehensive income							3,453

Exercise of stock options	349	1,747	-	-	-	-	1,747
Shares issued under employee stock
purchase plan	229	1,543	-	-	-	-	1,543
Stock-based compensation expense
for non-employee option grants	-	110	-	-	-	-	110
Balance at December 31, 2005	52,470	$ 614,142	$ 8,181	(375)	$ (2,987)	$ (409,147)	$ 210,189

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Cash flows from operating activities:	(in thousands)
Net income (loss)	$ 11,299	$ 30,993	$ (35,474)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	8,132	5,757	5,858
Deferred taxes	(455)	(827)	(1,587)
Allowance for doubtful accounts	(946)	1,950	-
Inventory valuation charge	3,595	251	1,335
Amortization of intangibles	2,100	1,429	2,151
Impairment of long-lived assets, restructuring and other charges	-	-	489
Loss (gain) on disposal of Wet Business	(2,934)	-	10,257
Loss (gain) on disposal of fixed assets	103	(47)	2,730
Other non-cash adjustments included in net income (loss)	(20)	(5)	-
Changes in assets and liabilities:
Accounts receivable	29,497	(25,227)	709
Advance billings	6,648	3,891	182
Inventories	6,249	(14,432)	1,225
Inventories - delivered systems	2,741	1,291	10,234
Prepaid expenses and other current assets	(1,052)	1,403	18,759
Other assets	(2,963)	1,481	6,034
Accounts payable	(640)	(3,046)	6,884
Accrued liabilities	(12,435)	(19,186)	(12,848)
Deferred revenue	(6,639)	(2,677)	(33,289)
Net cash provided by (used in) operating activities	42,280	(17,001)	(16,351)

Cash flows from investing activities:
Purchases of property and equipment	(5,560)	(15,970)	(8,045)
Proceeds from the sale of equipment	104	131	-
Proceeds from the disposition of Wet Business	2,934	-	2,000
Purchases of available-for-sale investments	(25,327)	(26,182)	(35,650)
Proceeds from sales and maturities of available-for-sale investments	15,225	43,905	31,350
Loans to Vortek prior to acquisition	-	(2,573)	-
Net cash paid for acquisition and acquisition-related expenses	-	(2,181)	-
Net cash used in investing activities	(12,624)	(2,870)	(10,345)

Cash flows from financing activities:
Restricted cash	511	(2)	596
Proceeds from the issuance of Common Stock, net of offering costs	-	46,370	-
Proceeds from stock plans	3,290	1,469	3,617
Net cash provided by financing activities	3,801	47,837	4,213
Effect of exchange rate changes on cash and cash equivalents	(6,517)	4,772	7,419
Net increase (decrease) in cash and cash equivalents	26,940	32,738	(15,064)
Cash and cash equivalents, beginning of year	89,653	56,915	71,979
Cash and cash equivalents, end of year	$ 116,593	$ 89,653	$ 56,915
Supplemental disclosures:
Cash paid for interest	$ 209	$ 46	$ 24
Cash paid for income taxes	$ 62	$ 2,260	$ 1,588
Common stock issued for Vortek acquisition	$ -	$ 16,759	$ -
Non-cash adjustment to goodwill and intangibles	$ -	$ -	$ 14,912

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's year ends on December 31. The Company's interim fiscal quarters end on the last Sunday in the calendar quarter.

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

2. Restatement of Financial Results for the Years Ended December 31, 2003 and 2004

In April of 2006, management concluded that its financial statements contained certain errors impacting 2003 and 2004. Two items, severance accrual at a foreign subsidiary and DNS royalty revenue recognition, affected periods prior to 2003. The portion of these items relating to periods ended prior to January 1, 2003 resulted in a $24.6 million ($0.58 per diluted share) reduction in our previously reported net loss for the year ended December 31, 2002. This was credited directly to accumulated deficit as of January 1, 2003 and resulted in an increase to total stockholders' equity of $24.6 million.

The following table shows the effect of the restatement on the Company's previously reported results of operations:

Year Ended December 31,
	2004		2003
	As Reported	As Restated	As Reported	As Restated
(in thousands, except per share information)

Net sales	$ 252,761	$ 246,485	$ 174,302	$ 166,915
Cost of sales	$ 141,973	$ 142,324	$ 112,783	$ 112,532
Gross margin	$ 110,788	$ 104,161	$ 61,519	$ 54,383
Research, development & engineering	$ 23,069	$ 23,111	$ 22,988	$ 22,988
Selling, general and administrative	$ 57,181	$ 57,413	$ 54,292	$ 54,447
Income from operations	$ 29,109	$ 22,208	$ (28,658)	$ (35,949)
Income before income taxes	$ 31,023	$ 24,122	$ (28,005)	$ (35,296)
Provision (benefit) for income taxes	$ (5,502)	$ (6,871)	$ 350	$ 178
Net income	$ 36,525	$ 30,993	$ (28,355)	$ (35,474)
Net income per share - basic	$ 0.74	$ 0.63	$ (0.63)	$ (0.79)
Net income per share - diluted	$ 0.72	$ 0.61	$ (0.63)	$ (0.79)

The following table shows the effect of the restatement on the Company's previously reported financial position:

	December 31, 2004		December 31, 2003
	As Reported	As Restated	As Reported	As Restated
(in thousands)

Inventories	$ 43,509	$ 43,345	$ 27,430	$ 27,681
Prepaid expenses and other assets	$ 11,233	$ 13,012	$ 12,995	$ 13,958
Total current assets	$ 227,733	$ 229,348	$ 179,542	$ 180,756
Property and equipment, net	$ 27,396	$ 27,265	$ 16,211	$ 16,211
Total assets	$ 293,427	$ 294,911	$ 207,387	$ 208,601
Accrued liabilities	$ 47,705	$ 48,449	$ 62,608	$ 63,028
Deferred revenue	$ 30,313	$ 19,103	$ 38,680	$ 21,780
Total current liabilities	$ 97,140	$ 86,674	$ 122,628	$ 106,148
Deferred income taxes	$ 4,901	$ 4,901	$ 1,055	$ 1,267
Total liabilities	$ 102,041	$ 91,575	$ 123,683	$ 107,415
Accumulated deficit	$ (432,396)	$ (420,446)	$ (468,921)	$ (451,439)
Total stockholders' equity	$ 191,386	$ 203,336	$ 83,704	$ 101,186
Total liabilities and stockholders' equity	$ 293,427	$ 294,911	$ 207,387	$ 208,601

The restatement did not impact the Company's net cash flows from operating, investing or financing activities. However, certain items within cash flow provided by (used in) operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows:

Year Ended December 31,
	2004		2003
	As Reported	As Restated	As Reported	As Restated
(in thousands)

Net income	$ 36,525	$ 30,993	$ (28,355)	$ (35,474)
Adjustments to reconcile net income to
net cash provided by (used in) operations:
Depreciation	$ 5,626	$ 5,757	$ 5,858	$ 5,858
Deferred taxes	$ (615)	$ (827)	$ (828)	$ (1,587)
Inventory valuation charge	$ -	$ 415	$ 1,586	$ 1,335
Changes in assets and liabilities:
Prepaid expenses and other assets	$ 2,219	$ 1,403	$ (415)	$ 18,759
Accrued liabilities	$ (19,510)	$ (19,186)	$ (13,003)	$ (12,848)
Deferred revenue	$ (8,367)	$ (2,677)	$ (22,089)	$ (33,289)

Discussion of Restatement Items

Timing of Revenue Recognition for DNS - In 2002, as more fully described in Note 14, the Company settled outstanding litigation with DNS. Under the settlement arrangement, the Company is to receive minimum payments of $75 million. The Company originally allocated $60 million of the settlement to royalty revenue applicable to future use of the technology to be recognized in the statement of operations on a straight-line basis through March 2007, and recorded $15 million as other income in 2002. The Company previously reclassified the $15 million to net sales in its 2004 Annual Report on Form 10-K filed March 23, 2005.

In the fourth quarter of 2005, the Company determined that its original allocation was incorrect and an allocation based on the terms of the settlement and license agreements was appropriate. The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of our technology and damages and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which royalty payments are earned, which generally coincides with when payments become due. In 2004, DNS made an additional payment of $0.4 million based on sales by DNS for their fiscal year ended March 31, 2004. This additional payment was recorded as royalty revenue in the second quarter of 2004 when the Company received notification of the amount to be paid for the fiscal year. In total, as restated, the Company recognized $5.8 million, $5.4 million and $31.7 million of royalty revenue in 2004, 2003 and 2002, respectively.

The following table shows the effects of the restatement of DNS payments to the corresponding line items of the Company's results of operations, balance sheets, and statements of cash flows for the years indicated:

			Income			Other	Deferred	Earnings
	Royalty	Operating	Tax Expense	Net	Deferred	Current	Tax	Per Diluted
	Sales	Expenses	(Benefit)	Income	Revenue	Assets	Liability	Share
(in thousands)

2004	$ (7,111)	$ -	$ (1,369)	$ (5,742)	$ 6,526	$ 572	$ (212)	$ (0.11)
2003	$ (6,587)	$ -	$ (172)	$ (6,415)	$ (12,000)	$ (19,174)	$ (759)	$ (0.14)

Severance liability at foreign subsidiary - The Company incorrectly did not fully accrue for its severance liability at a foreign subsidiary for the years 2004 and 2003, and years prior to 2003. Instead, severance was generally recorded when paid. The aggregate underaccrual related to years prior to 2002 is approximately $444,000. As the net amount of severance earned in each prior year was not material to those periods, the Company recorded the $444,000 of severance expense related to prior periods as an increase to selling, general and administrative expense in 2002. The following table shows the effects of the restatement of severance liability to the corresponding line items of the Company's results of operations, balance sheets, and statements of cash flows for the years indicated:

	Research,	Selling,			Earnings
	Development	General and	Net	Accrued	Per Diluted
	& Engineering	Administrative	Income	Liabilities	Share
(in thousands)

2004	$ 89	$ 126	$ (215)	$ 215	$ -
2003	$ -	$ 155	$ (155)	$ 155	$ -

Timing of Installation, Spares and Service Revenue - The Company did not properly defer the fair value of obligations to provide future installation services, spares products and services related to the sales of certain systems. The following table shows the effects of the restatement of the timing for these revenue items to the corresponding line items of the Company's results of operations and balance sheets for the years indicated:

Earnings
	System	Net	Deferred	Accounts	Per Diluted
	Sales	Income	Revenue	Receivable	Share
(in thousands)

2004	$ 835	$ 835	$ (835)	$ -	$ 0.02
2003	$ (800)	$ (800)	$ 800	$ -	$ (0.02)

Other Items - In addition to the specific restatement items discussed above, management also restated its previously reported financial statements for additional items. While certain of these other items were not individually material in any period, these additional items considered in the aggregate with the above items were material and therefore the Company concluded that a restatement of these items was necessary.

The following table shows the effects of the restatement relating to these other items to the corresponding line items of the Company's results of operations and balance sheets for the years indicated:

	2003	2004
(in thousands)

Cost of sales	$ (251)	$ 351
Research, development and engineering	$ -	$ (46)
Selling, general and administrative	$ -	$ 107
Net income	$ 251	$ (412)
Earnings per diluted share	$ 0.01	$ (0.01)

Inventories	$ 251	$ (415)
Prepaid expenses and other assets	$ -	$ 244
Property and equipment, net	$ -	$ (131)
Accrued liabilities	$ -	$ 110

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are carried at fair market value and consist primarily of cash balances, high-grade money market funds, and commercial paper.

Restricted Cash

The Company had no restricted cash at December 31, 2005. During 2005, the Company established corporate credit cards with a new bank, and closed its previous corporate account, which had required a compensating balance of $0.5 million at December 31, 2004.

Investments

The Company carries short-term investments, which primarily consist of United States agencies securities with contractual maturities less than one year. These investments are reported in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies short-term investments as available-for-sale and they are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The fair value of short-term investments is based on quoted market prices. Realized gains and losses and declines in fair value that are other than temporary are recorded in the statement of operations. Realized gains and losses are determined on a specific identification basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and financial instruments used in hedging activities.

The Company invests in a variety of financial instruments such as United States agencies securities, commercial paper, money market funds and corporate bonds. The Company limits the amount of credit exposure to any one financial institution or commercial issuer. To date, the Company has not experienced significant losses on these investments. The Company's trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the United States, Japan, Korea, Taiwan, other Asian countries, and Europe. Additionally, the Company is exposed to credit loss in the event of nonperformance by counterparties on the forward foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties. At December 31, 2005, two customers accounted for 20% and 10% of the Company's accounts receivables. At December 31, 2004, three customers accounted for 17%, 14% and 12% of the Company's accounts receivables.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts when a customer is unable to meet its financial obligations as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The Company writes off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted. In 2005, due to collection of previously reserved balances, the Company released approximately $0.9 million of allowance for doubtful accounts receivable.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until the point of title transfer to the customer. Under the Company's terms of sale, title generally transfers when the Company completes physical transfer of the products to the freight carrier, unless other customer practices prevail. All intercompany profits related to the sales and purchases of inventory among the Company and its subsidiaries are eliminated from the consolidated financial statements.

The Company's policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. The Company recorded inventory valuation charges of $3.6 million in 2005, $0.3 million in 2004, and $1.3 million in 2003. Although the Company attempts to accurately forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company's inventories and reported operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $8.1 million, $5.8 million, and $5.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset sales are included in other income (expense), net in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangibles

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, "Goodwill and Other Intangibles." Goodwill and intangible assets, such as purchased technology, are generally recorded in connection with business acquisitions. The values assigned to goodwill and intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is required to test its goodwill for impairment at the reporting unit level. The Company has determined that it has only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2005, which triggered an impairment review. During the fourth quarter of 2005, the Company completed its first-step annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment, thus the second step was not necessary.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

During the years ended December 31, 2005, 2004 and 2003, the Company did not record any impairment charge.

Warranty

The warranty offered by the Company on its system sales generally ranges from 12 months to 36 months depending on the product. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of revenues when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly.

The following table summarizes movements in the product warranty accrual for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of period	$ 16,044	$ 16,508	$ 16,486
Accrual for warranties issued during the period	14,125	12,982	10,378
Changes in liability related to pre-existing warranties	(6)	1,451	(462)
Settlements made during the period	(16,705)	(14,897)	(9,894)
Balance at end of period	$ 13,458	$ 16,044	$ 16,508

Foreign CurrencyTranslation

The functional currencies of the Company's foreign subsidiaries are their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as they are incurred.

Revenue Recognition

The Company derives revenue from two primary sources - equipment (tool) sales and spare part sales. In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supersedes SAB 101 "Revenue Recognition in Financial Statements." The adoption of SAB 104 did not have a material effect on the Company's revenue recognition policy. The Company accounts for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products (and, for the first quarter of 2003 and earlier periods, for all sales of wet surface preparation products), revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which the Company bifurcates a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through the Company's distributor in Japan, where the Company recognizes revenues upon title transfer to the distributor. For spare parts, the Company recognizes revenue upon shipment. The Company recognizes service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Forward Foreign Exchange Contracts

During 2003 and 2004, the Company employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Euro and Japanese Yen denominated accounts receivable balances. In the fourth quarter of 2004, the Company also included Euro denominated intercompany balances in its foreign currency hedging program. The goal of the hedging program was to hedge against foreign currency fluctuations associated with the revaluation gains (losses) of foreign denominated accounts receivable and intercompany account balances. All forward foreign exchange contracts employed by the Company did not exceed one year. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these forward contracts did not qualify as designated hedges. All outstanding forward foreign currency contracts were marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company recorded a net loss of $1.3 million for 2005, a net gain of $2.3 million for 2004, and a net loss of $0.2 million for 2003 in other income (expense), net.

At December 31, 2005, the Company had no outstanding forward foreign exchange contracts.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive rights to acquire common shares outstanding during the period. For purposes of computing diluted net income (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

Stock-Based Compensation

The Company uses the intrinsic value-based method as prescribed in the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

If stock-based employee compensation had been determined based on the fair value at the grant date for awards for the years ended 2005, 2004 and 2003, consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows:

Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
(in thousands, except per share amounts)
Net income (loss):
As reported	$ 11,299	$ 30,993	$ (35,474)
Deduct: Total stock-based employee compensation
expense determined under fair value method, net of tax	(12,884)	(5,944)	(2,095)
Pro forma	$ (1,585)	$ 25,049	$ (37,569)

Diluted net income (loss) per share:
As reported	$ 0.21	$ 0.61	$ (0.79)
Pro forma	$ (0.03)	$ 0.49	$ (0.83)

Stock-based compensation for non-employees is based on the fair value of the related stock or options and recognized ratably over the required service period in the statement of operations.

Reclassifications

Certain prior period amounts have been reclassified. These reclassifications do not affect the Company's net income or loss, cash flows or stockholders' equity.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force issued its consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). In this consensus, the Task Force concluded that unless a nonmonetary exchange has commercial substance and its fair value can be readily determined, a nonmonetary exchange of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. The company intends to adopt the provisions of EITF 04-13 effective at the beginning of the first quarter of 2006. The Company believes that the adoption of EITF 04-13 will not have a significant effect on its consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the Company' s quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the third quarter did not have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company's consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects of stock-based compensation and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of stock-based payment arrangements for public companies.

In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for the Company beginning with the first quarter of 2006. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R and SAB 107, which will have a material impact on its consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that the adoption of SFAS 151will not have a significant effect on its consolidated financial statements.

4. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments as of December 31, 2005 and 2004, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturities of these financial instruments.

Cash, Cash Equivalents and Short-term Investments

The Company's cash and cash equivalents and short-term investments are carried at fair market value. All short-term investments as of December 31, 2005 and 2004 had maturities of less than one year and are marked to market, with unrealized gains (losses) recorded as components of other comprehensive income. See Note 11.

Cash and cash equivalents by security type at December 31, 2005 and 2004 were as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(in thousands)
At December 31,2005:
Cash in bank	$ 35,969	$ -	$ 35,969
Money market funds	35,675	-	35,675
Commercial paper	44,942	7	44,949
	$ 116,586	$ 7	$ 116,593
At December 31,2004:
Cash in bank	$ 44,076	$ -	$ 44,076
Money market funds	44,180	-	44,180
Commercial Paper	1,397	-	1,397
	$ 89,653	$ -	$ 89,653

Short-term investments by security type at December 31, 2005 and 2004 were as follows:

Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
(in thousands)
At December 31,2005:
United States agency securities	$ 11,354	$ (29)	$ 11,325
United States corporate bonds	1,367	(3)	1,364
	$ 12,721	$ (32)	$ 12,689
At December 31,2004:
United States agency securities	$ 1,791	$ (1)	$ 1,790
Commercial paper	698	-	698
	$ 2,489	$ (1)	$ 2,488

For 2005 and 2004, gross realized gains and losses on sales of short-term investments were not significant. At December 31, 2005, all gross unrealized losses on short-term investments had been in a loss position for less than 12 months, and there were no gross unrealized gains. The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2005. The Company has determined that the gross unrealized losses on its short-term investments at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Balance Sheet Details
	December 31,
	2005	2004
		(restated)
	(in thousands)
INVENTORIES:
Purchased parts and raw materials	$ 22,529	$ 34,807
Work-in-process	5,339	4,679
Finished goods	5,008	3,859
	$ 32,876	$ 43,345

PROPERTY AND EQUIPMENT, NET:
Machinery and equipment	$ 38,706	$ 38,451
Furniture and fixtures	12,777	14,343
Leasehold improvements	12,153	12,587
	63,636	65,381
Less: accumulated depreciation	(41,121)	(38,116)
	$ 22,515	$ 27,265

ACCRUED LIABILITIES:
Warranty	$ 13,458	$ 16,044
Accrued compensation and benefits	5,530	9,362
Income taxes payable	3,913	4,529
Other	12,577	18,514
	$ 35,478	$ 48,449

As of December 31, 2005 and 2004, the allowance for excess and obsolete inventory was $19.3 million and $20.8 million, respectively.

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill and intangible assets and related accumulated amortization balances:

	December 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Goodwill	$ 20,005	$ -	$ 20,005	$ 24,451	$ -	$ 24,451
Developed technology (1)	18,265	(7,368)	10,897	18,265	(5,368)	12,897
Total goodwill and
intangible assets	$ 38,270	$ (7,368)	$ 30,902	$ 42,716	$ (5,368)	$ 37,348

__________________

(1) The accumulated amortization balance at December 31, 2005 does not include an additional $0.1 million in amortization expense recognized in 2005 related to developed technology recorded and retired during the year.

During the third quarter of 2005, the Company adjusted the fair value of the assets and liabilities acquired in the Vortek transaction. Pursuant to the adjustment in the third quarter, the Company reduced the valuation allowance for deferred tax assets by approximately $4.4 million. This resulted in a reduction of goodwill during the period of approximately $4.4 million. The resulting deferred tax asset has been offset against previously recorded deferred tax liabilities of $4.4 million in the Consolidated Balance Sheet in accordance with SFAS No. 109, "Accounting for Income Taxes".

The Company recorded amortization expense for its developed technology of $2.1 million, $1.4 million, and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Annual amortization expense is estimated to be $0.7 million for the years 2006 to 2010.

7. Restructuring and Other Charges

The following table summarizes movements of the restructuring-related accruals for the years ended December 31, 2005, 2004 and 2003:

		Consolidation
	Workforce	of Excess
	Reduction	Facilities	Total
	(in thousands)
Balance at December 31, 2002	$ 2,307	$ 2,056	$ 4,363
Restructuring charges	381	108	489
Cash payments	(2,573)	(989)	(3,562)
Balance at December 31, 2003	115	1,175	1,290
Restructuring charges	-	450	450
Cash payments	(115)	(161)	(276)
Release of reserve	-	(450)	(450)
Balance at December 31, 2004	-	1,014	1,014
Cash payments	-	(450)	(450)
Release of reserve	-	(9)	(9)
Balance at December 31, 2005	$ -	$ 555	$ 555

2002 workforce reduction

During the second half of 2002, the Company recorded workforce reduction restructuring charges of $3,371,000 in connection with plans to align its cost structure with projected sales resulting from the unfavorable economic conditions and to reduce future operating expenses. The Company paid $1,064,000  of the restructuring charges during 2002, resulting in an accrued liability for workforce reduction of $2,307,000 at December 31, 2002.

The Company paid $2,192,000 of the accrued liability at December 31, 2002 during the first three quarters of 2003, and the remaining $115,000 in 2004.

2003 workforce reduction

During the third quarter of 2003, the company recorded restructuring and other charges of $381,000 for workforce reductions in Fremont and Germany resulting from realignment to current business conditions. In connection with the workforce reductions, the Company terminated 104 employees. The Company paid the $381,000 in restructuring and other charges for the 2003 workforce reduction in 2003.

Consolidation of excess facilities

In 2002, the Company recorded restructuring charges of $2,338,000 for consolidation of four excess leased facilities located in Pennsylvania, as well as several other excess leased facilities in the U.S. and overseas. The Company paid $282,000 of the restructuring charges during 2002, resulting in an accrued liability for consolidation of excess facilities of $2,056,000 at December 31, 2002, which is expected to be paid out over the terms of the underlying leases through 2019.

In 2003, the Company recorded restructuring and other charges of $108,000 for consolidation of excess facilities in California resulting from realignment to current business conditions. The Company paid $989,000 of restructuring charges in 2003, resulting in an accrued liability for consolidation of excess facilities of $1,175,000 at December 31, 2003.

In 2004, the Company accrued for lease termination costs of $450,000 in connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California. During 2004, the Company made total cash payments of $161,000 in connection with its building facilities related to its 2002 restructuring plan, and released $450,000 in unused facility-related reserve balances to the statement of operations, resulting in a remaining reserve of $1,014,000 for consolidation of excess facilities at December 31, 2004.

In 2005, the Company made cash payments of $450,000 in connection with its 2004 accrual for lease termination costs. The remaining lease obligations on vacated facilities that are non-cancelable, net of the anticipated income from subleasing these facilities, are estimated to be approximately $555,000 as of December 31, 2005. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

8. Guarantees

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.8 million, representing standby letters of credit outstanding as of December 31, 2005. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

9. Borrowing Facilities

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit expires in April 2006, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At December 31, 2005, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

In June 2004, the Company's Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.1 million at December 31, 2005), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of December 31, 2005. The facility has an indefinite term, subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At December 31, 2005, there was no borrowing under this credit facility.

10. Commitments and Contingencies

The Company holds various operating leases related to its facilities worldwide and equipment and subleases in respect of its facilities located in Exton, Pennsylvania. The following table sets forth the Company's minimum annual rental commitments with respect to its operating leases with various expiry dates through 2019 and subleases with various expiry dates through 2007 at December 31, 2005:

	Operating	Sublease
	Lease Payments	Income
	(in thousands)
2006	$ 5,311	$ (2,018)
2007	4,452	(1,494)
2008	4,595	-
2009	4,625	-
2010	3,505	-
Thereafter	27,834	-
	$ 50,322	$ (3,512)

Rent expense was approximately $5.5 million, $5.1 million, and $7.7 million in 2005, 2004, and 2003, respectively. The decrease in rent expense in 2004 compared with 2003 was primarily due to the consolidation of facilities and non-renewal of expired leases. The Company recorded sublease income of approximately $2.0 million, $3.6 million, and $2.6 million in 2005, 2004, and 2003, respectively.

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13 "Accounting for Leases," and will be accrued on a straight-line basis over the lease term. The Company has provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The total remaining minimum lease commitments for these two buildings at December 31, 2005 is approximately $21.1 million. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments over the initial term, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts, from expected sublease income, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. As of December 31, 2005 and 2004, the Company had an accrual balance of $1.3 million related to these leases. The Company expects to make payments related to the above noted leases over the next thirteen years, less any sublet amounts. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.2 million at December 31, 2005), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 (approximately $12.2 million at December 31, 2005) less any royalties paid by Vortek or the Company to the Minister.

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

11. Stockholders' Equity

Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)

Cumulative translation adjustments	$ 8,206	$ 16,028
Unrealized investment loss	(25)	(1)
	$ 8,181	$ 16,027

Share Offering

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

Stockholder Rights Plan

On July 28, 2005, the Company adopted a Stockholder Rights Plan (Rights Plan). Under the Rights Plan, stockholders of record at the close of business on August 15, 2005 received one share purchase right (Right) for each share of the Company's common stock held on that date.

The Rights, which will initially trade with the Company's common stock and represent the right to purchase one one-thousandth of a share of preferred stock at $55.00 per share, become exercisable when a person or group acquires 15% or more of the Company's common stock (acquiror) without prior approval of the Company's Board of Directors. In that event, the Rights permit Mattson stockholders, other than the acquiror, to purchase Mattson common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Alternatively, when the Rights become exercisable, the Company's Board of Directors may authorize the issuance of one share of the Company's common stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.001 each by action of the Board. The Rights expire on July 27, 2015. The Rights distribution was not taxable to stockholders.

The Rights Plan further authorizes the issuance of one Right with each share of common stock that becomes outstanding after the record date and before the acquisition of 15% of the Company's common stock by an acquiror. At December 31, 2005, approximately 52.5 million share purchase rights were outstanding under the Rights Plan.

12. Employee Benefit Plans

Stock Option Plans

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of 11,975,000 shares of common stock have been reserved for issuance. The 2005 Plan amends the 1989 Plan to expand the types of stock-based incentives authorized under the 1989 Plan and to restate the 1989 Plan as the 2005 Plan. The Company had approximately 2.5 million shares available for future grants under the 2005 Plan at December 31, 2005.

In addition to stock options, the 2005 Plan authorizes the grant of stock purchase rights, stock bonuses and restricted stock units. Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at exercise prices that are at least 100% of the fair market value of the stock on the date of grant. The options generally vest 25% one year from the date of grant, with the remaining vesting 1/36th per month thereafter.

In connection with its acquisition of CFM Technologies, Inc. (CFM) in January 2001, the Company filed with the SEC in January 2001 a registration statement on Form S-8 for the four then existing stock option plans of CFM (CFM Plans), namely the 1992 Employee Stock Option Plan for approximately 248,000 shares, the Restated 1995 Incentive Plan for approximately 641,000 shares, the Restated Non-employee Directors' Plan for approximately 19,000 shares and the CFM Non-plan Stock Option Plan for approximately 21,000 shares. The options previously granted by CFM prior to the Company's acquisition had vesting terms set by CFM's then executive compensation and stock option committee of the board of directors, and expired 10 years after the date of grant. The Company continues to administer the CFM Plans to the extent that options granted previously are exercised by the optionees or that options previously granted become terminated under the respective terms of the CFM Plans. As of December 31, 2005, approximately 29,000 stock options in total remained outstanding and exercisable under the CFM Plans.

The following table summarizes the status of all of the Company's stock option plans at December 31, 2005, 2004 and 2003 and changes during the years then ended:

	Year Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	5,358	$ 8.62	4,676	$ 8.09	5,140	$ 9.82
Granted	1,063	$ 8.73	1,142	$ 10.83	1,380	$ 4.83
Exercised	(349)	$ 5.00	(215)	$ 3.80	(390)	$ 7.47
Forfeited	(250)	$ 6.95	(245)	$ 12.93	(1,454)	$ 11.27
Outstanding at end of year	5,822	$ 8.93	5,358	$ 8.62	4,676	$ 8.09
Exercisable at end of year	5,101	$ 9.43	2,872	$ 9.16	2,092	$ 10.48

The weighted average fair value of options granted under the option plan was approximately $5.77 in 2005, $8.12 in 2004, and $4.83 in 2003.

The following table summarizes information about the stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life	Price	Number	Price
			(in thousands)	(in years)		(in thousands)
$ 1.55	-	$ 3.10	929	7.1	$ 2.42	665	$ 2.44
$ 3.20	-	$ 7.61	892	5.7	$ 6.46	679	$ 6.52
$ 7.65	-	$ 9.15	936	6.8	$ 7.89	692	$ 7.85
$ 9.25	-	$ 9.99	923	7.8	$ 9.30	923	$ 9.30
$ 10.00	-	$ 10.90	712	5.6	$ 10.43	712	$ 10.43
$ 11.03	-	$ 12.25	802	8.2	$ 11.24	802	$ 11.24
$ 12.29	-	$ 69.20	628	5.8	$ 18.47	628	$ 18.47
$ 1.55	-	$ 69.20	5,822	6.8	$ 8.93	5,101	$ 9.43

Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	-	-	-
Expected stock price volatility	90%	98%	100%
Risk-free interest rate	4.1%	3.5%	3.0%
Expected life of options in years	4.0	5.0	4.8

Acceleration of Stock Options

On August 25, 2005, the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options outstanding under the company's stock plans. In making the decision to accelerate these options, the Board of Directors considered the interest of the stockholders in reducing the earnings impact of the planned adoption of SFAS 123R in the first quarter of 2006, and the impact that this may have on the Company's market value. In addition, because these options have exercise prices in excess of the reported closing price on the date of the acceleration, they are not fully achieving their original objectives of incentive compensation and employee retention.

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

In accordance with SFAS 123R, the Company will begin applying expense recognition provisions relating to stock options in the first quarter of 2006. As a result of its action to accelerate the vesting of "out-of-the-money" options, the Company expects to reduce the non-cash expense it otherwise would be required to record in future years. The accelerated vesting of these options did not result in a charge in the current period based on generally accepted accounting principles.

Employee Stock Purchase Plan

In August 1994, the Company adopted an employee stock purchase plan (Purchase Plan) under which 3,975,000 shares of common stock had been reserved for issuance through December 31, 2003. During 2004, the Company filed with the SEC two registration statements on Form S-8 for an additional total of 2,200,000 shares to be reserved for issuance under the Purchase Plan. Shares sold under the Purchase Plan were approximately 229,000 in 2005, 86,000 in 2004, and 195,000 in 2003. The weighted average fair value on the grant date of rights granted under the Purchase Plan was approximately $2.21 in 2005, $7.56 in 2004, and $1.51 in 2003. At December 31, 2005, approximately 3.6 million shares were available for issue under the Purchase Plan.

The Purchase Plan is administered generally over offering periods of six months, beginning February 1 and August 1 of each year. During 2005, the Company changed its offering periods to complete an offering period prior to the Company's planned adoption of SFAS 123R in the first quarter of 2006. The regular offering period beginning August 1, 2004 was completed January 31, 2005. The Company also administered a five-month offering period from June 1, 2005 to October 31, 2005.

Eligible employees may designate not more than 15% of their gross cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the offering period, at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

Compensation cost under SFAS No. 123 is calculated for the estimated fair value of the employees' stock purchase rights using the Black-Scholes option-pricing model with the following average assumptions:

	2005	2004	2003
Expected dividend yield	-	-	-
Expected stock price volatility	45%	58%	104%
Risk-free interest rate	3.5%	1.8%	3.0%
Expected life of options in years	0.5	0.5	2.0

Employee Savings Plan

The Company has a retirement/savings plan (the Plan), which is qualified under section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age or older are eligible to participate in the Plan. The Plan allows participants to contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participant's contributions. In 2005, 2004, and 2003 the Company made matching contributions of approximately $570,000, $573,000, and $562,000, respectively.

13. Reportable Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of systems and services for this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered. Royalty revenues from DNS of $10.8 million, $5.8 million, and $5.4 million in 2005, 2004 and 2003, respectively, are included in the net sales to Japan.

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)

United States	$ 34,461	$ 32,423	$ 22,160
Taiwan	65,348	108,293	44,159
Japan	37,875	33,720	31,045
Korea	29,859	19,230	20,121
Other Asia	18,313	30,556	22,281
Europe and others	23,523	22,263	27,149
	$ 209,379	$ 246,485	$ 166,915

For purposes of determining revenues from significant customers, the Company includes revenues from customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In 2005, two customers accounted for 12%, and 11% of total revenues. In 2004, two customers accounted for 16%, and 12% of total revenues. In 2003, two customers accounted for 18% and 11% of total revenues.

Geographical information relating to the Company's property and equipment as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
		(restated)
	(in thousands)
The United States	$ 13,868	$ 17,357
Germany	4,978	8,290
Others	3,669	1,618
	$ 22,515	$ 27,265

14. DNS Patent Infringement Suit Settlement

On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the wet surface preparation products (Wet Business), the Company sold to SCP Global Technologies (SCP) the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and future royalties.

In 2005, DNS paid the Company $11.4 million under the license agreements as royalties for sales. The Company has recorded $10.8 million of the payment of $11.4 million as royalty revenue in 2005, which is recognized as net sales in the accompanying consolidated statements of operations. The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $0.2 million in April 2007, totaling $6.2 million. Royalty payments received by the Company in excess of this amount, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally June of each year.

As of December 31, 2005, DNS has made payments aggregating $68.8 million under the terms of the settlement and license agreements. Of the $68.8 million paid by DNS as of December 31, 2005, $4.6 million was subjected to Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of our technology and damages, and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which the royalties are earned or reported to us by DNS, which is generally when payments become due. In 2005 and 2004, DNS made additional payments of $5.4 million and $0.4 million, respectively, based on sales by DNS for their fiscal years ended March 31, 2005 and 2004. These additional payments were recorded as royalty revenue in the second quarters of 2005 and 2004 when the Company received notification of the amount to be paid for the fiscal year.

The Company recognized $10.8 million, $5.8 million, and $5.4 million of royalty revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

15. Disposition of Wet Business

On March 17, 2003, the Company sold the portion of its business that related to developing, manufacturing, selling, and servicing wet surface preparation products for the cleaning and preparation of semiconductor wafers (the Wet Business) to SCP Global Technologies, Inc. (SCP). The Company had originally acquired the Wet Business on January 1, 2001, as part of its merger with the STEAG Semiconductor Division of STEAG Electronic Systems AG (STEAG) and CFM Technologies, Inc. (CFM). As part of this disposition, SCP acquired certain subsidiaries and assets, and assumed certain contracts relating to the Wet Business, including the operating assets, customer contracts and inventory of CFM, all outstanding stock of Mattson Technology IP, Inc. (Mattson IP), a subsidiary that owned various patents relating to the Wet Business, and all equity ownership interest in Mattson Wet Products GmbH, a subsidiary in Germany that owned the Company's principal Wet Business operations. The Company retained rights to all the cash from the Wet Business entities, and all rights to payments under the settlement and license agreements with Dainippon Screen Manufacturing Co., Ltd. (DNS). See Note 14. SCP acquired the rights to any damages under pending patent litigation relating to patents owned by Mattson IP. SCP assumed responsibility for the operations, sales, marketing and technical support services for the Company's former wet product lines worldwide.

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

In 2005, the Company received earn-out payments of approximately $2.9 million from SCP for sales of certain products to identified customers in 2004. The Company has recorded this payment as additional proceeds from the sale of the Wet Business. The payment has been recorded as a reduction of operating expenses for 2005 in the accompanying consolidated statement of operations.

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

In connection with the disposition of the Wet Business, the Company retained the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. The Company sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by the Company under the primary lease. Under its sublease, the Company was to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely. The Company became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, the Company entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million), which was paid by the Company in 2005. The landlord for this property is an affiliate of STEAG Electronic Systems AG, who was the Company's largest stockholder at the time the Company entered into this agreement. Upon payment, the Company was released from any further legal commitments under the lease effective January 1, 2005. The Company had fully accrued for the costs related to this lease.

The Wet Business entity in Germany had a pension plan that was established in accordance with certain German laws. Benefits were determined based upon retirement age and years of service with the Company. The plan was not funded and there were no plan assets. There was no pension expense in 2003. Following the Second Amendment on December 5, 2003 as discussed in the foregoing paragraph, the Company had no further obligation under this pension plan.

In summary, the Company recorded a $10.3 million loss on the disposition of the Wet Business in 2003, as detailed below:

(in thousands)

Contractual purchase price payment from SCP	$ 2,000
Net book value of assets sold, including goodwill and intangibles	(80,824)
Net book value of liabilities assumed by SCP, including deferred revenues	76,117
Other (1)	(7,550)
Loss on disposition of the Wet Business	$ (10,257)

__________________

(1) Included in the Other category were cumulative translation adjustments, estimated future costs associated with reduction in force, working capital adjustment, indemnification for future legal fees, investment banker's fees, and legal, accounting and other professional fees directly associated with the disposition of the Wet Business.

The Company's Wet Business represented a significant portion of the Company's net sales and costs in the first quarter of 2003. As a result, the divestiture of the Wet Business affects the comparability of the Company's Consolidated Statements of Operations and Balance Sheets for 2005, 2004 and 2003 to its reported results from prior periods. For periods prior to the divestiture of the Wet Business, the Company's total revenues were comprised primarily of sales of Wet Business products, sales of Strip and RTP products, and royalties received from DNS. Following the divestiture of the Wet Business, the Company's total revenues are comprised primarily of sales of Strip and RTP products, and royalties received from DNS. In the fourth quarter of 2003, $1.3 million of revenue was recognized related to a deferred Wet system shipment, which remained the property of the Company after the divestiture.

16. Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)

Domestic income (loss)	$ 4,929	$ 17,119	$ (42,937)
Foreign income	2,570	7,003	7,641
Income (loss) before provision for income taxes	$ 7,499	$ 24,122	$ (35,296)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Current:
Federal	$ (68)	$ (607)	$ -
State	60	60	100
Foreign	(336)	(5,709)	906
Total current	(344)	(6,256)	1,006
Deferred:
Federal	(456)	(615)	(828)
Foreign	(3,000)	-	-
Total deferred	(3,456)	(615)	(828)
Provision (benefit) for income taxes	$ (3,800)	$ (6,871)	$ 178

The provision for income taxes reconciles to the amount computed by multiplying income (loss) before income tax by the U.S. statutory rate of 35% as follows:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)

Provision (benefit) at statutory rate	$ 2,625	$ 8,443	$ (12,354)
Deferred tax asset valuation allowance	(5,874)	(8,875)	8,845
Settlement with foreign tax authorities	(639)	(6,227)	-
State taxes, net of Federal benefit	187	603	(882)
Foreign earnings taxed at different rates	(146)	(212)	(124)
Losses not benefited	-	-	4,589
Federal refund from amended return	-	(628)	-
Other	47	25	104
Total provision (benefit) for income taxes	$ (3,800)	$ (6,871)	$ 178

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2005	2004
		(restated)
	(in thousands)

Net operating loss carryforwards	$ 105,907	$ 109,261
Reserves not currently deductible	15,437	18,746
Capital loss carryforward	12,273	13,517
Depreciation	6,643	7,193
Settlement payments	1,924	5,680
Tax credit carryforwards	5,666	9,855
Deferred revenue	881	3,963
Other	669	909
Total deferred tax asset	149,400	169,124
Valuation allowance	(142,259)	(169,124)
Total net deferred tax asset	7,141	-

Deferred tax liability - acquired intangibles	(4,141)	(4,901)

Net deferred tax asset (liability)	$ 3,000	$ (4,901)

The net deferred tax asset of $3.0 million at December 31, 2005 relates to our operations in Germany. Management has evaluated both positive and negative factors in determining whether a valuation allowance in Germany is necessary. Positive factors considered include that the Company's operations in Germany are primarily sales of products and services to the Company's operations in the United States under a transfer pricing agreement that recognizes profit for German statutory purposes. Additionally, there is also an unlimited carryover of net operating losses in Germany, and management has the intent to continue manufacturing operations in Germany for the foreseeable future. Based on the analysis of objective evidence, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize this net deferred tax asset.

The valuation allowance at December 31, 2005 is attributable to Federal and state deferred tax assets, as well as foreign deferred tax assets other than the German net deferred tax asset of $3.0 million. The valuation allowance at December 31, 2004 is attributable to federal and state deferred tax assets, as well as foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $301.8 million, which will expire at various dates through 2025. The Company also has foreign net operating loss carryforwards in Canada of approximately $14.8 million that will expire at various dates through 2015.

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

At December 31, 2005, the Company has $2.3 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

17. Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of all dilutive securities representing potential common shares outstanding during the period.

The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Weighted average common shares outstanding - Basic	51,557	49,539	44,997
Diluted potential common shares from stock options	989	1,481	-
Escrow shares related to Vortek acquisition	238	53	-
Weighted average common shares - Diluted	52,784	51,073	44,997

Total stock options outstanding at December 31, 2005 of 3.2 million, at December 31, 2004 of 2.7 million, and at December 31, 2003 of 5.4 million were excluded from the computations because the options' exercise prices exceeded the average market price of the Company's common stock in these periods and their inclusion would be antidilutive.

18. Acquisition of Vortek Industries, Ltd.

On October 27, 2004, the Company acquired certain outstanding debt and equity ownership interests in Vortek Industries  Ltd. (Vortek), a privately held corporation amalgamated under the laws of British Columbia, for a total purchase price of $18.9 million. Vortek, based in Vancouver, Canada, is a developer of millisecond flash annealing technology for rapid thermal processing of silicon wafers used the manufacture of semiconductors. The purchase price consisted of approximately 1.5 million shares of Mattson common stock valued at approximately $16.7 million, and approximately $2.2 million in cash for acquisition-related expenses. Prior to the closing date of the Vortek acquisition (October 27, 2004), Mattson provided loans to Vortek aggregating $2.6 million. These loans still existed at December 31, 2005 and December 31, 2004 and were eliminated in consolidation. As a result of the transaction, Vortek became a wholly-owned subsidiary of the Company. Of the shares of common stock issued by the Company in the Vortek transaction, 290,561 (the Escrow Shares) were held subject to an escrow agreement. The Escrow Shares were subject to forfeiture in the event of valid indemnification claims within a period of 12 months from October 27, 2004. No claims were presented and the Escrow Shares were released in October 2005. In connection with the Vortek acquisition, the Company entered into a Stock Registration and Restriction Agreement, dated as of October 27, 2004, pursuant to which the Company agreed to register the shares issued in the Vortek acquisition, other than the Escrow Shares, under the Securities Act of 1933, for resale by the recipients, subject to certain restrictions on the transfer of such shares.

This acquisition was consummated principally to expand and strengthen the Company's RTP technology portfolio, and supports the Company's long-term growth strategy. The acquisition was accounted for as a purchase transaction and accordingly, the assets and liabilities acquired were recorded at their fair values at the date of acquisition based on management estimates and relative fair value assessments. The results of operations of Vortek have been included in the Company's consolidated financial statements subsequent to the acquisition date.

The Company's allocation of the purchase price is summarized as follows:

Purchase
Price
Allocation
(in thousands)

Goodwill	$ 16,212
Existing technology (estimated useful life of 17 years)	11,700
Current assets	1,435
Property, plant and equipment	847
Liabilities assumed	(6,808)
Deferred tax liability on intangibles	(4,446)
Total purchase price	$ 18,940

In addition, the Company acquired CAD11.0 million (approximately $9.4 million) of deferred tax assets in connection with the acquisition of Vortek. During the third quarter of 2005, the Company adjusted the fair value of the assets and liabilities acquired in the Vortek transaction. Pursuant to the adjustment in the third quarter, the Company reduced the valuation allowance for deferred tax assets by approximately $4.4 million. This resulted in a reduction of goodwill of approximately $4.4 million. The resulting deferred tax asset of $4.1 million at December 31, 2005 has been offset against the recorded deferred tax liabilities of $4.1 million in the Consolidated Balance Sheet in accordance with SFAS No. 109, "Accounting for Income Taxes".

Unaudited Pro Forma Results of Operations

The following unaudited pro forma results of operations present the impact on our results of operations for 2004 and 2003 as if our Vortek acquisition had occurred on January 1, 2004 and 2003, respectively.

	Year Ended December 31, 2004		Year Ended December 31, 2003
		Pro forma		Pro forma
		Combined		Combined
	Reported	(Unaudited) (1)	Reported	(Unaudited) (1)
	(restated)	(restated)	(restated)	(restated)
(in thousands, except per share amounts)

Net sales	$ 246,485	$ 246,793	$ 166,915	$ 169,499
Net income (loss)	$ 30,993	$ 23,788	$ (35,474)	$ (40,197)
Basic earnings (loss) per share	$ 0.63	$ 0.48	$ (0.79)	$ (0.89)
Diluted earnings (loss) per share	$ 0.61	$ 0.47	$ (0.79)	$ (0.89)

__________________

(1) Net income includes interest charges on preference shares of $1.5 million from January 1, 2004 through October 26, 2004, prior to the Company's acquisition of Vortek, and $1.7 million for the year ended December 31, 2003.

19. Related Party Transactions

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

On February 17, 2004, STEAG sold approximately 4.3 million shares of the Company's common stock in an underwritten public offering at $11.50 per share. As of December 31, 2005, STEAG's successor entity, SES BG, did not own any shares of Mattson common stock.

In December 2004, the Company entered into an agreement with the landlord of facilities leased by the Company in Pliezhausen, Germany, under which the lease was terminated and the Company paid 1.5 million Euros (approximately $2.0 million) to the landlord in 2005. The landlord for these facilities is an affiliate of STEAG, who was the Company's largest stockholder at the time the Company entered into this agreement.

20. Subsequent Event

Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a Nonqualified Deferred Compensation Plan. Under the Plan, the Company provides eligible employees who participate in the Plan and members of its Board of Directors who are not employees the opportunity to defer a specified percentage of their base salary in the case of employees and retainer fees for participation on the Company's Board and attendance in committee meetings for nonemployee directors (collectively, "Compensation"). The amount of Compensation to be deferred by each participating employee or nonemployee board member (each, a "Participant") is based on elections by each Participant in accordance with the terms of the Plan. In addition, the Company may make discretionary contributions to the accounts of one or more Participants.

Under the Plan, the Company is obligated to deliver on a future date the deferred compensation credited to a Participant's account, adjusted for any positive or negative investment results from investment alternatives selected by the Participant under the Plan (each, an "Obligation," and collectively, the "Obligations"). The Obligations are unsecured general obligations of the Company and rank in parity with other unsecured and unsubordinated indebtedness of the Company. The Obligations are not transferable except upon death of the Participant. There is no trading market for the Obligations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.:

We have completed an integrated audit of Mattson Technology, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its 2004 and 2003 Consolidated Financial Statements.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Mattson Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of (1) the Company did not maintain effective controls, including monitoring, over the financial statement closing and reporting process because it lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with its financial reporting requirements and (2) the Company did not maintain effective controls over the valuation and accuracy of certain inventory and related costs of goods sold, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management's assessment as of December 31, 2005.

(1) The Company did not maintain effective controls, including monitoring, over the financial statement closing and reporting process. Specifically, it lacked sufficient personnel and resources to properly perform the quarterly and year-end financial statement closing processes, including the monitoring of the previously selected accounting policy for the amounts received from a patent infringement settlement, and the review of certain account reconciliations and analyses. A combination of errors related to these control deficiencies resulted in the restatement of the Company's annual financial statements for the fiscal years 2002, 2003 and 2004, as well as the interim condensed consolidated financial statements for the first three quarterly periods in 2005, and also resulted in audit adjustments to the 2005 annual consolidated financial statements. They also contributed to the material weakness discussed in (2) below. Additionally, these control deficiencies could potentially result in a misstatement of any of the Company's account balances and disclosures, including, but not limited to revenue, long-lived asset amortization and severance accruals, and could therefore result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that these control deficiencies constitute a material weakness.

(2) The Company did not maintain effective controls over the valuation and accuracy of certain inventory and related costs of goods sold. Specifically, the Company failed to maintain effective controls over the computation and review of its reserves for slow-moving and excess and obsolete inventory, to ensure that inventory was valued in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's third quarter 2005 consolidated financial statements. Additionally, this control deficiency could potentially result in a misstatement of inventory and related costs of goods accounts, and could therefore result in a material misstatement in the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Mattson Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Mattson Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
San Jose, California
May 2, 2006

Supplementary Financial Information

Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended December 31, 2005. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Three Months Ended
	March 27,	June 26,	September 25,	December 31,
	2005	2005	2005	2005
	(restated)	(restated)	(restated)
	(in thousands, except per share information)

Net sales	$ 52,779	$ 60,310	$ 45,882	$ 50,408
Gross profit	$ 19,988	$ 26,711	$ 17,541	$ 19,925
Income from operations	$ (1,056)	$ 6,388	$ 572	$ (528)
Net income	$ (1,356)	$ 6,765	$ 1,129	$ 4,761
Net income per share:
Basic	$ (0.03)	$ 0.13	$ 0.02	$ 0.09
Diluted	$ (0.03)	$ 0.13	$ 0.02	$ 0.09

Shares used in computing net income per share:
Basic	51,344	51,442	51,504	51,905
Add: dilutive effect from stock options	-	846	990	1,019
Add: escrow shares related to Vortek	-	290	290	93
Diluted	51,344	52,578	52,784	53,017

	Three Months Ended
	March 28,	June 27,	September 26,	December 31,
	2004	2004	2004	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share information)

Net Sales	$ 51,672	$ 58,668	$ 66,095	$ 70,050
Gross profit	$ 20,734	$ 24,163	$ 28,951	$ 30,313
Income from operations	$ 2,522	$ 4,937	$ 8,027	$ 6,722
Net income	$ 1,737	$ 5,306	$ 8,325	$ 15,625
Net income per share:
Basic	$ 0.04	$ 0.11	$ 0.17	$ 0.31
Diluted	$ 0.04	$ 0.10	$ 0.16	$ 0.30

Shares used in computing net income per share:
Basic	47,463	49,817	49,922	50,817
Add: dilutive effect from stock options	1,812	1,624	1,129	1,278
Add: escrow shares related to Vortek	-	-	-	200
Diluted	49,275	51,441	51,051	52,295

Net income for the fourth quarter of 2005 included a benefit of $3.0 million related to the release of a portion of the valuation allowance against deferred tax assets. Net income for the third quarter of 2005 included a $2.9 million gain from an additional earn-out payment received from the sale of our Wet Business in March 2003.

Restatement of Financial Results for 2002, 2003 and 2004 and for the Quarters Ended March 27, June 26 and September 25, 2005

In April of 2006, management concluded that its financial statements contained certain errors impacting each of the quarterly periods of 2002, 2003 and 2004, and the first three quarterly periods of 2005. While certain of the identified items were not individually material in any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement of each of the quarters of 2002, 2003 and 2004 and the first three quarterly periods of 2005 was necessary. One item, severance accrual at a foreign subsidiary, affected periods prior to 2002; management and the Audit Committee concluded that the item was not material, individually or in the aggregate, to any quarter or to any individual year prior to 2002, and therefore no restatement of any quarters or years prior to 2002 for this item was considered necessary. The portion of the item relating to periods ended prior to January 1, 2002, together with the amount of severance relating to 2002 and the restatement of the DNS royalty relating to 2002 described below resulted in a $24.6 million ($0.58 per diluted share) reduction in our previously reported net loss for the year ended December 31, 2002. This amount was credited directly to accumulated deficit as of January 1, 2003 in the accompanying consolidated financial statements.

2004 Restatement

The following table shows the effect of the restatement on the Company's previously reported results of operations for each quarter of 2004:

Three Months Ended
	March 28, 2004		June 27, 2004		September 26, 2004		December 31, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
(in thousands, except per share information)

Net sales	$ 53,125	$ 51,672	$ 60,151	$ 58,668	$ 68,038	$ 66,095	$ 71,447	$ 70,050
Cost of sales	$ 30,717	$ 30,938	$ 34,148	$ 34,505	$ 37,247	$ 37,144	$ 39,861	$ 39,737
Gross margin	$ 22,408	$ 20,734	$ 26,003	$ 24,163	$ 30,791	$ 28,951	$ 31,586	$ 30,313
Research, development & engineering	$ 4,896	$ 4,913	$ 5,458	$ 5,476	$ 5,616	$ 5,620	$ 7,099	$ 7,102
Selling, general and administrative	$ 12,947	$ 12,971	$ 13,396	$ 13,421	$ 14,956	$ 14,976	$ 15,882	$ 16,045
Income (loss) before income taxes	$ 3,583	$ 1,868	$ 7,399	$ 5,516	$ 10,198	$ 8,334	$ 9,843	$ 8,404
Net income (loss)	$ 3,314	$ 1,737	$ 7,361	$ 5,306	$ 10,197	$ 8,325	$ 15,653	$ 15,625
Net income (loss) per share - basic	$ 0.07	$ 0.04	$ 0.15	$ 0.11	$ 0.20	$ 0.17	$ 0.31	$ 0.31
Net income (loss) per share - diluted	$ 0.07	$ 0.04	$ 0.14	$ 0.10	$ 0.20	$ 0.16	$ 0.30	$ 0.30

The following table shows the effect of the restatement on the Company's previously reported financial position for the first, second and third quarters of 2004:

	March 28, 2004		June 27, 2004		September 26, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
(in thousands)

Inventories	$ 35,841	$ 35,871	$ 42,845	$ 42,518	$ 51,688	$ 51,443
Prepaid expenses and other assets	$ 12,182	$ 14,772	$ 13,698	$ 12,295	$ 15,480	$ 14,589
Accrued liabilities	$ 59,939	$ 60,400	$ 61,332	$ 61,836	$ 55,507	$ 56,075
Deferred revenue	$ 43,555	$ 29,461	$ 43,659	$ 27,575	$ 32,132	$ 18,172
Deferred income taxes	$ 875	$ 1,223	$ 750	$ 750	$ 623	$ 901
Accumulated deficit	$(465,607)	$(449,702)	$(458,246)	$(444,396)	$(448,049)	$(436,071)

The restatement did not impact the Company's net cash flows from operating, investing or financing activities in 2004. However, certain items within cash flow provided by (used in) operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows for the first, second and third quarters of 2004:

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 28, 2004		June 27, 2004		September 26, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
(in thousands)

Net income	$ 3,314	$ 1,737	$ 10,675	$ 7,043	$ 20,872	$ 15,368
Adjustments to reconcile net income to
net cash provided by (used in) operations:
Deferred taxes	$ (175)	$ (39)	$ (278)	$ (490)	$ (403)	$ (337)
Inventory valuation charge	$ 348	$ 161	$ (161)	$ 90	$ 348	$ 599
Changes in assets and liabilities:
Inventories	$ (8,785)	$ (8,377)	$ (15,464)	$ (15,137)	$ (24,662)	$ (24,417)
Prepaid expenses and other assets	$ 743	$ (884)	$ (831)	$ 1,535	$ (2,610)	$ (756)
Accrued liabilities	$ (2,639)	$ (2,598)	$ (1,066)	$ (982)	$ (7,050)	$ (6,902)
Deferred revenue	$ 4,878	$ 7,684	$ 5,174	$ 5,990	$ (6,473)	$ (3,533)

2005 Restatement

The following table shows the effect of the restatement on the Company's previously reported results of operations for the first, second and third quarter of 2005:

	Three Months Ended
	March 27, 2005		June 26, 2005		September 25, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 55,065	$ 52,779	$ 57,060	$ 60,310	$ 47,663	$ 45,882
Cost of sales	32,789	32,791	33,681	33,599	27,905	28,341
Gross margin	22,276	19,988	23,379	26,711	19,758	17,541
Research, development & engineering	6,313	6,404	6,981	6,972	6,484	6,616
Selling, general and administrative	14,175	14,140	12,937	12,851	12,648	12,715
Income (loss) from operations	1,288	(1,056)	2,961	6,388	2,988	572
Income (loss) before income taxes	876	(1,468)	2,954	6,381	3,606	1,190
Net income (loss)	988	(1,356)	3,338	6,765	3,545	1,129
Net income (loss) per share-basic	$ 0.02	$ (0.03)	$ 0.06	$ 0.13	$ 0.07	$ 0.02
Net income (loss) per share-diluted	$ 0.02	$ (0.03)	$ 0.06	$ 0.13	$ 0.07	$ 0.02

The following table shows the effect of the restatement on the Company's previously reported financial position for the first, second and third quarter of 2005:

	March 27, 2005		June 26, 2005		September 25, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Accounts receivable, net	$ 57,395	$ 57,395	$ 42,260	$ 42,028	$ 30,460	$ 30,228
Inventories	44,243	44,161	38,801	38,801	34,988	34,684
Prepaid expenses and other assets	12,159	15,047	12,262	15,918	11,964	11,965
Property and equipment, net	25,601	25,470	23,512	23,381	21,707	21,184
Accrued liabilities	41,038	41,678	38,677	39,269	37,105	37,636
Deferred revenue	27,961	20,390	31,132	20,800	25,167	12,961

The restatement did not impact the Company's net cash flows from operating, investing or financing activities for 2005. However, certain items within cash flow provided by (used in) operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows for the first, second and third quarter of 2005:

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 27, 2005		June 26, 2005		September 25, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Net income (loss)	$ 988	$ (1,356)	$ 4,326	$ 5,409	$ 7,871	$ 6,538
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operations:
by (used in) operations:
Depreciation	2,307	2,307	4,532	4,532	6,233	6,625
Allowance for doubtful accounts	(783)	(783)	(585)	(633)	(985)	(1,033)
Inventory valuation charge	1,287	1,287	1,751	1,751	1,786	2,090
Changes in assets and liabilities:
Accounts receivable	1,515	1,515	16,122	16,402	28,562	28,842
Inventories	(2,573)	(2,655)	1,460	1,296	5,551	5,387
Prepaid expenses and other assets	(680)	(1,789)	(1,290)	(3,167)	(771)	1,007
Accrued liabilities	(7,100)	(7,204)	(8,049)	(8,201)	(9,632)	(9,845)
Deferred revenue	(2,352)	1,287	819	1,697	(5,146)	(6,142)

Discussion of Restatement Items

Timing of Revenue Recognition for DNS - In 2002, the Company originally allocated $60 million of the settlement to royalty revenue applicable to future use of the technology to be recognized in the statement of operations on a straight-line basis through March 2007, and recorded $15 million as other income in 2002. The Company previously reclassified the $15 million to net sales in its 2004 Annual Report on Form 10-K filed March 23, 2005.

In the fourth quarter of 2005, the Company determined that its original allocation was incorrect and an allocation based on the terms of the settlement and license agreements was appropriate. The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of our technology and damages and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which royalty payments are earned, which generally coincides with when payments become due. In 2005 and 2004, DNS made additional payments of $5.4 and $0.4 million, respectively, based on sales by DNS for the fiscal years ended March 31, 2005 and 2004. These additional payments were recorded as royalty revenue in the second quarters of 2005 and 2004 when the Company received notification of the amount to be paid for the respective fiscal year. In total, as restated, the Company recognized $10.8 million, $5.8 million, $5.4 million and $31.7 million of royalty revenue in 2005, 2004, 2003 and 2002, respectively.

The following table shows the effects of the restatement of DNS payments to the corresponding line items of the Company's results of operations and balance sheets for the quarters and years indicated:

			Income			Other	Deferred
	Royalty	Operating	Tax Expense	Net	Deferred	Current	Tax
	Sales	Expenses	(Benefit)	Income	Revenue	Assets	Liability
	(in thousands)
2005
First quarter	$ (1,887)	$ -	$ -	$ (1,887)	$ 3,240	$ 1,353	$ -
Second quarter	3,662	-	-	3,662	(2,894)	768	-
Third quarter	(1,853)	-	-	(1,853)	(1,802)	(3,655)	-
Fourth quarter	(1,854)	-	-	(1,854)	2,801	947	-
Total	$ (1,932)	$ -	$ -	$ (1,932)	$ 1,345	$ (587)	$ -
2004
First quarter	$ (1,854)	$ -	$ (138)	$ (1,716)	$ 3,207	$ 1,627	$ 136
Second quarter	(1,483)	-	172	(1,655)	(1,990)	(3,993)	(348)
Third quarter	(1,887)	-	8	(1,895)	2,068	451	278
Fourth quarter	(1,887)	-	(1,411)	(476)	3,241	2,487	(278)
Total	$ (7,111)	$ -	$ (1,369)	$ (5,742)	$ 6,526	$ 572	$ (212)

2003	$ (6,587)	$ -	$ (172)	$ (6,415)	$ (12,000)	$ (19,174)	$ (759)

2002	$ 10,407	$ (16,000)	$ 1,541	$ 24,866	$ (5,700)	$ 20,137	$ 971

Severance liability at foreign subsidiary - The Company incorrectly did not fully accrue for its severance liability at a foreign subsidiary. Instead, severance was generally recorded when paid. The aggregate underaccrual related to years prior to 2002 is approximately $444,000. As the net amount of severance earned in each prior year was not material to those periods, the Company recorded the $444,000 of severance expense related to prior periods as an increase to selling, general and administrative expense in the first quarter of 2002. The following table shows the effects of the restatement of severance liability to the corresponding line items of the Company's results of operations and balance sheets for the quarters and years indicated:

	Research,	Selling,
	Development	General and	Net	Accrued
	& Engineering	Administrative	Income	Liabilities
	(in thousands)
2005
First quarter	$ 1	$ 5	$ (6)	$ 6
Second quarter	(10)	(38)	48	(48)
Third quarter	(12)	(49)	61	(61)
Fourth quarter	(3)	(98)	101	(101)
Total	$ (24)	$ (180)	$ 204	$ (204)
2004
First quarter	$ 17	$ 24	$ (41)	$ 41
Second quarter	18	25	(43)	43
Third quarter	27	38	(65)	65
Fourth quarter	27	39	(66)	66
Total	$ 89	$ 126	$ (215)	$ 215

2003	$ -	$ 155	$ (155)	$ 155

2002	$ -	$ 265	$ (265)	$ 265

Timing of Installation, Spares and Service Revenue - The Company did not properly defer the fair value of obligations to provide future installation services, spares products and services related to the sales of certain systems. The following table shows the effects of the restatement of the timing for these revenue items to the corresponding line items of the Company's results of operations and balance sheets for the quarters and years indicated:

	System	Net	Deferred	Accounts
	Sales	Income	Revenue	Receivable
	(in thousands)
2005
First quarter	$ (398)	$ (398)	$ 398	$ -
Second quarter	(172)	(172)	132	(40)
Third quarter	71	71	(71)	-
Fourth quarter	471	471	19	490
Total	$ (28)	$ (28)	$ 478	$ 450
2004
First quarter	$ 401	$ 401	$ (401)	$ -
Third quarter	(56)	(56)	56	-
Fourth quarter	490	490	(490)	-
Total	$ 835	$ 835	$ (835)	$ -

2003	$ (800)	$ (800)	$ 800	$ -

Other Items - In conjunction with the specific restatement items discussed above, management also restated its previously reported results for additional items. While certain of these other items were not individually material in any quarter, these additional items considered in the aggregate with the above items were material and therefore the Company concluded that a restatement of these items was necessary. The following table shows the effects of the restatement to the corresponding line items of the Company's results of operations and balance sheets for the quarters and years indicated:

	2003	2004				2005
		First	Second	Third	Fourth	First	Second	Third
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)

Net sales	$ -	$ -	$ -	$ -	$ -	$ -	$ (240)	$ -
Cost of sales	(251)	221	357	(103)	(124)	2	(82)	436
Research, development & engineering	-	-	-	(22)	(24)	90	-	144
Selling, general and administrative	-	-	-	(18)	125	(40)	(48)	116
Net income	251	(221)	(357)	143	23	(52)	(110)	(696)

Accounts receivable	$ -	$ -	$ -	$ -	$ -	$ -	$ (192)	$ -
Inventories	251	(221)	(357)	82	81	82	82	(304)
Prepaid expenses and other assets	-	-	-	61	183	(244)	-	-
Property and equipment, net	-	-	-	-	(131)	-	-	(392)
Accrued liabilities	-	-	-	-	110	(110)	-	-

As a result of this restatement, the financial information included the Company's annual reports on Form 10-K for 2002, 2003, and 2004, quarterly reports on Form 10-Q for the first, second and third quarters of 2002, 2003 and 2004 and current reports on Form 8-K previously filed or furnished by Mattson for the earlier quarterly periods of 2002, 2003, and 2004 should not be relied upon and are superceded by the information in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring organizations of the Treadway Commission ("COSO") entitled "Internal Control- Integrated Framework."

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has identified the following material weaknesses as of December 31, 2005:

(1) The Company did not maintain effective controls, including monitoring, over the financial statement closing and reporting process. Specifically, it lacked sufficient personnel and resources to properly perform the quarterly and year-end financial statement closing processes, including the monitoring of our previously selected accounting policy for the amounts received from a patent infringement settlement, and the review of certain account reconciliations and analyses. A combination of errors related to these control deficiencies resulted in the restatement of the Company's annual financial statements for the fiscal years 2002, 2003 and 2004, as well as the interim condensed consolidated financial statements for the first three quarterly periods in 2005, and also resulted in audit adjustments to the 2005 annual consolidated financial statements. They also contributed to the material weakness discussed in (2) below. Additionally, these control deficiencies could potentially result in a misstatement of any of our account balances and disclosures, including but not limited to revenue, long-lived asset amortization and severance accruals, and could therefore result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

(2) The Company did not maintain effective controls over the valuation and accuracy of certain inventory and related costs of goods sold. Specifically, the Company failed to maintain effective controls over the computation and review of its reserves for slow-moving and excess and obsolete inventory, to ensure that inventory was valued in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's third quarter 2005 consolidated financial statements. Additionally, this control deficiency could potentially result in a misstatement of our inventory and related costs of goods accounts, and could therefore result in a material misstatement in the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in "Internal Control-Integrated Framework" issued by the COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

To remedy the material weaknesses identified above, the Company intends to take the following actions:

1. The Company intends to make personnel changes necessary so that it has sufficient personnel resources with a level of financial reporting expertise commensurate with its financial reporting requirements.

2. The Company intends to make information systems improvements and to add layers of review of the computation of its reserves for slow-moving and excess and obsolete inventory calculations, in order to ensure that inventory is valued in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth quarter.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under "Executive Officers of the Registrant."

The following table sets forth, for our current directors, information with respect to their ages as of December 31, 2005 and their background.

Name	Age		Director Since
Class I directors whose terms expire at the 2007 Annual Meeting of Stockholders:
Kenneth Kannappan	46	Director	July 1998
William Turner	49	Director	November 2002

Class II directors whose terms expire at the 2008 Annual Meeting of Stockholders:
Dr. Hans-Georg Betz	59	Director	January 2001
David Dutton	45	Director	December 2001
Kenneth G. Smith	56	Director	August 1994

Class III directors whose terms expire at the 2006 Annual Meeting of Stockholders: Nominees for reelection at the Annual Meeting:
Dr. Jochen Melchior	63	Director (Chairman)	January 2001
Shigeru Nakayama	70	Director	May 1996

Dr. Jochen Melchior has served as a director and Chairman since January 2001. Dr. Melchior served as a member of the Management Board of STEAG AG from June 1987 until December 2004, and as Chairman of the Management Board and Chief Executive Officer of STEAG AG from November 1995 until December 2004. From November 1995 until December 2004, Dr. Melchior also served as Chairman of the Supervisory Board of STEAG Electronic Systems AG. Dr. Melchior currently serves as a member of the Supervisory Boards of AXA Service AG, National-Bank AG, KHS AG, Universitaetsklinikum Essen and WCM AG. He serves as Chairman of the Supervisory Board of LOGIKA AG and as Vice-Chairman of the Supervisory Board of Preventicum GmbH.

Dr. Hans-Georg Betz has served as a director since January 2001. Dr. Betz also serves as Chairman of the Company's Compensation Committee. Since August 2005, Dr. Betz has served as President and Chief Executive Officer of Advanced Energy Industries, Inc. Dr. Betz served as Chief Executive Officer of West STEAG Partners from August 2001 until July 2005, as Chairman of the Management Board and Chief Executive Officer of STEAG Electronic Systems AG from January 1996 to July 2001, and as a member of the Management Board of STEAG Electronic Systems AG from October 1992 to July 2001. Dr. Betz served as a member of the Management Board of STEAG AG from January 1997 to July 2001.

David Dutton has served as a director since December 2001. Mr. Dutton has served as Mattson's Chief Executive Officer since June 2005. Prior to that, Mr. Dutton served as Mattson's Chief Executive Officer and President since October 2001. Mr. Dutton previously served as President of the Plasma Products Division. Mr. Dutton joined Mattson in 1994 as General Manager of the Strip/Plasma Etch division. From 1998 to 2000, Mr. Dutton served as Executive Vice President and Chief Operating Officer of Mattson. From 1993 to 1994, Mr. Dutton was Engineering Manager for Thin Films Processing at Maxim Integrated Products, Inc. From 1984 to 1993, Mr. Dutton served as an engineer and then manager in plasma etch processing and yield enhancement at Intel Corp.

Kenneth Kannappan has served as a director since July 1998. Mr. Kannappan has served as the President and Chief Executive Officer of Plantronics, Inc., a telecommunications equipment manufacturer, since March 1998. From 1995 to 1998, Mr. Kannappan held various executive positions at Plantronics, Inc. From 1991 to 1995, Mr. Kannappan was Senior Vice President of Kidder, Peabody & Co. Incorporated, an investment banking company. Mr. Kannappan currently serves as a member of the board of directors of Plantronics, Inc. and as Chairman of the Board of Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.

Shigeru Nakayama has served as a director since May 1996. Since 1996, Mr. Nakayama has been a business consultant to Semiconductor Equipment and Materials International, an international association of semiconductor equipment manufacturers and materials suppliers. From 1984 to 1994, Mr. Nakayama was the President of SEMI Japan, a member of Semiconductor Equipment and Materials International.

Kenneth G. Smith has served as a director since August 1994. Mr. Smith was President, Chief Operating Officer and a Director of WaferTech, a semiconductor manufacturer, from May 1996 until April 2000. From 1991 to 1995, Mr. Smith was Vice President of Operations at Micron Semiconductor, Inc., a semiconductor manufacturer.

William Turner has served as a director since November 2002. Mr. Turner also serves as Chairman of the Company's Audit Committee. From 1983 to 1997, Mr. Turner was employed by KLA-Tencor Corporation ("KLA"). Mr. Turner was the Vice President, Finance of KLA from 1996 to 1997, and was the Corporate Controller of KLA from 1989 to 1996.

Policy and Procedure for Director Nomination

When there is a vacancy on the Board of Directors, the Nominating and Governance Committee is responsible for evaluating candidates to fill such vacancy. The Nominating and Governance Committee is responsible for reviewing the qualifications, independence and skill of all candidates for election to the Board of Directors. The Nominating and Governance Committee does not currently have a formalized policy with regard to the assessment of director candidates. The Nominating and Governance Committee intends to consider adopting such a policy.

The Nominating and Governance Committee will consider director candidates recommended by stockholders of the Company, based on the same criteria that would apply to candidates identified by a Committee member. There are no specific, minimum qualifications that have been formulated by the Nominating and Governance Committee that must be met by a Nominating and Governance Committee-recommended nominee. The Nominating and Governance Committee believes that it is desirable for a majority of the Company's directors to satisfy the definition of independence for purposes of the applicable NASDAQ listing standards, and for at least one director to possess the attributes necessary to be an "audit committee financial expert."

Any stockholder who wishes to recommend a candidate for nomination as a director should submit the recommendation in writing to the Company at its principal executive offices, to the attention of the Nominating and Governance Committee, not later than 120 calendar days before the one year anniversary of the Company's mailing of its prior year's Proxy Statement to stockholders. A stockholder recommending a person as a director candidate may be requested by the Nominating and Governance Committee to provide further information for purposes of evaluating the candidate and for the purpose of providing appropriate disclosure to stockholders.

Audit Committee

The Audit Committee of the Board of Directors is responsible for monitoring the integrity of the Company's consolidated financial statements, its system of internal controls and the independence and performance of its independent registered public accounting firm ("the independent auditors"). The Audit Committee is also responsible for the selection of the Company's independent auditors, and approves all professional services performed by the independent auditors. The Audit Committee is composed of four independent, non-employee directors and operates under a written charter adopted and approved by the Board of Directors, which is available on the Company's website, http://www.mattson.com. The members of the Audit Committee during 2005 were, and currently are, William Turner (Chairman), Kenneth Kannappan, Dr. Hans-Georg Betz and Kenneth Smith. Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to audit committee members. The Board has determined that William Turner is an "audit committee financial expert" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation from certain reporting persons that no other reports were required, the Company believes that during 2005, its executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all officers, directors, and employees. We have posted the Code of Ethics and Business Conduct on our Website located at http://www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our Website.

Item 11. Executive Compensation

The following table presents information for the years ended December 31, 2003, 2004, and 2005 regarding the compensation paid to the Company's Chief Executive Officer and each of the most highly compensated executive officers who were paid over $100,000 in the most recent fiscal year.

				Long Term
				Compensation
				Awards/
	Annual Compensation			Securities	All Other
	Fiscal			Underlying	Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Options (#)	sation (2)
David Dutton
Chief Executive Officer	2005	$ 443,077	$ 95	100,000	$ 300
	2004	429,999	455,360	100,626	1,500
	2003	340,000	-	89,088	1,600
Robert MacKnight
President and Chief Operating Officer	2005	$ 337,119	$ 95	110,000	$ 3,541
	2004	339,346	262,135	75,532	2,052
	2003	289,000	-	66,923	6,498
Ludger Viefhues
Chief Financial Officer, Executive	2005	$ 308,923	$ 95	75,000	$ 3,702
Vice President, Finance and Secretary	2004	316,384	231,825	75,500	4,726
	2003	272,000	-	66,575	2,948

(1)   Bonuses are based on performance or achievement of goals and accrued for the year indicated, but may be paid after year-end. See "Report of the Compensation Committee on Executive Compensation." No bonus was paid for 2003. Bonuses in 2005 were part of a Company-wide bonus program in which each eligible employee received the same amount.

(2)   Except as otherwise described in this footnote, represents for each fiscal year the value of employer contributions to accounts of each of the named persons in the Company's 401(k) Plan. Included in 2003 for Mr. MacKnight was a payment of $513 for a spot recognition award.

Stock Options Granted During 2005

The following table provides the specified information concerning grants of options to purchase the Company's common stock made during the year ended December 31, 2005, to the persons named in the Executive Compensation Table.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal 2005(2)	Exercise Price(3) ($/share)	Expiration Date(4)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
					5%	10%

David Dutton	100,000	9.41%	$ 9.25	3/8/2015	$ 581,728	$ 1,474,212

Robert MacKnight	75,000	7.06%	$ 9.25	3/8/2015	$ 436,296	$ 1,105,659
	35,000	3.29%	$ 7.19	7/1/2012	$ 102,447	$ 238,745

Ludger Viefhues	75,000	7.06%	$ 9.25	3/8/2015	$ 436,296	$ 1,105,659

(1)   Options granted in 2005 to executive officers were granted under the Company's 1989 Stock Option Plan and have ten-year terms or, in the case of the grant of 35,000 options to Mr. MacKnight under the Company's 2005 Equity Incentive Plan have seven-year terms. Except as set forth below, all options vest over a period of four years at a rate of 25% after one year and 1/48th each month thereafter, conditioned upon continued employment with the Company.

(2)   The Company granted an aggregate of 1,063,052 options during the year ended December 31, 2005.

(3)   All options were granted with an exercise price equal to fair market value on the date of grant i.e. the closing sale price of the Company's common stock as quoted on the NASDAQ National Market on the date of grant.

(4)   The options in this table may terminate before their expiration upon the termination of the optionee's status as an employee or consultant or upon the optionee's disability or death. Options granted under the 2005 Equity Incentive Plan vest fully upon the optionee's disability or death.

(5)   Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the Securities and Exchange Commission's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders' continued employment through the vesting period. The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option and there can be no assurance that the potential realizable values shown in this table will be achieved. One share of stock purchased at $9.25 in 2005 would yield profits of approximately $5.82 per share at 5% appreciation over ten years, or approximately $14.74 per share at 10% appreciation over the same period. One share of stock purchased at $7.19 in 2005 would yield profits of approximately $2.93 per share at 5% appreciation over seven years, or approximately $6.82 per share at 10% appreciation over the same period.

Option Exercises in last Fiscal Year and Fiscal 2005 Year-End Option Values

The following table provides the specified information concerning exercises of options to purchase the Company's common stock in the year ended December 31, 2005, and unexercised options held as of December 31, 2005, by the persons named in the Executive Compensation Table above.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(3)

			Vested(1)	Unvested(2)	Vested(4)	Unvested

David Dutton	-	-	686,096	37,084	$ 1,610,899	$ 276,676
Robert MacKnight	-	-	533,702	63,125	$ 1,339,364	$ 308,925
Ludger Viefhues	-	-	474,572	26,875	$ 844,118	$ 204,588

(1)   Represents options which are vested and immediately exercisable. Options granted under the 2005 Equity Incentive Plan generally vest and become exercisable over a period of four years at a rate of 25% after one year and 1/48th each month thereafter. On August 15, 2005, the Company accelerated the vesting of all outstanding options with an exercise price of $9.05 or higher ("Accelerated Options") in order to reduce the Company's future compensation expense. The Company simultaneously imposed restrictions on shares to be acquired in the future by the persons named in the Executive Compensation Table through the exercise of those Accelerated Options. The restrictions prevent the sale of such shares by such persons until the earlier of the original vesting date of the relevant options or the individual's termination of employment. The numbers of securities in this column that were freely tradable as of December 31, 2005 are as follows: 550,762 for Mr. Dutton, 432,043 for Mr. MacKnight, and 372,930 for Mr. Viefhues.

(2)   Represents shares which are unvested and not exercisable.

(3)   Market value of underlying securities is based on the closing price of the Company's common stock on December 30, 2005 (the last trading day of the 2005 year), which was $10.06 per share as reported on the NASDAQ National Market. Value of Unexercised In-the-Money Options at Fiscal Year End is calculated by multiplying the difference between the market value and exercise price at year end by the number of options held at year end.

(4)   Represents value related to shares that are vested and immediately exercisable. Includes value related to Accelerated Options the shares underlying which could not be sold as of December 31, 2005. Values related to shares that were freely tradable as of December 31, 2005 are as follows: $1,546,421 for Mr. Dutton, $1,291,005 for Mr. MacKnight, and $795,759 for Mr. Viefhues.

Shares Acquired on Exercise includes all shares acquired upon exercise of the option, or portion of the option, without deducting shares withheld to satisfy tax obligations, sold to pay the exercise price or otherwise disposed of. Value Realized is calculated by multiplying the difference between the market value, deemed to be the closing market price of the Company's common stock on the NASDAQ National Market, and exercise price when exercised by the number of shares acquired upon exercise. The value of any payment by the Company for the exercise price or related taxes is not included.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has entered into a Severance and Executive Change of Control Agreement with Mr. Dutton, the Company's Chief Executive Officer, and has entered into an Executive Change of Control Agreement with its two other current executive officers, Mr. MacKnight and Mr. Viefhues (collectively, these agreements are the "Severance Agreements"). Each Severance Agreement provides that severance benefits become payable to the executive in the event that, within 12 months following a "Change of Control" of the Company (described below), the executive is terminated by the Company without good cause. In that event, upon signing a general release, the executive is entitled to receive continuing payment of his then-current base salary and continued coverage under the Company's medical and dental plan, for a severance period of 12 months for the Chief Executive Officer, and 9 months for the other executive officers. The Chief Executive Officer is entitled to this same severance benefit in the event his employment is terminated by the Company without good cause, in the absence of a Change of Control.

In the event that, within 12 months following a Change of Control of the Company, any of these executive officers terminates his employment with the Company for "good reason" (defined to include a significant reduction in the executive's base salary, the assignment of duties which reflect a material adverse change in his responsibility or status, and transfer of his place of employment by 50 miles or more), and gives 30 days written notice of termination to the Company, then, upon signing a general release, the executive is entitled to receive continuing payment of his then-current base salary and continued coverage under the Company's medical and dental plan, for a severance period of 24 months for the Chief Executive Officer (limited to 18 months for continuation of medical and dental benefits), and 18 months for the other executive officers.

In addition, the Severance Agreements provide for accelerated vesting of all of the executive's unvested stock options following a Change of Control in the event of a termination that triggers severance benefits. If any part of the benefits under a Severance Agreement is determined by the Company's accountants to be an excess parachute payment under Section 280G of the Internal Revenue Code, then at the executive's option, the payment will be reduced to the minimum extent necessary to have no excess parachute payment. "Change of Control" is defined in the Severance Agreements as an acquisition by any person of beneficial ownership of 50% or more of the Company's voting stock, certain mergers or other business combinations involving the Company, the sale, exchange or transfer of all or substantially all of the assets of the Company, or a liquidation or dissolution of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of the Company's outstanding common stock as of March 15, 2006 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of common stock, (ii) each director, (iii) each executive officer named in the Executive Compensation Table below and (iv) all directors and executive officers as a group. To the Company's knowledge and except as otherwise indicated below, and subject to applicable community property laws, each person named in the table has sole voting and sole investment powers with respect to all shares of common stock shown as beneficially owned by them. Applicable percentage ownership in the table is based on 52,411,695 shares of common stock outstanding as of March 15, 2006. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of March 15, 2006 are deemed outstanding for the purpose of computing the shares owned and percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Entries denoted by an asterisk represent an amount less than 1%.

	Amount and Nature		Percent of Common
	of Beneficial		Stock
Name of Beneficial Owner	Ownership		Outstanding

NWQ Investment Management Company, LLC	6,445,591	(1)	12.3%
2049 Century Park East, 4th Floor
Los Angeles, CA 90067

The TCW Group, Inc., on behalf of the TCW Business Unit	4,121,139	(2)	7.9%
865 South Figueroa Street
Los Angeles CA, 90017

FMR Corp.	2,958,628	(3)	5.6%
82 Devonshire Street
Boston, MA 02109

Dalton, Greiner, Hartman, Maher & Co LLC	2,649,015	(4)	5.1%
565 Fifth Avenue, Suite 2101
New York NY 10017

Dr. Jochen Melchior	75,275	(5)	*

Dr. Hans-Georg Betz	48,389	(6)	*

Kenneth Kannappan	79,500	(7)	*

Shigeru Nakayama	84,854	(8)	*

Kenneth G. Smith	85,125	(9)	*

William Turner	51,500	(10)	*

David L. Dutton	633,360	(11)	1.2%

Robert B. MacKnight	511,613	(12)	*

Ludger H. Viefhues	500,836	(13)	*

Directors and executive officers as a group (9 persons)	2,070,452	(14)	4.0%

* Less than 1%.

(1) According to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by NWQ Investment Management Company, LLC ("NWQ"), as of December 31, 2005 NWQ had sole voting power over 6,260,591 shares and sole dispositive power over 6,445,591 shares of the Company's common stock, which shares are owned by investment advisory clients of NWQ.

(2) According to Schedule 13G filed with the Securities and Exchange Commission on February 9, 2006 by The TCW Group, Inc. on behalf of the TCW Business Unit (the "TCW Business Unit"), the aggregate number of shares of the Company's common stock beneficially owned by the TCW Business Unit is 4,121,139, and the TCW Business Unit has the shared power to vote of 2,839,569 shares and the shared power to dispose of 4,121,139 shares.

(3) According to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by FMR Corp. ("FMR"), as of December 31, 2005 FMR had sole voting power over 1,060,018 shares and sole dispositive power over 2,958,628 shares of the Company's common stock, as a result of acting as investment advisor to various investment companies and as investment manager of institutional accounts.

(4) According to Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006 by Dalton, Greiner, Hartman, Maher & Co LLC ("DGHM"), as of December 31, 2005 DGHM had sole voting power over 2,610,315 shares and sole dispositive power over 2,649,015 shares of the Company's common stock.

(5) Dr. Melchior: includes 75,000 shares subject to options exercisable within 60 days of March 15, 2006.

(6) Dr. Betz: includes 47,500 shares subject to options exercisable within 60 days of March 15, 2006.

(7) Mr. Kannappan: consists of 79,500 shares subject to options exercisable within 60 days of March 15, 2006.

(8) Mr. Nakayama: consists of 84,854 shares subject to options exercisable within 60 days of March 15, 2006.

(9) Mr. Smith: consists of 85,125 shares subject to options exercisable within 60 days of March 15, 2006.

(10) Mr. Turner: consists of 51,500 shares subject to options exercisable within 60 days of March 15, 2006.

(11) Mr. Dutton: includes 614,855 shares subject to options exercisable within 60 days of March 15, 2006.

(12) Mr. MacKnight: includes 502,455 shares subject to options exercisable within 60 days of March 15, 2006.

(13) Mr. Viefhues: includes 483,947 shares subject to options exercisable within 60 days of March 15, 2006.

(14) Includes 2,024,736 shares subject to options exercisable within 60 days of March 15, 2006.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2005, there was no transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

The following table presents fees paid by the Company for professional services rendered by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2005 and 2004.

	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit fees	$ 2,065,000	$ 1,684,000
Audit-related fees	$ 140,000	$ 64,000
Tax fees	-	$ 7,000
All other fees	-	-
Total fees	$ 2,205,000	$ 1,755,000

Audit Fees were for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q, audit and assessment of the Company's internal controls over financial reporting and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above.

The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of PwC. All of the services reflected in the table were pre-approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services, and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, any audit and non-audit fees for newly proposed professional services that arise during the year, or changes to previously approved fees and work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and report on the same at the next regularly scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 34.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2005, 2004 and 2003, which is included on page 85 of this Form 10-K.

(a)(3) Exhibits

Exhibit Number	Description	Notes
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	(1)
3.2	Third Amended and Restated Bylaws of Mattson Technology, Inc.	(2)
4.1	Form of Senior Indenture.	(3)
4.2	Form of Senior Debt security (included in Exhibit 4.1).
4.3	Form of Subordinated Indenture.	(3)
4.4	Form of Subordinated Debt security (Included in Exhibit 4.3).
4.5	Form of Rights Agreement between the Company and Mellon Investor Services, LLC as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	(4)
10.1	2005 Equity Incentive Plan	(5) (C)
10.2	Nonqualified Deferred Compensation Plan	(6) (C)
10.3	1989 Stock Option plan, as amended	(2) (C)
10.4	1994 Employee Stock Purchase Plan	(7) (C)
10.5	Form of Indemnity Agreement	(8) (C)
10.6	Executive Change of Control agreement between Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.	(2) (C)
10.7	Form of Executive Change of Control agreement Between Mattson Technology, Inc. and its Executive Vice Presidents and Product Division Presidents.	(2) (C)
10.8	Industrial Space Lease, dated August 1, 2005, between the Company and Renco Equities IV, a California partnership.	(9)
10.9	Sublease agreement dated February 27, 2003, by and between Lam Research Corporation, a Delaware Corporation, and Mattson Technology, Inc., a Delaware Corporation, for lease of building.	(10)
10.10	Lease agreement dated September 2, 2001, by and between RENCO EQUITIES IV, a California partnership, and Lam Research Corporation, a Delaware Corporation, for lease of building.	(10)
21.1	Subsidiaries of Registrant. PDF provided as courtesy
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF provided as courtesy
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF provided as courtesy
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF provided as courtesy
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF provided as courtesy

_______________________

Notes:

(C) Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K/A filed on January 30, 2001.

(2) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(3) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. Registration Statement on Form S-3 (File No. 333-111527) filed on December 23, 2003.

(4) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-A12G filed on August 22, 2005.

(5) Incorporated by reference to Appendix A to Mattson Technology, Inc. Proxy Statement filed on April 20, 2005.

(6) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form S-8 filed on December 16, 2005.

(7) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 6, 2004.

(8) Incorporated by reference to Appendix B to the Mattson Technology, Inc. Proxy Statement filed on June 20, 1997.

(9) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 4, 2005.

(10) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on May 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattson Technology, Inc.
(Registrant)

May 3, 2006	By:	/s/ David Dutton David Dutton Chief Executive Officer and Director
May 3, 2006	By:	/s/ Ludger Viefhues Ludger Viefhues Chief Financial Officer and Executive Vice President - Finance

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

Signature	Title	Date
/s/ David Dutton David Dutton	Chief Executive Officer and Director	May 3, 2006
/s/ Ludger Viefhues Ludger Viefhues	Chief Financial Officer and Executive Vice President - Finance, (Principal Financial and Accounting Officer)	May 3, 2006
/s/ Jochen Melchior Dr. Jochen Melchior	Chairman of the Board and Director	May 3, 2006
/s/ Hans-Georg Betz Hans-Georg Betz	Director	May 3, 2006
/s/ Shigeru Nakayama Shigeru Nakayama	Director	May 3, 2006
/s/ Kenneth Smith Kenneth Smith	Director	May 3, 2006
/s/ Kenneth Kannappan Kenneth Kannappan	Director	May 3, 2006
/s/ William Turner William Turner	Director	May 3, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Wet Business	Charged	Deductions	Balance at
	Beginning	Disposition	(Credited)	and	End of
Fisal Year	of Year	Adjustments	to Income	Other	Year
(in thousands)

2005	$ 6,392	$ -	$ (946)	$ (1,855)	$ 3,591

2004	$ 5,567	$ -	$ 1,950	$ (1,125)	$ 6,392

2003	$ 10,552	$ (1,432)	$ -	$ (3,553)	$ 5,567

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.