Form 10-Q/A
period 2005-03-27
MATTSON TECHNOLOGY INC
filed 2006-05-17
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
YES    ☐        NO    ☒

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES    ☒        NO    ☐

      Number of shares of common stock outstanding as of May 2, 2005: 51,732,214.

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 27, 2005 is being filed for the purpose of amending Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended March 27, 2005 of Mattson Technology, Inc. (Mattson), which was originally filed on May 6, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth below. All other items of this Quarterly Report on Form 10-Q/A are unaffected by the changes described above and have been omitted from this amendment.

Information in this Quarterly Report on Form 10-Q/ A is generally stated as of March 27, 2005 and generally does not reflect any subsequent information or events other than the restatements described below, except that "Controls and Procedures" in Item 4 of Part I has been revised to reflect events and developments subsequent to March 27, 2005. Information regarding subsequent periods with respect to Mattson is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This filing should be read and considered in conjunction with such filings.

Restatement. In March and April of 2006, management concluded that its financial statements contained certain errors impacting fiscal 2002, 2003 and 2004 and the quarters therein, and the first three quarters of fiscal 2005. While certain of the identified items were not individually material in any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly reports on Form 10-Q for the three months ended March 27, 2005 and March 28, 2004. The effect of the errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

As a result of management's internal review, Mattson has identified material weaknesses in internal control over financial reporting, including controls over the accounting for certain revenue transactions. Mattson has been and continues to be actively engaged in the implementation of remediation efforts to address these material weaknesses in internal controls over financial reporting. See Item 4, "Controls and Procedures - Disclosure Controls and Procedures."

MATTSON TECHNOLOGY, INC.
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)
	March 27,	December 31,
	2005	2004
ASSETS	(restated)	(restated)
Current assets:
Cash and cash equivalents	$ 79,375	$ 89,653
Short-term investments	3,915	2,488
Restricted cash	512	511
Accounts receivable, net	57,395	58,288
Advance billings	18,840	16,793
Inventories	44,161	43,345
Inventories - delivered systems	6,074	5,258
Prepaid expenses and other assets	15,047	13,012
Total current assets	225,319	229,348
Property and equipment, net	25,470	27,265
Goodwill	24,451	24,451
Intangibles, net	12,397	12,897
Other assets	1,108	950
Total assets	$ 288,745	$ 294,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,560	$ 19,122
Accrued liabilities	41,678	48,449
Deferred revenue	20,390	19,103
Total current liabilities	83,628	86,674

Long-term liabilities:
Deferred income tax liabilities	4,711	4,901
Total long-term liabilities	4,711	4,901

Total liabilities	88,339	91,575

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,097 shares issued and 51,722 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,038	610,690
Accumulated other comprehensive income	13,105	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(421,802)	(420,446)
Total stockholders' equity	200,406	203,336
Total liabilities and stockholders' equity	$ 288,745	$ 294,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)

Net sales	$ 52,779	$ 51,672
Cost of sales	32,791	30,938
Gross profit	19,988	20,734
Operating expenses:
Research, development and engineering	6,404	4,913
Selling, general and administrative	14,140	12,971
Amortization of intangibles	500	328
Total operating expenses	21,044	18,212
Income (loss) from operations	(1,056)	2,522
Interest expense	(58)	(9)
Interest income	444	219
Other expense, net	(798)	(864)
Income (loss) before income taxes	(1,468)	1,868
Provision (benefit) for income taxes	(112)	131
Net income (loss)	$ (1,356)	$ 1,737

Net income (loss) per share:
Basic	$ (0.03)	$ 0.04
Diluted	$ (0.03)	$ 0.04
Shares used in computing net income (loss) per share:
Basic	51,344	47,463
Diluted	51,344	49,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$ (1,356)	$ 1,737
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,307	1,313
Deferred taxes	(190)	(39)
Allowance for doubtful accounts	(783)	500
Inventory valuation charge	1,287	161
Amortization of intangibles	500	328
Loss on disposal of fixed assets	-	77
Stock-based compensation expense recognized for non-employee option grants	71	-
Changes in assets and liabilities:
Accounts receivable	1,515	(17,025)
Advance billings	(2,047)	(3,732)
Inventories	(2,655)	(8,377)
Inventories - delivered systems	(816)	(2,001)
Prepaid expenses and other current assets	(1,789)	(884)
Other assets	(13)	84
Accounts payable	2,173	4,749
Accrued liabilities	(7,204)	(2,598)
Deferred revenue	1,287	7,684
Net cash used in operating activities	(7,713)	(18,023)

Cash flows from investing activities:
Purchases of property and equipment	(840)	(2,545)
Proceeds from the sale of equipment	5	-
Purchases of available-for-sale investments	(3,320)	(16,250)
Proceeds from sales and maturities of available-for-sale investments	1,900	6,650
Net cash used in investing activities	(2,255)	(12,145)

Cash flows from financing activities:
Restricted cash	(1)	-
Proceeds from the issuance of Common Stock, net of offering costs	-	46,592
Proceeds from stock plans	1,277	110
Net cash provided by financing activities	1,276	46,702
Effect of exchange rate changes on cash and cash equivalents	(1,586)	(164)
Net increase (decrease) in cash and cash equivalents	(10,278)	16,370
Cash and cash equivalents, beginning of period	89,653	56,915
Cash and cash equivalents, end of period	$ 79,375	$ 73,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 3, 2006. The Company's Form 10-K, Forms 10-Q and Forms 8-K are available online at the SEC website. The address of that site is http://www.sec.gov. The Company also posts the Form 10-K, Forms 10-Q and Forms 8-K on the Company's corporate website at http://www.mattson.com.

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

Note 2.  Restatement

In March and April of 2006, management concluded that its financial statements contained certain errors impacting fiscal 2002, 2003 and 2004 and the quarters therein, and the first three quarters of fiscal 2005. While certain of the identified items were not individually material in any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly reports on Form 10-Q for the three months ended March 27, 2005 and March 28, 2004. The effect of these errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

Additional information regarding the restatement of the Company's previously reported financial results is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This filing should be read and considered in conjunction with such filings.

The following table shows the effect of the restatement on the Company's previously reported results of operations for the first quarterly periods of 2005 and 2004:

	Three Months Ended
	March 27, 2005		March 28, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 55,065	$ 52,779	$ 53,125	$ 51,672
Cost of sales	32,789	32,791	30,717	30,938
Gross margin	22,276	19,988	22,408	20,734
Research, development & engineering	6,313	6,404	4,896	4,913
Selling, general and administrative	14,175	14,140	12,947	12,971
Income (loss) before income taxes	876	(1,468)	3,583	1,868
Net income (loss)	988	(1,356)	3,314	1,737
Net income (loss) per share-basic	$ 0.02	$ (0.03)	$ 0.07	$ 0.04
Net income (loss) per share-diluted	$ 0.02	$ (0.03)	$ 0.07	$ 0.04

The following table shows the effect of the restatement on the Company's previously reported financial position for the first quarterly periods of 2005 and 2004:

	March 27, 2005		March 28, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Inventories	44,243	44,161	35,841	35,871
Prepaid expenses and other assets	12,159	15,047	12,182	14,772
Property and equipment, net	25,601	25,470	17,058	17,058
Accrued liabilities	41,038	41,678	59,939	60,400
Deferred revenue	27,961	20,390	43,555	29,461
Deferred income taxes	4,711	4,711	875	1,223
Accumulated deficit	(431,408)	(421,802)	(465,607)	(449,702)

The restatement did not impact the Company's net cash flows from operating, investing or financing activities. However, certain items within cash flow used in operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows for the first quarterly periods of 2005 and 2004:

	Three Months Ended
	March 27, 2005		March 28, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Net income (loss)	$ 988	$ (1,356)	$ 3,314	$ 1,737
Adjustments to reconcile net income (loss)
to net cash used in operations:
Deferred taxes	2,307	2,307	(175)	(39)
Inventory valuation charge	1,287	1,287	348	161
Changes in assets and liabilities:
Inventories	(2,573)	(2,655)	(8,785)	(8,377)
Prepaid expenses and other assets	(680)	(1,789)	743	(884)
Accrued liabilities	(7,100)	(7,204)	(2,639)	(2,598)
Deferred revenue	(2,352)	1,287	4,878	7,684

Discussion of Restatement Items

Timing of Revenue Recognition for DNS - As further discussed in Note 12, in March 2002, the Company settled outstanding patent litigation with Dainippon Screen Company (DNS). The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and future royalties.

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

In the fourth quarter of 2005, the Company determined that its original allocation was incorrect and an allocation based on the terms of the settlement and license agreements was appropriate. The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which royalty payments are earned, which generally coincides with when payments become due. As restated, the Company recognized $1.4 million of royalty revenue in the first quarters of 2005 and 2004, respectively.

The following table shows the effects of the restatement of DNS related revenue to the corresponding line items of the Company's results of operations and balance sheets for the quarters indicated:

Three Months Ended
	March 27, 2005	March 28, 2004
(in thousands)

Net sales	$ (1,887)	$ (1,854)
Income tax benefit	$ -	$ (138)
Net income (loss)	$ (1,887)	$ (1,716)

Other current assets	$ 1,353	$ 1,627
Deferred revenue	$ 3,240	$ 3,207
Deferred tax liability	$ -	$ 136

Timing of Installation, Spares and Service Revenue - The Company did not properly defer the fair value of obligations to provide future installation services, spares products and services related to the sales of certain systems. The following table shows the effects of the restatement of the timing for these revenue items to the corresponding line items of the Company's results of operations and balance sheets for the quarters indicated:

Three Months Ended
	March 27, 2005	March 28, 2004
(in thousands)

Net sales	$ (398)	$ 401
Net income (loss)	$ (398)	$ 401

Deferred revenue	$ 398	$ (401)

Other Items - In conjunction with the specific restatement items discussed above, management also restated its previously reported results for additional items. While certain of these other items were not individually material in any quarter, these additional items considered in the aggregate with the above items were material and therefore the Company concluded that a restatement of these items was necessary. The following table shows the effects of the restatement to the corresponding line items of the Company's results of operations and balance sheets for the quarters indicated:

Three Months Ended
	March 27, 2005	March 28, 2004
(in thousands)

Cost of sales	$ 2	$ 221
Operating expenses:
Research, development and engineering	$ 91	$ 17
Selling, general and administrative	$ (35)	$ 24
Net income (loss)	$ (58)	$ (262)

Inventories	$ 82	$ (221)
Prepaid expenses and other current assets	$ (244)	$ -
Accrued liabilities	$ (104)	$ 41

Note 3.  Summary of Significant Accounting Policies

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of adopting this Statement.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of SFAS 153 will not have a significant effect on its financial statements.

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

Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
(in thousands, except per share amounts)

Net income (loss) as reported:	$ (1,356)	$ 1,737
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(1,085)	(1,270)
Pro forma net income (loss)	$ (2,441)	$ 467
Basic and diluted net income (loss) per share:
As reported	$ (0.03)	$ 0.04
Pro forma	$ (0.05)	$ 0.01

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

The fair value of the Company's stock-based awards and employees' stock purchase rights granted in the quarters ended March 27, 2005 and March 28, 2004 were estimated using the following weighted-average assumptions:

	Options		ESPP
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

Expected dividend yield	-	-	-	-
Expected stock price volatility	91%	99%	52%	67%
Risk-free interest rate	4.1%	2.7%	2.8%	1.0%
Expected life of options	4 years	5 years	0.5 year	0.5 year

 Note 4.  Balance Sheet Detail

	March 27,	December 31,
	2005	2004
	(restated)	(restated)
	(in thousands)
Cash and cash equivalents:
Cash in bank	$ 36,958	$ 44,076
Money market funds	31,122	45,577
Commercial paper and notes	11,295	-
	$ 79,375	$ 89,653

Short-term investments:
Commercial paper and notes	$ 3,915	$ 2,488

Inventories, net:
Purchased parts and raw materials	$ 33,074	$ 34,807
Work-in-process	7,913	4,679
Finished goods	3,174	3,859
	$ 44,161	$ 43,345

Property and equipment, net
Machinery and equipment	$ 40,115	$ 38,451
Furniture and fixtures	13,892	14,343
Leasehold improvements	12,675	12,587
	66,682	65,381
Less: accumulated depreciation	(41,212)	(38,116)
	$ 25,470	$ 27,265

Accrued liabilities:
Warranty	$ 16,091	$ 16,044
Accrued compensation and benefits	7,075	9,362
Income taxes payable	4,564	4,529
Other	13,948	18,514
	$ 41,678	$ 48,449

All short-term investments as of March 27, 2005 have maturities of less than one year and are marked to market with no significant unrealized gains (losses) recorded under other comprehensive income (See Note 7 to Condensed Consolidated Financial Statements).

As of March 27, 2005 and December 31, 2004, the reserve for excess and obsolete inventories was $19.7 million and $20.8 million, respectively.

Note 5. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible asset and related accumulated amortization balances:

	March 27, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Goodwill	$ 24,451	$ -	$ 24,451	$ 24,451	$ -	$ 24,451
Developed technology	18,265	(5,868)	12,397	18,265	(5,368)	12,897
Total goodwill and intangible assets	$ 42,716	$ (5,868)	$ 36,848	$ 42,716	$ (5,368)	$ 37,348

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

Note 6. Net Income Per Share

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

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
	(in thousands except per share amounts)
Numerator:
Net income (loss)	$ (1,356)	$ 1,737

Denominator:
Basic average shares outstanding	51,344	47,463
Effect of potential dilutive securities:
Stock option plans	-	1,812
Diluted average shares outstanding	51,344	49,275

Net income (loss) per share - Basic	$ (0.03)	$ 0.04
Net income (loss) per share - Diluted	$ (0.03)	$ 0.04

For the quarters ended March 27, 2005 and March 28, 2004, outstanding stock options for 4.5 million and 1.5 million shares of common stock, respectively, were excluded from the computations because the options' inclusion would be antidilutive.

Note 7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
	(in thousands)
Net income (loss)	$ (1,356)	$ 1,737
Cumulative translation adjustments	(2,919)	(169)
Unrealized investment gain (loss)	(3)	8
Comprehensive income (loss)	$ (4,278)	$ 1,576

The balance of accumulated other comprehensive income is as follows:

	March 27,	December 31,
	2005	2004
	(in thousands)
Cumulative translation adjustments	$ 13,109	$ 16,028
Unrealized investment loss	(4)	(1)
	$ 13,105	$ 16,027

Note 8.  Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	March 27, 2005		March 28, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%
United States	$ 8,586	16	$ 4,151	8
Taiwan	15,117	29	19,456	37
Japan	8,386	16	8,627	17
Korea	7,989	15	7,616	15
China	5,618	11	4,452	8
Germany	4,274	8	5,517	11
Europe - others	1,579	3	871	2
Singapore	1,225	2	982	2
Others	5	-	-	-
	$ 52,779	100	$ 51,672	100

For purposes of determining sales to significant customers, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the first quarter of 2005, two customers accounted for 18% and 13% of net sales. In the first quarter of 2004, two customers accounted for 19% and 13% of net sales.

Geographical information relating to the Company's property and equipment as of March 27, 2005 and December 31, 2004 is as follows:

	March 27, 2005		December 31, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%
The United States	$ 16,579	65	$ 17,357	64
Germany	7,549	30	8,290	30
Others	1,342	5	1,618	6
	$ 25,470	100	$ 27,265	100

Note 9.  Debt

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

Note 10. Share Offerings

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

Note 11. Related Party Transactions

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

The Company received no payment from DNS during the quarter ended March 27, 2005. As of March 27, 2005, DNS has made payments aggregating $57.4 million under the terms of the settlement and license agreements. Of the $57.4 million paid by DNS as of March 27, 2005, $4.6 million was withheld as Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages, and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which the royalties are earned or reported to us by DNS, which is generally when payments become due.

The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2005, $6.0 million in April 2006 and $5.6 million in April 2007, totaling $17.6 million. Royalty payments received by the Company in excess of this amount, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally June of each year. The Company recognized $1.4 million of royalty revenue for each of the first quarters ended March 27, 2005 and March 28, 2004, respectively.

Note 13.  Guarantees

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

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(in thousands)

Balance at beginning of period	$ 16,044	$ 16,508
Accrual for warranties issued during the period	2,880	4,338
Changes in liability related to pre-existing warranties	(7)	-
Settlements made during the period	(2,826)	(3,521)
Balance at end of period	$ 16,091	$ 17,325

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

Note 14.  Restructuring and Other Charges

The following table summarizes activities relating to restructuring and other charges for the quarter ended March 27, 2005:

Consolidation
of Excess
Facilities
(in thousands)
Balance at December 31, 2004	$ 1,014
Cash payments during the period	(319)
Balance at March 27, 2005	$ 695

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

Note 15.  Commitments and Contingencies

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

Note 16. Income Taxes

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

In the first quarter of 2004, the Company recorded income tax expense of approximately $131,000, which consisted of accrued foreign withholding taxes of $136,000, foreign taxes incurred by its foreign sales and service operations of $85,000, and federal and state income taxes of approximately $35,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000.

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

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on May 3, 2006.

Restatement of Financial Results for the Quarters Ended March 27, 2005 and March 28, 2004

We have restated our previously issued consolidated financial statements for the quarters ended March 27, 2005 and March 28, 2004. For information about the effects of the restatement, see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A. The consolidated financial statements and financial information included in our quarterly reports on Form 10-Q and current reports on Form 8-K previously filed or furnished by Mattson for these periods should not be relied upon and is superceded by the information in this Quarterly Report on Form 10-Q/A.

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

For the quarter ended March 27, 2005 our net sales were $52.8 million, an increase of 2.1% from $51.7 million for the same quarter last year, primarily due to increases in system sales of $1.5 million. Gross profit margin for the quarter ended March 27, 2005 was 37.9%, a decrease of 2.2 percentage points from 40.1% for the first quarter of 2004. The decrease was primarily due to differences in the mix of system sales revenue and installation service revenue recognized in the two periods. Operating expenses for the quarter ended March 27, 2005 were $21.0 million, $2.8 million higher than the $18.2 million reported for the first quarter of 2004 as that quarter included a cost recovery of $1.3 million received from an alliance partner under a cost sharing agreement in connection with an research and development (R&D) project. Operating expenses as a percentage of net sales were 39.9% for the first quarter of 2005, compared with 35.2% for the first quarter of 2004.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)

Net sales	100.0%	100.0%
Cost of sales	62.1	59.9
Gross profit	37.9	40.1
Operating expenses:
Research, development and engineering	12.1	9.5
Selling, general and administrative	26.8	25.1
Amortization of intangibles	1.0	0.6
Total operating expenses	39.9	35.2
Income (loss) from operations	(2.0)	4.9
Interest and other income (expense), net	(0.8)	(1.3)
Income (loss) before income taxes	(2.8)	3.6
Provision (benefit) for income taxes	(0.2)	0.2
Net income (loss)	(2.6)%	3.4%

Net Sales
Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
(in thousands)
Net sales	$ 52,779	$ 51,672
Change from prior year	$ 1,107

Net sales in the first quarter of 2005 increased over the same period of 2004, primarily due to an increase in system sales of $1.5 million. Net sales for the first quarter for both 2005 and 2004 included royalty income of $1.4 million.

Our deferred revenue at March 27, 2005 increased to $20.4 million from $19.1 million at December 31, 2004, primarily due to an increase in deferred revenue for system shipments in the first quarter of 2005.

International sales, predominantly to customers based in Europe, Japan and the Pacific Rim, including China, Korea, Singapore and Taiwan accounted for 84% and 92% of total net sales for the first quarters of 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our sales.

Gross Profit and Gross Profit Margin
Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
(in thousands)
Gross profit	$ 19,988	$ 20,734
Change from prior year	$ (746)

Gross profit in the first quarter of 2005 decreased by $0.7 million compared to the first quarter of 2004. Although net sales increased by $1.1 million in the first quarter of 2005, this was more than offset by a higher cost of sales in the first quarter of 2005 resulting from an inventory valuation charge of $1.3 million for excess and obsolete inventories and adverse price and volume variances of $1.0 million related to direct cost and manufacturing overheads. Net sales for the first quarter for both 2005 and 2004 included DNS royalty income of $1.4 million.

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
	(in percentages)
Gross profit margin	37.9%	40.1%

Gross profit margin in the first quarter of 2005 decreased by 2.2 percentage points compared to the first quarter of 2004. This was primarily due to differences in the mix of system sales revenue and installation service revenue recognized in the two periods.

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

Research, Development and Engineering
	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
	(in thousands, except percentages)
Research, development and engineering	$ 6,404	$ 4,913
Percentage of net sales	12.1%	9.5%
Change from prior year	$ 1,491

Research, development and engineering expenses increased in amount and as a percentage of net sales in the first quarter of 2005 compared to the same period of 2004 as that quarter included a cost recovery of $1.3 million received from an alliance partner under a cost sharing agreement in connection with an R&D project.

Selling, General and Administrative
	Three Months Ended
	March 27,	March 28,
	2005	2004
	(restated)	(restated)
	(in thousands, except percentages)
Selling, general and administrative	$ 14,140	$ 12,971
Percentage of net sales	26.8%	25.1%
Change from prior year	$ 1,169

Selling, general and administrative (SG&A) expenses for the first quarter of 2005 increased compared to the same period of 2004, primarily due to increases in compensation expenses of $0.9 million, outside service costs of $0.8 million and depreciation expenses of $0.8 million, partially offset by a decrease of $1.3 million in bad debt expense. Higher compensation expenses were primarily due to increased headcount in selling and marketing functions as a result of our Vortek acquisition and our newly opened regional support center in Israel in January 2005. Higher outside service costs were due to increased use of outsourcing services, mainly related to Sarbanes-Oxley compliance. Higher depreciation expenses were due to the completion of the leasehold improvements related to the consolidation of our manufacturing facilities into our headquarters located in Fremont, California and our new enterprise resource planning system. The decrease in bad debt expense was due to the release of $0.8 million of allowance for doubtful accounts resulting from the collection of previously reserved accounts receivable during the first quarter of 2005, compared to a charge of $0.5 million for allowance for doubtful accounts in the first quarter of 2004. Thus, SG&A expenses as a percentage of net sales for the first quarter of 2005 compared to the same period in 2004 increased by 1.7%.

Amortization of Intangibles
	Three Months Ended
	March 27,	March 28,
	2005	2004
	(in thousands, except percentages)
Amortization of intangibles	$ 500	$ 328
Percentage of net sales	0.9%	0.6%
Change from prior year	$ 172

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

Interest and Other Income (Expense), Net

	Three Months Ended
	March 27,	March 28,
	2005	2004
	(in thousands, except percentages)
Interest expense	$ (58)	$ (9)
Percentage of net sales	-0.1%	-
Change from prior year	$ (49)

Interest income	$ 444	$ 219
Percentage of net sales	0.8%	0.4%
Change from prior year	$ 225

Other expense, net	$ (798)	$ (864)
Percentage of net sales	-1.5%	-1.6%
Change from prior year	$ 66

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

In the first quarter of 2004, we recorded income tax expense of approximately $131,000, which consisted of accrued foreign withholding taxes of $136,000, foreign taxes incurred by our foreign sales and service operations of $85,000, and federal and state income taxes of approximately $35,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000.

Liquidity and Capital Resources

Our cash, cash equivalents (excluding restricted cash) and short-term investments were $83.3 million at March 27, 2005, a decrease of $8.8 million from $92.1 million as of December 31, 2004. Stockholders' equity at March 27, 2005 was $200.4 million.

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

In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006, net of cost recovery efforts and any sublease income. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. We had fully accrued for the costs related to this lease. See Notes 11 and 15 to Condensed Consolidated Financial Statements.

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

We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2005 and April 2006, and a minimum annual royalty payment of $5.6 million in April 2007, totaling $17.6 million.

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

Cash Flows from Operating Activities

Net cash used in operations during the first quarter of 2005 was $7.7 million, primarily due to the net loss of $1.4 million, a decrease in accrued liabilities of $7.2 million, and increases in inventories of $2.7 million, advanced billings of $2.0 million and prepaid expenses and other current assets of $1.8 million, partially offset by a depreciation charge of $2.3 million, an increase in accounts payable of $2.2 million, a decrease in accounts receivable of $1.5 million and an inventory valuation charge of $1.3 million. The net decrease of $5.0 million in accrued liabilities and accounts payable was mainly due to the payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $0.4 million related to our surrendered building leases in Germany, payments of accrued lease termination costs of $0.3 million, payments of miscellaneous accrued expenses of $0.9 million. Inventories increased by $2.7 million due to the build-up of work-in-progress to meet anticipated higher system shipments in April 2005. Advanced billings increased by $2.0 million as a result of deferred revenue of $11.8 million associated with systems shipped in the first quarter of 2005, partially offset by deferred revenue of $9.8 million for shipments in prior periods recognized during the first quarter of 2005. An inventory valuation charge of $1.3 million was incurred for excess and obsolescence provision for spare parts and demonstration and evaluation tools.

Net cash used in operations during the first quarter of 2004 was $18.0 million, primarily attributable to an increase of $16.5 million in accounts receivable, due to increased shipments during the last month of the quarter; and an increase of $8.4 million in inventories due to ramping up of manufacturing of products in response to a higher number of systems orders. The cash used in operating activities was partially offset by an increase of $4.7 million in accounts payable due to timing of payments and build up of inventories.

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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" (SFAS 153). The provisions of this statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We believe that the adoption of SFAS 153 will not have a significant effect on our financial statements.

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

We are currently experiencing a downturn in orders and cannot predict what the magnitude or duration of the downturn will be. During the downturn in 2002 and 2003, we were unable to reduce our expenses quickly enough to avoid incurring losses. During those periods, our net losses were $69.7 million and $35.5 million, respectively. In the current and future downturns, if we are unable to effectively align our cost structure with prevailing market conditions, we could again experience losses, may be required to undertake additional cost-cutting measures, and may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position in our core businesses. Our failure to make these investments could seriously harm our long-term business prospects.

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

International sales accounted for 84% of net sales in the first quarter of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in Taiwan, Japan, China, Korea and other Asian countries accounted for 73% of net sales in the first quarter of 2005, 78% of our net sales in 2004 and 70% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $69.7 million for the year ended December 31, 2002 and $35.5 million for the year ended December 31, 2003. Although we were profitable for the year ended December 31,2004 and the first quarter of 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on May 3, 2006, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Dated: May 17, 2006

By: /s/ David Dutton David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2006

By: /s/ Ludger Viefhues Ludger Viefhues Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)