Form 10-Q
period 2006-04-02
MATTSON TECHNOLOGY INC
filed 2006-05-17
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of May 15, 2006: 52,447,148.

Note: PDF provided as a courtesy

Mattson Technology, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)
	April 2,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 107,739	$ 116,593
Short-term investments	20,306	12,689
Accounts receivable, net	34,700	29,279
Advance billings	10,726	10,145
Inventories	39,262	32,876
Inventories - delivered systems	3,747	2,517
Prepaid expenses and other assets	12,454	13,603
Total current assets	228,934	217,702
Property and equipment, net	22,802	22,515
Goodwill	20,005	20,005
Intangibles, net	10,725	10,897
Other assets	4,443	4,448
Total assets	$ 286,909	$ 275,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,725	$ 17,436
Accrued liabilities	39,118	35,478
Deferred revenue	12,741	12,464
Total current liabilities	69,584	65,378

Total liabilities	69,584	65,378

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,803 shares issued and 52,428 shares outstanding in 2006; 52,097 shares issued and 51,722 shares outstanding in 2005	52	52
Additional paid-in capital	616,860	614,090
Accumulated other comprehensive income	8,854	8,181
Treasury stock, 375 shares in 2006 and 2005, at cost	(2,987)	(2,987)
Accumulated deficit	(405,454)	(409,147)
Total stockholders' equity	217,325	210,189
Total liabilities and stockholders' equity	$ 286,909	$ 275,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 2,	March 27,
	2006	2005

Net sales	$ 58,413	$ 52,779
Cost of sales	34,329	32,791
Gross profit	24,084	19,988
Operating expenses:
Research, development and engineering	6,607	6,404
Selling, general and administrative	14,798	14,140
Amortization of intangibles	172	500
Total operating expenses	21,577	21,044
Income (loss) from operations	2,507	(1,056)
Interest expense	-	(58)
Interest income	1,103	444
Other income (expense), net	273	(798)
Income (loss) before income taxes	3,883	(1,468)
Provision (benefit) for income taxes	190	(112)
Net income (loss)	$ 3,693	$ (1,356)

Net income (loss) per share:
Basic	$ 0.07	$ (0.03)
Diluted	$ 0.07	$ (0.03)
Shares used in computing net income (loss) per share:
Basic	52,271	51,344
Diluted	53,809	51,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)
	Three Months Ended
	April 2,	March 27,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 3,693	$ (1,356)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,531	2,307
Non-cash stock based compensation	226	71
Deferred taxes	-	(190)
Allowance for doubtful accounts	-	(783)
Inventory valuation charge	337	1,287
Amortization of intangibles	172	500
Other non-cash items	(3)	-
Changes in assets and liabilities:
Accounts receivable	(5,387)	1,515
Advance billings	(581)	(2,047)
Inventories	(6,569)	(2,655)
Inventories - delivered systems	(1,230)	(816)
Prepaid expenses and other current assets	1,176	(1,789)
Other assets	(1,335)	(13)
Accounts payable	229	2,173
Accrued liabilities	3,547	(7,204)
Deferred revenue	277	1,287
Net cash used in operating activities	(3,917)	(7,713)

Cash flows from investing activities:
Purchases of property and equipment	(428)	(840)
Proceeds from the sale of equipment	-	5
Purchases of available-for-sale investments	(13,002)	(3,320)
Proceeds from sales and maturities of available-for-sale investments	5,388	1,900
Net cash used in investing activities	(8,042)	(2,255)

Cash flows from financing activities:
Restricted cash	-	(1)
Proceeds from stock plans	2,544	1,277
Net cash provided by financing activities	2,544	1,276
Effect of exchange rate changes on cash and cash equivalents	561	(1,586)
Net decrease in cash and cash equivalents	(8,854)	(10,278)
Cash and cash equivalents, beginning of period	116,593	89,653
Cash and cash equivalents, end of period	$ 107,739	$ 79,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
 (Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end December 31, 2006 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended April 2, 2006. The results of operations for the three months ended April 2, 2006 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended April 2, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months ended April 2, 2006, refer to Note 9 - "Stock-Based Compensation."

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force reached a tentative conclusion on Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board (FASB) Statement No. 43, `Accounting for Compensated Absences'" (EITF 06-02). In their tentative conclusion, the Task Force concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. Currently, the Company has accrued for the expense related to sabbatical leave for those employees expected to qualify for sabbatical leave in the next eighteen months. If the tentative conclusion reached in EITF 06-02 is ratified by the FASB, the Company anticipates that the adoption of EITF 06-02 will have a material impact on the Company's consolidated results of operations, financial position and statement of cash flows, as the Company would be required to recognize an additional liability and corresponding operating expense for its existing sabbatical program. The tentative conclusion on EITF 06-02 recommends that its provisions be adopted retrospectively and be effective for the first annual reporting period after the conclusion is ratified by the FASB.

Note 2. Balance Sheet Details

	April 2,	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents:
Cash in bank	$ 39,848	$ 35,969
Money market funds	18,057	35,675
Commercial paper and notes	49,834	44,949
	$ 107,739	$ 116,593

Short-term investments:
United States agency securities	$ 16,485	$ 11,325
United States corporate bonds	3,821	1,364
	$ 20,306	$ 12,689

Inventories, net:
Purchased parts and raw materials	$ 25,536	$ 22,529
Work-in-process	8,906	5,339
Finished goods	4,820	5,008
	$ 39,262	$ 32,876

Property and equipment, net
Machinery and equipment	$ 39,188	$ 38,706
Furniture and fixtures	11,125	12,777
Leasehold improvements	12,267	12,153
	62,580	63,636
Less: accumulated depreciation	(39,778)	(41,121)
	$ 22,802	$ 22,515

Accrued liabilities:
Warranty	$ 13,850	$ 13,458
Accrued compensation and benefits	7,350	5,530
Income taxes payable	3,998	3,913
Other	13,920	12,577
	$ 39,118	$ 35,478

As of April 2, 2006 and December 31, 2005, the reserve for excess and obsolete inventories was $18.7 million and $19.3 million, respectively. All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (See Note 11 to Condensed Consolidated Financial Statements). The maturities of short-term investments as of April 2, 2006 and December 31, 2005 are shown below (in thousands):

	April 2,	December 31,
	2006	2005
	(in thousands)

Due within one year	$ 17,844	$ 12,689
Due in one to two years	2,462	-
	$ 20,306	$ 12,689

Note 3. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances:

	April 2, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Goodwill	$ 20,005	$ -	$ 20,005	$ 20,005	$ -	$ 20,005
Developed technology	18,265	(7,540)	10,725	18,265	(7,368)	10,897
Total goodwill and intangible assets	$ 38,270	$ (7,540)	$ 30,730	$ 38,270	$ (7,368)	$ 30,902

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually during the fourth quarter of each year and more frequently if an event or circumstance indicates that an impairment loss has occurred. There were no events or changes in circumstances during the three months ended April 2, 2006, which would have triggered an impairment review. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Annual amortization expense is estimated to be $0.7 million for years 2006 to 2010.

Note 4. Accrued Restructuring Charges

At December 31, 2005, the Company had a restructuring accrual balance of $555,000, consisting of $555,000 for consolidation of excess facilities related to its 2002 restructuring plan. During the three months ended April 2, 2006, no payments were made and no new charges were incurred in connection with our restructuring activities, resulting in a balance of $555,000 at April 2, 2006.

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

The following table summarizes changes in the product warranty accrual for the three months ended April 2, 2006 and March 27, 2005:

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(in thousands)

Balance at beginning of period	$ 13,458	$ 16,044
Accrual for warranties issued during the period	5,284	2,880
Settlements made during the period	(4,892)	(2,833)
Balance at end of period	$ 13,850	$ 16,091

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.8 million, representing standby letters of credit outstanding as of April 2, 2006. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 6. Borrowing Facilities

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit expires in April 2007, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At April 2, 2006, there was no borrowing under this credit line. At April 2, 2006, the Company was out of compliance with one covenant under the line of credit, which requires the Company to provide audited financial statements within 90 days of its fiscal year-end. The Company obtained a waiver of this covenant through May 3, 2006, the date it filed its Annual Report on Form 10-K with the SEC for the year ended December 31, 2005,

In June 2004, the Company's Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.1 million at April 2, 2006), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of April 2, 2006. The facility has an indefinite term, subject to termination at the option of either party. The Company has given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At April 2, 2006, there was no borrowing under this credit facility.

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

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.2 million at April 2, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 8. Stock Plans

2005 Equity Incentive Plan

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of 11,975,000 shares of common stock have been reserved for issuance. The Company's 2005 Stock Plan is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.

As of April 2, 2006, out of the total shares authorized for issuance under the 1989 and 2005 Plans, approximately 4,040,000 shares had been issued, 5,415,000 shares were subject to outstanding options, 9,000 shares were subject to outstanding restricted stock units, and 2,504,000 shares remained available for future grant.

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

Employee Stock Purchase Plan

In August 1994, the Company adopted an employee stock purchase plan (Purchase Plan) under which 6,175,000 shares of common stock had been reserved for issuance through April 2, 2006. At April 2, 2006, approximately 3,570,000 shares were reserved and available for future issuance under the Purchase Plan.

The Purchase Plan is administered generally over offering periods of six months, beginning February 1 and August 1 of each year. During 2005, the Company changed its offering periods to complete an offering period prior to the Company's adoption of SFAS 123R in the first quarter of 2006. The regular offering period beginning August 1, 2004 was completed January 31, 2005. The Company also had a five-month offering period from June 1, 2005 to October 31, 2005. There was no offering period under the plan during the three months ended April 2, 2006, and accordingly, the Company did not record any compensation cost for the Purchase Plan during the first quarter.

Eligible employees may designate not more than 15% of their gross cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the offering period, at a price per share equal to 90% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever is lower.

Note 9. Stock-Based Compensation

Effective January 1, 2006, Mattson adopted the provisions of SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation".

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." The pro-forma information for the three months ended March 27, 2005 was as follows:

Three Months
(in thousands, except per share amounts)	Ended,
March 27, 2005

Net income (loss) as reported:	$ (1,356)
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(1,085)
Pro forma net income (loss)	$ (2,441)
Basic net income (loss) per share:
As reported	$ (0.03)
Pro forma	$ (0.05)
Diluted net income (loss) per share:
As reported	$ (0.03)
Pro forma	$ (0.05)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt SFAS No. 123(R) using the modified prospective application method as described therein. Accordingly, during the quarter ended April 2, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months ended April 2, 2006 was as follows:

Three Months
(in thousands, except per share amounts)	Ended,
April 2, 2006

Stock-based compensation by type of award:
Stock options	$ 224
Restricted stock units (1)	2
Total stock-based compensation	$ 226
Tax effect on stock-based compensation	-
Effect on net income	$ 226

Stock-based compensation by category of expense:
Cost of sales	$ 4
Research, development and enginnering (1)	37
Selling, general and administrative	185
Effect on net income	$ 226

Effect on earnings per share:
Basic	$ -
Diluted	$ -

(1) Stock-based compensation expense of $2,000 for the three months ended April 2, 2006, related to restricted stock units would also have been recorded under the provisions of APB No. 25.

As of December 31, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $2.0 million after estimated forfeitures. In the Company's pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three months ended April 2, 2006, the Company granted approximately 41,000 stock options and restricted stock units with an estimated total grant-date fair value of $324,000. During the three months ended April 2, 2006, the Company recorded stock-based compensation related to stock options and restricted stock units of $226,000. As of April 2, 2006, the unrecorded deferred stock-based compensation balance related to stock options and restricted stock units was $1.8 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 1.9 years.

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at April 2, 2006. The Company did not capitalize any stock-based compensation to inventory or deferred system profit at December 31, 2005 when the provisions of SFAS No. 123(R) were initially adopted as such amounts were inconsequential.

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Options		ESPP
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Expected dividend yield	-	-	*	-
Expected stock price volatility	88%	91%	*	52%
Risk-free interest rate	4.4%	4.1%	*	2.8%
Expected life of options	5 years	4 years	*	0.5 year

* The Company did not conduct an ESPP program during the three months ended April 2, 2006.

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The expected life of each option was determined by analyzing historical exercise and post-vest forfeiture patterns. The risk-free interest rate was determined using the rates for United States Treasury notes for similar terms. The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock.

The following table summarizes the Company's equity compensation plans as of April 2, 2006:

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,432,000	$ 8.97	6,074,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,432,000	$ 8.97	6,074,000
  Amounts shown are for options granted only. There were 9,000 shares of restricted stock units outstanding under the 2005 Plan as of April 2, 2006. Amount also includes 17,000 options outstanding under the Company's CFM plans.
  2005 Plan awards of restricted stock are counted against the total number of shares issuable under the plan as 1.75 shares for every one share subject thereto. Including the 9,000 restricted stock units issued in the first quarter of 2006 (applying the 1.75 ratio as required by the 2005 Plan), and including the 3,570,000 shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 6,074,000 shares as of April 2, 2006.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 17,000 shares outstanding under the Company's CFM plans as of April 2, 2006:

			Weighted-
	Awards		Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
	(thousands)	(thousands)

Balances at December 31, 2005	2,469	5,822	$ 8.93
Additional shares reserved		-
Options granted	(32)	32	$ 11.89
Options exercised		(333)	$ 7.53
Options cancelled/expired/forfeited	83	(89)	$ 12.91
Restricted stock units granted (1)	(16)	-	$ -
Balances at April 2, 2006	2,504	5,432	$ 8.97

The options outstanding and exercisable at April 2, 2006 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of				Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices			Number	Life	Price	Value	Number	Life	Price	Value
			(thousands)	(in years)		(thousands)	(thousands)	(in years)		(thousands)
$ 1.55	-	$ 3.10	856	6.9	$ 2.44	$ 8,180	639	6.9	$ 2.46	$ 6,094
$ 3.20	-	$ 7.61	845	5.4	$ 6.46	4,678	657	4.6	$ 6.50	3,611
$ 7.65	-	$ 9.15	860	6.0	$ 7.87	3,548	626	5.7	$ 7.82	2,617
$ 9.25	-	$ 9.99	863	7.8	$ 9.29	2,338	863	7.8	$ 9.29	2,338
$ 10.00	-	$ 10.90	648	5.5	$ 10.42	1,021	648	5.5	$ 10.42	1,021
$ 11.00	-	$ 12.25	771	7.9	$ 11.28	559	739	7.9	$ 11.25	554
$ 12.29	-	$ 69.20	589	5.6	$ 18.58	-	589	5.6	$ 18.58	-
$ 1.55	-	$ 69.20	5,432	6.5	$ 8.97	$ 20,324	4,761	6.5	$ 9.40	$ 16,235

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $12.00 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 2, 2006 was 4.0 million.

The weighted average grant date fair value of options granted during the three months ended April 2, 2006 and March 27, 2005 was $8.42 and $6.12 per share, respectively. The weighted average fair value of ESPP shares granted during the three months ended March 27, 2005 was $2.48 per share.

The total intrinsic value of options exercised during the three months ended April 2, 2006 and March 27, 2005 was $1.6 million and $0.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended April 2, 2006 and March 27, 2005 was approximately $2.5 million and $1.3 million, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

As of December 31, 2005, the Company had no deferred stock-based compensation balance related to restricted stock units. During the three months ended April 2, 2006, the Company's Board of Directors approved the grant of 9,000 shares of restricted stock units. These restricted stock units generally vest ¼ of the units granted on the first anniversary of the date of grant, and 1/36 of the units per month thereafter. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three months ended April 2, 2006 was $108,000 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the three months ended April 2, 2006 was $2,000.

As of April 2, 2006, there was $106,000 of total deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3.9 years.

Note 10. Net Income Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of all dilutive securities representing potential common shares outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(in thousands)

Weighted average shares outstanding - Basic	52,271	51,344
Diluted potential common shares from stock options	1,538	-
Weighted average shares outstanding - Diluted	53,809	51,344

Total stock options outstanding of 1.0 million and 5.5 million for the three months ended April 2, 2006 and March 27, 2005, respectively, were excluded from the computations because their inclusion would be antidilutive.

Note 11. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	April 2,	December 31,
	2006	2005
	(in thousands)
Cumulative translation adjustments	$ 8,921	$ 8,206
Unrealized investment loss	(67)	(25)
	$ 8,854	$ 8,181

The following are the components of comprehensive income:

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(in thousands)
Net income (loss)	$ 3,693	$ (1,356)
Cumulative translation adjustments	$ 715	$ (2,919)
Unrealized investment gain (loss)	(42)	(3)
Comprehensive income (loss)	$ 4,366	$ (4,278)

Note 12. Reportable Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment for the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of products and services for this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	April 2, 2006		March 27, 2005
	(in thousands)%		(in thousands)%
United States	$ 7,323	13	$ 8,586	16
Taiwan	12,931	22	15,117	29
Japan	6,855	12	8,386	16
Korea	18,720	32	7,989	15
Other Asia	9,007	15	6,843	13
Europe and others	3,577	6	5,858	11
	$ 58,413	100	$ 52,779	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the three months ended April 2, 2006, two customers accounted for 21% and 15% of net sales, respectively. In the three months ended March 27, 2005, two customers accounted for 18% and 13%, respectively, of net sales.

Geographical information relating to the Company's property and equipment as of April 2, 2006 and December 31, 2005 is as follows:

	April 2, 2006		December 31, 2005
	(in thousands)%		(in thousands)%
The United States	$ 13,572	60	$ 13,868	62
Germany	5,727	25	4,978	22
Others	3,503	15	3,669	16
	$ 22,802	100	$ 22,515	100

Note 13. DNS Patent Infringement Suit Settlement

On June 24, 2002, the Company entered into a settlement agreement and a license agreement with Dainippon Screen Manufacturing Co., Ltd. (DNS), under which DNS agreed to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

No payments were received from DNS during the three months ended April 2, 2006 or March 27, 2005. The Company received a minimum annual royalty payment of $6.0 million in the second quarter of 2006, and is scheduled to receive a minimum annual royalty payment of $0.2 million in April 2007, totaling $6.2 million. Royalty payments received by the Company in excess of the minimum annual payments, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally in June of each year.

As of April 2, 2006, DNS has made payments aggregating $68.8 million under the terms of the settlement and license agreements. Of the $68.8 million paid by DNS as of April 2, 2006, $4.6 million was withheld as Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company recognized $1.4 million of royalty revenue for the three months ended April 2, 2006 and March 27, 2005, respectively.

Note 14. Income Taxes

  The provision for income taxes reflected a tax provision of $190,000 for the quarter ended April 2, 2006. The tax provision was primarily due to foreign taxes of $187,000. The provision for income taxes reflected a tax benefit of $112,000 for the quarter ended March 27, 2005. The tax benefit was primarily due to the amortization in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek.

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company's valuation allowance at April 2, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D activity), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Item 1A under "Risk Factors That May Affect Future Results and Market Price of Stock" and Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2005.

Overview

In 2005, we were the leading supplier of dry strip equipment for the second consecutive year and the second largest supplier of rapid thermal processing (RTP) equipment in the global semiconductor industry for the third consecutive year, according to Gartner Dataquest, an independent research firm. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation integrated circuits (ICs). Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

We continually invest in technology to ensure that our products deliver results on the wafer. In the first quarter of 2006, we:

  Introduced our new Suprema™ strip system, which is gaining rapid customer acceptance as a result of its industry-leading productivity
  Broadened our customer base by penetrating two accounts, securing new customer wins for our leading strip and RTP products

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

For the three months ended April 2, 2006, our net sales were $58.4 million, an increase of 10.7% from $52.8 million for the same period last year, primarily due to an increase in system sales of $4.1 million and an increase in sales of service and spare parts of $1.5 million. Gross profit margin for the three months ended April 2, 2006 was 41.2%, an increase of 3.3 percentage points from 37.9% for the same period of 2005.

Operating expenses for the three months ended April 2, 2006 were $21.6 million, $0.5 million higher than the $21.0 million reported for the same period of 2005. Operating expenses as a percentage of net sales were 36.9% for the three months ended April 2, 2006, compared with 39.9% for the same period of 2005.

For the three months ended April 2, 2006, net cash used in operating activities was $3.9 million.  Cash, cash equivalents, and short-term investments totaled $128.0 million as of April 2, 2006.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, goodwill and other intangible assets, impairment of long-lived assets and income taxes as critical to our business operations and an understanding of our results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

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

We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the first quarter of 2006 which triggered an impairment review.

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

During the three months ended April 2, 2006 and March 27, 2005, we did not record any impairment charge.

Income Taxes. We have recognized a net deferred tax asset of $3.0 million related to our German operations, as we expect it is more likely than not that we will realize the benefit from the German net deferred tax asset as of April 2, 2006. For all other tax jurisdictions, we recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of April 2, 2006. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended,				Increase (Decrease)
	April 2, 2006		March 27, 2005
	(thousands)%		(thousands)%		(thousands)%

Net sales	58,413	100.0	52,779	100.0	5,634	10.7
Cost of sales	34,329	58.8	32,791	62.1	1,538	4.7
Gross profit	24,084	41.2	19,988	37.9	4,096	20.5
Operating expenses:
Research, development and engineering	6,607	11.3	6,404	12.1	203	3.2
Selling, general and administrative	14,798	25.3	14,140	26.8	658	4.7
Amortization of intangibles	172	0.3	500	0.9	(328)	(65.6)
Total operating expenses	21,577	36.9	21,044	39.9	533	2.5
Income (loss) from operations	2,507	4.3	(1,056)	(2.0)	3,563	n/m(1)
Interest expense	-	-	(58)	(0.1)	(58)	(100.0)
Interest income	1,103	1.9	444	0.8	659	148.4
Other income (expense), net	273	0.5	(798)	(1.5)	1,071	n/m(1)
Income (loss) before income taxes	3,883	6.6	(1,468)	(2.8)	5,351	n/m(1)
Income tax expense (benefit)	190	0.3	(112)	(0.2)	302	n/m(1)
Net income (loss)	$ 3,693	6.3	$ (1,356)	(2.6)	$ 5,049	n/m(1)
(1) not meaningful

Net Sales and Deferred Revenue

Net sales for the first quarter of 2006 increased from the same period of 2005, primarily due to an increase in system sales of $4.1 million and an increase in sales of service and spare parts of $1.5 million. Net sales for the first quarters of 2006 and 2005 each included royalty income of $1.4 million.

International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 87% of net sales in the first quarter of 2006, compared to 84% for the first quarter of 2005. We anticipate that international sales will continue to account for a significant portion of our net sales.

Our deferred revenue at April 2, 2006 increased to $12.7 million from $12.5 million at December 31, 2005, primarily due to a net increase in deferred revenue for system shipments and service contracts in the first three months of 2006 of approximately $0.2 million.

Gross Profit and Gross Profit Margin

Gross profit in the first quarter of 2006 increased by $4.1 million compared to the first quarter of 2005, primarily due to higher gross profit from systems sales of $5.1 million, higher gross profit from service and spare parts sales of $0.8 million, and lower inventory valuation charges of $1.0 million, partially offset by a decrease of $0.5 million due to net deferral of systems revenue, and higher warranty expenses of $2.3 million.

Gross profit margin in the first quarter of 2006 increased by 3.3 percentage points compared to the first quarter of 2005, primarily due to higher gross profit margin from system sales of 4.7 percentage points and service and spare parts sales of 0.4 percentage point and a benefit of 1.9 percentage points due to lower inventory valuation charges, partially offset by higher warranty expenses of 3.4 percentage points. Gross margin related to DNS royalty revenue was also lower by 0.3 percentage point due to higher sales volume in 2005.

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

Research, Development and Engineering

Research, development and engineering expenses increased in amount for the first quarter of 2006 compared to the same period of 2005, primarily due to activities in 2006 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the first quarter of 2006 increased compared to the same period of 2005, primarily due to higher legal and professional expenses of $0.6 million primarily due to the additional efforts needed to complete our 2005 Form 10-K, increased travel expenses of $0.2 million due to higher levels of business activity, and a charge of $0.2 million for stock-based compensation in 2006 due to the adoption of FAS 123R, partially offset by lower depreciation expenses of $0.8 million and lower corporate insurance costs of $0.4 million. Additionally, selling, general and administrative costs in the first quarter of 2005 benefited $0.8 million due to a reduction in accounts receivable reserve requirements.

Amortization of Intangibles

Amortization of intangibles for the three months ended April 2, 2006 decreased compared to the same period of 2005 as the intangibles resulting from our acquisition of the STEAG semiconductor division in January 2001 were fully amortized at December 31, 2005. The amortization of intangibles in the first quarter of 2006 results from our acquisition of Vortek Industries Ltd. on October 27, 2004.

Interest and Other Income (Expense), Net

Interest income increased in the first quarter of 2006 compared with the same period of 2005, primarily due to higher average interest rates. Other income for the first quarter of 2006 included miscellaneous income of $0.3 million. Other expense, net for the first quarter of 2005 included a realized foreign exchange loss of $1.3 million on forward foreign exchange contracts settled during the first quarter of 2005, partially offset by other realized and unrealized foreign currency exchange gains of $0.2 million and miscellaneous income of $0.2 million.

Provision for Income Taxes

The provision for income taxes reflected a tax provision of $190,000 for the quarter ended April 2, 2006. The tax provision was primarily due to foreign taxes of $187,000. The provision for income taxes reflected a tax benefit of $112,000 for the quarter ended March 27, 2005. The tax benefit was primarily due to the amortization of in the amount of $190,000 associated with the acquired intangibles of the STEAG Semiconductor division and Vortek.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at April 2, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. We previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation". We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended April 2, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

During the three months ended April 2, 2006, we recorded stock-based compensation related to stock options of $206,000. As of April 2, 2006, the unrecorded deferred stock-based compensation after estimated forfeitures related to stock options was $1.8 million and will be recognized over an estimated weighted average amortization period of 1.9 years. There was no compensation cost in connection with the employee stock purchase plan for the three months ended April 2, 2006. Compensation cost for all restricted stock units for the three months ended April 2, 2006 was $2,000. Compensation cost for restricted stock units is determined based on the grant date fair value of the shares of common stock, and is recognized on a straight-line basis over the requisite service period. As of April 2, 2006, the recorded deferred stock-based compensation, after estimated forfeitures, related to nonvested restricted stock units granted under the 2005 Equity Incentive Plan was $106,000. That cost is expected to be recognized over an estimated weighted average amortization period of 3.9 years.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments were $128.0 million at April 2, 2006, a decrease of $1.3 million from $129.3 million as of December 31, 2005. Stockholders' equity at April 2, 2006 was $217.3 million.

Credit Arrangements

We have a $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit expires in April 2007, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At April 2, 2006, there was no borrowing under this credit line. At April 2, 2006, we were out of compliance with one covenant under the line of credit, which requires us to provide audited financial statements within 90 days of our fiscal year-end. We obtained a waiver of this covenant through May 3, 2006, the date we filed our Annual Report on Form 10-K with the SEC for the year ended December 31, 2005.

In June 2004, our Japanese subsidiary entered into a credit facility with a Japanese bank in the amount of 600 million Yen (approximately $5.1 million at April 2, 2006), collateralized by specific trade accounts receivable of the Japanese subsidiary. The facility is subject to the short-term prime rate, which was 1.375% per annum as of April 2, 2006. The facility has an indefinite term, subject to termination at the option of either party. We have given a corporate guarantee for this credit facility. There are no financial covenant requirements for this credit facility. At April 2, 2006, there was no borrowing under this credit facility.

Off-Balance-Sheet Arrangements

As of April 2, 2006, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

In September 2005, we entered into a new lease agreement for our existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million. We have one five-year option to extend the lease at then current market lease rates. Additionally, we are responsible for insurance, real property taxes, and operating expenses. Upon termination of the lease, we are responsible for restoration costs of approximately $1.5 million, subject to adjustment, and we have provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount will be increased to reflect any adjustments made to the restoration cost obligation.

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.2 million at April 2, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or us to the Minister.

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 13).

In April 2006, DNS paid us the minimum annual royalty payment of $6.0 million. As of May 17, 2006, DNS has made payments aggregating $74.8 million under the terms of the settlement and license agreements. We are scheduled to receive minimum annual royalty payments of $0.2 million in 2007.

Liquidity and Capital Resources Outlook

As of April 2, 2006, we had cash, cash equivalents, and short-term investments of $128.0 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash used in operations during the first quarter of 2006 was $3.9 million, primarily due to an increase in inventories of $6.6 million and an increase in accounts receivable of $5.4 million, partially offset by net income of $3.7 million, an increase in accrued liabilities of $3.6 million and depreciation of $1.5 million. The increase in accounts receivable was primarily due to higher shipments toward the end of the fiscal quarter, and an increase in sales from the fourth quarter of 2005. The increase in inventories is primarily due to the increase in system sales in 2006.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the first quarter of 2006 was $8.0 million, primarily due to purchases of $13.0 million of available-for-sale investments and capital spending of $0.4 million, partially offset by proceeds of $5.4 million from sales and maturities of available-for-sale investments.

Net cash used in investing activities during the first quarter of 2005 was $2.3 million, primarily due to purchases of $3.3 million of available-for-sale investments and capital spending of $0.8 million for computer equipment and software, partially offset by proceeds of $1.9 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the first quarter of 2006 was $2.5 million, attributable to net proceeds of $2.5 million from stock options exercised.

Net cash provided by financing activities during the first quarter of 2005 was $1.3 million, attributable to net proceeds of $1.3 million from stock options exercised and stock purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended April 2, 2006, had a material impact on our consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months ended April 2, 2006, refer to Note 9 - "Stock-Based Compensation."

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for us for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force reached a tentative conclusion on Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board (FASB) Statement No. 43, `Accounting for Compensated Absences'" (EITF 06-02). In their tentative conclusion, the Task Force concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. Currently, we have accrued for the expense related to sabbatical leave for those employees expected to qualify for sabbatical leave in the next eighteen months. If the tentative conclusion reached in EITF 06-02 is ratified by the FASB, we anticipate that the adoption of EITF 06-02 will have a material impact on our consolidated results of operations, financial position and statement of cash flows, as we would be required to recognize an additional liability and corresponding operating expense for our existing sabbatical program. The tentative conclusion on EITF 06-02 recommends that its provisions be adopted retrospectively and be effective for the first annual reporting period after the conclusion is ratified by the FASB.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $107.7 million in cash equivalents and $20.3 million in short-term marketable securities as of April 2, 2006. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments. The maturities of short-term investments as of April 2, 2006 and December 31, 2005 are shown below:

	April 2,	December 31,
	2006	2005
	(in thousands)

Due within one year	$ 17,844	$ 12,689
Due in one to two years	2,462	-
	$ 20,306	$ 12,689

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

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net. No new forward foreign exchange contracts were entered into during the first three months of 2006 or 2005. There were no forward foreign exchange contracts outstanding as of April 2, 2006 or March 27, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on May 3, 2006, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Our list of major customers changes substantially from year to year, and we cannot predict whether a major customer in one year will make significant purchases from us in future years. Additionally, our customers' capital budget considerations and our lengthy sales cycle make the timing of customer orders uneven and difficult to predict. Accordingly, it is difficult for us to accurately forecast our revenues and operating results from year to year and quarter to quarter. If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted.

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

In the fourth quarter of 2004, as part of a multi-phase process, we completed the implementation of a new enterprise resource planning, or ERP, system for our worldwide operations. The new ERP system has become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to implement and improve our new computerized consolidation and ERP systems continues as an active project. These systems are relatively new to us and we have not had extensive experience with them.

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

We Have Material Weaknesses in Our Internal Control over Financial Reporting

During the audit of our 2005 financial statements, our management identified the following material weaknesses in internal control over financial reporting:

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

Although we have taken and continue to take a number of steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements might not be prevented or detected in the current or any future period. In addition, we may in the future identify other material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Furthermore, the initiatives we are taking to remedy the material weaknesses are expected to result in additional costs for increased personnel, which could adversely affect our operating results. Also, we can not be sure that the initiatives our management is taking will result in a determination by our independent registered public accounting firm that our internal controls over financial reporting are properly designed and operating effectively in future periods.

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