Form 10-Q/A
period 2005-06-26
MATTSON TECHNOLOGY INC
filed 2006-05-26
CIK 928421

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

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2005 is being filed for the purpose of amending Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 26, 2005 of Mattson Technology, Inc. (Mattson), which was originally filed on August 5, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth below. All other items of this Quarterly Report on Form 10-Q/A are unaffected by the changes described above and have been omitted from this amendment.

Information in this Quarterly Report on Form 10-Q/A is generally stated as of June 26, 2005 and generally does not reflect any subsequent information or events other than the restatements described below, except that "Controls and Procedures" in Item 4 of Part I has been revised to reflect events and developments subsequent to June 26, 2005. Information regarding subsequent periods with respect to Mattson is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This filing should be read and considered in conjunction with such filings.

Restatement. In March and April of 2006, management concluded that the Company's financial statements contained certain errors impacting fiscal 2002, 2003 and 2004 and the quarters therein, and the first three quarters of fiscal 2005. While certain of the identified items of error were not individually material in any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly report on Form 10-Q for the three and six months ended June 26, 2005 and June 27, 2004. The effects of the errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

As a result of management's internal review, Mattson has identified material weaknesses in its internal control over financial reporting, including controls over the accounting for certain revenue transactions. Mattson has been and continues to be actively engaged in the implementation of remediation efforts to address these material weaknesses in internal controls over financial reporting. See Item 4, "Controls and Procedures - Disclosure Controls and Procedures."

Mattson Technology, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)
	June 26,	December 31,
	2005	2004
ASSETS	(restated)	(restated)
Current assets:
Cash and cash equivalents	$ 85,878	$ 89,653
Short-term investments	11,188	2,488
Restricted cash	512	511
Accounts receivable, net	42,028	58,288
Advance billings	20,210	16,793
Inventories	38,801	43,345
Inventories - delivered systems	5,455	5,258
Prepaid expenses and other assets	15,918	13,012
Total current assets	219,990	229,348
Property and equipment, net	23,381	27,265
Goodwill	24,451	24,451
Intangibles, net	11,897	12,897
Other assets	1,049	950
Total assets	$ 280,768	$ 294,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,984	$ 19,122
Accrued liabilities	39,269	48,449
Deferred revenue	20,800	19,103
Total current liabilities	72,053	86,674

Long-term liabilities:
Deferred income tax liabilities	4,521	4,901
Total long-term liabilities	4,521	4,901

Total liabilities	76,574	91,575

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,097 shares issued and 51,722 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,116	610,690
Accumulated other comprehensive income	10,050	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(415,037)	(420,446)
Total stockholders' equity	204,194	203,336
Total liabilities and stockholders' equity	$ 280,768	$ 294,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net sales	$ 60,310	$ 58,668	$ 113,089	$ 110,340
Cost of sales	33,599	34,505	66,390	65,443
Gross profit	26,711	24,163	46,699	44,897
Operating expenses:
Research, development and engineering	6,972	5,476	13,376	10,389
Selling, general and administrative	12,851	13,421	26,991	26,392
Amortization of intangibles	500	329	1,000	657
Total operating expenses	20,323	19,226	41,367	37,438
Income from operations	6,388	4,937	5,332	7,459
Interest expense	(45)	(27)	(103)	(36)
Interest income	479	306	923	525
Other income (expense), net	(441)	300	(1,239)	(564)
Income before income taxes	6,381	5,516	4,913	7,384
Provision (benefit) for income taxes	(384)	210	(496)	341
Net income	$ 6,765	$ 5,306	$ 5,409	$ 7,043

Net income per share:
Basic	$ 0.13	$ 0.11	$ 0.11	$ 0.14
Diluted	$ 0.13	$ 0.10	$ 0.10	$ 0.14
Shares used in computing net income per share:
Basic	51,442	49,817	51,394	48,660
Diluted	52,578	51,441	52,687	50,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 26,	June 27,
	2005	2004
Cash flows from operating activities:	(restated)	(restated)
Net income	$ 5,409	$ 7,043
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	4,532	2,575
Deferred taxes	(380)	(490)
Allowance for doubtful accounts	(633)	-
Inventory valuation charge	1,751	90
Amortization of intangibles	1,000	657
Loss on disposal of fixed assets	4	75
Stock-based compensation expense recognized for non-employee option grants	85	-
Changes in assets and liabilities:
Accounts receivable	16,402	(15,068)
Advance billings	(3,417)	(1,166)
Inventories	1,296	(15,137)
Inventories - delivered systems	(197)	(1,238)
Prepaid expenses and other current assets	(3,167)	1,535
Other assets	(174)	(132)
Accounts payable	(6,822)	(1,053)
Accrued liabilities	(8,201)	(982)
Deferred revenue	1,697	5,990
Net cash provided by (used in) operating activities	9,185	(17,301)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(7,499)
Proceeds from the sale of equipment	4	-
Purchases of available-for-sale investments	(12,380)	(16,750)
Proceeds from sales and maturities of available-for-sale investments	3,750	7,150
Net cash used in investing activities	(10,147)	(17,099)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock, net of offering costs	-	46,522
Proceeds from stock plans	1,341	325
Restricted cash	(1)	(1)
Net cash provided by financing activities	1,340	46,846
Effect of exchange rate changes on cash and cash equivalents	(4,153)	(1,132)
Net increase (decrease) in cash and cash equivalents	(3,775)	11,314
Cash and cash equivalents, beginning of period	89,653	56,915
Cash and cash equivalents, end of period	$ 85,878	$ 68,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

Note 1.  Basis of Presentation and Stock-Based Compensation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 3, 2006.

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

Note 2.  Restatement

In March and April of 2006, management concluded that the Company's financial statements contained certain errors impacting 2002, 2003 and 2004 and the fiscal quarters therein, and the first three quarters of 2005. While certain of the identified items were not individually material to any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly report on Form 10-Q for the three and six months ended June 26, 2005 and June 27, 2004. The effect of these errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

Additional information regarding the restatement of the Company's previously reported financial results is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This 10-Q/A filing should be read and considered in conjunction with these other filings.

The following tables show the effect of the restatement on the Company's previously reported results of operations for the three and six months ended June 26, 2005 and June 27, 2004:

	Three Months Ended
	June 26, 2005		June 27, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 57,060	$ 60,310	$ 60,151	$ 58,668
Cost of sales	33,681	33,599	34,148	34,505
Gross margin	23,379	26,711	26,003	24,163
Research, development & engineering	6,981	6,972	5,458	5,476
Selling, general and administrative	12,937	12,851	13,396	13,421
Income before income taxes	2,954	6,381	7,399	5,516
Provision (benefit) for income taxes	(384)	(384)	38	210
Net income	3,338	6,765	7,361	5,306
Net income per share-basic	$ 0.06	$ 0.13	$ 0.15	$ 0.11
Net income per share-diluted	$ 0.06	$ 0.13	$ 0.14	$ 0.10

	Six Months Ended
	June 26, 2005		June 27, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 112,125	$ 113,089	$ 113,276	$ 110,340
Cost of sales	66,470	66,390	64,865	65,443
Gross margin	45,655	46,699	48,411	44,897
Research, development & engineering	13,294	13,376	10,354	10,389
Selling, general and administrative	27,112	26,991	26,343	26,392
Income before income taxes	3,830	4,913	10,982	7,384
Provision (benefit) for income taxes	(496)	(496)	307	341
Net income	4,326	5,409	10,675	7,043
Net income per share-basic	$ 0.08	$ 0.11	$ 0.22	$ 0.14
Net income per share-diluted	$ 0.08	$ 0.10	$ 0.21	$ 0.14

The following table shows the effect of the restatement on the Company's previously reported financial position at June 26, 2005 and December 31, 2004:

	June 26, 2005		December 31, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Accounts receivable	$ 42,260	$ 42,028	$ 58,288	$ 58,288
Inventories	38,801	38,801	43,509	43,345
Prepaid expenses and other assets	12,262	15,918	11,233	13,012
Property and equipment, net	23,512	23,381	27,396	27,265
Accrued liabilities	38,677	39,269	47,705	48,449
Deferred revenue	31,132	20,800	30,313	19,103
Accumulated deficit	(428,070)	(415,037)	(432,396)	(420,446)

The restatement did not affect the Company's net cash flows from operating, investing or financing activities. However, certain items within cash flow used in operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows for the six months ended June 26, 2005 and June 27, 2004:

	Six Months Ended
	June 26, 2005		June 27, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Net income (loss)	$ 4,326	$ 5,409	$ 10,675	$ 7,043
Adjustments to reconcile net income (loss)
to net cash used in operations:
Deferred taxes	(380)	(380)	(278)	(490)
Allowance for doubtful accounts	(585)	(633)	-	-
Inventory valuation charge	1,751	1,751	-	90
Changes in assets and liabilities:
Accounts receivable	16,122	16,402	(15,068)	(15,068)
Inventories	1,460	1,296	(15,625)	(15,137)
Prepaid expenses and other assets	(1,290)	(3,167)	(831)	1,535
Accrued liabilities	(8,049)	(8,201)	(1,066)	(982)
Deferred revenue	819	1,697	5,174	5,990

Discussion of Restatement Items

Timing of Revenue Recognition for DNS - As further discussed in Note 14, in March 2002, the Company settled outstanding patent litigation with Dainippon Screen Company (DNS). The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and future royalties.

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

In April 2006, the Company determined that its original allocation was incorrect and an allocation based on the terms of the settlement and license agreements was appropriate. The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which royalty payments are earned, which generally coincides with when payments become due. As restated, the Company recognized $6.8 million and $1.7 million of royalty revenue in the three months ended June 26, 2005 and June 27, 2004, respectively, and $8.1 million and $3.1 million of royalty revenue in the six months ended June 26, 2005 and June 27, 2004, respectively.

The following table shows the effects of the restatement of DNS related revenue on the corresponding line items of the Company's results of operations and balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ 3,662	$ (1,483)	$ 1,775	$ (3,337)
Income tax expense	-	172	-	34
Net income	3,662	(1,655)	1,775	(3,371)

Other current assets	768	(3,993)	2,121	(2,366)
Deferred revenue	(2,894)	(1,990)	346	1,217
Deferred tax liability	-	(348)	-	(212)

Timing of Installation, Spares and Service Revenue - The Company did not properly defer the fair value of obligations to provide future installation services, spare parts and services related to the sales of certain systems. The following table shows the effects of the restatement on the timing for these revenue items to the corresponding line items of the Company's results of operations and balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ (172)	$ -	$ (570)	$ 401
Net income (loss)	(172)	-	(570)	401

Accounts receivable	(40)	-	(40)	-
Deferred revenue	132	-	530	(401)

Other Items - In conjunction with the specific restatement items discussed above, management also restated its previously reported results for additional items. While certain of these other items were not individually material in any quarter, these additional items considered in the aggregate with the above items were material and therefore the Company concluded that a restatement of these items was necessary. The following table shows the effects of the restatement to the corresponding line items of the Company's results of operations and balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ (240)	-	$ (240)	-
Cost of sales	(82)	357	(80)	578
Operating expenses:
Research, development and engineering	(10)	18	81	35
Selling, general and administrative	(86)	25	(121)	49
Net income (loss)	(62)	(400)	(120)	(662)

Accounts receivable	(192)	-	(192)	-
Inventories	82	(357)	164	(578)
Prepaid expenses and other current assets	-	-	(244)	-
Accrued liabilities	(48)	43	(152)	84

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
(in thousands, except per share amounts)
Net income:
As reported	$ 6,765	$ 5,306	$ 5,409	$ 7,043
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(1,256)	(1,158)	(2,341)	(2,428)
Pro forma net income	$ 5,509	$ 4,148	$ 3,068	$ 4,615

Basic net income per share:
As reported	$ 0.13	$ 0.11	$ 0.11	$ 0.14
Pro forma	$ 0.11	$ 0.08	$ 0.06	$ 0.09

Diluted net income per share:
As reported	$ 0.13	$ 0.10	$ 0.10	$ 0.14
Pro forma	$ 0.10	$ 0.08	$ 0.06	$ 0.09

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

The fair value of the Company's stock options granted and employees' stock purchase plan rights granted in the three and six months ended June 26, 2005 and June 27, 2004 were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26	June 27,	June 26	June 27,
	2005	2004	2005	2004
Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	93%	99%	92%	99%
Risk-free interest rate	3.8%	3.6%	4.0%	2.9%
Expected life of options	4 years	5 years	4 years	5 years

ESPP:
Expected dividend yield	*	*	-	-
Expected stock price volatility	*	*	52%	67%
Risk-free interest rate	*	*	2.8%	1.0%
Expected life of options	*	*	0.5 year	0.5 year

* ESPP occurs only during the first and the third quarters each year.

Note 4.  Balance Sheet Details

	June 26,	December 31,
	2005	2004
	(restated)	(restated)
	(in thousands)
Cash and cash equivalents:
Cash in bank	$ 39,421	$ 44,076
Money market funds	20,138	44,180
Commercial paper	21,129	1,397
United States government agency notes	5,190	-
	$ 85,878	$ 89,653

Short-term investments:
Commercial paper	3,214	$ 698
United States government agency notes	6,720	1,790
Asset backed securities	1,254	-
	$ 11,188	$ 2,488

Inventories, net:
Purchased parts and raw materials	$ 28,798	$ 34,807
Work-in-process	7,210	4,679
Finished goods	2,793	3,859
	$ 38,801	$ 43,345

Property and equipment, net
Machinery and equipment	$ 39,129	$ 38,451
Furniture and fixtures	13,195	14,343
Leasehold improvements	12,303	12,587
	64,627	65,381
Less: accumulated depreciation	(41,246)	(38,116)
	$ 23,381	$ 27,265

Accrued liabilities:
Warranty	$ 15,069	$ 16,044
Accrued compensation and benefits	6,816	9,362
Income taxes payable	4,274	4,529
Other	13,110	18,514
	$ 39,269	$ 48,449

All short-term investments are marked to market with no significant unrealized gains (losses) recorded under other comprehensive income (See Note 12 to Condensed Consolidated Financial Statements). The maturities of short-term investments as of June 26, 2005 are shown below (in thousands):

June 26, 2005
(in thousands)

Due within one year	$ 9,934
Due in one to five years	1,254
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

At December 31, 2004, the Company had a restructuring accrual balance of $1,014,000, consisting of $564,000 for consolidation of excess facilities related to its 2002 restructuring plan, and accrued lease termination costs of $450,000 in connection with the consolidation of excess facilities into the Company's current headquarters based in Fremont, California in 2004. During the three and six months ended June 26, 2005, the Company paid $131,000 and $450,000, respectively, for lease termination costs and incurred no other restructuring charges, which resulted in a remaining balance of $564,000 as of June 26, 2005. The remaining balance relates to the Exton, Pennsylvania leases which will expire March 31, 2019 (See Note 9).

Note 7.  Guarantees

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

Note 8.  Borrowing Facilities

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

Note 9.  Commitments and Contingencies

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

Note 10. Stock Plans

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

Note 11. Net Income Per Share

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands except per share amounts)
Numerator:
Net income	$ 6,765	$ 5,306	$ 5,409	$ 7,043

Denominator:
Basic average shares outstanding	51,442	49,817	51,394	48,660
Effect of potential dilutive securities:
Stock option plans	846	1,624	1,003	1,728
Escrow shares related to Vortek acquisition	290	-	290	-
Diluted average shares outstanding	52,578	51,441	52,687	50,388

Net income per share - Basic	$ 0.13	$ 0.11	$ 0.11	$ 0.14

Net income per share - Diluted	$ 0.13	$ 0.10	$ 0.10	$ 0.14

For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company's common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands)

Number of potential dilutive securities excluded	4,655	1,588	3,821	1,531

Note 12. Comprehensive Income (Loss)

The balance of accumulated other comprehensive income is as follows:

	June 26,	December 31,
	2005	2004
	(in thousands)
Cumulative translation adjustments	$ 10,078	$ 16,028
Unrealized investment loss	(28)	(1)
	$ 10,050	$ 16,027

The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Net income	$ 6,765	$ 5,306	$ 5,409	$ 7,043
Cumulative translation adjustments	(3,031)	(1,282)	(5,950)	(1,451)
Unrealized investment gain (loss)	(24)	3	(27)	11
Comprehensive income (loss)	$ 3,710	$ 4,027	$ (568)	$ 5,603

Note 13.  Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	June 26, 2005		June 27, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%
United States	$ 6,787	11	$ 8,097	14
Taiwan	25,505	42	23,766	40
Korea	8,499	14	3,748	6
Japan	10,847	18	9,185	16
Germany	3,381	6	2,837	5
Singapore	2,623	4	1,603	3
China	1,702	3	8,258	14
Europe - others	896	2	1,174	2
Others	70	-	-	-
	$ 60,310	100	$ 58,668	100

	Six Months Ended
	June 26, 2005		June 27, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%
United States	$ 15,373	14	$ 12,248	11
Taiwan	40,622	36	43,222	39
Japan	19,233	17	17,812	16
Korea	16,488	15	11,364	10
Germany	7,655	7	8,354	8
China	7,320	6	12,710	12
Singapore	3,848	3	2,585	2
Europe - others	2,475	2	2,045	2
Others	75	-	-	-
	$ 113,089	100	$ 110,340	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. For the three months ended June 26, 2005, two customers each accounted for 14% of net sales. For the three months ended June 27, 2004, one customer accounted for 14% of net sales. For the six months ended June 26, 2005, one customer accounted for 16% of net sales. For the six months ended June 27, 2004, one customer accounted for 13% of net sales.

Geographical information relating to the Company's property and equipment as of June 26, 2005 and December 31, 2004 is as follows:

	June 26, 2005		December 31, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%
The United States	$ 15,531	66	$ 17,357	64
Germany	6,662	29	8,290	30
Others	1,188	5	1,618	6
	$ 23,381	100	$ 27,265	100

Note 14.  DNS Patent Infringement Suit Settlement

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

The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages, and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which the royalties are earned or reported to us by DNS, which is generally when payments becomes due.

The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $5.6 million in April 2007, totaling $11.6 million. Royalty payments received by the Company in excess of this amount, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally June of each year. The Company recognized $6.8 million and $1.7 million of royalty revenue in the three months ended June 26, 2005 and June 27, 2004, respectively. The Company recognized $8.1 million and $3.1 million of royalty revenue for the six months ended June 26, 2005 and June 27, 2004, respectively.

Note 15. Income Taxes

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

In the second quarter of 2004, the Company recorded income tax expense of approximately $210,000, which consisted of foreign taxes of approximately $280,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. In the first six months of 2004, the Company recorded income tax expense of approximately $341,000, which consisted of foreign taxes of approximately $501,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000.

Note 16. Subsequent Event

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

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 3, 2006.

Restatement of Financial Results for the Three and Six Months Ended June 26, 2005 and June 27, 2004

We have restated our previously issued consolidated financial statements for the three and six months ended June 26, 2005 and June 27, 2004. For information about the effects of the restatement, see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A. The consolidated financial statements and financial information included in our quarterly reports on Form 10-Q as originally reported and current reports on Form 8-K previously filed or furnished by Mattson for these periods should not be relied upon and is superceded by the information in this Quarterly Report on Form 10-Q/A.

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

For the three months ended June 26, 2005, our net sales were $60.3 million, an increase of 2.8% from $58.7 million for the same period last year. Net sales in the second quarter of 2005 increased from the same period of 2004, primarily due to an increase in royalty revenues from DNS of $5.0 million, partially offset by a decrease in sales of service and spare parts of $2.8 million in 2005. Gross profit margin for the three months ended June 26, 2005 was 44.3%, an increase of 3.1 percentage points from 41.2% for the same period of 2004. The increase was primarily due to higher DNS revenues, improved gross profit margin from system sales and lower warranty costs, partially offset by lower gross profit margin from service and spare parts sales and inventory valuation charges. For the six months ended June 26, 2005, our net sales were $113.1 million, an increase of 2.5% from $110.3 million for the same period last year, primarily due to higher DNS revenues of $5.0 million, partially offset by a decrease in sales of service and spare parts of $2.2 million. Gross profit margin for the six months ended June 26, 2005 was 41.3%, an increase of 0.6 percentage points from 40.7% for the same period of 2004. The increase was primarily due to improved gross profit margin from higher DNS revenues, recognition of deferred systems revenue and lower warranty costs, partially offset by lower gross profit margin from system sales, service and spare parts sales, and inventory valuation charges.

Operating expenses for the three months ended June 26, 2005 were $20.3 million, $1.1 million higher than the $19.2 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules. Operating expenses as a percentage of net sales were 33.7% for the three months ended June 26, 2005, compared with 32.8% for the same period of 2004. Operating expenses for the six months ended June 26, 2005 were $41.4 million, $4.0 million higher than the $37.4 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005. Operating expenses as a percentage of net sales were 36.6% for the six months ended June 26, 2005, compared with 33.9% for the same period of 2004.

During the six months ended June 26, 2005, net cash provided by operating activities was $9.2 million.  Cash, cash equivalents, short-term investments and restricted cash totaled $97.6 million as of June 26, 2005.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7	58.8	58.7	59.3
Gross profit	44.3	41.2	41.3	40.7
Operating expenses:
Research, development and engineering	11.6	9.3	11.8	9.4
Selling, general and administrative	21.3	22.9	23.9	23.9
Amortization of intangibles	0.8	0.6	0.9	0.6
Total operating expenses	33.7	32.8	36.6	33.9
Income from operations	10.6	8.4	4.7	6.8
Interest and other income (expense), net	-	1.0	(0.4)	(0.1)
Income before income taxes	10.6	9.4	4.3	6.7
Provision (benefit) for income taxes	(0.6)	0.4	(0.5)	0.3
Net income	11.2%	9.0%	4.8%	6.4%

Net Sales
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(as restated for all periods, in thousands)
Net sales	$ 60,310	$ 58,668	$ 113,089	$ 110,340
Change from prior year	$ 1,642		$ 2,749

Net sales for the second quarter of 2005 increased from the same period of 2004, primarily due to higher royalty revenues from DNS of $5.0 million, partially offset by a decrease in sales of service and spare parts of $2.8 million in 2005. On a regional basis, net sales in the second quarter of 2005 increased from the same period of 2004, primarily due to higher sales in Korea, Taiwan and Japan of $4.8 million, $1.7 million and $1.7 million, partially offset by a decrease in sales to China of $6.6 million. Our decreased sales in China corresponded to lower forecasted capital expenditures in this region in 2005. Net sales for the second quarters of 2005 and 2004 included royalty income of $6.8 million and $1.7 million, respectively.

Net sales for the first six months of 2005 increased from the same period of 2004, primarily due to higher royalty revenues from DNS of $5.0 million, partially offset by a decrease in sales of service and spare parts of $2.2 million. On a regional basis, net sales for the first six months of 2005 increased from the same period of 2004, primarily due to higher sales in Korea and the U.S. of $5.1 million and $3.1 million, respectively, partially offset by a decrease in sales to China of $5.4 million. Net sales for first six months of 2005 and 2004 included royalty income of $8.1 million and $3.1 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(as restated for all periods)
International sales	89%	86%	86%	89%
Sales to the Pacific Rim	81%	79%	77%	79%

Our deferred revenue at June 26 2005 increased to $20.8 million from $19.1 million at December 31, 2004, primarily due to an increase in deferred revenue for system shipments and service contracts in the first six months of 2005 of approximately $1.7 million.

Gross Profit and Gross Profit Margin
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(as restated for all periods, in thousands)
Gross profit	$ 26,711	$ 24,163	$ 46,699	$ 44,897
Change from prior year	$ 2,548		$ 1,802

Gross profit in the second quarter of 2005 increased by $2.5 million compared to the second quarter of 2004, primarily due to higher gross margin from DNS royalties of $5.0 million and lower warranty costs of $0.6 million, partially offset by lower gross profit from service and spare parts of $1.6 million, a decrease of $0.4 million due to inventory valuation charges, and a decrease of $1.6 million due to net deferral of systems revenue.

Gross profit for the first six months of 2005 increased by $1.8 million compared to the same period in 2004, primarily due to higher gross margin from DNS royalties of $5.0 million, an increase of $3.7 million due to net recognition of deferred systems revenue, and improved gross profit of $1.9 million due to lower warranty costs, partially offset by decreases in gross profit from system sales of $5.8 million and service and spare parts sales of $1.4 million, and a decrease in gross profit of $1.7 million due to inventory valuation charges. The increase in gross profit from recognition of deferred systems revenue was due to the high volume of shipments in the third and fourth quarters of 2004.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(as restated for all periods)
Gross profit margin	44.3%	41.2%	41.3%	40.7%

Gross profit margin in the second quarter of 2005 increased by 3.1 percent compared to the second quarter of 2004, primarily due to an increase from higher DNS revenues and corresponding gross profit of 8.3 percent and a benefit of 1.2 percent due to lower warranty costs, partially offset by lower gross profit margin from service and spare parts of 2.9 percent, a decrease of 0.6 percent due to inventory valuation charges, and a decrease of 2.8 percent due to net deferral of systems revenue.

Gross profit margin for the first six months of 2005 increased 0.6 percent compared to the first six months of 2004, primarily due to an increase from higher DNS revenues and corresponding gross profit of 4.4 percent, an increase of 3.4 percent due to net recognition of deferred systems revenue and improved gross profit margin of 1.8 percent due to lower warranty costs, partially offset by decreases in gross profit contributed by system sales of 6.0 percent and service and spare parts sales of 1.5 percent, and a decrease in gross profit margin of 1.5 percent due to inventory valuation charges.

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

Research, Development and Engineering
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(as restated for all periods, in thousands, except percentages)
Research, development and engineering	$ 6,972	$ 5,476	$ 13,376	$ 10,389
Percentage of net sales	11.6%	9.3%	11.8%	9.4%
Change from prior year	$ 1,496		$ 2,987

Research, development and engineering expenses increased in amount for the first two fiscal quarters of 2005 compared to the same periods of 2004, primarily due to increased activity in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(as restated for all periods, in thousands, except percentages)
Selling, general and administrative	$ 12,851	$ 13,421	$ 26,991	$ 26,392
Percentage of net sales	21.3%	22.9%	23.9%	23.9%
Change from prior year	$ (570)		$ 599

Selling, general and administrative (SG&A) expenses for the second quarter of 2005 decreased compared to the same period of 2004, primarily due to decreases in travel expenses of $0.5 million due to ongoing travel expense reduction efforts.

Selling, general and administrative (SG&A) expenses for the first six months of 2005 increased compared to the same period of 2004, primarily due to increases in compensation and benefit expenses of $0.9 million, one-time severance costs of $0.3 million, outside service costs of $0.9 million, and depreciation expenses of $0.4 million related to the Company's new enterprise resource planning system; partially offset by decreases of $1.1 million in bad debt expense, travel expenses of $0.5 million, and other expenses of $0.3 million. Higher outside service costs were due to increased use of outsourcing services, mainly related to Sarbanes-Oxley compliance. The decrease in bad debt expense was due to the release of $0.6 million of allowance for doubtful accounts resulting from the collection of previously reserved accounts receivable during the first six months of 2005.

Amortization of Intangibles
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Amortization of intangibles	$ 500	$ 329	$ 1,000	$ 657
Percentage of net sales	0.8%	0.6%	0.9%	0.6%
Change from prior year	$ 171		$ 343

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

Interest and Other Income (Expense), Net
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except percentages)
Interest expense	$ (45)	$ (27)	$ (103)	$ (36)
Percentage of net sales	-0.1%	-	-0.1%	-
Change from prior year	$ (18)		$ (67)

Interest income	$ 479	$ 306	$ 923	$ 525
Percentage of net sales	0.8%	0.5%	0.8%	0.4%
Change from prior year	$ 173		$ 398

Other income (expense), net	$ (441)	$ 300	$ (1,239)	$ (564)
Percentage of net sales	-0.7%	0.5%	-1.1%	-0.5%
Change from prior year	$ (741)		$ (675)

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

Other expense, net for the second quarter of 2005 included a foreign currency exchange loss of $0.3 million and miscellaneous expenses of $0.1 million, compared with a foreign currency exchange gain of $0.7 million and miscellaneous expenses of $0.4 million in the second quarter of 2004.

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

In the second quarter of 2004, we recorded income tax expense of approximately $210,000, which consisted of foreign taxes of approximately $280,000, and federal and state income taxes of approximately $55,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $125,000. In the first six months of 2004, we recorded income tax expense of approximately $341,000, which consisted of foreign taxes of approximately $501,000, and federal and state income taxes of approximately $90,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $250,000.

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $97.6 million at June 26 2005, an increase of $4.9 million from $92.7 million as of December 31, 2004. Stockholders' equity at June 26, 2005 was $191.2 million.

Credit Arrangements

As of June 26, 2005, hawse had a $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit expires in April 2006. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of our domestic assets including intellectual property. The line of credit requires us to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At June 26, 2005, we were in compliance with the covenants, and there was no borrowing under this credit line.

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

In connection with the disposition of the Wet Business, we assumed the lease obligations with respect to the facilities used to house the manufacturing and administrative functions of the transferred Wet Business in Pliezhausen, Germany. That lease was due to expire on August 31, 2006, with an approximate rental cost of $1.6 million annually. We sublet the facilities to SCP Global Technologies (SCP) on terms that covered all rent and costs payable by us under the primary lease. Under the sublease, we were to receive from SCP sublease payments of approximately $1.6 million per annum, and SCP had the right upon 90 days notice to partially or completely terminate the sublease. In the second quarter of 2004, SCP terminated the sublease completely, and we became responsible for the future lease costs of approximately $2.6 million through August 2006. In December 2004, we entered into an agreement with the landlord to terminate the lease early and agreed to pay 1.5 million Euros (approximately $2.0 million at December 31, 2004) in four installments from January 2005 through September 2005. As a result, we are released from any further legal commitments under the lease with effect from January 1, 2005. During the first six months of 2005, we paid approximately $0.9 million under the first two installments. We had fully accrued for the costs related to this lease. See Note 9 to Condensed Consolidated Financial Statements.

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

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 14).

We received a payment of $6.0 million from DNS in April 2005. As of June 26, 2005, DNS has made payments aggregating $63.4 million under the terms of the settlement and license agreements. We are scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $5.6 million in April 2007, totaling $11.6 million.

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

Cash Flows from Operating Activities

Net cash provided by operations during the six months ended June 26, 2005 was $9.2 million, primarily due to net income of $5.4 million, a decrease in accounts receivable of $16.4 million, depreciation and amortization of $5.5 million, a decrease in inventories of $1.3 million, and an inventory valuation charge of $1.8 million, partially offset by a decrease in accrued liabilities $8.2 million, a decrease in accounts payable of $6.8 million, an increase in advance billings of $3.4 million, and an increase in prepaid expenses and other current assets of $3.2 million.

The decrease of $16.4 million in accounts receivable was mainly due to a new collection program we adopted in the fourth quarter of 2004, which has increased collections in the first six months of 2005. The decrease in inventories of $1.3 million is primarily due to increased outsourcing of our manufacturing as part of our CFE business model. An inventory valuation charge of $1.8 million for excess and obsolescence provision was incurred for spare parts valuation and demonstration and evaluation tools. The decrease of $8.2 million in accrued liabilities was mainly due to a decrease in required warranty accruals of $1.0 million, the payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $0.9 million related to our surrendered building leases in Germany, and payments of accrued lease termination costs of $0.5 million. The decrease in accounts payable of $6.8 million was mainly due to the payment of $4.6 million to an outsourced manufacturing partner for systems delivered in the fourth quarter of 2004, and lower inventory vendor balances of $1.0 million due to increased outsourcing of our manufacturing as part of our CFE business model. Advanced billings increased by $3.4 million primarily as a result of deferred revenue of $20.5 million related to systems and $0.7 million related to service in the first six months of 2005, partially offset by deferred revenue of $17.7 million for system shipments in prior periods recognized during the first six months of 2005.

The net cash used in operating activities during the six months ended June 27, 2004 was $17.3 million, primarily attributable to an increase in accounts receivable of $15.1 million due to increased shipments and an increase in inventories and inventories - delivered systems of $16.4 million due to ramping up of manufacturing of products in response to increased system orders; which were partially offset by net income of $7.0 million and net increase in deferred revenues of $6.0 million on system shipments.

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

International sales accounted for 86% of net sales in the first six months of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in China, Japan, Korea, Taiwan, and other Asian countries accounted for 77% of net sales in the first six months of 2005, 78% of our net sales in 2004 and 70% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $69.7 million for the year ended December 31, 2002 and $35.5 million for the year ended December 31, 2003. Although we were profitable for the year ended December 31, 2004 and for the six months ended June 26, 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on May 3, 2006, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, our management has concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Dated: May 26, 2006

By: /s/ David Dutton David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: May 26, 2006

By: /s/ Ludger Viefhues Ludger Viefhues Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)