Form 10-Q/A
period 2005-09-26
MATTSON TECHNOLOGY INC
filed 2006-05-26
CIK 928421

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

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2005 is being filed for the purpose of amending Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended September 25, 2005 of Mattson Technology, Inc. (Mattson), which was originally filed on November 4, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth below. All other items of this Quarterly Report on Form 10-Q/A are unaffected by the changes described above and have been omitted from this amendment.

Information in this Quarterly Report on Form 10-Q/ A is generally stated as of September 25, 2005 and generally does not reflect any subsequent information or events other than the restatements described below, except that "Controls and Procedures" in Item 4 of Part I has been revised to reflect events and developments subsequent to September 25, 2005. Information regarding subsequent periods with respect to Mattson is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This filing should be read and considered in conjunction with such filings.

Restatement. In March and April of 2006, management concluded that the Company's financial statements contained certain errors impacting fiscal 2002, 2003 and 2004 and the quarters therein, and the first three quarters of fiscal 2005. While certain of the identified items of error were not individually material in any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly report on Form 10-Q for the three and nine months ended September 25, 2005 and September 26, 2004. The effects of the errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

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

Mattson Technology, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 25,	December 31,
	2005	2004
ASSETS	(restated)	(restated)
Current assets:
Cash and cash equivalents	$ 113,167	$ 89,653
Short-term investments	11,109	2,488
Restricted cash	-	511
Accounts receivable, net	30,228	58,288
Advance billings	10,914	16,793
Inventories	34,684	43,345
Inventories - delivered systems	1,468	5,258
Prepaid expenses and other assets	11,965	13,012
Total current assets	213,535	229,348
Property and equipment, net	21,184	27,265
Goodwill	20,005	24,451
Intangibles, net	11,397	12,897
Other assets	1,297	950
Total assets	$ 267,418	$ 294,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,181	$ 19,122
Accrued liabilities	37,636	48,449
Deferred revenue	12,961	19,103
Total current liabilities	61,778	86,674

Long-term liabilities:
Deferred income tax liabilities	125	4,901
Total long-term liabilities	125	4,901

Total liabilities	61,903	91,575

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,265 shares issued and 51,890 shares outstanding in 2005; 51,892 shares issued and 51,517 shares outstanding in 2004	52	52
Additional paid-in capital	612,883	610,690
Accumulated other comprehensive income	9,475	16,027
Treasury stock, 375 shares in 2005 and 2004, at cost	(2,987)	(2,987)
Accumulated deficit	(413,908)	(420,446)
Total stockholders' equity	205,515	203,336
Total liabilities and stockholders' equity	$ 267,418	$ 294,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)

Net sales	$ 45,882	$ 66,095	$ 158,971	$ 176,435
Cost of sales	28,341	37,144	94,731	102,587
Gross profit	17,541	28,951	64,240	73,848
Operating expenses:
Research, development and engineering	6,616	5,620	19,992	16,009
Selling, general and administrative	12,715	14,976	39,706	41,368
Amortization of intangibles	500	328	1,500	985
Gain on disposition of Wet Business	(2,862)	-	(2,862)	-
Total operating expenses	16,969	20,924	58,336	58,362
Income from operations	572	8,027	5,904	15,486
Interest expense	(92)	(22)	(195)	(57)
Interest income	675	365	1,598	889
Other income (expense), net	35	(36)	(1,204)	(600)
Income before income taxes	1,190	8,334	6,103	15,718
Provision (benefit) for income taxes	61	9	(435)	350
Net income	$ 1,129	$ 8,325	$ 6,538	$ 15,368

Net income per share:
Basic	$ 0.02	$ 0.17	$ 0.13	$ 0.31
Diluted	$ 0.02	$ 0.16	$ 0.12	$ 0.30
Shares used in computing net income per share:
Basic	51,504	49,922	51,431	49,085
Diluted	52,784	51,051	52,719	50,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 25,	September 26,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Net income	$ 6,538	$ 15,368
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	6,625	3,877
Deferred taxes	(330)	(337)
Allowance for doubtful accounts	(1,033)	-
Inventory valuation charge	2,090	599
Amortization of intangibles	1,500	985
Gain on the disposition of Wet Business	(2,862)	-
Loss on disposal of fixed assets	10	136
Stock-based compensation expense recognized for non-employee option grants	97	-
Changes in assets and liabilities:
Accounts receivable	28,842	(28,495)
Advance billings	5,879	6,315
Inventories	5,387	(24,417)
Inventories - delivered systems	3,790	1,563
Prepaid expenses and other current assets	1,007	(756)
Other assets	368	(512)
Accounts payable	(7,740)	3,087
Accrued liabilities	(9,845)	(6,902)
Deferred revenue	(6,142)	(3,533)
Net cash provided by (used in) operating activities	34,181	(33,022)

Cash flows from investing activities:
Purchases of property and equipment	(2,110)	(10,923)
Proceeds from the sale of equipment	4	-
Purchases of available-for-sale investments	(17,349)	(21,300)
Proceeds from sales and maturities of available-for-sale investments	8,825	18,750
Proceeds from the dispostion of Wet Business	2,862	-
Net cash used in investing activities	(7,768)	(13,473)

Cash flows from financing activities:
Restricted cash	511	-
Proceeds from the issuance of common stock, net of offering costs	-	46,370
Proceeds from stock plans	2,096	1,119
Net cash provided by financing activities	2,607	47,489
Effect of exchange rate changes on cash and cash equivalents	(5,506)	(170)
Net increase in cash and cash equivalents	23,514	824
Cash and cash equivalents, beginning of period	89,653	56,915
Cash and cash equivalents, end of period	$ 113,167	$ 57,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
 (Unaudited)

Note 1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 3, 2006.

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

Note 2.  Restatement

In March and April of 2006, management concluded that the Company's financial statements contained certain errors impacting 2002, 2003 and 2004 and the fiscal quarters therein, and the first three quarters of 2005. While certain of the identified items were not individually material to any quarter, the items taken in the aggregate were material and therefore the Company concluded that a restatement was necessary. This Form 10-Q/A is being filed to reflect the effect of these errors on the amounts previously reported in Mattson's quarterly report on Form 10-Q for the three and nine months ended September 25, 2005 and September 26, 2004. The effect of these errors on periods prior to January 1, 2004 are included as an adjustment to accumulated deficit as of January 1, 2004.

Additional information regarding the restatement of the Company's previously reported financial results is contained in the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 3, 2006, and other filings with the SEC. This 10-Q/A filing should be read and considered in conjunction with those other filings.

The following tables show the effect of the restatement on the Company's previously reported results of operations for the three and nine months ended September 25, 2005 and September 26, 2004:

	Three Months Ended
	September 25, 2005		September 26, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 47,663	$ 45,882	$ 68,038	$ 66,095
Cost of sales	27,905	28,341	37,247	37,144
Gross margin	19,758	17,541	30,791	28,951
Research, development & engineering	6,484	6,616	5,616	5,620
Selling, general and administrative	12,648	12,715	14,956	14,976
Income before income taxes	3,606	1,190	10,198	8,334
Net income	3,545	1,129	10,197	8,325
Net income per share-basic	$ 0.07	$ 0.02	$ 0.20	$ 0.17
Net income per share-diluted	$ 0.07	$ 0.02	$ 0.20	$ 0.16

	Nine Months Ended
	September 25, 2005		September 26, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share information)

Net sales	$ 159,788	$ 158,971	$ 181,314	$ 176,435
Cost of sales	94,375	94,731	102,112	102,587
Gross margin	65,413	64,240	79,202	73,848
Research, development & engineering	19,778	19,992	15,970	16,009
Selling, general and administrative	39,760	39,706	41,299	41,368
Income before income taxes	7,436	6,103	21,180	15,718
Net income	7,871	6,538	20,872	15,368
Net income per share-basic	$ 0.15	$ 0.13	$ 0.43	$ 0.31
Net income per share-diluted	$ 0.15	$ 0.12	$ 0.43	$ 0.30

The following table shows the effect of the restatement on the Company's previously reported financial position at September 25, 2005 and December 31, 2004:

	September 25, 2005		December 31, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Accounts receivable	$ 30,460	$ 30,228	$ 58,288	$ 58,288
Inventories	34,988	34,684	43,509	43,345
Prepaid expenses and other assets	11,964	11,965	11,233	13,012
Property and equipment, net	21,707	21,184	27,396	27,265
Accrued liabilities	37,105	37,636	47,705	48,449
Deferred revenue	25,167	12,961	30,313	19,103
Accumulated deficit	(424,525)	(413,908)	(432,396)	(420,446)

The restatement did not affect the Company's net cash flows from operating, investing or financing activities. However, certain items within cash flow used in operations were affected. The following table shows the effect of the restatement on the Company's previously reported cash flows for the nine months ended September 25, 2005 and September 26, 2004:

	Nine Months Ended
	September 25, 2005		September 26, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands)

Net income (loss)	$ 7,871	$ 6,538	$ 20,872	$ 15,368
Adjustments to reconcile net income (loss)
to net cash used in operations:
Depreciation	6,233	6,625	3,877	3,877
Deferred taxes	(330)	(330)	(403)	(337)
Allowance for doubtful accounts	(985)	(1,033)	-	-
Inventory valuation charge	1,786	2,090	348	599
Changes in assets and liabilities:
Accounts receivable	28,562	28,842	(28,495)	(28,495)
Inventories	5,551	5,387	(24,662)	(24,417)
Prepaid expenses and other assets	(771)	1,007	(2,610)	(756)
Accrued liabilities	(9,632)	(9,845)	(7,050)	(6,902)
Deferred revenue	(5,146)	(6,142)	(6,473)	(3,533)

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

In April 2006, the Company determined that its original allocation was incorrect and an allocation based on the terms of the settlement and license agreements was appropriate. The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which royalty payments are earned, which generally coincides with when payments become due. As restated, the Company recognized $1.4 million of royalty revenue in the three months ended September 25, 2005 and September 26, 2004, respectively, and $9.5 million and $4.4 million of royalty revenue in the nine months ended September 25, 2005 and September 26, 2004, respectively.

The following table shows the effects of the restatement of DNS related revenue on the corresponding line items of the Company's results of operations and balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ (1,853)	$ (1,887)	$ (78)	$ (5,224)
Income tax expense	-	8	-	42
Net income	(1,853)	(1,895)	(78)	(5,266)

Other current assets	(3,655)	451	(1,534)	(1,915)
Deferred revenue	(1,802)	2,068	(1,456)	3,285
Deferred tax liability	-	278	-	66

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ 71	$ (56)	$ (499)	$ 345
Net income (loss)	71	(56)	(499)	345

Accounts receivable	-	-	(40)	-
Deferred revenue	(71)	56	459	(345)

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net sales	$ -	$ -	$ (240)	$ -
Cost of sales	436	(103)	356	475
Operating expenses:
Research, development and engineering	132	5	213	40
Selling, general and administrative	67	20	(54)	69
Net income (loss)	(635)	78	(755)	(584)

Accounts receivable	-	-	(192)	-
Inventories	(304)	82	(140)	(496)
Property and equipment, net	(392)	-	(392)	-
Prepaid expenses and other current assets	-	61	(244)	61
Accrued liabilities	(61)	65	(213)	149

Note 3.  Summary of Significant Accounting Policies

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
(in thousands, except per share amounts)
Net income (loss):
As reported	$ 1,129	$ 8,325	$ 6,538	$ 15,368
Deduct: Total employee stock-based
compensation expense determined
under fair value method, net of tax	(10,327)	(1,852)	(12,668)	(5,331)
Pro forma net income (loss)	$ (9,198)	$ 6,473	$ (6,130)	$ 10,037

Basic net income (loss) per share:
As reported	$ 0.02	$ 0.17	$ 0.13	$ 0.31
Pro forma	$ (0.18)	$ 0.13	$ (0.12)	$ 0.20

Diluted net income (loss) per share:
As reported	$ 0.02	$ 0.16	$ 0.12	$ 0.30
Pro forma	$ (0.18)	$ 0.13	$ (0.12)	$ 0.20

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

The fair value of the Company's stock options granted and employees' stock purchase plan rights granted in the three and nine months ended September 25, 2005 and September 26, 2004 were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	86.8%	99.5%	90.4%	99.5%
Risk-free interest rate	4.13%	2.32%	4.03%	1.96%
Expected life of options (in years)	4.0	1.5	4.0	1.5

ESPP:
Expected dividend yield	*	-	-	-
Expected stock price volatility	*	52.3%	51.9%	58.1%
Risk-free interest rate	*	2.00%	2.79%	1.70%
Expected life of options (in years)	*	0.5	0.5	0.5

* No ESPP purchase occurred during the third quarter of 2005.

Note 4. Balance Sheet Details

	September 25,	December 31,
	2005	2004
	(restated)	(restated)
	(in thousands)
Cash and cash equivalents:
Cash in bank	$ 27,133	$ 44,076
Money market funds	19,357	44,180
Commercial paper	52,823	1,397
United States government agency notes	13,854	-
	$ 113,167	$ 89,653

Short-term investments:
Commercial paper	$ -	$ 698
United States government agency notes	9,858	1,790
Asset-backed securities	1,251	-
	$ 11,109	$ 2,488

Inventories, net:
Purchased parts and raw materials	$ 25,782	$ 34,807
Work-in-process	3,439	4,679
Finished goods	5,463	3,859
	$ 34,684	$ 43,345

Property and equipment, net
Machinery and equipment	$ 36,934	$ 38,451
Furniture and fixtures	13,145	14,343
Leasehold improvements	12,202	12,587
	62,281	65,381
Less: accumulated depreciation	(41,097)	(38,116)
	$ 21,184	$ 27,265

Accrued liabilities:
Warranty	$ 14,065	$ 16,044
Accrued compensation and benefits	7,072	9,362
Income taxes payable	4,234	4,529
Other	12,265	18,514
	$ 37,636	$ 48,449

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (See Note 12 to Condensed Consolidated Financial Statements). The maturities of short-term investments as of September 25, 2005 are shown below (in thousands):

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Numerator:
Net income	$ 1,129	$ 8,325	$ 6,538	$ 15,368

Denominator:
Basic average shares outstanding	51,504	49,922	51,431	49,085
Effect of potential dilutive securities:
Stock option plans	990	1,129	998	1,503
Escrow shares related to Vortek acquisition	290	-	290	-
Diluted average shares outstanding	52,784	51,051	52,719	50,588

Net income per share - Basic	$ 0.02	$ 0.17	$ 0.13	$ 0.31

Net income per share - Diluted	$ 0.02	$ 0.16	$ 0.12	$ 0.30

For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company's common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands)

Number of potential dilutive securities excluded	3,968	3,239	3,885	2,607

Note 12. Comprehensive Income (Loss)

The balance of accumulated comprehensive income is as follows:

	September 25,	December 31,
	2005	2004
	(in thousands)

Cumulative translation adjustments	$ 9,523	$ 16,028
Unrealized investment loss	(48)	(1)
Accumulated comprehensive income	$ 9,475	$ 16,027

The following are the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands)

Net income	$ 1,129	$ 8,325	$ 6,538	$ 15,368
Cumulative translation adjustments	(555)	1,173	(6,505)	(276)
Unrealized investment gain (loss)	(20)	(9)	(47)	-
Comprehensive income (loss)	$ 554	$ 9,489	$ (14)	$ 15,092

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	September 25, 2005		September 26, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%

United States	$ 6,336	14	$ 8,618	13
Taiwan	17,790	39	29,743	45
Japan	13,640	30	9,717	15
China	2,793	6	6,611	10
Europe - others	2,206	5	3,218	5
Germany	1,673	3	5,070	8
Korea	977	2	2,231	3
Singapore	410	1	887	1
Others	57	-	-	-
	$ 45,882	100	$ 66,095	100
	Nine Months Ended
	September 25, 2005		September 26, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%

United States	$ 21,709	14	$ 20,866	12
Taiwan	58,412	36	72,965	41
Japan	32,873	21	27,530	15
Korea	17,465	11	13,595	8
China	10,113	6	19,321	11
Germany	9,328	6	13,424	8
Europe - others	4,681	3	5,263	3
Singapore	4,258	3	3,471	2
Others	132	-	-	-
	$ 158,971	100	$ 176,435	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributor (at the sales price to the distributor) and excludes the distributor as a significant customer. In the three months ended September 25, 2005, two customers accounted for 14% and 12% of net sales, respectively. In the three months ended September 26, 2004, two customers accounted for 12% and 11%, respectively, of net sales. For the nine months ended September 25, 2005, one customer accounted for 13% of net sales. For the nine months ended September 26, 2004, two customers accounted for 12% and 11% of net sales, respectively.

Geographical information relating to the Company's property and equipment as of September 25, 2005 and December 31, 2004 is as follows:

	September 25, 2005		December 31, 2004
	(restated)		(restated)
	(in thousands)%		(in thousands)%

United States	$ 14,565	69	$ 17,357	64
Germany	5,536	26	8,290	30
Others	1,083	5	1,618	6
	$ 21,184	100	$ 27,265	100

Note 14. DNS Patent Infringement Suit Settlement

On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. The jury found that six different DNS wet processing systems infringed on two of CFM's drying technology patents and that both patents were valid. On June 24, 2002, the Company and DNS jointly announced that they had amicably resolved their legal disputes with a comprehensive, global settlement agreement, which included termination of all outstanding litigation between the companies. On March 17, 2003, as part of the disposition of the wet surface preparation products business (Wet Business), the Company sold to SCP Global Technologies (SCP) the subsidiary that owns the patents licensed to DNS. However, the Company retained all rights to payments under the settlement and license agreements. The settlement agreement and license agreement require DNS to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and future royalties.

In July 2005, DNS paid the Company an additional $5.4 million under the license agreement as royalties for sales during the DNS fiscal year ended March 31, 2005 beyond the minimum annual royalty payment of $6.0 million paid to the Company in April 2005. As of September 25, 2005, DNS has made payments aggregating $68.8 million under the terms of the settlement and license agreements.

The Company determined that $16 million related to reimbursement of past attorneys' fees and an option fee agreement, and therefore recorded the $16 million as a reduction in operating expenses in the third quarter of 2002. The Company also determined that $29 million related to prior use of its technology and damages, and that the remaining $30 million in minimum payments related to royalties for future periods, which are recorded as royalty revenue in the year in which the royalties are earned or reported to the Company by DNS, which is generally when payments becomes due.

The Company is scheduled to receive minimum annual royalty payments of $6.0 million in April 2006 and $0.2 million in April 2007, totaling $6.2 million. Royalty payments received by the Company in excess of this amount, if any, will be recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally June of each year. The Company recognized $1.4 million of royalty revenue for the three months ended September 25, 2005 and September 26, 2004. The Company recognized $9.5 million and $4.4 million of royalty revenue for the nine months ended September 25, 2005 and September 26, 2004, respectively.

Note 15. Gain on Disposition of Wet Business

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

Note 16. Income Taxes

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

In the third quarter of 2004, the Company recorded income tax expense of approximately $9,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $24,000, foreign withholding taxes on royalty income of $80,000, and federal and state income taxes of approximately $30,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.1 million. In the first nine months of 2004, the Company recorded income tax expense of approximately $0.3 million, which consisted of foreign taxes of approximately $0.6 million, and federal and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.4 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward- looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth herein under "Risk Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

Restatement of Financial Results for the Three and Nine Months Ended September 25, 2005 and September 26, 2004

We have restated our previously issued consolidated financial statements for the three and nine months ended September 25, 2005 and September 26, 2004. For information about the effects of the restatement, see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A. The consolidated financial statements and financial information included in our quarterly reports on Form 10-Q as originally reported and current reports on Form 8-K previously filed or furnished by Mattson for these periods should not be relied upon and is superceded by the information in this Quarterly Report on Form 10-Q/A.

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

For the three months ended September 25, 2005, our net sales were $45.9 million, a decrease of 30.6% from $66.1 million for the same period last year, primarily due to a decrease in system sales of $17.6 million and a decrease in sales of service and spare parts of $2.6 million. Gross profit margin for the three months ended September 25, 2005 was 38.2%, a decrease of 5.6 percentage points from 43.8% for the same period of 2004. For the nine months ended September 25, 2005, our net sales were $159.0 million, a decrease of 9.9% from $176.4 million for the same period last year, primarily due to a decrease in system sales of $17.7 million and a decrease in sales of service and spare parts of $4.8 million in 2005. Gross profit margin for the nine months ended September 25, 2005 was 40.4%, a decrease of 1.5 percentage points from 41.9% for the same period of 2004.

Excluding the nonrecurring gain of $2.9 million from earn-out payments related to the sale in 2003 of our Wet Business, operating expenses for the three months ended September 25, 2005 were $19.8 million, $1.1 million lower than the $20.9 million reported for the same period of 2004. Excluding the nonrecurring gain, operating expenses as a percentage of net sales were 43.2% for the three months ended September 25, 2005, compared with 31.7% for the same period of 2004. Excluding the nonrecurring gain, operating expenses for the nine months ended September 25, 2005 were $61.2 million, $2.8 million higher than the $58.4 million reported for the same period of 2004, primarily due to increased research and development expenditures in 2005. Excluding the nonrecurring gain, operating expenses as a percentage of net sales were 38.5% for the nine months ended September 25, 2005, compared with 33.1% for the same period of 2004.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	56.2	59.6	58.1
Gross profit	38.2	43.8	40.4	41.9
Operating expenses:
Research, development and engineering	14.4	8.5	12.6	9.1
Selling, general and administrative	27.7	22.7	25.0	23.4
Amortization of intangibles	1.1	0.5	0.9	0.6
Gain on disposition of Wet Business	(6.2)	-	(1.8)	-
Total operating expenses	37.0	31.7	36.7	33.1
Income from operations	1.2	12.1	3.7	8.8
Interest and other income (expense), net	1.4	0.5	0.1	0.1
Income before income taxes	2.6	12.6	3.8	8.9
Provision (benefit) for income taxes	0.1	-	(0.3)	0.2
Net income	2.5%	12.6%	4.1%	8.7%

Net Sales and Deferred Revenue
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(as restated for all periods, in thousands)
Net sales	$ 45,882	$ 66,095	$ 158,971	$ 176,435
Change from prior year	$ (20,213)		$ (17,464)

Net sales for the third quarter of 2005 decreased from the same period of 2004, primarily due to a decrease in system sales of $17.6 million and a decrease in sales of service and spare parts of $2.6 million in 2005. Net sales for the third quarters of 2005 and 2004 each included royalty income of $1.4 million.

Net sales for the first nine months of 2005 decreased from the same period of 2004, primarily due to a decrease in system sales of $17.7 million and a decrease in sales of service and spare parts of $4.8 million in 2005. Net sales for first nine months of 2005 and 2004 included royalty income of $9.5 million and $4.4 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(as restated for all periods)
International sales	86%	87%	86%	88%
Sales to the Pacific Rim	78%	74%	77%	77%

Our deferred revenue at September 25, 2005 decreased to $13.0 million from $19.1 million at December 31, 2004, due to a net decrease in deferred revenue for system shipments and service contracts in the first nine months of 2005 of approximately $6.1 million.

Gross Profit and Gross Profit Margin
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
(as restated for all periods, in thousands)
Gross profit	$ 17,541	$ 28,951	$ 64,240	$ 73,848
Change from prior year	$ (11,410)		$ (9,608)

Gross profit in the third quarter of 2005 decreased by $11.4 million compared to the third quarter of 2004, primarily due to lower gross profit from systems sales of $9.3 million, lower gross profit from service and spare parts sales of $2.1 million, and a decrease of $0.4 million due to net deferral of systems revenue, partially offset by lower warranty expenses of $0.2 million.

Gross profit for the first nine months of 2005 decreased by $9.6 million compared to the first nine months of 2004, primarily due to decreases in gross profit from system sales of $15.1 million, lower service and spare parts sales of $3.5 million, and a decrease in gross profit of $1.5 million due to inventory valuation charges, partially offset by an increase in DNS royalty revenue of $5.0 million, an increase of $3.3 million due to net recognition of deferred systems revenue, and improved gross profit of $2.1 million due to lower warranty costs. The increase in gross profit from recognition of deferred systems revenue was due to the high volume of shipments in the third and fourth quarters of 2004, with corresponding revenue recognition upon customer acceptance in subsequent periods.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(as restated for all periods)
Gross profit margin	38.2%	43.8%	40.4%	41.9%

Gross profit margin in the third quarter of 2005 decreased by 5.6 percentage points compared to the third quarter of 2004, primarily due to lower gross profit margin contribution attributable to systems of 6.9 percentage points and service and spare parts of 0.8 percentage point, partially offset by improved gross profit margin contribution of 2.5 percentage points from net recognition of deferred systems revenue.

Gross profit margin for the first nine months of 2005 decreased 1.5 percentage points compared to the first nine months of 2004, primarily due to decreases in gross profit contribution attributable to system sales of 5.7 percentage points and service and spare parts sales of 1.2 percentage point, and a decrease in gross profit margin of 1.0 percentage point due to inventory valuation charges, partially offset by an increase of 2.3 percentage points due to net recognition of deferred systems revenue, and improved gross profit margin of 0.7 percentage points due to lower warranty costs.

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

Research, Development and Engineering
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(as restated for all periods, in thousands, except percentages)
Research, development and engineering	$ 6,616	$ 5,620	$ 19,992	$ 16,009
Percentage of net sales	14.4%	8.5%	12.6%	9.1%
Change from prior year	$ 996		$ 3,983

Research, development and engineering expenses increased in amount and as a percentage of net sales for the first three fiscal quarters of 2005 compared to the same periods of 2004, primarily due to increased activity in 2005 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(as restated for all periods, in thousands, except percentages)
Selling, general and administrative	$ 12,715	$ 14,976	$ 39,706	$ 41,368
Percentage of net sales	27.7%	22.7%	25.0%	23.4%
Change from prior year	$ (2,261)		$ (1,662)

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

Selling, general and administrative (SG&A) expenses for the first nine months of 2005 decreased compared to the same period of 2004, primarily due to decreases in salaries and benefits of $0.6 million and travel expenses of $0.9 million due to lower levels of business activity and increased outsourcing of non-core functions, and a reduction of $0.4 million due to the collection of accounts receivables during the period that had been previously reserved, and decreases in other miscellaneous expenses of $1.0 million as part of our ongoing effort to streamline our operations, partially offset by higher outsourcing costs of $1.2 million, primarily related to Sarbanes-Oxley compliance and changes to support our CFE business model.

Amortization of Intangibles
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Amortization of intangibles	$ 500	$ 328	$ 1,500	$ 985
Percentage of net sales	1.1%	0.5%	0.9%	0.6%
Change from prior year	$ 172		$ 515

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

Interest and Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
	(in thousands, except percentages)
Interest expense	$ (92)	$ (22)	$ (195)	$ (57)
Percentage of net sales	-0.2%	-	-0.1%	-
Change from prior year	$ (70)		$ (138)

Interest income	$ 675	$ 365	$ 1,598	$ 889
Percentage of net sales	1.5%	0.6%	1.0%	0.5%
Change from prior year	$ 310		$ 709

Other income (expense), net	$ 35	$ (36)	$ (1,204)	$ (600)
Percentage of net sales	0.1%	-0.1%	-0.8%	-0.4%
Change from prior year	$ 71		$ (604)

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

Provision for Income Taxes

The provision for income taxes was $61,000 for the quarter ended September 25, 2005. The tax provision was primarily due to a net provision of $49,000 for deferred taxes and a provision of $12,000 for state taxes. In the first nine months of 2005, we recorded an income tax benefit of approximately $0.4 million, which primarily consisted of a deferred tax benefit on the amortization of certain intangible assets of $0.3 million, and a benefit for foreign taxes of approximately $0.1 million. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. At September 25, 2005, management believes that sufficient uncertainty exists with regard to the realizability of deferred tax assets such that a full valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize all our net deferred tax assets.

In the third quarter of 2004, we recorded income tax expense of approximately $9,000, which consisted of foreign taxes incurred by its foreign sales and service operations of approximately $24,000, foreign withholding taxes on royalty income of $80,000, and federal and state income taxes of approximately $30,000, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.1 million. In the first nine months of 2004, we recorded income tax expense of approximately $0.3 million, which consisted of foreign taxes of approximately $0.6 million, and federal and state income taxes of approximately $0.1 million, partially offset by a deferred tax benefit on the amortization of certain intangible assets of $0.4 million.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments were $124.3 million at September 25 2005, an increase of $31.6 million from $92.7 million as of December 31, 2004. Stockholders' equity at September 25, 2005 was $205.5 million.

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

Cash Flows from Operating Activities

Net cash provided by operations during the nine months ended September 25, 2005 was $34.2 million, primarily due to net income of $6.5 million, a decrease in accounts receivable of $28.8 million, a decrease in inventories and inventories-delivered systems of $9.2 million, depreciation and amortization of $8.1 million, a decrease in advance billings of $5.9 million, and an inventory valuation charge of $2.1 million, partially offset by a decrease in accrued liabilities $9.8 million, a decrease in accounts payable of $7.7 million, a decrease in deferred revenue of $6.1 million, and the gain from disposition of Wet Business of $2.9 million.

The decrease of $28.8 million in accounts receivable was due to lower sales in 2005 and a new collection program we adopted in the fourth quarter of 2004, which has increased collections in the first nine months of 2005. The decrease in inventories of $5.4 million is primarily due to increased outsourcing of our manufacturing as part of our CFE business model, and increased efforts to obtain final acceptances on delivered systems. An inventory valuation charge of $2.1 million for excess and obsolescence provision was incurred for spare parts valuation and demonstration and evaluation tools. The decrease of $9.8 million in accrued liabilities was mainly due to a decrease in required warranty accruals of $2.0 million, the payment of an accrued 2004 performance bonus of $2.0 million and other fringe benefits of $1.1 million, payment of termination fees of $1.6 million related to our surrendered building leases in Germany, and payments of accrued lease termination costs of $0.5 million, in addition to lower balances from a lower level of business activity. The decrease in accounts payable of $7.7 million was mainly due to the payment of $4.6 million to an outsourced manufacturing partner for systems delivered in the fourth quarter of 2004, and lower overall accounts payable balances due a lower level of business activity. Advanced billings decreased by $5.9 million due to increased efforts by the Company in 2005 to obtain final acceptances on delivered systems.

The net cash used in operating activities during the nine months ended September 26, 2004 was $33.0 million, primarily attributable to an increase in accounts receivable of $28.5 million due to increased shipments and an increase in inventories of $24.4 million due to ramping up of manufacturing of products in response to increased system orders; which were partially offset by net income of $15.4 million.

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

International sales accounted for 86% of net sales in the first nine months of 2005, 87% of our net sales in 2004, and 87% of our net sales in 2003. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important as we expand our sales and marketing efforts in Asia. Our sales to customers located in China, Japan, Korea, Taiwan, and other Asian countries accounted for 77% of net sales in the first nine months of 2005, 78% of our net sales in 2004 and 70% of our net sales in 2003. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

There are 51,889,765 shares of our common stock outstanding as of September 25, 2005. On August 19, 2005, SES Beteiligungs-GmbH (SES BG) filed a Schedule 13D with the Securities and Exchange Commission, identifying SES BG as successor- in-interest to the shares previously owned by STEAG Electronic Systems AG (STEAG) as the result of a merger of STEAG into SES BG. As of September 25, 2005, a total of 4,565,728 shares (or 8.8%) of our common stock are held beneficially by SES BG. SES BG has indicated that it plans to reduce its ownership in our common stock over time. If SES BG were to sell a large number of shares, the market price of our common stock may decline. Moreover, the perception in the public markets that such sales by SES BG might occur could also adversely affect the market price of our common stock.

We incurred net operating losses during 2001 to 2003. We may not achieve or maintain profitability on an annual basis.

We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $69.7 million for the year ended December 31, 2002 and $35.5 million for the year ended December 31, 2003. Although we were profitable for the year ended December 31, 2004 and for the nine months ended September 25, 2005, we expect to continue to incur significant research and development and selling, general and administrative expenses. We may not achieve profitability in future years. We will need to continue to generate significant net sales to achieve and maintain profitability, and we may not be able to do so.

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

PART II. OTHER INFORMATION

ITEM  6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
4.1(3)	2005 Equity Incentive Plan
4.2(4)	Rights Agreement, effective as of July 28, 2005, between the Company and Mellon Investor Services, LLC, as rights agent.
10.14(5)	Industrial Space Lease, dated August 1, 2005, between the Company and Renco Equities IV, a California partnership.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(5) Previously filed

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