Form 10-Q
period 2006-07-02
MATTSON TECHNOLOGY INC
filed 2006-08-10
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of August 7, 2006: 52,498,085.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2006
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 2,	December 31,
	2006	2005
ASSETS	(thousands)
Current assets:
Cash and cash equivalents	$ 92,584	$ 116,593
Short-term investments	38,382	12,689
Accounts receivable, net	42,331	29,279
Advance billings	9,965	10,145
Inventories	43,860	32,876
Inventories - delivered systems	3,042	2,517
Prepaid expenses and other assets	12,968	13,603
Total current assets	243,132	217,702

Property and equipment, net	22,709	22,515
Goodwill	20,005	20,005
Intangibles, net	10,553	10,897
Other assets	5,013	4,448
Total assets	$ 301,412	$ 275,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,413	$ 17,436
Accrued liabilities	40,917	35,478
Deferred revenue	15,646	12,464
Total current liabilities	75,976	65,378

Total liabilities	75,976	65,378

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,861shares issued and 52,486 shares outstanding in 2006; 52,470 shares issued and 52,095 shares outstanding in 2005	52	52
Additional paid-in capital	617,677	614,090
Accumulated other comprehensive income	10,996	8,181
Treasury stock, 375 shares in 2006 and 2005, at cost	(2,987)	(2,987)
Accumulated deficit	(400,302)	(409,147)
Total stockholders' equity	225,436	210,189
Total liabilities and stockholders' equity	$ 301,412	$ 275,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	(in thousands, except per share amounts)

Net sales	$ 63,304	$ 60,310	$ 121,717	$ 113,089
Cost of sales	37,695	33,599	72,024	66,390
Gross profit	25,609	26,711	49,693	46,699

Operating expenses:
Research, development and engineering	6,691	6,972	13,298	13,376
Selling, general and administrative	14,282	12,851	29,080	26,991
Amortization of intangibles	172	500	344	1,000
Total operating expenses	21,145	20,323	42,722	41,367

Income from operations	4,464	6,388	6,971	5,332

Other income (expense), net	1,282	(7)	2,658	(419)

Income before income taxes	5,746	6,381	9,629	4,913

Provision for (benefit from) income taxes	594	(384)	784	(496)

Net income	$ 5,152	$ 6,765	$ 8,845	$ 5,409

Net income per share:
Basic	$ 0.10	$ 0.13	$ 0.17	$ 0.11
Diluted	$ 0.10	$ 0.13	$ 0.16	$ 0.10

Shares used in computing net income per share:
Basic	52,456	51,442	52,363	51,394
Diluted	53,543	52,578	53,652	52,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 2,	June 26,
	2006	2005
	(thousands)
Cash flows from operating activities:
Net income	$ 8,845	$ 5,409
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	3,020	4,532
Non-cash stock based compensation	828	85
Deferred taxes	-	(380)
Allowance for doubtful accounts	(132)	(633)
Inventory valuation charge	1,238	1,751
Amortization of intangibles	344	1,000
Other non-cash items	(46)	4
Changes in assets and liabilities:
Accounts receivable	(12,631)	16,402
Advance billings	180	(3,417)
Inventories	(11,515)	1,296
Inventories - delivered systems	(525)	(197)
Prepaid expenses and other current assets	853	(3,167)
Other assets	(524)	(174)
Accounts payable	1,677	(6,822)
Accrued liabilities	4,895	(8,201)
Deferred revenue	3,182	1,697
Net cash provided by (used in) operating activities	(311)	9,185

Cash flows from investing activities:
Purchases of property and equipment	(2,802)	(1,521)
Sales of equipment	-	4
Purchases of available-for-sale investments	(33,461)	(12,380)
Sales and maturities of available-for-sale investments	7,746	3,750
Net cash used in investing activities	(28,517)	(10,147)

Cash flows from financing activities:
Restricted cash	-	(1)
Proceeds from stock plans	2,759	1,341
Net cash provided by financing activities	2,759	1,340

Effect of exchange rate changes on cash and cash equivalents	2,060	(4,153)
Net decrease in cash and cash equivalents	(24,009)	(3,775)

Cash and cash equivalents, beginning of period	116,593	89,653
Cash and cash equivalents, end of period	$ 92,584	$ 85,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 2, 2006

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

The Company's current year will end December 31, 2006 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended July 2, 2006. The results of operations for the three and six months ended July 2, 2006 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain Securities and Exchange (SEC) rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the three and six months ended July 2, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three and six months ended July 2, 2006, refer to Note 7 - "Stock-Based Compensation."

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board (FASB) Statement No. 43, `Accounting for Compensated Absences'" (EITF 06-02). The Task Force concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. Currently, the Company has accrued for the expense related to sabbatical leave for those employees expected to qualify for sabbatical leave in the next eighteen months. The Company anticipates that the adoption of EITF 06-02 will have a material impact on the Company's consolidated financial position and results of operations, as the Company will be required to recognize an additional liability and corresponding operating expense for its existing sabbatical program. EITF 06-02 is effective for years beginning after June 28, 2006, and will be adopted by the Company on January 1, 2007. The Company will adopt EITF 06-02 as a change in accounting principle, and will show the cumulative effect of adoption in the first quarter of 2007, as permitted by the transition provisions of EITF 06-02.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

Note 2.    Balance Sheet Details

	July 2,	December 31,
	2006	2005
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 38,543	$ 35,969
Money market funds	13,147	35,675
Commercial paper and notes	40,894	44,949
	$ 92,584	$ 116,593

Short-term investments:
United States agency securities	$ 33,979	$ 11,325
United States corporate bonds	4,403	1,364
	$ 38,382	$ 12,689

Inventories, net:
Purchased parts and raw materials	$ 25,904	$ 22,529
Work-in-process	9,255	5,339
Finished goods	8,701	5,008
	$ 43,860	$ 32,876

Property and equipment, net:
Machinery and equipment	$ 40,716	$ 38,706
Furniture and fixtures	11,439	12,777
Leasehold improvements	12,101	12,153
	64,256	63,636
Less: accumulated depreciation	(41,547)	(41,121)
	$ 22,709	$ 22,515

Accrued liabilities:
Warranty	$ 13,878	$ 13,458
Accrued compensation and benefits	7,619	5,530
Income taxes payable	4,243	3,913
Other	15,177	12,577
	$ 40,917	$ 35,478

As of July 2, 2006 and December 31, 2005, the reserve for excess and obsolete inventories was $18.7 million and $19.3 million, respectively. All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (see Note 12 to condensed consolidated financial statements).

The maturities of short-term investments as of July 2, 2006 and December 31, 2005 are shown below:

	July 2,	December 31,
	2006	2005
	(thousands)

Due within one year	$ 29,984	$ 12,689
Due in one to two years	8,398	-
	$ 38,382	$ 12,689

Note 3.    Guarantees

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

The following table summarizes changes in the product warranty accrual for the three and six months ended July 2, 2006 and June 26, 2005:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	(thousands)

Balance at the beginning of the period	$ 13,850	$ 16,091	$ 13,458	$ 16,044
Accrual for warranties issued during the period	4,140	2,970	9,423	5,850
Settlements made during the period	(4,112)	(3,992)	(9,003)	(6,825)
Balance at the end of the period	$ 13,878	$ 15,069	$ 13,878	$ 15,069

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.8 million, representing standby letters of credit outstanding as of July 2, 2006. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company is a party to a variety of agreements, pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or with respect to certain intellectual property or tax-related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position or results of operations.

Note 4.    Borrowing Facilities

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit was renewed in April 2006 and expires in April 2007, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At July 2, 2006, there was no borrowing under this credit line. In April and May 2006, the Company was out of compliance with one covenant under the line of credit, which requires the Company to provide audited financial statements within 90 days of its fiscal year-end. The Company obtained a waiver of this covenant through May 3, 2006, the date it filed its Annual Report on Form 10-K with the SEC, including its audited financial statements for the year ended December 31, 2005.

Note 5.    Commitments and Contingencies

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13 "Accounting for Leases," and will be accrued on a straight-line basis over the lease term. The Company has provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to the additional minimum lease payment provision included in the lease.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. In July 2003, the manufacturing building at the Exton, Pennsylvania location was sublet for a period of approximately three years, until September 2006, with an option for the subtenant to renew for a total of two successive periods, the first for five years and the second for the balance of the term of the master lease. The sublease, aggregating to approximately $2.1 million in lease payments over the initial term, is expected to cover all related costs on the manufacturing building during the sublease period. In determining the facilities lease loss, net of cost recovery efforts, from expected sublease income, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. As of July 2, 2006 and December 31, 2005, the Company had an accrual balance of $1.2 million and $1.3 million, respectively, related to these leases. The Company expects to make payments related to the above noted leases over the next thirteen years, less any sublet amounts. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.7 million at July 2, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 6.    Employee Compensation Benefit Plans

2005 Equity Incentive Plan

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of 11,975,000 shares of common stock have been reserved for issuance. The Company's 2005 Plan is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.

As of July 2, 2006, out of the total shares authorized for issuance under the 1989 and 2005 Plans, approximately 4,097,000 shares had been issued, 5,891,000 shares were subject to outstanding options, 151,000 shares were subject to outstanding restricted stock units, and 1,723,000 shares remained available for future grant.

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

Employee Stock Purchase Plan

In August 1994, the Company adopted an employee stock purchase plan (the Purchase Plan) under which 6,175,000 shares of common stock had been reserved for issuance through July 2, 2006. At July 2, 2006, approximately 3,570,000 shares were reserved and available for future issuance under the Purchase Plan.

The Purchase Plan is administered over varying offering periods up to 27 months. During the three and six months ended June 26, 2005, the Company had a six-month offering period from August 1, 2004 to January 31, 2005, and a five-month offering period from June 1, 2005 to October 31, 2005. During the three and six months ended July 2, 2006, the Company began a seven-month offering period on April 12, 2006 which will end on November 10, 2006.

Eligible employees may designate not more than 15% of their gross cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the offering period. For the offering periods in 2005, the offering was at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever was lower. For the offering period in 2006, the offering is at a price per share equal to 90% of the market price of the common stock on the date immediately preceding the purchase date.

Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a Deferred Compensation Plan. Under the Deferred Compensation Plan, the Company provides eligible employees and non-employee members of its Board of Directors who participate in the plan (Participants) the opportunity to defer a specified percentage of their base salary or retainer fees for participation on the Company's Board and Board Committees. In addition, the Company may make discretionary contributions to the accounts of one or more Participants.

Under the Plan, the Company is obligated to deliver on a future date the deferred compensation credited to a Participant's account, adjusted for any positive or negative investment results from investment alternatives selected by the Participant under the Plan (the "Obligations"). The Obligations are unsecured general obligations of the Company and rank in parity with other unsecured and unsubordinated indebtedness of the Company. The Obligations are not transferable, except upon death of a Participant. There is no trading market for the Obligations.

As of July 2, 2006, the Company had approximately $166,000 in net assets under the Plan, which are invested primarily in equity investment funds. The Company has recorded these assets as other current assets and has recorded the corresponding liability to Plan participants as an accrued liability in the accompanying balance sheet. Unrealized gains and losses on Plan investments are recorded under other income (expense) in the accompanying statements of operations. Unrealized gains and losses for the three and six months ended July 2, 2006 were not material.

Note 7.    Stock-Based Compensation

Effective January 1, 2006, Mattson adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee. The Company previously applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation."

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." The pro-forma information for the three and six months ended June 26, 2005 was as follows:

	Three Months	Six Months
	Ended,	Ended,
	June 26, 2005	June 26, 2005
(in thousands, except per share amounts)

Net income as reported:	$ 6,765	$ 5,409
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(1,256)	(2,341)
Pro forma net income	$ 5,509	$ 3,068

Basic net income per share:
As reported	$ 0.13	$ 0.11
Pro forma	$ 0.11	$ 0.06

Diluted net income per share:
As reported	$ 0.13	$ 0.10
Pro forma	$ 0.10	$ 0.06

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt SFAS No. 123(R) using the modified prospective application method as described therein. Accordingly, during the three and six months ended July 2, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and six months ended July 2, 2006 was as follows:

	Three Months	Six Months
	Ended,	Ended,
	July 2, 2006	July 2, 2006
	(in thousands, except per share amounts)
Stock-based compensation by type of award:
Stock options	$ 485	$ 709
Restricted stock units (1)	100	102
Employee Stock Purchase Plan	17	17
Total stock-based compensation	602	828
Tax effect on stock-based compensation	-	-
Effect on net income	$ 602	$ 828

Stock-based compensation by category of expense:
Cost of sales	$ 16	$ 20
Research, development and enginnering	78	115
Selling, general and administrative	508	693
Effect on net income	$ 602	$ 828

Effect on earnings per share:
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02
  Stock-based compensation expense of $100,000 and $102,000 for the three and six months ended July 2, 2006, related to restricted stock units would also have been recorded under the provisions of APB No. 25.

As of December 31, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $2.0 million after estimated forfeitures. In the Company's pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three and six months ended July 2, 2006, the Company granted stock options and restricted stock units to acquire approximately 759,000 and 800,000 shares of common stock, respectively, with an estimated total grant-date fair value of $6.6 million and $7.0 million, respectively. As of July 2, 2006, the unrecorded deferred stock-based compensation balance related to stock options and restricted stock units was $6.9 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 1.6 years.

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	88%	93%	88%	92%
Risk-free interest rate	4.4%	3.8%	4.4%	4.0%
Expected life of options	5 years	4 years	5 years	4 years

ESPP:
Expected dividend yield	n/a (2)	(1)	n/a (2)	-
Expected stock price volatility	n/a (2)	(1)	n/a (2)	52%
Risk-free interest rate	n/a (2)	(1)	n/a (2)	2.8%
Expected life of options	n/a (2)	(1)	n/a (2)	0.5 year

(1) The Company did not complete an offering under its ESPP program during the three months ended June 26, 2005.

(2) In 2006, the Company's offering does not include a look-back option feature. As there is no option feature in 2006, compensation cost for 2006 is determined using the intrinsic value of the 10% discount, and the use of an option-pricing model is not applicable.

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

The following table summarizes the Company's equity compensation plans as of July 2, 2006:

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	5,908,000	$ 9.27	5,293,000
Equity compensation plans not
compensation plans (2) (excluding securities reflected in column (a))	-	-	-
Total	5,908,000	$ 9.27	5,293,000
  Amounts shown are for options granted only. There were also restricted stock units for 151,000 shares outstanding under the 2005 Plan as of July 2, 2006. Amount includes options to purchase 17,000 shares of common stock outstanding under stock option plans the Company assumed upon acquisition of CFM Technology in 2001.
  2005 Plan awards of restricted stock are counted against the total number of shares issuable under the plan at 1.75 shares for every one share subject thereto. Including the 151,000 restricted stock units issued in the first six months of 2006 (applying the 1.75 ratio as required by the 2005 Plan), and including the 3,570,000 shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 5,293,000 shares as of July 2, 2006.

The options outstanding and exercisable at July 2, 2006 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of				Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices			Number	Life	Price	Value	Number	Life	Price	Value
			(thousands)	(years)		(thousands)	(thousands)	(years)		(thousands)
$ 1.55	-	$ 3.20	842	6.6	$ 2.48	$ 6,139	679	6.6	$ 2.49	$ 4,945
3.30	-	7.43	800	5.1	6.59	2,540	676	5.1	6.57	2,164
7.48	-	8.76	887	5.9	7.93	1,628	630	5.9	7.78	1,254
8.80	-	9.77	875	7.5	9.27	439	870	7.5	9.27	436
9.94	-	10.44	625	5.1	10.39	-	623	5.1	10.39	-
10.75	-	12.00	1,269	7.4	11.49	-	758	7.4	11.21	-
12.08	-	69.20	610	5.4	18.34	-	587	5.4	18.59	-
$ 1.55	-	$ 69.20	5,908	6.3	$ 9.27	$ 10,746	4,823	6.3	$ 9.32	$ 8,799

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $9.77 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options exercisable as of July 2, 2006 was 2.9 million.

The weighted average grant date fair value of options granted during the six months ended July 2, 2006 and June 26, 2005 was $8.05 and $5.87 per share, respectively. The weighted average fair value of ESPP shares granted during the six months ended June 26, 2005 was $2.48 per share.

The total intrinsic value of options exercised during the six months ended July 2, 2006 and June 26, 2005 was $1.9 million and $0.5 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended July 2, 2006 and June 26, 2005 was approximately $2.7 million and $0.5 million, respectively. The Company settles employee stock option exercises with newly issued common shares.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 17,000 shares outstanding under the Company's CFM plans as of July 2, 2006:

			Weighted-
	Awards		Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
	(thousands)	(thousands)

Balances at December 31, 2005	2,469	5,822	$ 8.93
Options granted	(649)	649	11.40
Options exercised	-	(391)	6.97
Options cancelled/expired/forfeited	167	(172)	11.13
Restricted stock units granted	(264)	-	-
Balances at July 2, 2006	1,723	5,908	$ 9.27

Restricted Stock Units

As of December 31, 2005, the Company had no deferred stock-based compensation balance related to restricted stock units. During the three and six months ended July 2, 2006, the Company's Board of Directors approved the grant of 142,000 and 151,000 shares of restricted stock units, respectively. These restricted stock units generally vest ¼ of the units granted on the first anniversary of the date of grant, and 1/36 of the units per month thereafter. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three and six months ended April 2, 2006 was $1.4 million and $1.5 million, respectively, after estimated forfeitures. Stock-based compensation cost for restricted stock units for the three and six months ended July 2, 2006 was $100,000 and $102,000, respectively.

As of July 2, 2006, there was $1.4 million of total deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 1.9 years.

Note 8.    Reportable Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief operating decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment for the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of products and services for this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Six Months Ended
	July 2, 2006		June 26, 2005		July 2, 2006		June 26, 2005
	(thousands)%		(thousands)%		(thousands)%		(thousands)%

United States	$ 8,071	13	$ 6,787	11	$ 15,394	13	$ 15,373	14
Taiwan	22,659	36	25,505	42	35,590	29	40,622	36
Japan	9,373	15	10,847	18	16,228	13	19,233	17
Korea	15,698	25	8,499	14	34,418	28	16,488	15
Other Asia	5,521	8	4,325	7	14,528	12	11,168	9
Europe and others	1,982	3	4,347	8	5,559	5	10,205	9
	$ 63,304	100	$ 60,310	100	$ 121,717	100	$ 113,089	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributors (at the sales price to the distributors) and excludes the distributors as significant customers. In the three months ended July 2, 2006, three customers accounted for 15%, 13% and 12% of net sales, respectively. In the three months ended June 26, 2005, two customers each accounted for 14% of net sales. In the six months ended July 2, 2006, one customer accounted for 17% of net sales. In the six months ended June 26, 2005, one customer accounted for 16% of net sales.

Geographical information relating to the Company's property and equipment as of July 2, 2006 and December 31, 2005 is as follows:

	July 2, 2006		December 31, 2005
	(thousands)%		(thousands)%

The United States	$ 13,039	57	$ 13,868	62
Germany	6,312	28	4,978	22
Others	3,358	15	3,669	16
	$ 22,709	100	$ 22,515	100

Note 9.    DNS Patent Infringement Suit Settlement

On June 24, 2002, the Company entered into a settlement agreement and a license agreement with Dainippon Screen Manufacturing Co., Ltd. (DNS), under which DNS agreed to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

In April 2006, DNS paid the Company the minimum annual royalty payment of $6.0 million. In June 2006, DNS paid the Company an additional royalty payment of $2.4 million for royalties due through March 31, 2006. Royalty payments received by the Company in excess of the minimum annual payments are recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally in June of each year. The last royalty payment to be paid by DNS under the license agreement will be due in June 2008.

As of July 2, 2006, DNS has made payments aggregating $77.2 million under the terms of the settlement and license agreements. Of the $77.2 million paid by DNS as of July 2, 2006, $4.6 million was withheld as Japanese withholding tax. In December 2004, the Company received a $3.1 million withholding tax refund from the Japanese tax authority through competent authority in respect of DNS's payments to the Company. The refund received was for Japanese withholding taxes paid through June 30, 2004. Effective July 1, 2004, no withholding tax is applicable on royalty payments from DNS due to the ratification of a new tax treaty on November 6, 2003, between Japan and the United States of America.

The Company recognized $3.8 million and $6.8 million of royalty revenue for the three months ended July 2, 2006 and June 26, 2005, respectively. The Company recognized $5.1million and $8.1 million of royalty revenue for the six months ended July 2, 2006 and June 26, 2005, respectively.

Note 10.    Income Taxes

The provision for income taxes reflected a tax provision of $594,000 for the quarter ended July 2, 2006. The tax provision was primarily due to foreign taxes of $529,000. The provision for income taxes reflected a tax benefit of $384,000 for the quarter ended June 26, 2005. The tax benefit was primarily due to a benefit of $631,000 from the settlement of certain foreign tax matters and amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek, partially offset by a provision of $445,000 for foreign taxes.

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company's valuation allowance at July 2, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets.

Note 11.    Net Income Per Share

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

The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	(thousands)

Weighted average shares outstanding - Basic	52,456	51,442	52,363	51,394
Diluted potential common shares from stock options	1,087	846	1,289	1,003
Escrow shares related to Vortek	-	290	-	290
Weighted average shares outstanding - Diluted	53,543	52,578	53,652	52,687

Total stock options outstanding of 2.9 million and 1.9 million for the three and six months ended July 2, 2006, respectively, and 4.7 million and 3.8 million for the three and six months ended June 26, 2005, respectively, were excluded from the computations because their inclusion would have been antidilutive.

Note 12.    Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	July 2,	December 31,
	2006	2005
	(thousands)

Cumulative translation adjustments	$ 11,149	$ 8,206
Unrealized investment loss	(153)	(25)
	$ 10,996	$ 8,181

The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	(thousands)

Net income	$ 5,152	$ 6,765	$ 8,845	$ 5,409
Cumulative translation adjustments	2,228	(3,031)	2,943	(5,950)
Unrealized investment loss	(86)	(24)	(128)	(27)
Comprehensive income (loss)	$ 7,294	$ 3,710	$ 11,660	$ (568)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D activity), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in our Annual Report on Form 10-K in Item 1A under "Risk Factors That May Affect Future Results and Market Price of Stock." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2005.

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

Going forward, the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment and our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability, (b) develop and bring to market new products that address our customers' needs, (c) grow customer loyalty through collaboration with and support of our customers, (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles, and (e) generate the gross margins necessary to enable us to make the necessary investments in our business.

For the three months ended July 2, 2006, our net sales were $63.3 million, an increase of 5.0% from $60.3 million for the same period last year, primarily due to an increase in system sales of $3.3 million and an increase in sales of service and spare parts of $2.6 million, partially offset by lower royalty revenues from DNS of $3.0 million. For the six months ended July 2, 2006, our net sales were $121.7 million, an increase of 7.6% from $113.1 million for the same period last year, primarily due to an increase in system sales of $7.4 million and an increase in sales of service and spare parts of $4.2 million, partially offset by lower royalty revenues from DNS of $3.0 million.

Gross profit margin for the three months ended July 2, 2006 was 40.5%, a decrease of 3.8 percentage points from 44.3% for the same period of 2005. Gross profit margin for the six months ended July 2, 2006 was 40.8%, a decrease of 0.5 percentage points from 41.3% for the same period of 2005.

Operating expenses for the three months ended July 2, 2006 were $21.1 million, $0.8 million higher than the $20.3 million reported for the same period of 2005. Operating expenses as a percentage of net sales were 33.4% for the three months ended July 2, 2006, compared with 33.7% for the same period of 2005. Operating expenses for the six months ended July 2, 2006 were $42.7 million, $1.4 million higher than the $41.4 million reported for the same period of 2005. Operating expenses as a percentage of net sales were 35.1% for the six months ended July 2, 2006, compared with 36.6% for the same period of 2005.

For the six months ended July 2, 2006, net cash used in operating activities was $0.3 million.  Cash, cash equivalents, and short-term investments totaled $131.0 million as of July 2, 2006.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We consider certain accounting policies related to revenue recognition, warranty obligations, inventories, and income taxes as critical to our business operations and an understanding of our results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB 104). We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

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

Income Taxes. We have recognized a net deferred tax asset of $3.0 million related to our German operations, as we expect it is more likely than not that we will realize the benefit from the German net deferred tax asset as of July 2, 2006. For all other tax jurisdictions, we recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of July 2, 2006. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Increase (Decrease)
	July 2, 2006		June 26, 2005
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 63,304	100.0	$ 60,310	100.0	$ 2,994	5.0
Cost of sales	37,695	59.5	33,599	55.7	4,096	12.2
Gross profit	25,609	40.5	26,711	44.3	(1,102)	(4.1)
Operating expenses:
Research, development and engineering	6,691	10.6	6,972	11.6	(281)	(4.0)
Selling, general and administrative	14,282	22.5	12,851	21.3	1,431	11.1
Amortization of intangibles	172	0.3	500	0.8	(328)	(65.6)
Total operating expenses	21,145	33.4	20,323	33.7	822	4.0
Income from operations	4,464	7.1	6,388	10.6	(1,924)	(30.1)
Other income (expense), net	1,282	2.0	(7)	-	1,289	n/m (1)
Income before income taxes	5,746	9.1	6,381	10.6	(635)	(10.0)
Income tax expense (benefit)	594	1.0	(384)	(0.6)	978	n/m (1)
Net income	$ 5,152	8.1	$ 6,765	11.2	$ (1,613)	(23.8)

	Six Months Ended				Increase (Decrease)
	July 2, 2006		June 26, 2005
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 121,717	100.0	$ 113,089	100.0	$ 8,628	7.6
Cost of sales	72,024	59.2	66,390	58.7	5,634	8.5
Gross profit	49,693	40.8	46,699	41.3	2,994	6.4
Operating expenses:
Research, development and engineering	13,298	10.9	13,376	11.8	(78)	(0.6)
Selling, general and administrative	29,080	23.9	26,991	23.9	2,089	7.7
Amortization of intangibles	344	0.3	1,000	0.9	(656)	(65.6)
Total operating expenses	42,722	35.1	41,367	36.6	1,355	3.3
Income from operations	6,971	5.7	5,332	4.7	1,639	30.7
Other income (expense), net	2,658	2.2	(419)	(0.4)	3,077	n/m (1)
Income before income taxes	9,629	7.9	4,913	4.3	4,716	96.0
Income tax expense (benefit)	784	0.6	(496)	0.5	1,280	n/m (1)
Net income	$ 8,845	7.3	$ 5,409	4.8	$ 3,436	63.5

(1) not meaningful

Net Sales and Deferred Revenue

Net sales for the three months ended July 2, 2006 increased from the same period of 2005, primarily due to an increase in system sales of $3.3 million and an increase in sales of service and spare parts of $2.6 million, partially offset by lower royalty revenues from DNS of $3.0 million. Net sales for the second quarters of 2006 and 2005 included royalty income from DNS of $3.8 million and $6.8 million, respectively.

Net sales for the six months ended July 2, 2006 increased from the same period of 2005, primarily due to an increase in system sales of $7.4 million and an increase in sales of service and spare parts of $4.2 million, partially offset by lower royalty revenues from DNS of $3.0 million. Net sales for the first six months of 2006 and 2005 included royalty income from DNS of $5.1million and $8.1 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005

International sales	87%	89%	87%	86%
Sales to the Pacific Rim	84%	81%	82%	77%

Our deferred revenue at July 2, 2006 increased to $15.6 million from $12.5 million at December 31, 2005, primarily due to an increase in deferred revenue from our license agreement with DNS of $2.3 million and a net increase in deferred revenue for system shipments and service contracts in the first six months of 2006 of approximately $0.8 million.

Gross Profit and Gross Profit Margin

Gross profit in the three months ended July 2, 2006 decreased by $1.1 million compared to the same period of 2005, primarily due to lower gross profit from DNS of $3.0 million and lower gross profit of $2.0 million due to net deferral of systems revenue in accordance with the requirements of SAB 104, which was partially offset by higher gross profit related to systems sales of $2.4 million, and higher gross profit from service and spare parts sales of $1.5 million.

Gross profit margin in the three months ended July 2, 2006 decreased by 3.8 percentage points compared to the same period of 2005, primarily due to lower gross profit margin from DNS of 5.3 percentage points and lower gross profit margin of 3.3 percentage points due to net deferral of systems revenue in accordance with the requirements of SAB 104, which was partially offset by higher gross profit margin related to systems sales of 2.6 percentage points, and higher gross profit margin from service and spare parts sales of 2.1 percentage points.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. We continue to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our "cyclically flexible enterprise" business model, which is designed to enable us to expand and contract our manufacturing capacity to meet market conditions. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, overhead absorption levels, and SAB 104 requirements.

Research, Development and Engineering

Research, development and engineering expenses (RD&E) decreased for the three and six months ended July 2, 2006 compared to the same periods of 2005. RD&E expenses in 2006 were primarily due to activities to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended July 2, 2006 increased compared to the same period of 2005, primarily due to a $1.6 million increase in audit, legal and professional expenses which related primarily to the additional efforts needed to complete our 2005 Form 10-K and restate certain financial statements, increased travel expenses of $0.4 million due to higher levels of business activity, and a charge of $0.5 million for stock-based compensation in 2006 due to the adoption of FAS 123R, partially offset by lower depreciation expenses of $0.8 million and lower miscellaneous expenses of $0.4 million.

Selling, general and administrative (SG&A) expenses for the six months ended July 2, 2006 increased compared to the same period of 2005, primarily due to a $1.8 million increase in audit, legal and professional expenses which related primarily due to the additional efforts needed to complete our 2005 Form 10-K and restate certain financial statements, increased travel expenses of $0.6 million due to higher levels of business activity, a charge of $0.7 million for stock-based compensation in 2006 due to the adoption of FAS 123(R), and other miscellaneous expenses of $0.4 million, partially offset by lower depreciation expenses of $1.5 million. Additionally, selling, general and administrative costs in the first six months of 2005 benefited $0.5 million due to a reduction in accounts receivable reserve requirements.

Amortization of Intangibles

Amortization of intangibles for the three and six months ended July 2, 2006 decreased compared to the same period of 2005 as the intangibles resulting from our acquisition of the STEAG semiconductor division in January 2001 were fully amortized at December 31, 2005. The amortization of intangibles in the three and six months ended July 2, 2006 results from our acquisition of Vortek Industries Ltd. on October 27, 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense) increased for the three months ended July 2, 2006 compared with the same period of 2005, primarily due to higher average interest rates, which increased interest income by $0.9 million, higher miscellaneous income of $0.2 million and a lower foreign currency exchange loss of $0.2 million.

Interest and other income (expense) increased for the six months ended July 2, 2006 compared with the same period of 2005, primarily due to higher average interest rates, which increased interest income by $1.5 million, higher miscellaneous income of $0.4 million and a lower foreign currency exchange loss of $1.2 million. The foreign currency exchange loss in 2005 included a realized foreign exchange loss of $1.3 million on forward foreign exchange contracts settled during January 2005.

Provision for Income Taxes

The provision for income taxes reflected a tax provision of $594,000 for the three months ended July 2, 2006. The tax provision was primarily due to foreign taxes of $529,000. The provision for income taxes reflected a tax benefit of $384,000 for the quarter ended June 26, 2005. The tax benefit was primarily due to a benefit of $631,000 from the settlement of certain foreign tax matters and amortization of the deferred tax liability in the amount of $190,000 associated with the acquired intangibles of STEAG and Vortek, partially offset by a provision of $445,000 for foreign taxes.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at July 2, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. We previously applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation." We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three and six months ended July 2, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

During the three and six months ended July 2, 2006, we recorded stock-based compensation related to stock options of $485,000 and $709,000, respectively. As of July 2, 2006, the unrecorded deferred stock-based compensation after estimated forfeitures related to stock options was $6.9 million and will be recognized over an estimated weighted average amortization period of 1.6 years. During the three and six months ended July 2, 2006, we recorded stock-based compensation related to our employee stock purchase plan of $17,000 and $17,000, respectively. Compensation cost related to restricted stock units for the three and six months ended July 2, 2006 was $100,000 and $102,000, respectively. Compensation cost for restricted stock units is determined based on the grant date fair value of the shares of common stock, and is recognized on a straight-line basis over the requisite service period. As of July 2, 2006, the unrecorded deferred stock-based compensation, after estimated forfeitures, related to nonvested restricted stock units granted under the 2005 Equity Incentive Plan was $1.4 million. That cost is expected to be recognized over an estimated weighted average amortization period of 1.9 years.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments were $131.0 million at July 2, 2006, an increase of $1.7 million from $129.3 million as of December 31, 2005. Stockholders' equity at July 2, 2006 was $225.4 million.

Credit Arrangements

In April 2006, we renewed our $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit now expires in April 2007, and has an annual commitment fee of $30,000. In April and May 2006, we were out of compliance with one covenant under the line of credit, which requires us to provide audited financial statements within 90 days of our fiscal year-end. We obtained a waiver of this covenant through May 3, 2006, the date we filed our Annual Report on Form 10-K with the SEC, including our audited financial statements for the year ended December 31, 2005.

Off-Balance-Sheet Arrangements

As of July 2, 2006, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

In September 2005, we entered into a new lease agreement for our existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million. We have one five-year option to extend the lease at then current market lease rates. Additionally, we are responsible for insurance, real property taxes, and operating expenses. Upon termination of the lease, we are responsible for an additional lease payment of $1.5 million, subject to adjustment, and we have provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount will be increased to reflect any adjustments made to the additional minimum lease payment.

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.7 million at July 2, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or us to the Minister.

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 9).

In April 2006, DNS paid us the minimum annual royalty payment of $6.0 million. In June 2006, DNS paid us an additional royalty payment of $2.4 million for royalties due through March 31, 2006. As of July 2, 2006, DNS has made payments aggregating $77.2 million under the terms of the settlement and license agreements.

Liquidity and Capital Resources Outlook

As of July 2, 2006, we had cash, cash equivalents, and short-term investments of $131.0 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash used in operations during the six months ended July 2, 2006 was $0.3 million, primarily due to an increase in inventories of $11.5 million and an increase in accounts receivable of $12.6 million, partially offset by net income of $8.8 million, an increase in accrued liabilities of $4.9 million, an increase in deferred revenue of $3.2 million and depreciation of $3.0 million. The increase in accounts receivable was primarily due to higher shipments toward the end of the fiscal quarter, and an increase in sales from the fourth quarter of 2005. The increase in inventories is primarily due to the increase in system sales in 2006.

Net cash provided by operations during the six months ended June 26, 2005 was $9.2 million, primarily due to net income of $5.4 million, a decrease in accounts receivable of $16.4 million, depreciation and amortization of $5.5 million, a decrease in inventories of $1.3 million, and an inventory valuation charge of $1.8 million, partially offset by a decrease in accrued liabilities of $8.2 million, a decrease in accounts payable of $6.8 million, an increase in advance billings of $3.4 million, and an increase in prepaid expenses and other current assets of $3.2 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended July 2, 2006 was $28.5 million, primarily due to purchases of $33.5 million of available-for-sale investments and capital spending of $2.8 million, partially offset by proceeds of $7.8 million from sales and maturities of available-for-sale investments.

Net cash used in investing activities during the six months ended June 26, 2005 was $10.1 million, primarily due to purchases of $12.4 million of available-for-sale investments and capital expenditures of $1.5 million for computer equipment and software, partially offset by proceeds of $3.8 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended July 2, 2006 was $2.8 million, attributable to net proceeds of $2.8 million from stock options exercised.

Net cash provided by financing activities during the six months ended June 26, 2005 was $1.3 million, attributable to net proceeds of $1.3 million from stock options exercised and stock purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share- based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the three and six months ended July 2, 2006, had a material impact on our consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months and six months ended July 2, 2006, refer to Note 7 - "Stock-Based Compensation."

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006,the FASB ratified the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board (FASB) Statement No. 43, `Accounting for Compensated Absences'" (EITF 06-02). The Task Force concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. Currently, we have accrued for the expense related to sabbatical leave for those employees expected to qualify for sabbatical leave in the next eighteen months. We anticipate that the adoption of EITF 06-02 will have a material impact on our consolidated financial position and results of operations, as we will be required to recognize an additional liability and corresponding operating expense for our existing sabbatical program. EITF 06-02 is effective for years beginning after June 28, 2006, and will be adopted by us on January 1, 2007. We will adopt EITF 06-02 as a change in accounting principle, and will show the cumulative effect of adoption in the first quarter of 2007, as permitted by the transition provisions of EITF 06-02.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and changes in interest rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio of cash and cash equivalents and short-term investments. We do not currently use derivative financial instruments in our investment portfolio, or hedge for interest rate exposures. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $92.7 million in cash equivalents and $38.4 million in short-term marketable securities as of July 2, 2006. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments. The maturities of short-term investments in our portfolio as of July 2, 2006 and December 31, 2005 are shown below:

	July 2,	December 31,
	2006	2005
	(thousands)

Due within one year	$ 29,984	$ 12,689
Due in one to two years	8,398	-
	$ 38,382	$ 12,689

Foreign Currency Risk

Historically, much of our revenues and capital spending has been transacted in U.S. dollars.

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the reporting period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income/(loss). Foreign currency translation gains and losses are recognized in the consolidated statements of operations as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US$38.6 million (weighted average contract rate of 1 Euro to US$1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net in the first quarter of 2005. We did not enter into any new forward foreign exchange contracts during the three or six months ended July 2, 2006 and June 26, 2005. There were no forward foreign exchange contracts outstanding as of July 2, 2006 or December 31, 2005.

Item 4. Controls and Procedures

Remediation Plan for Previously Identified Material Weaknesses

During the process of preparing our Annual Report on Form 10-K for the year ended December 31, 2005, our management identified the following material weaknesses as of December 31, 2005:

    We did not maintain effective controls, including monitoring, over the financial statement closing and reporting process.
    We did not maintain effective controls over the valuation and accuracy of certain inventory and related costs of goods sold.

Beginning in the fourth quarter of 2005, and continuing through the second quarter of 2006, our management has been taking action to remedy the material weaknesses identified above. These include actions to improve our finance organization by adding and redefining positions and functional roles within the organization, improving control procedures, adding significant layers of internal review, and hiring additional personnel with appropriate levels of financial reporting expertise. We expect to add additional finance personnel in the second half of 2006.

We added an additional layer of internal review over the computation of our reserves for slow-moving and excess and obsolete inventory calculations in the fourth quarter of 2005, which we have continued in the first and second quarters of 2006.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management has identified changes during the second quarter, which were initiated as part of our remediation plan for our previously identified material weaknesses as described above.

These changes include organizational changes in our finance group, including the creation of additional positions and redefined roles, the hiring of additional personnel, and the implementation of significant additional internal reviews of the quarterly and year-end financial statement closing processes. We expect to continue implementing and testing our remediation actions in the second half of 2006.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report or elsewhere, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 3, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Stockholders was held on June 21, 2006. Out of 52,447,148 shares of Common Stock (as of the record date of May 17, 2006) entitled to vote at the meeting, 43,639,092 shares were present in person or by proxy.

At the meeting, the stockholders elected Dr. Jochen Melchior and Shigeru Nakayama as Class III directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

Nominee	For	Withheld

Dr. Jochen Melchior	24,601,116	19,037,976
Shigeru Nakayama	24,939,819	18,699,273

Our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the year ending December 31, 2006. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote

43,498,195	135,206	5,691	-

ITEM  6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

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

Mattson Technology, Inc. (Registrant)

Dated: August 10, 2006

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2006

By: /s/ LUDGER VIEFHUES Ludger Viefhues Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)