Form 10-Q
period 2006-10-01
MATTSON TECHNOLOGY INC
filed 2006-11-13
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 31, 2006: 52,548,674.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2006
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 1,	December 31,
	2006	2005
ASSETS	(thousands, except for par values)
Current assets:
Cash and cash equivalents	$ 84,085	$ 116,593
Short-term investments	48,464	12,689
Accounts receivable, net	51,374	29,279
Advance billings	8,265	10,145
Inventories	47,284	32,876
Inventories - delivered systems	-	2,517
Prepaid expenses and other assets	10,443	13,603
Total current assets	249,915	217,702

Property and equipment, net	27,107	22,515
Goodwill	20,005	20,005
Intangibles, net	10,381	10,897
Other assets	5,053	4,448
Total assets	$ 312,461	$ 275,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 24,019	$ 17,436
Accrued liabilities	43,742	35,478
Deferred revenue	12,939	12,464
Total current liabilities	80,700	65,378

Other liabilities	293	-
Total liabilities	80,993	65,378

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,890 shares issued and 52,515 shares outstanding in 2006; 52,470 shares issued and 52,095 shares outstanding in 2005	53	52
Additional paid-in capital	618,536	614,090
Accumulated other comprehensive income	11,581	8,181
Treasury stock, 375 shares in 2006 and 2005, at cost	(2,987)	(2,987)
Accumulated deficit	(395,715)	(409,147)
Total stockholders' equity	231,468	210,189
Total liabilities and stockholders' equity	$ 312,461	$ 275,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	(in thousands, except per share amounts)

Net sales	$ 76,460	$ 45,882	$ 198,177	$ 158,971
Cost of sales	50,193	28,017	121,473	93,764
Gross profit	26,267	17,865	76,704	65,207

Operating expenses:
Research, development and engineering	7,265	6,616	20,563	19,992
Selling, general and administrative	15,936	13,039	45,760	40,673
Amortization of intangibles	172	500	516	1,500
Gain on disposition of Wet Business	(572)	(2,862)	(572)	(2,862)
Total operating expenses	22,801	17,293	66,267	59,303

Income from operations	3,466	572	10,437	5,904

Interest and other income, net	1,573	618	4,231	199

Income before income taxes	5,039	1,190	14,668	6,103

Provision for (benefit from) income taxes	452	61	1,236	(435)

Net income	$ 4,587	$ 1,129	$ 13,432	$ 6,538

Net income per share:
Basic	$ 0.09	$ 0.02	$ 0.26	$ 0.13
Diluted	$ 0.09	$ 0.02	$ 0.25	$ 0.12

Shares used in computing net income per share:
Basic	52,502	51,504	52,409	51,431
Diluted	53,228	52,784	53,467	52,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	October 1,	September 25,
	2006	2005
	(thousands)
Cash flows from operating activities:
Net income	$ 13,432	$ 6,538
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for doubtful accounts	386	(1,033)
Amortization of intangibles	516	1,500
Deferred taxes	-	(330)
Depreciation	4,432	6,625
Gain on disposition of Wet Business	(572)	(2,862)
Inventory valuation charge	1,722	2,090
Stock-based compensation	1,586	97
Other non-cash items	(103)	10
Changes in assets and liabilities:
Accounts receivable	(22,338)	28,842
Advance billings	1,880	5,879
Inventories	(14,375)	5,387
Inventories - delivered systems	2,517	3,790
Prepaid expenses and other current assets	3,331	1,007
Other assets	(605)	368
Accounts payable	6,257	(7,740)
Accrued liabilities	8,290	(9,845)
Deferred revenue	475	(6,142)
Other liabilities	293	-
Net cash provided by operating activities	7,124	34,181

Cash flows from investing activities:
Purchases of available-for-sale investments	(48,292)	(17,349)
Sales and maturities of available-for-sale investments	12,746	8,825
Purchases of property and equipment	(9,327)	(2,110)
Sales of property and equipment	283	4
Proceeds from the disposition of Wet Business	-	2,862
Net cash used in investing activities	(44,590)	(7,768)

Cash flows from financing activities:
Proceeds from stock plans	2,861	2,096
Restricted cash	-	511
Net cash provided by financing activities	2,861	2,607

Effect of exchange rate changes on cash and cash equivalents	2,097	(5,506)
Net increase (decrease) in cash and cash equivalents	(32,508)	23,514

Cash and cash equivalents, beginning of period	116,593	89,653
Cash and cash equivalents, end of period	$ 84,085	$ 113,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 1, 2006

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

The Company's current year will end December 31, 2006 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and closes its fiscal year on December 31. The latest fiscal quarter ended October 1, 2006. The results of operations for the three and nine months ended October 1, 2006 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company's net income, cash flows or stockholders' equity. Depreciation expense associated with customer evaluation tools was previously classified as a component of cost of goods sold. Effective July 3, 2006, the Company classifies this depreciation expense as a selling expense which is included in selling, general and administrative expenses in the accompanying statement of operations.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using multiple approaches in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company's fiscal year 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board (FASB) Statement No. 43, "Accounting for Compensated Absences" (EITF No. 06-02). The EITF concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company does not expect that the adoption of EITF No. 06-02 will have a material effect on its financial position and results of operations. EITF No. 06-02 is effective for years beginning after June 28, 2006, and will be adopted by the Company on January 1, 2007. The Company will adopt EITF No. 06-02 as a change in accounting principle, and will show the cumulative effect of adoption in the first quarter of 2007, if any, as permitted by the transition provisions of EITF No. 06-02.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued SAB No. 107, which provides the SEC Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the three and nine months ended October 1, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three and nine months ended October 1, 2006, refer to Note 7 - Stock-Based Compensation.

Note 2. Balance Sheet Details

	October 1,	December 31,
	2006	2005
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 31,789	$ 35,969
Money market funds	18,160	35,675
Commercial paper and notes	34,136	44,949
	$ 84,085	$ 116,593

Short-term investments:
United States agency securities	$ 41,067	$ 11,325
United States corporate bonds	7,397	1,364
	$ 48,464	$ 12,689

Inventories:
Purchased parts and raw materials	$ 25,583	$ 22,529
Work-in-process	12,640	5,339
Finished goods	9,061	5,008
	$ 47,284	$ 32,876

Property and equipment, net:
Machinery and equipment	$ 46,141	$ 38,706
Furniture and fixtures	11,351	12,777
Leasehold improvements	12,627	12,153
	70,119	63,636
Less: accumulated depreciation	(43,012)	(41,121)
	$ 27,107	$ 22,515

	October 1,	December 31,
	2006	2005
	(thousands)
Accrued liabilities:
Warranty	$ 15,814	$ 13,458
Accrued compensation and benefits	9,117	5,530
Income taxes payable	4,660	3,913
Other	14,151	12,577
	$ 43,742	$ 35,478

As of October 1, 2006 and December 31, 2005, the reserve for excess and obsolete inventories was $15.4 million and $19.3 million, respectively. All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (see Note 12 to condensed consolidated financial statements).

The maturities of short-term investments as of October 1, 2006 and December 31, 2005 are shown below:

	October 1,	December 31,
	2006	2005
	(thousands)

Due within one year	$ 35,586	$ 12,689
Due in one to two years	12,878	-
	$ 48,464	$ 12,689

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

The following table summarizes changes in the product warranty accrual for the three and nine months ended October 1, 2006 and September 25, 2005:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	(thousands)

Balance at the beginning of the period	$ 13,878	$ 15,069	$ 13,458	$ 16,044
Accrual for warranties issued during the period	6,422	3,470	15,845	9,305
Settlements made during the period	(4,486)	(4,474)	(13,489)	(11,284)
Balance at the end of the period	$ 15,814	$ 14,065	$ 15,814	$ 14,065

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of October 1, 2006. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 4. Borrowing Facilities

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit was renewed in April 2006 and expires in April 2007, and has an annual commitment fee of $30,000. All borrowings under this credit line bear interest at a per annum rate equal to the bank's prime rate plus 100 basis points. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining a minimum consolidated cash balance, maintaining a minimum domestic cash balance of unrestricted cash and cash equivalents, maintaining a minimum balance of investment accounts, and not exceeding a maximum net loss limit. At October 1, 2006, there was no borrowing under this credit line. In April and May 2006, the Company was out of compliance with one covenant under the line of credit, which requires the Company to provide audited financial statements within 90 days of its fiscal year-end. The Company obtained a waiver to this covenant through May 3, 2006, the date it filed its Annual Report on Form 10-K with the SEC, including its audited financial statements for the year ended December 31, 2005.

Note 5. Commitments and Contingencies

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commencing upon expiration of the current sublease on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13 Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the Landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to the additional minimum lease payment provision included in the lease.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next thirteen years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. The sublessee for the manufacturing building at the Exton, Pennsylvania location vacated the premises in September 2006 and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant; expected sublease terms; and expected sublease rates. As of October 1, 2006 and December 31, 2005, the Company had an accrual balance of $1.2 million and $1.3 million, respectively, related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries Ltd., the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.8 million at October 1, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 6. Employee Compensation Benefit Plans

2005 Equity Incentive Plan

On May 25, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the 1989 Plan) as the 2005 Equity Incentive Plan (the 2005 Plan), under which a total of 11,975,000 shares of common stock have been reserved for issuance. The Company's 2005 Plan is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.

As of October 1, 2006, out of the total shares authorized for issuance under the 1989 and 2005 Plans, approximately 4,127,000 shares had been issued, 6,020,000 shares were subject to outstanding options, 150,000 shares were subject to outstanding restricted stock units, and 1,566,000 shares remained available for future grant.

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

Employee Stock Purchase Plan

In August 1994, the Company adopted an employee stock purchase plan (the Purchase Plan) under which 6,175,000 shares of common stock had been reserved for issuance. At October 1, 2006, approximately 3,570,000 shares were still reserved and available for future issuance under the Purchase Plan.

The Purchase Plan is administered over varying offering periods up to 27 months. During the three and nine months ended September 25, 2005, the Company had a six-month offering period from August 1, 2004 to January 31, 2005, and a five-month offering period from June 1, 2005 to October 31, 2005. During the three and nine months ended October 1, 2006, the Company began a seven- month offering period on April 12, 2006 which will end on November 10, 2006.

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

Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a Deferred Compensation Plan. Under the Deferred Compensation Plan, the Company provides eligible employees and non-employee members of its Board of Directors who participate in the plan (Participants) the opportunity to defer a specified percentage of their base salary or retainer fees for participation on the Company's Board and Board Committees. In addition, the Company's Board of Directors may make discretionary contributions to the accounts of one or more Participants.

Under the Plan, the Company is obligated to deliver on a future date the deferred compensation credited to a Participant's account, adjusted for any positive or negative investment results from investment alternatives selected by the Participant under the Plan (the Obligations). The Obligations are unsecured general obligations of the Company and rank in parity with other unsecured and unsubordinated indebtedness of the Company. The Obligations are not transferable, except upon death of a Participant. There is no trading market for the Obligations.

As of October 1, 2006, the Company had approximately $293,000 in net assets under the Plan, which are invested primarily in equity investment funds. The Company has recorded these assets as other assets and has recorded the corresponding liability to Plan participants as other long-term liabilities in the accompanying balance sheets. Unrealized gains and losses on Plan investments are recorded in accumulated other comprehensive income in the accompanying balance sheets. Unrealized gains and losses for the three and nine months ended October 1, 2006 were not material.

Note 7. Stock-Based Compensation

Effective January 1, 2006, Mattson adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The pro-forma information for the three and nine months ended September 25, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	September 25, 2005	September 25, 2005
(in thousands, except per share amounts)

Net income as reported:	$ 1,129	$ 6,538
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(10,327)	(12,668)
Pro forma net loss	$ (9,198)	$ (6,130)

Basic net income (loss) per share:
As reported	$ 0.02	$ 0.13
Pro forma	$ (0.18)	$ (0.12)

Diluted net income (loss) per share:
As reported	$ 0.02	$ 0.12
Pro forma	$ (0.18)	$ (0.12)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt SFAS No. 123(R) using the modified prospective application method as described therein. Accordingly, during the three and nine months ended October 1, 2006, the Company recorded stock-based compensation costs totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123, adjusted for estimated forfeitures. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and nine months ended October 1, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006
	(in thousands, except per share amounts)
Stock-based compensation by type of award:
Stock options	$ 590	$ 1,299
Restricted stock units (1)	141	243
Employee stock purchase plan	27	44
Total stock-based compensation	758	1,586
Tax effect on stock-based compensation	-	-
Effect on net income	$ 758	$ 1,586

Stock-based compensation by category of expense:
Cost of sales	$ 18	$ 38
Research, development and engineering	77	192
Selling, general and administrative	663	1,356
Effect on net income	$ 758	$ 1,586

Effect on earnings per share:
Basic	$ 0.01	$ 0.03
Diluted	$ 0.01	$ 0.03

(1) Stock-based compensation expense of $141,000 and $243,000 for the three and nine months ended October 1, 2006, related to restricted stock units, would also have been recorded under the provisions of APB No. 25.

As of December 31, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $2.0 million after estimated forfeitures. In the Company's pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three and nine months ended October 1, 2006, the Company granted stock options and restricted stock units to acquire approximately 213,000 and 1,013,000 shares of common stock, respectively, with an estimated total grant-date fair value of $1.2 million and $8.1 million, respectively. As of October 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options and restricted stock units was $7.2 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 1.6 years.

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107, Share-Based Payment, and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
Options:
Expected dividend yield	-	-	-	-
Expected stock price volatility	88%	87%	88%	90%
Risk-free interest rate	4.5%	4.1%	4.4%	4.0%
Expected life of options	5 years	4 years	5 years	4 years

ESPP:
Expected dividend yield	n/a (2)	(1)	n/a (2)	-
Expected stock price volatility	n/a (2)	(1)	n/a (2)	52%
Risk-free interest rate	n/a (2)	(1)	n/a (2)	2.8%
Expected life of options	n/a (2)	(1)	n/a (2)	0.5 year

(1) The Company did not complete an offering under its ESPP program during the three months ended September 25, 2005.

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

The following table summarizes the Company's equity compensation plans as of October 1, 2006:

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	6,037,000	$ 9.25	5,136,000
Equity compensation plans not
approved by security holders	-	-	-
Total	6,037,000	$ 9.25	5,136,000

(1) Amounts shown are for options granted only. There were also restricted stock units for 150,000 shares outstanding under the 2005 Plan as of October 1, 2006. Amount includes options to purchase 17,000 shares of common stock outstanding under stock option plans the Company assumed upon acquisition of CFM Technology in 2001.

(2) 2005 Plan awards of restricted stock are counted against the total number of shares issuable under the plan at 1.75 shares for every one share subject thereto. Including the 150,000 restricted stock units issued in the first nine months of 2006 (applying the 1.75 ratio as required by the 2005 Plan), the total securities remaining available at October 1, 2006 include the 3,570,000 shares reserved for issuance under the employee stock purchase plan, and the 1,566,000 options to purchase shares under the 2005 Equity Incentive Plan.

The options outstanding and exercisable at October 1, 2006 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of				Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices			Number	Life	Price	Value	Number	Life	Price	Value
			(thousands)	(years)		(thousands)	(thousands)	(years)		(thousands)

$ 1.55	-	$ 3.20	814	6.4	$ 2.48	$ 4,733	703	6.4	$ 2.48	$ 4,089
3.30	-	7.43	812	4.9	6.62	1,367	677	4.3	6.56	1,175
7.48	-	8.30	864	5.8	7.76	465	559	5.4	7.70	336
8.33	-	9.77	1,070	7.0	9.13	-	944	7.1	9.19	-
9.94	-	10.44	624	4.8	10.39	-	622	4.8	10.39	-
10.75	-	12.00	1,251	7.1	11.49	-	745	7.5	11.21	-
12.08	-	69.20	602	5.1	18.42	-	580	5.1	18.65	-
$ 1.55	-	$ 69.20	6,037	6.1	$ 9.25	$ 6,565	4,830	5.9	$ 9.28	$ 5,600

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $8.30 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options exercisable as of October 1, 2006 was 1.9 million.

The weighted average grant date fair value of options granted during the nine months ended October 1, 2006 and September 25, 2005 was $7.44 and $5.78 per share, respectively. The weighted average fair value of ESPP shares granted during the nine months ended September 25, 2005 was $2.48 per share.

The total intrinsic value of options exercised during the nine months ended October 1, 2006 and September 25, 2005 was $2.1 million and $1.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended October 1, 2006 and September 25, 2005 was approximately $2.9 million and $1.2 million, respectively. The Company settles employee stock option exercises with newly issued common shares.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 17,000 shares outstanding under the Company's CFM plans as of October 1, 2006:

			Weighted-
	Awards		Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
	(thousands)	(thousands)

Balances at December 31, 2005	2,469	5,822	$ 8.93
Options granted	(862)	862	10.51
Options exercised	-	(421)	6.69
Options cancelled/expired/forfeited	221	(226)	10.78
Restricted stock units granted	(264)	-	-
Restricted stock units cancelled	2	-	-
Balances at October 1, 2006	1,566	6,037	$ 9.25

Restricted Stock Units

As of December 31, 2005, the Company had no deferred stock-based compensation balance related to restricted stock units. During the three months ended October 1, 2006, no shares of restricted stock units were granted. During the nine months ended October 1, 2006, the Company's Board of Directors approved the grant of 151,000 shares of restricted stock units, of which 150,000 shares were outstanding at October 1, 2006. These restricted stock units generally vest ¼ of the units granted on the first anniversary of the date of grant, and 1/36 of the units per month thereafter. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. The total grant date fair value of the restricted stock units granted during the nine months ended October 1, 2006 was $1.5 million, after estimated forfeitures. Stock-based compensation cost for restricted stock units for the three and nine months ended October 1, 2006 was $141,000 and $243,000, respectively.

As of October 1, 2006, there was $1.3 million of total deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 1.7 years.

Note 8. Reportable Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief operating decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment for the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of products and services for this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Nine Months Ended
	October 1, 2006		September 25, 2005		October 1, 2006		September 25, 2005
	(thousands)%		(thousands)%		(thousands)%		(thousands)%

United States	$ 5,761	8	$ 6,336	14	$ 21,155	11	$ 21,709	14
Japan	23,084	30	13,640	30	39,312	20	32,873	21
Korea	14,090	18	977	2	48,508	24	17,465	11
Taiwan	13,544	18	17,790	39	49,134	25	58,412	36
Other Asia	11,428	15	3,203	7	25,956	13	14,371	9
Europe and others	8,553	11	3,936	8	14,112	7	14,141	9
	$ 76,460	100	$ 45,882	100	$ 198,177	100	$ 158,971	100

For purposes of determining sales to significant customers representing 10% or more of the Company's total net sales, the Company includes sales to customers through its distributors (at the sales price to the distributors) and excludes the distributors as significant customers. For the three months ended October 1, 2006, three customers accounted for 18%, 17% and 12% of net sales, respectively. For the three months ended September 25, 2005, two customers accounted for 14% and 12% of net sales. For the nine months ended October 1, 2006, two customers accounted for 16% and 12% of net sales. For the nine months ended September 25, 2005, one customer accounted for 13% of net sales.

Geographical information relating to the Company's property and equipment as of October 1, 2006 and December 31, 2005 is as follows:

	October 1, 2006		December 31, 2005
	(thousands)%		(thousands)%

The United States	$ 14,956	55	$ 13,868	62
Germany	6,095	23	4,978	22
Others	6,056	22	3,669	16
	$ 27,107	100	$ 22,515	100

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

As of October 1, 2006, DNS has made payments aggregating $77.2 million under the terms of the settlement and license agreements. Of the $77.2 million paid by DNS as of October 1, 2006, $1.5 million was withheld for Japanese income tax. The Company recognized $1.4 million and $1.4 million of royalty revenue for the three months ended October 1, 2006 and September 25, 2005, respectively. The Company recognized $6.5 million and $9.5 million of royalty revenue for the nine months ended October 1, 2006 and September 25, 2005, respectively.

Note 10. Income Taxes

The provision for income taxes was $452,000 for the quarter ended October 1, 2006. The tax provision was primarily due to domestic taxes of $322,000. The provision for income taxes was $61,000 for the quarter ended September 25, 2005. The tax provision was primarily due to a net provision of $49,000 for deferred taxes and a provision of $12,000 for state taxes. In the first nine months of 2006, the provision for income taxes was $1.2 million. The tax provision was primarily due to foreign taxes of $846,000. In the first nine months of 2005, the Company recorded an income tax benefit of approximately $0.4 million, which primarily consisted of a deferred tax benefit on the amortization of certain intangible assets of $0.3 million, and a benefit for foreign taxes of approximately $0.1 million.

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company's valuation allowance at October 1, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets.

Note 11. Net Income Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of all dilutive securities representing potential common shares outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	(thousands)

Weighted average shares outstanding - Basic	52,502	51,504	52,409	51,431
Diluted potential common shares from stock options	726	990	1,058	998
Escrow shares related to Vortek	-	290	-	290
Weighted average shares outstanding - Diluted	53,228	52,784	53,467	52,719

Total stock options outstanding of 3.7 million and 2.8 million for the three and nine months ended October 1, 2006, respectively, and 4.0 million and 3.9 million for the three and nine months ended September 25, 2005, respectively, were excluded from the computations because their inclusion would have been antidilutive.

Note 12. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	October 1,	December 31,
	2006	2005
	(thousands)

Cumulative translation adjustments	$ 11,542	$ 8,206
Unrealized investment gain (loss)	39	(25)
	$ 11,581	$ 8,181

The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	(thousands)

Net income	$ 4,587	$ 1,129	$ 13,432	$ 6,538
Cumulative translation adjustments	393	(555)	3,336	(6,505)
Unrealized investment gain (loss)	192	(20)	64	(47)
Comprehensive income (loss)	$ 5,172	$ 554	$ 16,832	$ (14)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, gross margins, product development plans and levels of research and development (R&D activity), outsourcing plans and operating expenses, tax expenses, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in our Annual Report on Form 10-K in Item 1A under "Risk Factors That May Affect Future Results and Market Price of Stock." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes filed in our last Annual Report on Form 10-K, for the year ended December 31, 2005.

Overview

In 2005, we were the leading supplier of dry strip equipment for the second consecutive year and the second largest supplier of rapid thermal processing (RTP) equipment in the global semiconductor industry for the third consecutive year, according to Gartner Dataquest, an independent research firm. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next- generation integrated circuits (ICs). Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impact our ability to forecast near-term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited.

We continually invest in technology to ensure that our products deliver results on the wafer. Part of our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics, subsystem design and other areas to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in strip and RTP and achieve greater flexibility to expand and contract manufacturing and other capacity as market conditions require. Although we have implemented cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

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

For the three months ended October 1, 2006, our net sales were $76.5 million, an increase of 66.6 percent from $45.9 million for the same period last year, primarily due to a $28.1 million increase in system sales and a $2.5 million increase in sales of service and spare parts. For the nine months ended October 1, 2006, our net sales were $198.2 million, an increase of 24.7 percent from $159.0 million for the same period last year, primarily due to a $35.5 million increase in system sales and a $6.7 million increase in sales of service and spare parts, partially offset by a $3.0 million decrease in royalty revenues from DNS.

Gross profit margin for the three months ended October 1, 2006 was 34.4 percent, a decrease of 4.5 percentage points from 38.9 percent for the same period of 2005. Gross profit margin for the nine months ended October 1, 2006 was 38.7 percent, a decrease of 2.3 percentage points from 41.0 percent for the same period of 2005.

Operating expenses for the three months ended October 1, 2006 were $23.4 million, $3.2 million higher than the $20.2 million reported for the same period of 2005, excluding the nonrecurring gains of $0.6 million recorded in the third quarter of 2006 and $2.9 million recorded in the third quarter of 2005 related to the sale of our Wet Business. Operating expenses as a percentage of net sales were 30.6 percent for the three months ended October 1, 2006, compared with 43.9 percent for the same period of 2005, excluding the nonrecurring gains. Operating expenses for the nine months ended October 1, 2006 were $66.8 million, $4.7 million higher than the $62.2 million reported for the same period of 2005, excluding the nonrecurring gains, primarily due to increased selling, general and administrative expenditures in 2006. Operating expenses as a percentage of net sales were 33.7 percent for the nine months ended October 1, 2006, compared with 39.1 percent for the same period of 2005 excluding the nonrecurring gains.

For the nine months ended October 1, 2006, net cash provided by operating activities was $7.1 million.  Cash, cash equivalents, and short-term investments totaled $132.5 million as of October 1, 2006.

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

Revenue Recognition. We recognize revenue in accordance with SAB No. 104, Revenue Recognition in Financial Statements. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. Revenues associated with sales to customers in Japan are recognized upon title transfer, which generally occurs upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognize revenues upon title transfer to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as "Advance Billings" in the accompanying consolidated balance sheets.

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

Income Taxes. We have recognized a net deferred tax asset of $3.0 million related to our German operations, as we expect it is more likely than not that we will realize the benefit from the German net deferred tax asset as of October 1, 2006. For all other tax jurisdictions, we recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of October 1, 2006. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Increase (Decrease)
	October 1, 2006		September 25, 2005
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 76,460	100.0	$ 45,882	100.0	$ 30,578	66.6
Cost of sales	50,193	65.6	28,017	61.1	22,176	79.2
Gross profit	26,267	34.4	17,865	38.9	8,402	47.0
Operating expenses:
Research, development and engineering	7,265	9.5	6,616	14.4	649	9.8
Selling, general and administrative	15,936	20.8	13,039	28.4	2,897	22.2
Amortization of intangibles	172	0.2	500	1.1	(328)	(65.6)
Gain on disposition of Wet Business	(572)	(0.7)	(2,862)	(6.2)	2,290	(80.0)
Total operating expenses	22,801	29.8	17,293	37.7	5,508	31.9
Income from operations	3,466	4.6	572	1.2	2,894	505.9
Interest and other income, net	1,573	2.0	618	1.4	955	154.5
Income before income taxes	5,039	6.6	1,190	2.6	3,849	323.4
Income tax expense	452	0.6	61	0.1	391	641.0
Net income	$ 4,587	6.0	$ 1,129	2.5	$ 3,458	306.3

	Nine Months Ended				Increase (Decrease)
	October 1, 2006		September 25, 2005
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 198,177	100.0	$ 158,971	100.0	$ 39,206	24.7
Cost of sales	121,473	61.3	93,764	59.0	27,709	29.6
Gross profit	76,704	38.7	65,207	41.0	11,497	17.6
Operating expenses:
Research, development and engineering	20,563	10.4	19,992	12.6	571	2.9
Selling, general and administrative	45,760	23.1	40,673	25.6	5,087	12.5
Amortization of intangibles	516	0.2	1,500	0.9	(984)	(65.6)
Gain on disposition of Wet Business	(572)	(0.3)	(2,862)	(1.8)	(2,290)	(80.0)
Total operating expenses	66,267	33.4	59,303	37.3	6,964	11.7
Income from operations	10,437	5.3	5,904	3.7	4,533	76.8
Interest and other income, net	4,231	2.1	199	0.1	4,032	2,026.1
Income before income taxes	14,668	7.4	6,103	3.8	8,565	140.3
Income tax expense (benefit)	1,236	0.6	(435)	(0.3)	1,671	n/m (1)
Net income	$ 13,432	6.8	$ 6,538	4.1	$ 6,894	105.4

(1) not meaningful

Net Sales and Deferred Revenue

Net sales for the three months ended October 1, 2006 increased from the same period of 2005, primarily due to a $28.1 million increase in system sales and a $2.5 million increase in sales of service and spare parts. Net sales for the third quarters of 2006 and 2005 each included royalty income from DNS of $1.4 million.

Net sales for the nine months ended October 1, 2006 increased from the same period of 2005, primarily due to a $35.5 million increase in system sales and a $6.7 million increase in sales of service and spare parts, partially offset by a $3.0 million decrease in royalty revenues from DNS. Net sales for the first nine months of 2006 and 2005 included $6.5 million and $9.5 million of royalty income from DNS, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005

International sales	92%	86%	89%	86%
Sales to the Pacific Rim	81%	78%	82%	77%

Our deferred revenue at October 1, 2006 increased to $12.9 million from $12.5 million at December 31, 2005, primarily due to a $4.1 million increase in deferred revenue for the deferral of a portion of system shipments in accordance with our revenue recognition policy, a $1.0 million increase in deferred revenue from our license agreement with DNS, and a $0.1 million increase in deferred service contract revenue, partially offset by an approximately $4.8 million decrease in deferred revenue for system shipments which were fully deferred in accordance with our policy at December 31, 2005, which were recognized in 2006.

Gross Profit and Gross Profit Margin

Gross profit in the three months ended October 1, 2006 increased by $8.4 million compared to the same period of 2005, primarily due to a $10.3 million increase in gross profit related to systems sales, and a $2.0 million increase in gross profit from service and spare parts sales, which was partially offset by a $3.9 million decrease in gross profit due to net deferral of systems revenue in accordance with our revenue recognition policy. The decrease in systems gross margin is due to the Company's deferral of a percentage of the total invoice price, which is generally 10 percent, of delivered systems until customers have accepted installation services. In periods of increasing sales, the total gross profit deferred typically exceeds acceptances from previously delivered systems, resulting in a net decrease in gross profit in the current period, which will be recognized in future periods as the systems are accepted by customers.

Gross profit in the nine months ended October 1, 2006 increased by $11.5 million compared to the same period of 2005, primarily due to a $17.7 million increase in gross profit related to systems sales, and a $4.3 million increase in gross profit from service and spare parts sales, which was partially offset by a $3.0 million decrease in gross profit from DNS and a $7.5 million decrease in gross profit due to net deferral of systems revenue.

Gross profit margin in the three months ended October 1, 2006 decreased by 4.5 percentage points compared to the same period of 2005, primarily due to lower gross profit margin of 6.3 percentage points due to net deferral of systems revenue in accordance with our revenue recognition policy, lower gross profit margin from DNS of 1.2 percentage points, and lower gross profit margin from service and spare parts sales of 0.4 percentage points, which was partially offset by higher gross profit margin related to systems sales of 3.4 percentage points.

Gross profit margin in the nine months ended October 1, 2006 decreased by 2.3 percentage points compared to the same period of 2005, primarily due to lower gross profit margin from DNS of 2.7 percentage points and lower gross profit margin of 4.2 percentage points due to net deferral of systems revenue in accordance with our revenue recognition policy, which was partially offset by higher gross profit margin related to systems sales of 4.0 percentage points, and higher gross profit margin from service and spare parts sales of 0.6 percentage points.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. We continue to increase the proportion of manufacturing work performed by outsourcing partners. This outsourcing strategy is a key element of our "cyclically flexible enterprise" business model, which is designed to enable us to expand and contract our manufacturing capacity to meet market conditions. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels, and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering expenses (RD&E) increased for the three and nine months ended October 1, 2006 compared to the same periods of 2005. Increases in RD&E expenses in 2006 were primarily due to activities to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended October 1, 2006 increased compared to the same period of 2005, primarily due to a $1.1 million increase in personnel costs and commissions due to higher levels of business activity, a charge of $0.8 million for stock-based compensation in 2006 due to the adoption of SFAS No. 123(R), increased travel expenses of $0.5 million due to higher levels of business activity, and increased support costs for evaluation equipment of $0.2 million.

Selling, general and administrative (SG&A) expenses for the nine months ended October 1, 2006 increased compared to the same period of 2005, primarily due to a $2.1 million increase in audit, legal and other professional expenses which related primarily due to the additional efforts needed to complete our 2005 Form 10-K and restate certain financial statements, a charge of $1.6 million for stock-based compensation in 2006 due to the adoption of SFAS No. 123(R), increased travel expenses due to higher levels of business activity of $1.2 million, and increased support costs for evaluation equipment of $0.3 million, partially offset by a $1.7 million decrease in depreciation expenses.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended October 1, 2006 decreased compared to the same period of 2005 as the intangibles resulting from our acquisition of the STEAG semiconductor division in January 2001 were fully amortized at December 31, 2005. The amortization of intangibles in the three and nine months ended October 1, 2006 results from our acquisition of Vortek Industries Ltd. on October 27, 2004.

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

In the third quarter of 2005, we received a payment of approximately $2.9 million from SCP for sales by SCP of certain products to identified customers in 2004. In accordance with SFAS No. 141, Business Combinations, we have recorded this payment as additional proceeds from the sale of the Wet Business. The payment has been recorded as a reduction of operating expenses in the accompanying condensed consolidated statement of operations.

In the third quarter of 2006, we concluded all activities related to the disposition of the Wet Business, and released a remaining accrual of $0.6 million, which was previously established as an estimate of a portion of the projected costs to fulfill our obligations under the sale of the Wet Business.

Interest and Other Income (Expense), Net

Interest and other income increased for the three months ended October 1, 2006 compared with the same period of 2005, primarily due to higher average interest rates, which increased interest income by $0.8 million.

Interest and other income increased for the nine months ended October 1, 2006 compared with the same period of 2005, primarily due to higher average interest rates, which increased interest income by $2.3 million, and a $1.5 million decrease in foreign currency exchange loss. The foreign currency exchange loss in 2005 included a realized foreign exchange loss of $1.3 million on forward foreign exchange contracts settled during January 2005.

Provision for Income Taxes

The provision for income taxes was $452,000 for the quarter ended October 1, 2006. The tax provision was primarily due to domestic taxes of $322,000. The provision for income taxes was $61,000 for the three months ended September 25, 2005. The tax provision was primarily due to a net provision of $49,000 for deferred taxes and a provision of $12,000 for state taxes.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at October 1, 2006 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. We previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the three and nine months ended October 1, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

During the three and nine months ended October 1, 2006, we recorded stock-based compensation related to stock options of $590,000 and $1,299,000, respectively. As of October 1, 2006, the unrecorded deferred stock-based compensation after estimated forfeitures related to stock options was $5.9 million and will be recognized over an estimated weighted average amortization period of 1.6 years. During the three and nine months ended October 1, 2006, we recorded stock-based compensation related to our employee stock purchase plan of $27,000 and $44,000, respectively. Compensation cost related to restricted stock units for the three and nine months ended October 1, 2006 was $141,000 and $243,000, respectively. Compensation cost for restricted stock units is determined based on the grant date fair value of the shares of common stock, and is recognized on a straight-line basis over the requisite service period. As of October 1, 2006, the unrecorded deferred stock-based compensation, after estimated forfeitures, related to nonvested restricted stock units granted under the 2005 Equity Incentive Plan was $1.3 million. That cost is expected to be recognized over an estimated weighted average amortization period of 1.7 years.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments were $132.5 million at October 1, 2006, an increase of $3.3 million from $129.3 million as of December 31, 2005. Stockholders' equity at October 1, 2006 was $231.5 million.

Credit Arrangements

In April 2006, we renewed our $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit now expires in April 2007, and has an annual commitment fee of $30,000. In April and May 2006, we were out of compliance with one covenant under the line of credit, which requires us to provide audited financial statements within 90 days of our fiscal year-end. We obtained a waiver to this covenant through May 3, 2006, the date we filed our Annual Report on Form 10-K with the SEC, including our audited financial statements for the year ended December 31, 2005.

Off-Balance-Sheet Arrangements

As of October 1, 2006, we did not have any "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

In connection with the acquisition of Vortek Industries Ltd., we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from flash RTP products, up to a total of CAD14,269,290 (approximately $12.8 million at October 1, 2006), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or us to the Minister.

Other Commitments and Legal Settlements

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees (See Note 9).

In April 2006, DNS paid us the minimum annual royalty payment of $6.0 million. In June 2006, DNS paid us an additional royalty payment of $2.4 million for royalties due through March 31, 2006. As of October 1, 2006, DNS has made payments aggregating $77.2 million under the terms of the settlement and license agreements.

Liquidity and Capital Resources Outlook

As of October 1, 2006, we had cash, cash equivalents, and short-term investments of $132.5 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

>Net cash provided by operations during the nine months ended October 1, 2006 was $7.1 million, primarily due to net income of $13.4 million, an increase in accrued liabilities of $8.3 million, an increase in accounts payable of $6.3 million, depreciation and amortization of $4.9 million, a decrease in prepaid expenses and other current assets of $3.3 million, a decrease in advanced billings of $1.9 million, a decrease in inventories-delivered systems of $2.5 million, inventory valuation charges of $1.7 million, and non-cash stock-based compensation of $1.6 million which was included in net income, partially offset by an increase in inventories of $14.4 million and an increase in accounts receivable of $22.3 million. The increase in accounts receivable was primarily due to an increase in revenues from the fourth quarter of 2005. The increase in inventories and accounts payable is primarily due to the increase in system sales in 2006.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended October 1, 2006 was $44.6 million, primarily due to purchases of $48.3 million of available-for-sale investments and capital spending of $9.3 million, partially offset by proceeds of $12.7 million from sales and maturities of available-for-sale investments.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended October 1, 2006 was $2.9 million, attributable to net proceeds of $2.9 million from stock options exercised.

Net cash provided by financing activities during the nine months ended September 25, 2005 was $2.6 million, attributable to net proceeds of $2.1 million from stock options exercised and stock purchases under our employee stock purchase plan and a $0.5 million reduction in restricted cash that was previously required as collateral for the Company's corporate credit cards.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using multiple approaches and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006,the FASB ratified the EITF conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, `Accounting for Compensated Absences' (EITF No. 06-02). The EITF concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. We do not expect that the adoption of EITF No. 06-02 will have a material effect on our financial position and results of operations. EITF No. 06-02 is effective for years beginning after June 28, 2006, and will be adopted by us on January 1, 2007. We will adopt EITF 06-02 as a change in accounting principle, and will show the cumulative effect of adoption in the first quarter of 2007, as permitted by the transition provisions of EITF No. 06-02.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In March 2005, the SEC issued SAB No. 107, which provides the SEC Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the three and nine months ended October 1, 2006, had a material impact on our consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the three months and nine months ended October 1, 2006, refer to Note 7 - Stock-Based Compensation.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $84.1 million in cash and cash equivalents and $48.5 million in short-term marketable securities as of October 1, 2006. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments. The maturities of short-term investments in our portfolio as of October 1, 2006 and December 31, 2005 are shown below:

	October 1,	December 31,
	2006	2005
	(thousands)

Due within one year	$ 35,586	$ 12,689
Due in one to two years	12,878	-
	$ 48,464	$ 12,689

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

During January 2005, we settled three forward foreign exchange contracts outstanding as of December 31, 2004 for the purchase in total of 28.3 million Euros in exchange for US $38.6 million (weighted average contract rate of 1 Euro to US $1.36) upon maturities and realized a total foreign exchange loss of $1.3 million, which was recorded under other expense, net in the first quarter of 2005. We did not enter into any new forward foreign exchange contracts during the three or nine months ended October 1, 2006 and September 25, 2005. There were no forward foreign exchange contracts outstanding as of October 1, 2006 or December 31, 2005.

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

Beginning in the fourth quarter of 2005, and continuing through the third quarter of 2006, our management has been taking action to remedy the material weaknesses identified above. These include actions to improve our finance organization by adding and redefining positions and functional roles within the organization, improving control procedures, adding significant layers of internal review, and hiring additional personnel with appropriate levels of financial reporting expertise. We expect to add additional finance personnel in the fourth quarter of 2006.

We added an additional layer of internal review over the computation of our reserves for slow-moving and excess and obsolete inventory calculations in the fourth quarter of 2005, which we have continued in the first three quarters of 2006.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third quarter of 2006.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 3, 2006.

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

Dated: November 13, 2006

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2006

By: /s/ LUDGER VIEFHUES Ludger Viefhues Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)