Form 10-Q
period 2007-04-01
MATTSON TECHNOLOGY INC
filed 2007-05-11
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of May 2, 2007: 52,683,680.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)

	April 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 125,967	$ 91,416
Short-term investments	20,744	47,469
Accounts receivable, net	51,786	55,957
Advance billings	6,784	10,463
Inventories	39,109	40,532
Inventories - delivered systems	-	1,879
Prepaid expenses and other current assets	12,399	11,109
Total current assets	256,789	258,825
Property and equipment, net	26,630	27,838
Goodwill	18,189	18,497
Intangibles, net	7,464	7,591
Other assets	9,663	4,001
Total assets	$ 318,735	$ 316,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,031	$ 19,330
Accrued liabilities	36,301	37,635
Deferred revenue	8,957	16,782
Total current liabilities	61,289	73,747
Income taxes payable, noncurrent	9,286	3,675
Other liabilities	644	400
Total liabilities	71,219	77,822

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares; 52,945 shares issued and 52,570 shares outstanding in 2007;
52,930 shares issued and 52,555 shares outstanding in 2006	53	53
Additional paid-in capital	617,897	616,827
Accumulated other comprehensive income	14,411	13,525
Treasury stock, 375 shares in 2007 and 2006, at cost	(2,987)	(2,987)
Accumulated deficit	(381,858)	(388,488)
Total stockholders' equity	247,516	238,930
Total liabilities and stockholders' equity	$ 318,735	$ 316,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2007	2006

Net sales	$ 69,941	$ 58,413
Cost of sales	38,713	34,031
Gross profit	31,228	24,382

Operating expenses:
Research, development and engineering	9,111	6,607
Selling, general and administrative	15,979	15,096
Amortization of intangibles	127	172
Total operating expenses	25,217	21,875

Income from operations	6,011	2,507

Interest income	1,595	1,103
Interest expense	(44)	-
Other income (expense), net	1,051	273
Income before income taxes	8,613	3,883

Provision for income taxes	962	190

Net income	$ 7,651	$ 3,693

Net income per share:
Basic	$ 0.15	$ 0.07
Diluted	$ 0.14	$ 0.07

Shares used in computing net income per share:
Basic	52,562	52,171
Diluted	53,540	53,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities:
Net income	$ 7,651	$ 3,693
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Allowance for doubtful accounts	(27)	-
Amortization of intangibles	127	172
Depreciation	1,504	1,531
Inventory valuation charge	336	39
Stock-based compensation	979	226
Other non-cash items	493	(3)
Changes in assets and liabilities:
Accounts receivable	4,309	(5,387)
Advance billings	3,679	(581)
Inventories	1,297	(6,271)
Inventories - delivered systems	1,879	(1,230)
Prepaid expenses and other current assets	(1,240)	1,176
Other assets	(714)	(1,335)
Accounts payable	(3,389)	229
Accrued liabilities	(1,492)	3,547
Deferred revenue	(7,825)	277
Other liabilities	244	-
Net cash provided by (used in) operating activities	7,811	(3,917)

Cash flows from investing activities:
Purchases of available-for-sale investments	(8,325)	(13,002)
Sales and maturities of available-for-sale investments	35,138	5,388
Purchases of property and equipment	(746)	(428)
Net cash provided by (used in) investing activities	26,067	(8,042)

Cash flows from financing activities:
Proceeds from stock plans	91	2,544
Net cash provided by financing activities	91	2,544

Effect of exchange rate changes on cash and cash equivalents	582	561
Net increase (decrease) in cash and cash equivalents	34,551	(8,854)
Cash and cash equivalents, beginning of period	91,416	116,593
Cash and cash equivalents, end of period	$ 125,967	$ 107,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2007 (unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end December 31, 2007 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended April 1, 2007. The results of operations for the three months ended April 1, 2007 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect the Company's net income, cash flows or net stockholders' equity. Depreciation expense associated with customer evaluation tools was previously classified as a component of cost of goods sold. Effective July 3, 2006, the Company classifies this depreciation expense as a selling expense, which is included in selling, general and administrative expenses in the accompanying income statements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, `Accounting for Compensated Absences' (EITF No. 06-02). The EITF concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF No. 06-02 on January 1, 2007 as a change in accounting principle, and it has recorded the cumulative effect of adoption of approximately $0.4 million as an increase in the accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of EITF No. 06-02.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007 as a change in accounting principle, and it has recorded the cumulative effect of adoption of $0.7 million as an increase in the accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of FIN 48. See Note 10.

Note 2. Balance Sheet Details

	April 1,	December 31,
	2007	2006
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 38,831	$ 38,006
Money market funds	42,746	17,483
Commercial paper	44,390	35,927
	$ 125,967	$ 91,416

Short-term investments:
United States agency securities	$ 7,916	$ 37,114
United States corporate bonds	12,828	10,355
	$ 20,744	$ 47,469

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income. See Note 12. The maturities of short-term investments as of April 1, 2007 and December 31, 2006 are shown below:

	April 1,	December 31,
	2007	2006
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 23,553	$ 22,964
Work-in-process	6,916	9,803
Finished goods	8,640	7,765
	$ 39,109	$ 40,532

As of April 1, 2007 and December 31, 2006, the reserve for excess and obsolete inventories was $17.2 million and $16.6 million, respectively.

	April 1,	December 31,
	2007	2006
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 47,843	$ 47,990
Furniture and fixtures	11,616	11,597
Leasehold improvements	12,970	12,855
	72,429	72,442
Less: accumulated depreciation	(45,799)	(44,604)
	$ 26,630	$ 27,838

Accrued liabilities:
Warranty	$ 14,304	$ 15,113
Accrued compensation and benefits	9,709	7,633
Other	12,288	14,889
	$ 36,301	$ 37,635

The number of shares of common stock outstanding at the end of each of the periods presented was reduced by approximately 100,000 shares to reflect an adjustment for certain unredeemed shares related to the acquisition of CFM Technologies, Inc. in January 2001. Since the error occurred in 2001, and is not material to any of the periods presented, an adjustment was made to reduce accumulated deficit and additional paid-in capital at the end of each of the periods presented by approximately $3.5 million.

Note 3. Accrued Restructuring Charges

At December 31, 2006, the Company had a restructuring accrual balance of $375,000 for consolidation of excess facilities related to its 2002 restructuring plan. During the three months ended April 1, 2007, the Company made payments of $205,000 and no new charges were incurred in connection with our restructuring activities, resulting in a balance of $170,000 at April 1, 2007.

Note 4.  Guarantees

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

The following table summarizes changes in the product warranty accrual for the three months ended April 1, 2007 and April 2, 2006:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(thousands)

Balance at beginning of period	$ 15,113	$ 13,458
Accrual for warranties issued during the period	2,881	5,284
Settlements made during the period	(3,690)	(4,892)
Balance at end of period	$ 14,304	$ 13,850

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of April 1, 2007. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next twelve years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007, with an option for the subtenant to extend for an additional five years. Total lease payments of approximately $7.2 million are expected to cover all related costs on the administrative building during the sublease period. The sublessee for the manufacturing building location vacated the premises in September 2006 and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. As of April 1, 2007, the Company had an accrual balance of $1.2 million related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek), the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $12.3 million at April 1, 2007), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 6. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's shares of common stock through open-market purchases or private transactions. The repurchase program will be effected pursuant to a plan in conformity with Rule 10(b)5-1, and repurchases may be made from time to time, depending on price, market and business conditions, among other factors. As of April 1, 2007, no shares had been repurchased under this program.

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

The effect of recording stock-based compensation for the three months ended April 1, 2007 and April 2, 2006 were as follows:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(thousands, except per share amounts)

Stock-based compensation by type of award:
Stock options	$ 811	$ 224
Restricted stock units	160	2
Employee stock purchase plan	8	-
Total stock-based compensation	979	226
Tax effect on stock-based compensation	-	-
Effect on net income	$ 979	$ 226

Stock-based compensation by category of expense:
Cost of sales	$ 28	$ 4
Research, development and engineering	110	37
Selling, general and administrative	841	185
Effect on net income	$ 979	$ 226

Effect on net income per share:
Basic	$ 0.02	$ -
Diluted	$ 0.02	$ -

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at April 1, 2007 and December 31, 2006, as such amounts were inconsequential.

Stock Options

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $6.5 million after estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three months ended April 1, 2007 and April 2, 2006, the Company's Board of Directors approved the grant of approximately 704,000 and 32,000 stock options, respectively, with an estimated total grant-date fair value of $3.5 million and $0.2 million, respectively, after estimated forfeitures. As of April 1, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $9.2 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.1 years.

Restricted Stock Units

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to restricted stock units of $1.2 million after estimated forfeitures. During the three months ended April 1, 2007 and April 2, 2006, the Company's Board of Directors approved the grant of approximately 72,000 and 9,000 restricted stock units, respectively, with an estimated total grant-date fair value of $0.6 million and $0.1 million, respectively, after estimated forfeitures. The grant-date fair value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. As of April 1, 2007, the unrecorded deferred stock-based compensation balance related to nonvested restricted stock units was $1.6 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.1 years.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	April 1,	April 2,
	2007	2006

Expected dividend yield	-	-
Expected stock price volatility	75%	88%
Risk-free interest rate	4.6%	4.4%
Expected life of options	5 years	5 years

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

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the Company's CFM plans as of April 1, 2007:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)

Balances at December 31, 2006	1,486	6,036	$ 9.27	150	$ 11.39
Stock options:
Granted	(704)	704	8.83	-	-
Exercised	-	(29)	3.09	-	-
Cancelled or forfeited	96	(103)	14.82	-	-
Restricted stock units:
Granted	(127)	-	-	72	8.81
Cancelled or forfeited	3	-	-	(2)	11.35
Balances at April 1, 2007	754	6,608	$ 9.16	220	$ 10.55

Restricted stock units generally vest 1/4 of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. 2005 Plan awards of restricted stock units are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto. At April 1, 2007, no shares of restricted stock units had vested. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

The options outstanding and exercisable at April 1, 2007 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of				Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices			Number	Life	Price	Value	Number	Life	Price	Value
			(thousands)	(in years)		(thousands)	(thousands)	(in years)		(thousands)

$ 1.55	-	$ 5.12	854	5.6	$ 2.74	$ 5,435	816	5.6	$ 2.73	$ 5,199
$ 5.13	-	$ 8.32	1,544	4.9	$ 7.36	2,690	1,143	4.3	$ 7.26	2,104
$ 8.33	-	$ 9.10	955	6.5	$ 8.78	308	101	4.7	$ 8.43	68
$ 9.11	-	$ 10.35	988	6.9	$ 9.43	-	857	7.0	$ 9.40	-
$ 10.36	-	$ 11.91	1,099	5.5	$ 10.79	-	1,088	5.5	$ 10.78	-
$ 11.92	-	$ 59.10	1,168	5.4	$ 14.80	-	664	4.9	$ 16.98	-
$ 1.55	-	$ 59.10	6,608	5.7	$ 9.16	$ 8,433	4,669	5.4	$ 9.09	$ 7,371

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $9.10 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total numbers of shares of common stock subject to in-the-money options exercisable as of April 1, 2007 were 2.1 million. The weighted-average grant date fair value of stock options granted during the three months ended April 1, 2007 and April 2, 2006 was $5.67 and $8.42 per share, respectively.

The total intrinsic value of options exercised during the three months ended April 1, 2007 and April 2, 2006 was $0.1 million and $1.6 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended April 1, 2007 and April 2, 2006 was approximately $0.1 million and $2.5 million, respectively. The Company settles employee stock option exercises with newly issued common shares.

Note 8. Reportable Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment for the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated through the sales of products and services for this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	April 1, 2007		April 2, 2006
	(thousands)%		(thousands)%
United States	$ 5,175	8	$ 7,323	13
Korea	16,627	24	18,720	32
Japan	15,416	22	6,855	12
Taiwan	12,837	18	12,931	22
Europe and others	10,737	15	3,577	6
Other Asia	9,149	13	9,007	15
	$ 69,941	100	$ 58,413	100

In the three months ended April 1, 2007, three customers accounted for 22%, 11% and 10% of net sales, respectively. In the three months ended April 2, 2006, two customers accounted for 21% and 15%, respectively, of net sales.

Geographical information relating to the Company's property and equipment, net, as of April 1, 2007 and December 31, 2006 is as follows:

	April 1, 2007		December 31, 2006
	(thousands)%		(thousands)%
United States	$ 15,011	57	$ 15,616	56
Germany	6,459	24	6,248	23
Canada	4,858	18	5,613	20
Others	302	1	361	1
	$ 26,630	100	$ 27,838	100

Note 9. Derivative Instruments and Hedging Activities

The Company utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company recorded a net loss of $0.2 million in other income (expense), net for the three months ended April 1, 2007, and did not have any hedging activities for the three months ended April 2, 2006. As of April 1, 2007, the Company had two outstanding forward foreign exchange contracts for the purchase in total of US$10.9 million in exchange for 1.4 billion Japanese Yen. Recording the fair value of these contracts as of April 1, 2007 resulted in an unrealized loss of $0.5 million, which was charged to other income (expense), net in the first quarter of 2007.

Note 10. Income Taxes

The provision for income taxes in the first quarter of 2007 primarily consisted of a $0.8 million provision for Federal and state income taxes and a $0.1 million provision for taxes in Germany. The Company reduced its current tax liability by $0.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the first quarter of 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes reflected a tax provision of $0.2 million for the quarter ended April 2, 2006. The tax provision was primarily due to foreign taxes of $0.2 million. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of accumulated deficit in the condensed consolidated balance sheet, as permitted by the transition provisions of FIN 48. Upon adoption, the Company had $25.8 million of unrecognized tax benefits. Of this total, $9.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. In accordance with FIN 48, at the beginning of fiscal year 2007 the Company reclassified $9.3 million of income tax liabilities from current liabilities to long-term deferred tax liabilities in the condensed consolidated balance sheet, as payment of the liabilities is not anticipated within the next 12 months. For the three months ended April 1, 2007, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 30, 2008.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had $0.6 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended April 1, 2007, recorded income tax expense included estimated interest of $41,000. Included in the balance of unrecognized tax benefits at January 1, 2007 is $1.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in Germany and various other foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2002. The Company's German income tax returns are currently under examination for the tax years 2001 to 2003. The final outcome of this examination is not yet known. Management does not anticipate any adjustments, however, which would result in material changes to the Company's financial position, results of operations, or cash flows.

Note 11. Net Income Per Share

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(thousands)

Weighted average shares outstanding - Basic	52,562	52,171
Diluted potential common shares from stock options
and restricted stock units	978	1,538
Weighted average shares outstanding - Diluted	53,540	53,709

Total stock options outstanding of 4.4 million and 1.0 million for the three months ended April 1, 2007 and April 2, 2006, respectively, were excluded from the computations, as their exercise price exceeded the average closing price during the respective periods and their inclusion would be antidilutive.

Note 12. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	April 1,	December 31,
	2007	2006
	(thousands)
Cumulative translation adjustments	$ 14,357	$ 13,480
Unrealized investment gain	54	45
	$ 14,411	$ 13,525

The following are the components of comprehensive income:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(thousands)
Net income	$ 7,651	$ 3,693
Cumulative translation adjustments	877	715
Unrealized investment gain (loss)	9	(42)
Comprehensive income	$ 8,537	$ 4,366

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, margins, product development plans and levels of research and development (R&D activity), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Analysis of Financial Condition and Results of Operations

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2006.

Overview

In 2006, we were the leading supplier of dry strip equipment and the second largest supplier of rapid thermal processing (RTP) equipment in the global semiconductor industry, according to estimates by Gartner Dataquest, an independent research firm. Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation integrated circuits (ICs). Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300 millimeter wafers, sub-90 nanometer design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

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

For the three months ended April 1, 2007, our net sales were $69.9 million, an increase of 19.7% from $58.4 million for the same period last year, primarily due to a $12.4 million increase in system sales and a $0.5 million increase in sales of service and spare parts, partially offset be a reduction from $1.4 million to zero of royalty revenues from Dainippon Screen Company (DNS). Gross profit margin for the three months ended April 1, 2007 was 44.6%, an increase of 2.9 percentage points from 41.7% for the same period of 2006.

Operating expenses for the three months ended April 1, 2007 were $25.2 million, $3.3 million higher than the $21.9 million reported for the same period of 2006. Operating expenses as a percentage of net sales were 36.0% for the three months ended April 1, 2007, compared with 37.4% for the same period of 2006.

For the three months ended April 1, 2007, net cash provided by operating activities was $7.8 million.  Cash, cash equivalents, and short-term investments totaled $146.7 million as of April 1, 2007.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Increase (Decrease)
	April 1, 2007		April 2, 2006
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 69,941	100.0	$ 58,413	100.0	$ 11,528	19.7
Cost of sales	38,713	55.4	34,031	58.3	4,682	13.8
Gross profit	31,228	44.6	24,382	41.7	6,846	28.1
Operating expenses:
Research, development and engineering	9,111	13.0	6,607	11.3	2,504	37.9
Selling, general and administrative	15,979	22.8	15,096	25.8	883	5.8
Amortization of intangibles	127	0.2	172	0.3	(45)	(26.2)
Total operating expenses	25,217	36.0	21,875	37.4	3,342	15.3
Income from operations	6,011	8.6	2,507	4.3	3,504	139.8
Interest income	1,595	2.3	1,103	1.9	492	44.6
Interest expense	(44)	(0.1)	-	-	(44)	n/m(1)
Other income (expense), net	1,051	1.5	273	0.4	778	285.0
Income before income taxes	8,613	12.3	3,883	6.6	4,730	121.8
Provision for income taxes	962	1.4	190	0.3	772	406.3
Net income	$ 7,651	10.9	$ 3,693	6.3	$ 3,958	107.2
(1) not meaningful

Net Sales and Deferred Revenue

Net sales for the first quarter of 2007 increased from the same period of 2006, primarily due to a $12.4 million increase in system sales and a $0.5 million increase in sales of service and spare parts. Net sales for the first quarter of 2007 were also $1.4 million lower as they did not include any royalty income from DNS, compared to the first quarter of 2006.

International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 92% of net sales in the first quarter of 2007, compared to 87% for the first quarter of 2006. We anticipate that international sales will continue to account for a significant portion of our net sales.

Deferred revenue at April 1, 2007 decreased to $9.0 million from $16.8 million at December 31, 2006, primarily due to a $4.2 million decrease in deferred revenue for system shipments which were fully deferred in accordance with our policy at December 31, 2006, which were recognized in 2007; a $3.0 million net decrease in deferred revenue for the recognition of a portion of system shipments in accordance with our revenue recognition policy and a $0.6 million decrease in deferred service contract revenue.

Gross Profit and Gross Profit Margin

Gross profit in the first quarter of 2007 increased by $6.8 million compared to the first quarter of 2006, primarily due to an increase of $4.8 million due to net deferral of systems revenue, higher gross profit of $2.7 million from systems sales and lower warranty expenses of $1.2 million, partially offset by a $1.4 million decrease in royalty revenue from DNS, higher inventory valuation charges of $0.3 million and lower gross profit of $0.2 million from service and spare parts sales.

Gross profit margin in the first quarter of 2007 increased by 2.9 percentage points compared to the first quarter of 2006, primarily due to higher gross profit margin from net recognition of previously deferred systems revenue of 6.7 percentage points and lower warranty expenses of 3.1 percentage points, partially offset by lower gross profit margin from system sales of 2.4 percentage points, lower gross margin from service and spare parts sales of 1.8 percentage points and a reduction of 0.4 percentage points due to higher inventory valuation charges. Gross margin was also reduced 2.3 percentage points as there was no DNS royalty revenue recognized in the first quarter of 2007.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering expenses increased in amount for the first quarter of 2007 compared to the same period of 2006, primarily due to activities in 2007 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the first quarter of 2007 increased compared to the same period of 2006, primarily as the result of a $1.4 million increase in employee compensation which related to higher levels of business activity, a $0.7 million increase in 2007 related to stock- based compensation as determined in accordance with SFAS No. 123(R); and a $0.7 million increase in outside service expenses which primarily related to increased business activity in our foreign service operations, partially offset by a $1.6 million decrease which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project, and a net decrease in other miscellaneous expenses of $0.3 million. As a percentage of net sales, our SG&A expenses decreased in the first quarter of 2007 compared to the same period of 2006 because of the increase in net sales in 2007.

Amortization of Intangibles

Amortization of intangibles for the three months ended April 1, 2007 decreased compared to the same period of 2006 due to the writeoff of the remaining net book value of Radiant technology of $2.6 million in the fourth quarter of 2006, which resulted from our acquisition of the Vortek Technology, Ltd. in October 2004.

Interest and Other Income (Expense), Net

Interest income increased in the first quarter of 2007 compared with the same period of 2006, primarily due to higher average cash balances. Other income, net for the first quarter of 2007 included $1.0 million of income from certain payments and legal settlements related to two previous lines of business, as well as realized and unrealized foreign currency exchange gains of $0.4 million, which were partially offset by a realized foreign exchange loss of $0.2 million on forward foreign exchange contracts settled during the first quarter of 2007 and other miscellaneous expenses of $0.1 million.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2007 primarily consisted of a $0.8 million provision for Federal and state income taxes and a $0.1 million provision for taxes in Germany. We reduced our current tax liability by $0.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the first quarter of 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes reflected a tax provision of $0.2 million for the quarter ended April 2, 2006. The tax provision was primarily due to foreign taxes of $0.2 million. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at April 1, 2007 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Consistent with the previous year, we consider certain accounting policies for the following areas as critical to our business operations and an understanding of our results of operations:

  Inventories and Inventory Valuation

  Goodwill and Other Intangible Assets

  Impairment of Long-Lived Assets

  Warranty

  Stock-based Compensation

  Income Taxes

  Revenue Recognition

Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management's estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Income Taxes. In June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 became effective for Mattson beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 resulted in a cumulative effect of adoption of $0.7 million, which was recorded as an increase in our accumulated deficit in the first quarter of 2007.

For additional information regarding the adoption of FIN 48, see Note 10 to the accompanying condensed consolidated financial statements. For further discussion of our critical accounting estimates related to income taxes, see our 2006 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $146.7 million at April 1, 2007, an increase of $7.8 million from $138.9 million as of December 31, 2006. Stockholders' equity at April 1, 2007 was $247.5 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Cash Flows from Operating Activities

Net cash provided by operations during the first quarter of 2007 was $7.8 million, primarily due to net income of $7.7 million, decreases in accounts receivable and advanced billings of $8.0 million due to lower revenue compared to the previous quarter, decreases in inventories and inventories - delivered systems of $3.2 million, depreciation of $1.5 million and stock-based compensation of $1.0 million, partially offset by a $7.8 million decrease in deferred revenue, a $3.4 million decrease in accounts payable, a $1.5 million decrease in accrued liabilities and a $1.2 million increase in prepaid expenses and other current assets.

Net cash used in operations during the first quarter of 2006 was $3.9 million, primarily due to an increase in inventories of $6.3 million and an increase in accounts receivable of $5.4 million, partially offset by net income of $3.7 million, an increase in accrued liabilities of $3.5 million and depreciation of $1.5 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities during the first quarter of 2007 was $26.1 million, due to proceeds of $35.1 million from sales and maturities of available-for-sale investments, partially offset by purchases of $8.3 million of available-for-sale investments and capital spending of $0.7 million.

Net cash used in investing activities during the first quarter of 2006 was $8.0 million, due to purchases of $13.0 million of available-for-sale investments and capital spending of $0.4 million, partially offset by proceeds of $5.4 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the first quarter of 2007 was $0.1 million, attributable to net proceeds of $0.1 million from stock options exercised.

Net cash provided by financing activities during the first quarter of 2006 was $2.5 million, attributable to net proceeds of $2.5 million from stock options exercised.

Off-Balance-Sheet Arrangements

As of April 1, 2007, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006,the FASB ratified the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, `Accounting for Compensated Absences' (EITF No. 06-02). The EITF concluded that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. We adopted EITF No. 06-02 on January 1, 2007 as a change in accounting principle, and we have recorded the cumulative effect of adoption of approximately $0.4 million as an increase in our accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of EITF No. 06-02.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 on January 1, 2007 as a change in accounting principle, and we have recorded the cumulative effect of adoption of $0.7 million as an increase in our accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of FIN 48. See Note 10 to the accompanying condensed consolidated financial statements.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $126.0 million in cash equivalents and $20.7 million in short-term marketable securities as of April 1, 2007. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. In total, we recorded a net loss of $0.2 million in other income (expense), net for the three months ended April 1, 2007, and did not have any hedging activities for the three months ended April 2, 2006. There were no forward foreign exchange contracts outstanding as of April 1, 2007.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 2, 2007.

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

Dated: May 11, 2007

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2007

By: /s/ WILLIAM TURNER William Turner Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)