Form 10-Q
period 2007-07-01
MATTSON TECHNOLOGY INC
filed 2007-08-03
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of July 27, 2007: 51,861,099.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)

	July 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 117,729	$ 91,416
Short-term investments	35,550	47,469
Accounts receivable, net	56,581	55,957
Advance billings	6,883	10,463
Inventories	35,821	40,532
Inventories - delivered systems	-	1,879
Prepaid expenses and other current assets	19,289	11,109
Total current assets	271,853	258,825
Property and equipment, net	26,747	27,838
Goodwill	17,473	18,497
Intangibles, net	7,336	7,591
Other assets	8,289	4,001
Total assets	$ 331,698	$ 316,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,645	$ 19,330
Accrued liabilities	33,372	37,635
Deferred revenue	9,286	16,782
Total current liabilities	65,303	73,747
Income taxes payable, noncurrent	13,055	3,675
Other liabilities	1,219	400
Total liabilities	79,577	77,822

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 authorized shares;
53,226 shares issued and 51,849 shares outstanding in 2007;
52,930 shares issued and 52,555 shares outstanding in 2006	53	53
Additional paid-in capital	620,235	616,827
Accumulated other comprehensive income	15,131	13,525
Treasury stock, 1,377 shares in 2007 and 375 shares in 2006, at cost	(12,987)	(2,987)
Accumulated deficit	(370,311)	(388,488)
Total stockholders' equity	252,121	238,930
Total liabilities and stockholders' equity	$ 331,698	$ 316,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Net sales	$ 86,544	$ 63,304	$ 156,485	$ 121,717
Cost of sales	44,909	37,249	83,622	71,280
Gross profit	41,635	26,055	72,863	50,437

Operating expenses:
Research, development and engineering	8,893	6,691	18,004	13,298
Selling, general and administrative	17,090	14,728	33,069	29,824
Amortization of intangibles	128	172	255	344
Total operating expenses	26,111	21,591	51,328	43,466

Income from operations	15,524	4,464	21,535	6,971

Interest income	1,775	1,363	3,370	2,466
Interest expense	-	(85)	(44)	(85)
Other income (expense), net	248	4	1,299	277
Income before income taxes	17,547	5,746	26,160	9,629

Provision for income taxes	6,000	594	6,962	784

Net income	$ 11,547	$ 5,152	$ 19,198	$ 8,845

Net income per share:
Basic	$ 0.22	$ 0.10	$ 0.37	$ 0.17
Diluted	$ 0.22	$ 0.10	$ 0.36	$ 0.17

Shares used in computing net income per share:
Basic	52,531	52,356	52,546	52,263
Diluted	53,627	53,443	53,573	53,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities:
Net income	$ 19,198	$ 8,845
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Allowance for doubtful accounts	(1,204)	(132)
Amortization of intangibles	255	344
Depreciation	3,067	3,020
Inventory valuation charge	552	494
Stock-based compensation	1,972	828
Other non-cash items	431	(46)
Changes in assets and liabilities:
Accounts receivable	634	(12,631)
Advance billings	3,580	180
Inventories	5,114	(10,771)
Inventories - delivered systems	1,879	(525)
Prepaid expenses and other current assets	(8,106)	853
Other assets	(733)	(524)
Accounts payable	3,006	1,677
Accrued liabilities	(2,267)	4,727
Deferred revenue	(7,496)	3,182
Other liabilities	4,588	168
Net cash provided by (used in) operating activities	24,470	(311)

Cash flows from investing activities:
Purchases of available-for-sale investments	(24,001)	(33,461)
Sales and maturities of available-for-sale investments	36,138	7,746
Purchases of property and equipment	(3,211)	(2,802)
Sales of property and equipment	474	-
Net cash provided by (used in) investing activities	9,400	(28,517)

Cash flows from financing activities:
Proceeds from stock plans	1,436	2,759
Purchases of treasury stock	(10,000)	-
Net cash provided by (used in) financing activities	(8,564)	2,759

Effect of exchange rate changes on cash and cash equivalents	1,007	2,060
Net increase (decrease) in cash and cash equivalents	26,313	(24,009)
Cash and cash equivalents, beginning of period	91,416	116,593
Cash and cash equivalents, end of period	$ 117,729	$ 92,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007 (unaudited)

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

The Company's current year will end December 31, 2007 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended July 1, 2007. The results of operations for the three and six months ended July 1, 2007 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007 as a change in accounting principle, and it has recorded the cumulative effect of adoption of $0.7 million as an increase in the accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of FIN 48. See Note 12.

Note 2. Balance Sheet Details

	July 1,	December 31,
	2007	2006
Cash and cash equivalents:	(thousands)
Cash in bank	$ 39,961	$ 38,006
Money market funds	42,889	17,483
Commercial paper	34,879	35,927
	$ 117,729	$ 91,416

Short-term investments:
United States agency securities	$ 19,710	$ 37,114
United States corporate bonds	15,840	10,355
	$ 35,550	$ 47,469

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income. See Note 14. The maturities of short-term investments as of July 1, 2007 and December 31, 2006 are shown below:

	July 1,	December 31,
	2007	2006
	(thousands)
Due within one year	$ 23,296	$ 34,644
Due in one to two years	12,254	12,825
	$ 35,550	$ 47,469

	July 1,	December 31,
	2007	2006
Inventories, net:	(thousands)
Purchased parts and raw materials	$ 23,276	$ 22,964
Work-in-process	6,349	9,803
Finished goods	6,196	7,765
	$ 35,821	$ 40,532

As of July 1, 2007 and December 31, 2006, the reserve for excess and obsolete inventories was $13.8 million and $16.6 million, respectively.

	July 1,	December 31,
	2007	2006
Property and equipment, net:	(thousands)
Machinery and equipment	$ 48,757	$ 47,990
Furniture and fixtures	11,543	11,597
Leasehold improvements	13,319	12,855
	73,619	72,442
Less: accumulated depreciation	(46,872)	(44,604)
	$ 26,747	$ 27,838

Accrued liabilities:
Warranty	$ 13,550	$ 15,113
Accrued compensation and benefits	10,396	7,633
Other	9,426	14,889
	$ 33,372	$ 37,635

The number of shares of common stock outstanding at the end of each of the periods presented was reduced by approximately 100,000 shares to reflect an adjustment for certain unredeemed shares related to the acquisition of CFM Technologies, Inc. (CFM) in January 2001. Since the error occurred in 2001, and is not material to any of the periods presented, an adjustment was made to reduce accumulated deficit and additional paid-in capital at the end of each of the periods presented by approximately $3.5 million.

Note 3. Accrued Restructuring Charges

At December 31, 2006, the Company had a restructuring accrual balance of $375,000 for consolidation of excess facilities related to its 2002 restructuring plan. During the three and six months ended July 1, 2007, the Company made payments of $170,000 and $375,000, respectively, which concluded the Company's restructuring activities related to its consolidation of excess facilities. The Company does have ongoing commitments related to two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The Company maintains accruals related to its estimated future obligations for these properties. See Note 6.

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

The following table summarizes changes in the product warranty accrual for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(thousands)
Balance at beginning of period	$ 14,304	$ 13,850	$ 15,113	$ 13,458
Accrual for warranties issued during the period	2,341	4,140	5,050	9,423
Settlements made during the period	(3,095)	(4,112)	(6,613)	(9,003)
Balance at end of period	$ 13,550	$ 13,878	$ 13,550	$ 13,878

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of July 1, 2007. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company is a party to a variety of agreements, pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or with respect to certain intellectual property, operations or tax- related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations. The Company believes if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position or results of operations.

Note 5. Borrowing Facilities

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit was renewed in June 2007, expires in June 2009 and has an annual commitment fee of $25,000. All borrowings under this credit line bear interest at a per annum rate equal to either the bank's prime rate minus 50 basis points or the London Interbank Offered Rate (LIBOR) plus 200 basis points, at the option of the Company. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining certain minimum financial ratios. At July 1, 2007, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

Note 6. Commitments and Contingencies

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019, with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next twelve years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007. In June 2007, the tenant entered into a new three-year sublease, which will commence upon the expiration of the current sublease and will expire in December 2010, with an option for the subtenant to extend for an additional three years. Total lease payments of approximately $11.9 million are expected to cover all related costs on the administrative building during the sublease periods. The sublessee for the manufacturing building location vacated the premises in September 2006 and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. As of July 1, 2007, the Company had an accrual balance of $1.2 million related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek), the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $13.3 million at July 1, 2007), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

From time to time, the Company is party to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters is not presently determinable and cannot be predicted with certainty, management does not believe that the outcome of any of these matters or any of the above mentioned legal claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 7. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's shares of common stock through open-market purchases or private transactions. The repurchase program will be effected pursuant to a plan in conformity with Rule 10b5-1. The size and timing of the repurchases will depend on Mattson's share price. For the three and six months ended July 1, 2007, approximately 1.0 million shares had been repurchased under this program at a weighted-average purchase price of $9.98. As of July 1, 2007, approximately $10.0 million remains available under the program for future repurchases.

Note 8. Stock-Based Compensation

Effective January 1, 2006, Mattson adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee.

The effects of recording stock-based compensation for the three and six months ended July 1, 2007 and July 2, 2006 were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(thousands, except per share amounts)
Stock-based compensation by type of award:
Stock options	$ 824	$ 485	$ 1,635	$ 709
Restricted stock units	153	100	313	102
Employee stock purchase plan	16	17	24	17
Total stock-based compensation	993	602	1,972	828
Tax effect on stock-based compensation	-	-	-	-
Effect on net income	$ 993	$ 602	$ 1,972	$ 828

Stock-based compensation by category of expense:
Cost of sales	$ 37	$ 16	$ 65	$ 20
Research, development and engineering	125	78	235	115
Selling, general and administrative	831	508	1,672	693
Effect on net income	$ 993	$ 602	$ 1,972	$ 828

Effect on net income per share:
Basic	$ 0.02	$ 0.01	$ 0.04	$ 0.02
Diluted	$ 0.02	$ 0.01	$ 0.04	$ 0.02

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at July 1, 2007 and December 31, 2006, as such amounts were inconsequential.

Stock Options

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $6.5 million after estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three months ended July 1, 2007 and July 2, 2006, the Company's Board of Directors approved the grant of approximately 85,000 and 617,000 stock options, respectively, with an estimated total grant-date fair value of $0.5 million and $4.4 million, respectively, after estimated forfeitures. During the six months ended July 1, 2007 and July 2, 2006, the Company's Board of Directors approved the grant of approximately 789,000 and 649,000 stock options, respectively, with an estimated total grant-date fair value of $4.0 million and $4.6 million, respectively, after estimated forfeitures. As of July 1, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $8.8 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.1 years.

Restricted Stock Units

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to restricted stock units of $1.2 million after estimated forfeitures. During the three months ended July 1, 2007 and July 2, 2006, the Company's Board of Directors approved the grant of approximately 21,000 and 142,000 restricted stock units, respectively, with an estimated total grant-date fair value of $0.2 million and $1.4 million, respectively, after estimated forfeitures. During the six months ended July 1, 2007 and July 2, 2006, the Company's Board of Directors approved the grant of approximately 93,000 and 151,000 restricted stock units, respectively, with an estimated total grant-date fair value of $0.7 million and $1.5 million, respectively, after estimated forfeitures. The grant-date fair value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. As of July 1, 2007, the unrecorded deferred stock-based compensation balance related to nonvested restricted stock units was $1.6 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.2 years.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Expected dividend yield	-	-	-	-
Expected stock price volatility	72%	88%	75%	88%
Risk-free interest rate	5.0%	4.4%	4.7%	4.4%
Expected life of options	5 years	5 years	5 years	5 years

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

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the plans assumed by the Company from CFM as of July 1, 2007:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2006	1,486	6,036	$ 9.27	150	$ 11.39
Stock options:
Authorized June 4, 2007	2,500	-	-	-	-
Granted	(789)	789	8.94	-	-
Exercised	-	(228)	5.39	-	-
Cancelled or forfeited	157	(164)	12.90	-	-
Restricted stock units:
Granted	(163)	-	-	93	9.08
Released	-	-	-	(41)	9.97
Cancelled or forfeited	8	-	-	(5)	11.07
Balances at July 1, 2007	3,199	6,433	$ 9.27	197	$ 10.61

Restricted stock units generally vest 1/4 of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. 2005 Equity Incentive Plan (2005 Plan) awards of restricted stock units are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto. At December 31, 2006, no shares of restricted stock units had vested. For the three and six months ended July 1, 2007, approximately 26,000 shares of common stock were issued upon vesting of restricted stock units, net of approximately 15,000 shares which the Company withheld through net share settlements to cover tax withholding obligations. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

The options outstanding and exercisable at July 1, 2007 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of				Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices			Number	Life	Price	Value	Number	Life	Price	Value
			(thousands)	(in years)		(thousands)	(thousands)	(in years)		(thousands)
$ 1.55	-	$ 6.95	1,100	4.8	$ 3.96	$ 6,317	1,099	4.8	$ 3.96	$ 6,309
6.96	-	7.90	1,048	4.8	7.51	2,300	767	4.3	7.50	1,684
7.91	-	8.81	943	6.3	8.67	968	161	5.2	8.39	211
8.82	-	9.70	923	7.0	9.28	386	661	7.3	9.26	289
9.71	-	10.44	657	4.4	10.35	-	587	4.1	10.38	-
10.45	-	11.92	1,085	6.2	11.44	-	775	6.3	11.26	-
11.93	-	49.13	677	4.6	16.94	-	660	4.6	17.06	-
$ 1.55	-	$ 49.13	6,433	5.5	$ 9.27	$ 9,971	4,710	5.2	$ 9.27	$ 8,493

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $9.70 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total numbers of shares of common stock subject to in-the-money options exercisable as of July 1, 2007 were 2.7 million. The weighted-average grant date fair value of stock options granted during the six months ended July 1, 2007 and July 2, 2006 was $5.73 and $8.05 per share, respectively.

The total intrinsic value of options exercised during the six months ended July 1, 2007 and July 2, 2006 was $1.0 million and $1.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended July 1, 2007 and July 2, 2006 was approximately $1.2 million and $2.7 million, respectively. The Company settles employee stock option exercises with newly issued common shares.

Note 9. Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 4,539	5	$ 8,071	13	$ 9,714	6	$ 15,394	13
Taiwan	28,415	33	22,659	36	41,252	26	35,590	29
Korea	20,480	24	15,698	25	37,107	24	34,418	28
Japan	18,718	21	9,373	15	34,134	22	16,228	13
Other Asia	7,720	9	5,521	8	16,869	11	14,528	12
Europe and others	6,672	8	1,982	3	17,409	11	5,559	5
	$ 86,544	100	$ 63,304	100	$ 156,485	100	$ 121,717	100

In the three months ended July 1, 2007, three customers accounted for 18%, 14% and 13% of net sales, respectively. In the three months ended July 2, 2006, three customers accounted for 15%, 13% and 12% of net sales, respectively. In the six months ended July 1, 2007, two customers accounted for 17% and 13% of net sales, respectively. In the six months ended July 2, 2006, one customer accounted for 17% of net sales.

Geographical information relating to the Company's property and equipment, net, as of July 1, 2007 and December 31, 2006 is as follows:

	July 1, 2007		December 31, 2006
	(thousands)%		(thousands)%
United States	$ 14,029	52	$ 15,616	56
Germany	7,432	28	6,248	23
Canada	5,017	19	5,613	20
Others	269	1	361	1
	$ 26,747	100	$ 27,838	100

Note 10. DNS Patent Infringement Suit Settlement

On June 24, 2002, the Company entered into a settlement agreement and a license agreement with Dainippon Screen Manufacturing Co., Ltd. (DNS), under which DNS agreed to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees.

In April 2006, DNS paid the Company the final minimum annual royalty payment of $6.0 million. In June 2006, DNS paid the Company an additional royalty payment of $2.4 million for royalties due through March 31, 2006. In June 2007, DNS reported to the Company an additional royalty payment due of $8.6 million for royalties through March 31, 2007. Royalty payments received by the Company in excess of the minimum annual payments are recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally in June of each year. The last royalty payment to be paid by DNS under the license agreement will be due in June 2008.

As of July 1, 2007, DNS has made payments aggregating $85.8 million under the terms of the settlement and license agreements. The Company recognized $8.6 million and $3.8 million of royalty revenue for the three months ended July 1, 2007 and July 2, 2006, respectively. The Company recognized $8.6 million and $5.1 million of royalty revenue for the six months ended July 1, 2007 and July 2, 2006, respectively.

Note 11. Derivative Instruments and Hedging Activities

The Company utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. With respect to forward foreign currency exchange contracts, for the three and six months ended July 1, 2007, the Company recorded a net gain of $0.3 million and $0.2 million, respectively, in other income (expense), net and did not have any hedging activities for the three and six months ended July 2, 2006. As of July 1, 2007, the Company had no outstanding forward foreign exchange contracts.

Note 12. Income Taxes

The provision for income taxes in the six months ended July 1, 2007 included a $1.6 million provision for Federal and state income taxes and a $1.6 million provision for foreign taxes. Additionally, in the second quarter, the Company recorded $3.8 million in income tax expense related to a ruling in the second quarter on the applicability of tax law in one of the Company's foreign locations. The Company reduced its current tax liability by $1.0 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the six months ended July 1, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes in the six months ended July 2, 2006 primarily consisted of a $0.1 million provision for Federal and state income taxes and a $0.7 million provision for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of accumulated deficit in the condensed consolidated balance sheet, as permitted by the transition provisions of FIN 48. Upon adoption, the Company had $25.8 million of unrecognized tax benefits. Of this total, $9.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. In accordance with FIN 48, at the beginning of fiscal year 2007 the Company reclassified $9.3 million of income tax liabilities from current liabilities to long-term deferred tax liabilities in the condensed consolidated balance sheet, as payment of the liabilities is not anticipated within the next 12 months. For the six months ended July 1, 2007, there have been no material changes to the amount of unrecognized tax benefits other than the $3.8 million discrete charge recorded in the second quarter.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had $0.6 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three and six months ended July 1, 2007, recorded income tax expense included estimated interest of $0.3 million and $0.3 million, respectively. Included in the balance of unrecognized tax benefits at January 1, 2007 is $1.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

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

Note 13. Net Income Per Share

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(thousands)
Weighted average shares outstanding - Basic	52,531	52,356	52,546	52,263
Diluted potential common shares from stock
options and restricted stock units	1,096	1,087	1,027	1,289
Weighted average shares outstanding - Diluted	53,627	53,443	53,573	53,552

Total stock options outstanding of 3.8 million for the three and six months ended July 1, 2007, and 2.9 million and 1.9 million for the three and six months ended July 2, 2006, respectively, were excluded from the computations, as their inclusion would be antidilutive.

Note 14. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	July 1,	December 31,
	2007	2006
	(thousands)
Cumulative translation adjustments	$ 15,077	$ 13,480
Unrealized investment gain	54	45
	$ 15,131	$ 13,525

The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(thousands)
Net income	$ 11,547	$ 5,152	$ 19,198	$ 8,845
Cumulative translation adjustments	720	2,228	1,597	2,943
Unrealized investment gain (loss)	-	(86)	9	(128)
Comprehensive income	$ 12,267	$ 7,294	$ 20,804	$ 11,660

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, customer demand, market share, competitiveness, margins, product development plans and levels of research and development (R&D activity), outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings and consolidation of operations and facilities, economic conditions in general and in our industry and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

For the three months ended July 1, 2007, our net sales were $86.5 million, an increase of 36.7% from $63.3 million for the same period last year, primarily due to an $18.4 million increase in system sales and an increase in royalty revenues from Dainippon Screen Company (DNS) of $4.8 million. Gross profit margin for the three months ended July 1, 2007 was 48.1%, an increase of 6.9 percentage points from 41.2% for the same period of 2006.

For the six months ended July 1, 2007, our net sales were $156.5 million, an increase of 28.6% from $121.7 million for the same period last year, primarily due to an increase in system sales of $30.8 million, an increase in sales of service and spare parts of $0.5 million and an increase in royalty revenues from DNS of $3.5 million. Gross profit margin for the six months ended July 1, 2007 was 46.6%, an increase of 5.2 percentage points from 41.4% for the same period of 2006.

Operating expenses for the three months ended July 1, 2007 were $26.1 million, $4.5 million higher than the $21.6 million reported for the same period of 2006. Operating expenses as a percentage of net sales were 30.2% for the three months ended July 1, 2007, compared with 34.1% for the same period of 2006.

Operating expenses for the six months ended July 1, 2007 were $51.3 million, $7.9 million higher than the $43.5 million reported for the same period of 2006. Operating expenses as a percentage of net sales were 32.8% for the six months ended July 1, 2007, compared with 35.7% for the same period of 2006.

For the six months ended July 1, 2007, net cash provided by operating activities was $24.5 million.  Cash, cash equivalents, and short-term investments totaled $153.3 million as of July 1, 2007.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	July 1, 2007		July 2, 2006		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 86,544	100.0	$ 63,304	100.0	$ 23,240	36.7
Cost of sales	44,909	51.9	37,249	58.8	7,660	20.6
Gross profit	41,635	48.1	26,055	41.2	15,580	59.8
Operating expenses:
Research, development and engineering	8,893	10.3	6,691	10.6	2,202	32.9
Selling, general and administrative	17,090	19.8	14,728	23.3	2,362	16.0
Amortization of intangibles	128	0.1	172	0.3	(44)	(25.6)
Total operating expenses	26,111	30.2	21,591	34.1	4,520	20.9
Income from operations	15,524	17.9	4,464	7.1	11,060	247.8
Interest income	1,775	2.0	1,363	2.1	412	30.2
Interest expense	-	-	(85)	(0.1)	85	(100.0)
Other income (expense), net	248	0.3	4	-	244	6,100.0
Income before income taxes	17,547	20.2	5,746	9.1	11,801	205.4
Provision for income taxes	6,000	6.9	594	1.0	5,406	910.1
Net income	$ 11,547	13.3	$ 5,152	8.1	$ 6,395	124.1

	Six Months Ended
	July 1, 2007		July 2, 2006		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 156,485	100.0	$ 121,717	100.0	$ 34,768	28.6
Cost of sales	83,622	53.4	71,280	58.6	12,342	17.3
Gross profit	72,863	46.6	50,437	41.4	22,426	44.5
Operating expenses:
Research, development and engineering	18,004	11.5	13,298	10.9	4,706	35.4
Selling, general and administrative	33,069	21.1	29,824	24.5	3,245	10.9
Amortization of intangibles	255	0.2	344	0.3	(89)	(25.9)
Total operating expenses	51,328	32.8	43,466	35.7	7,862	18.1
Income from operations	21,535	13.8	6,971	5.7	14,564	208.9
Interest income	3,370	2.1	2,466	2.1	904	36.7
Interest expense	(44)	-	(85)	(0.1)	41	(48.2)
Other income (expense), net	1,299	0.8	277	0.2	1,022	369.0
Income before income taxes	26,160	16.7	9,629	7.9	16,531	171.7
Provision for income taxes	6,962	4.4	784	0.6	6,178	788.0
Net income	$ 19,198	12.3	$ 8,845	7.3	$ 10,353	117.0

Net Sales and Deferred Revenue

Net sales for the three months ended July 1, 2007 increased from the same period of 2006, primarily due to an increase in system sales of $18.4 million and an increase in royalty revenues from DNS of $4.8 million. Net sales for the second quarters of 2007 and 2006 included royalty income from DNS of $8.6 million and $3.8 million, respectively.

Net sales for the six months ended July 1, 2007 increased from the same period of 2006, primarily due to an increase in system sales of $30.8 million, an increase in sales of service and spare parts of $0.5 million and an increase in royalty revenues from DNS of $3.5 million. Net sales for the first six months of 2007 and 2006 included royalty income from DNS of $8.6 million and $5.1 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
International sales	95%	87%	94%	87%
Sales to the Pacific Rim	87%	84%	83%	82%

Deferred revenue at July 1, 2007 decreased to $9.3 million from $16.8 million at December 31, 2006, primarily due to a $4.2 million decrease in deferred revenue for system shipments which were fully deferred in accordance with our revenue recognition policy at December 31, 2006, and were recognized in 2007; a $2.8 million net decrease in deferred revenue for the recognition of a portion of system shipments in accordance with our revenue recognition policy and a $0.5 million decrease in deferred service contract revenue.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended July 1, 2007 increased by $15.6 million compared to the same period of 2006, primarily due to higher gross profit of $9.2 million from systems sales, a $4.8 million increase in royalty revenue from DNS, an increase of $1.2 million due to net recognition of previously deferred systems revenue, and higher gross profit of $0.3 million from service and spare parts sales.

Gross profit margin for the three months ended July 1, 2007 increased by 6.9 percentage points compared to the same period of 2006, primarily due to higher gross profit margin from system sales of 2.8 percentage points, higher gross profit margin from DNS royalty revenue of 4.0 percentage points and higher gross profit margin from net recognition of previously deferred systems revenue of 2.1 percentage points, partially offset by lower gross margin from service and spare parts sales of 2.0 percentage points.

Gross profit for the six months ended July 1, 2007 increased by $22.4 million compared to the same period of 2006, primarily due to higher gross profit of $14.7 million from systems sales, a $3.5 million increase in royalty revenue from DNS, an increase of $4.0 million due to net recognition of previously deferred systems revenue, and higher gross profit of $0.2 million from service and spare parts sales.

Gross profit margin for the six months ended July 1, 2007 increased by 5.2 percentage points compared to the same period of 2006, primarily due to higher gross profit margin from system sales of 2.9 percentage points, higher gross profit margin from DNS royalty revenue of 1.3 percentage points and higher gross profit margin from net recognition of previously deferred systems revenue of 2.9 percentage points, partially offset by lower gross margin from service and spare parts sales of 1.9 percentage points.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering expenses increased in amount for three and six months ended July 1, 2007 compared to the same period of 2006, primarily due to activities in 2007 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended July 1, 2007 increased compared to the same period of 2006, primarily as the result of a $3.0 million increase in employee compensation which related to higher levels of business activity, a $0.3 million increase in 2007 related to stock-based compensation as determined in accordance with SFAS No. 123(R) and an increase in miscellaneous expenses of $0.6 million; which were partially offset by a $1.1 million decrease related to the release of previously reserved accounts receivable that were collected during the quarter and a decrease of $0.4 million in outside service expenses. As a percentage of net sales, our SG&A expenses decreased in the three months ended July 1, 2007 compared to the same period of 2006 because of the increase in net sales in 2007.

Selling, general and administrative (SG&A) expenses for the six months ended July 1, 2007 increased compared to the same period of 2006, primarily as the result of a $4.4 million increase in employee compensation which related to higher levels of business activity, a $1.0 million increase in 2007 related to stock-based compensation as determined in accordance with SFAS No. 123(R) and a net increase in other miscellaneous expenses of $0.6 million; which were partially offset by a $1.6 million decrease which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project and a $1.2 million decrease related to the release of previously reserved accounts receivable that were collected during the period. As a percentage of net sales, our SG&A expenses decreased in the six months ended July 1, 2007 compared to the same period of 2006 because of the increase in net sales in 2007.

Amortization of Intangibles

Amortization of intangibles for the three and six months ended July 1, 2007 decreased compared to the same period of 2006 due to the writeoff of the remaining net book value of Radiant technology of $2.6 million in the fourth quarter of 2006. The Radiant technology was acquired in our acquisition of Vortek Technology, Ltd. in October 2004.

Interest and Other Income (Expense), Net

Interest income increased in the three and six months ended July 1, 2007 compared with the same period of 2006, primarily due to higher average cash balances.

Other income, net for the six months ended July 1, 2007 included $1.0 million of income from certain payments and legal settlements related to two previous lines of business, as well as realized and unrealized foreign currency exchange gains of $0.5 million and a realized foreign exchange gain of $0.2 million on forward foreign exchange contracts settled in 2007, which was partially offset by other miscellaneous expenses of $0.4 million.

Provision for Income Taxes

The provision for income taxes for the six months ended July 1, 2007 primarily consisted of a $3.8 million non- recurring charge recorded in the second quarter related to a ruling in the second quarter on the applicability of tax law in one of our foreign locations, a $1.6 million provision for Federal and state income taxes and a $1.6 million provision for foreign taxes. We reduced our current tax liability by $1.0 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the six months ended July 1, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes for the six months ended July 2, 2006 primarily consisted of a $0.1 million provision for Federal and state income taxes and a $0.7 million provision for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at July 1, 2007 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Income Taxes. In June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 became effective for Mattson beginning in 2007, and addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 resulted in a cumulative effect of adoption of $0.7 million, which was recorded as an increase in our accumulated deficit in the first quarter of 2007.

For additional information regarding the adoption of FIN 48, see Note 12 to the accompanying condensed consolidated financial statements. For further discussion of our critical accounting estimates related to income taxes, see our 2006 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $153.3 million at July 1, 2007, an increase of $14.4 million from $138.9 million as of December 31, 2006. Stockholders' equity at July 1, 2007 was $252.1 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Cash Flows from Operating Activities

Net cash provided by operations during the six months ended July 1, 2007 was $24.5 million, primarily due to net income of $19.2 million, decreases in accounts receivable and advanced billings of $4.2 million due to increased collection efforts compared to the previous quarter, decreases in inventories and inventories - delivered systems of $7.0 million, a $3.0 million increase in accounts payable, depreciation of $3.1 million and stock-based compensation of $2.0 million, partially offset by an $8.1 million increase in prepaid expenses and other current assets, a $7.5 million decrease in deferred revenue, a $2.3 million decrease in accrued liabilities and a reduction in allowance for doubtful accounts of $1.2 million.

Net cash used in operations during the six months ended July 2, 2006 was $0.3 million, primarily due to an increase in inventories and inventories - delivered systems of $11.3 million and an increase in accounts receivable of $12.6 million, partially offset by net income of $8.8 million, an increase in accrued liabilities of $4.7 million, an increase in deferred revenue of $3.2 million and depreciation of $3.0 million. The increase in accounts receivable was primarily due to higher shipments toward the end of the fiscal quarter, and an increase in sales from the fourth quarter of 2005. The increase in inventories is primarily due to the increase in system sales in 2006.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended July 1, 2007 was $9.4 million, due to proceeds of $36.1 million from sales and maturities of available-for-sale investments and proceeds of $0.5 million from sales of property and equipment, partially offset by purchases of available-for-sale investments of $24.0 million and capital spending of $3.2 million.

Net cash used in investing activities during the six months ended July 2, 2006 was $28.5 million, primarily due to purchases of $33.5 million of available-for-sale investments and capital spending of $2.8 million, partially offset by proceeds of $7.8 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended July 1, 2007 was $8.6 million, attributable to purchases of treasury stock of $10.0 million, which was partially offset by net proceeds of $1.4 million from stock plans.

Net cash provided by financing activities during the six months ended July 2, 2006 was $2.8 million, attributable to net proceeds of $2.8 million from stock options exercised.

Off-Balance-Sheet Arrangements

As of July 1, 2007, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

In June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 on January 1, 2007 as a change in accounting principle, and we have recorded the cumulative effect of adoption of $0.7 million as an increase in our accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of FIN 48. See Note 12 to the accompanying condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending have been transacted in U.S. dollars.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $117.7 million in cash equivalents and $35.6 million in short-term marketable securities as of July 1, 2007. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments.

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

During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. In total, for the three and six months ended July 1, 2007, we recorded a net gain of $0.3 million and $0.2 million, respectively, in other income (expense), net. We did not have any hedging activities for the three and six months ended July 2, 2006. There were no forward foreign exchange contracts outstanding as of July 1, 2007.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On April 25, 2007, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $20.0 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10(b)5-1. The size and timing of the repurchases will depend on Mattson's share price. There is no set expiration date for this plan. During the three months ended July 1, 2007, we repurchased shares of common stock under the stock repurchase plan as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	the Repurchase
Period	(1)	Per Share	Plans or Programs (2)	Programs
	(in thousands, except per share amounts)
As of April 1, 2007	-	$ -	-	$ 20,000
April 2, 2007 - April 30, 2007	-	-	-	20,000
May 1, 2007 - May 31, 2007	120	9.71	120	18,837
June 1, 2007 - July 1, 2007	882	10.01	882	10,000
As of July 1, 2007	1,002	$ 9.98	1,002	$ 10,000

______________________________

  All shares were purchased pursuant to a publicly announced plan in open-market transactions.
  In addition to shares repurchased under the Board authorized repurchase program and included in this column are 15,102 shares which the Company withheld through net share settlements during the three and six months ended July 1, 2007 upon the vesting of restricted stock awards under the Company's equity compensation plans to cover tax withholding obligations.

Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Stockholders was held on June 4, 2007. Out of 52,613,848 shares of Common Stock (as of the record date of April 13, 2007) entitled to vote at the meeting, 45,368,442 shares were present in person or by proxy.

At the meeting, our stockholders elected John Bolger and Kenneth Kannappan as Class I directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

Nominee	For	Withheld

John Bolger	42,563,672	2,804,770
Kenneth Kannappan	42,728,128	2,640,314

At the meeting, our stockholders approved a proposal to amend the Company's 2005 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 shares. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote

30,778,581	8,257,819	40,994	6,291,048

At the meeting, our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the year ending December 31, 2007. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote

45,243,865	112,537	12,040	-

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
4.1(3)	Amendment No. 1 to the 2005 Equity Incentive Plan.
23.1	Consent of Independent Registered Public Accounting Firm. PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

_________________

(1) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on January 30, 2001.
(2) Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.
(3) Incorporated by reference from Mattson Technology, Inc. Definitive Proxy Statement on Schedule 14A filed on April 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mattson Technology, Inc. (Registrant)

Dated: August 3, 2007

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2007

By: /s/ WILLIAM TURNER William Turner Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)