Form 10-Q
period 2007-09-30
MATTSON TECHNOLOGY INC
filed 2007-11-02
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 26, 2007: 51,076,751.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 124,875	$ 91,416
Short-term investments	41,279	47,469
Accounts receivable, net	44,826	55,957
Advance billings	3,931	10,463
Inventories	39,007	40,532
Inventories - delivered systems	-	1,879
Prepaid expenses and other current assets	10,749	11,109
Total current assets	264,667	258,825
Property and equipment, net	29,029	27,838
Goodwill	17,182	18,497
Intangibles, net	7,208	7,591
Other assets	9,368	4,001
Total assets	$ 327,454	$ 316,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,571	$ 19,330
Accrued liabilities	30,637	37,635
Deferred revenue	11,858	16,782
Total current liabilities	62,066	73,747
Income taxes payable, noncurrent	13,709	3,675
Other liabilities	1,354	400
Total liabilities	77,129	77,822

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001, 120,000 authorized shares;
53,455 shares issued and 51,075 shares outstanding in 2007;
52,930 shares issued and 52,555 shares outstanding in 2006	53	53
Additional paid-in capital	622,191	616,827
Accumulated other comprehensive income	17,807	13,525
Treasury stock, 2,380 shares in 2007 and 375 shares in 2006, at cost	(22,987)	(2,987)
Accumulated deficit	(366,739)	(388,488)
Total stockholders' equity	250,325	238,930
Total liabilities and stockholders' equity	$ 327,454	$ 316,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net sales	$ 58,480	$ 76,460	$ 214,965	$ 198,177
Cost of sales	32,800	50,193	116,422	121,473
Gross profit	25,680	26,267	98,543	76,704

Operating expenses:
Research, development and engineering	8,099	7,265	26,103	20,563
Selling, general and administrative	15,924	15,936	48,993	45,760
Amortization of intangibles	128	172	383	516
Gain on disposition of Wet business	-	(572)	-	(572)
Total operating expenses	24,151	22,801	75,479	66,267

Income from operations	1,529	3,466	23,064	10,437

Interest income	1,984	1,480	5,354	3,946
Interest expense	(30)	(71)	(74)	(156)
Other income (expense), net	(285)	164	1,014	441
Income before income taxes	3,198	5,039	29,358	14,668

Provision for (benefit from) income taxes	(374)	452	6,588	1,236

Net income	$ 3,572	$ 4,587	$ 22,770	$ 13,432

Net income per share:
Basic	$ 0.07	$ 0.09	$ 0.44	$ 0.26
Diluted	$ 0.07	$ 0.09	$ 0.43	$ 0.25

Shares used in computing net income per share:
Basic	51,397	52,402	52,163	52,309
Diluted	52,430	53,128	53,194	53,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Nine Months Ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities:
Net income	$ 22,770	$ 13,432
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for doubtful accounts	(1,384)	386
Amortization of intangibles	383	516
Depreciation	4,743	4,432
Gain on disposition of Wet business	-	(572)
Inventory valuation charge	378	1,722
Stock-based compensation	2,949	1,586
Other non-cash items	195	(103)
Changes in assets and liabilities:
Accounts receivable	12,691	(22,338)
Advance billings	6,532	1,880
Inventories	2,843	(14,375)
Inventories - delivered systems	1,879	2,517
Prepaid expenses and other current assets	623	3,331
Other assets	(263)	(605)
Accounts payable	(530)	6,257
Accrued liabilities	(6,627)	8,290
Deferred revenue	(4,924)	475
Other liabilities	4,799	293
Net cash provided by operating activities	47,057	7,124

Cash flows from investing activities:
Purchases of available-for-sale investments	(35,910)	(48,292)
Sales and maturities of available-for-sale investments	42,638	12,746
Purchases of property and equipment	(6,483)	(9,327)
Sales of property and equipment	474	283
Net cash provided by (used in) investing activities	719	(44,590)

Cash flows from financing activities:
Proceeds from stock plans	2,415	2,861
Purchases of treasury stock	(20,000)	-
Net cash provided by (used in) financing activities	(17,585)	2,861

Effect of exchange rate changes on cash and cash equivalents	3,268	2,097
Net increase (decrease) in cash and cash equivalents	33,459	(32,508)
Cash and cash equivalents, beginning of period	91,416	116,593
Cash and cash equivalents, end of period	$ 124,875	$ 84,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

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

The Company's current year will end December 31, 2007 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended September 30, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2007.

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

Note 2. Balance Sheet Details

	September 30,	December 31,
	2007	2006
Cash and cash equivalents:	(thousands)
Cash in bank	$ 35,516	$ 38,006
Money market funds	59,746	17,483
Commercial paper	29,613	35,927
	$ 124,875	$ 91,416

Short-term investments:
United States agency securities	$ 11,989	$ 37,114
United States corporate bonds	29,290	10,355
	$ 41,279	$ 47,469

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income. See Note 12. The maturities of short-term investments as of September 30, 2007 and December 31, 2006 are shown below:

	September 30,	December 31,
	2007	2006
	(thousands)
Due within one year	$ 25,866	$ 34,644
Due in one to two years	15,413	12,825
	$ 41,279	$ 47,469

	September 30,	December 31,
	2007	2006
Inventories, net:	(thousands)
Purchased parts and raw materials	$ 24,477	$ 22,964
Work-in-process	6,824	9,803
Finished goods	7,706	7,765
	$ 39,007	$ 40,532

As of September 30, 2007 and December 31, 2006, the reserve for excess and obsolete inventories was $10.2 million and $16.6 million, respectively.

	September 30,	December 31,
	2007	2006
Property and equipment, net:	(thousands)
Machinery and equipment	$ 52,105	$ 47,990
Furniture and fixtures	12,158	11,597
Leasehold improvements	13,667	12,855
	77,930	72,442
Less: accumulated depreciation	(48,901)	(44,604)
	$ 29,029	$ 27,838

Accrued liabilities:
Warranty	$ 10,915	$ 15,113
Accrued compensation and benefits	10,560	7,633
Other	9,162	14,889
	$ 30,637	$ 37,635

The number of shares of common stock outstanding at the end of each of the periods presented was reduced by approximately 100,000 shares to reflect an adjustment for certain unredeemed shares related to the acquisition of CFM Technologies, Inc. (CFM) in January 2001 that was identified in the first quarter of 2007. Since the error occurred in 2001, and is not material to any of the periods presented, an adjustment was made to reduce accumulated deficit and additional paid-in capital at the end of each of the periods presented by approximately $3.5 million.

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

The following table summarizes changes in the product warranty accrual for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(thousands)
Balance at beginning of period	$ 13,550	$ 13,878	$ 15,113	$ 13,458
Accrual for warranties issued during the period	1,433	6,422	5,063	15,845
Settlements made during the period	(2,473)	(4,486)	(9,043)	(13,489)
Changes in liability related to preexisting
warranties	(1,595)	-	(218)	-
Balance at end of period	$ 10,915	$ 15,814	$ 10,915	$ 15,814

In the three months ended September 30, 2007, the Company recorded an adjustment of $1.6 million to its product warranty accrual. Of this amount, approximately $0.6 million related to the transfer of certain warranty obligations to a third party service provider for one of the Company's foreign locations. The Company transferred the obligations at book value, and has no further liability for the systems under those warranties. In addition, during the Company's quarterly review of actual warranty performance, the Company's management reduced its preexisting warranty obligations by approximately $1.0 million based on favorable warranty experience.

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of September 30, 2007. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

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

Note 4. Commitments and Contingencies

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019, with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next twelve years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007. In June 2007, the tenant entered into a new three-year sublease, which will commence upon the expiration of the current sublease and will expire in December 2010, with an option for the subtenant to extend for an additional three years. Total lease payments of approximately $11.9 million are expected to cover all related costs on the administrative building during the sublease periods. The sublessee for the manufacturing building location vacated the premises in September 2006 and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. As of September 30, 2007, the Company had an accrual balance of $0.9 million related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek), the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $14.2 million at September 30, 2007), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 5. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's shares of common stock through open-market purchases or private transactions. For the three and nine months ended September 30, 2007, approximately 1.0 million and 2.0 million shares had been repurchased under this program at a weighted-average purchase price of $9.97 and $9.97, respectively. As of September 30, 2007, the Company had completed the repurchase of the $20.0 million in common stock authorized under this program. Subsequent to September 30, 2007, the Company announced an expansion of this common stock repurchase program. See Note 13.

Note 6. Stock-Based Compensation

Effective January 1, 2006, Mattson adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the employee.

The effects of recording stock-based compensation for the three and nine months ended September 30, 2007 and October 1, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(thousands, except per share amounts)
Stock-based compensation by type of award:
Stock options	$ 824	$ 590	$ 2,459	$ 1,299
Restricted stock units	139	141	452	243
Employee stock purchase plan	14	27	38	44
Total stock-based compensation	977	758	2,949	1,586
Tax effect on stock-based compensation	-	-	-	-
Effect on net income	$ 977	$ 758	$ 2,949	$ 1,586

Stock-based compensation by category of expense:
Cost of sales	$ 35	$ 18	$ 100	$ 38
Research, development and engineering	126	77	361	192
Selling, general and administrative	816	663	2,488	1,356
Effect on net income	$ 977	$ 758	$ 2,949	$ 1,586

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at September 30, 2007 and December 31, 2006, as such amounts were inconsequential.

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $6.5 million after estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $8.1 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.9 years.

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to restricted stock units of $1.2 million after estimated forfeitures. The grant-date fair value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award. As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to nonvested restricted stock units was $1.5 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.0 years.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the plans assumed by the Company from CFM Technologies, Inc. (CFM) as of September 30, 2007:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2006	1,486	6,036	$ 9.27	150	$ 11.39
Stock options:
Authorized June 4, 2007	2,500	-	-	-	-
Granted	(846)	846	9.03	-	-
Exercised	-	(452)	4.94	-	-
Cancelled or forfeited	244	(251)	12.75	-	-
Restricted stock units:
Granted	(167)	-	-	95	9.10
Released	-	-	-	(58)	10.02
Cancelled or forfeited	17	-	-	(10)	10.61
Balances at September 30, 2007	3,234	6,179	$ 9.41	177	$ 10.65

For the nine months ended September 30, 2007, approximately 40,000 shares of common stock were issued upon vesting of restricted stock units, net of approximately 18,000 shares with a vest date fair value of $0.2 million, which the Company withheld through net share settlements to cover tax withholding obligations. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Expected dividend yield	-	-	-	-
Expected stock price volatility	67%	88%	74%	88%
Risk-free interest rate	4.5%	4.5%	4.7%	4.4%
Expected life of options	5 years	5 years	5 years	5 years

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

Supplemental disclosure information about the Company's stock options and restricted stock units is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
(thousands, except weighted-average values)
Stock options:
Weighted-average grant date fair value	$ 6.09	$ 5.53	$ 5.75	$ 7.44
Intrinsic value of options exercised	$ 1,307	$ 144	$ 2,317	$ 2,056
Cash received from options exercised	$ 1,007	$ 94	$ 2,233	$ 2,819
Restricted stock units:
Weighted-average grant date fair value	$ 9.93	—	$ 9.10	$ 11.39

Supplemental disclosure information about the Company's stock options outstanding as of September 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at September 30, 2007	4,534	$ 9.44	5.0	$ 5,185
Options expected to vest at September 30, 2007	1,645	$ 9.32	6.1	$ 295
Options outstanding at September 30, 2007	6,179	$ 9.41	5.3	$ 5,480

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $8.65 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options which were exercisable as of September 30, 2007 was 1.9 million. The Company settles employee stock option exercises with newly issued common shares.

Note 7. Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 4,567	8	$ 5,761	8	$ 14,281	7	$ 21,155	11
Taiwan	14,975	26	13,544	18	56,227	26	49,134	25
Korea	6,284	11	14,090	18	43,391	20	48,508	24
Japan	7,746	13	23,084	30	41,880	19	39,312	20
Europe and others	12,514	21	8,553	11	29,923	14	14,112	7
Other Asia	12,394	21	11,428	15	29,263	14	25,956	13
	$ 58,480	100	$ 76,460	100	$ 214,965	100	$ 198,177	100

In the three months ended September 30, 2007, four customers accounted for 18%, 14%, 12% and 11% of net sales, respectively. In the three months ended October 1, 2006, three customers accounted for 18%, 17% and 12% of net sales, respectively. In the nine months ended September 30, 2007, four customers accounted for 18%, 11%, 11% and 10% of net sales, respectively. In the nine months ended October 1, 2006, two customers accounted for 16% and 12% of net sales.

Note 8. DNS Patent Infringement Suit Settlement

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

As of September 30, 2007, DNS has made payments aggregating $85.8 million under the terms of the settlement and license agreements. The Company did not recognize any DNS royalty revenue for the three months ended September 30, 2007. The Company recognized $1.4 million of royalty revenue for the three months ended October 1, 2006. The Company recognized $8.6 million and $6.5 million of royalty revenue for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Note 9. Derivative Instruments and Hedging Activities

The Company utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. For the three months ended September 30, 2007, the Company did not have any hedging activities. For the nine months ended September 30, 2007, the Company recorded a net gain of $0.2 million in other income (expense). For the three and nine months ended October 1, 2006, the Company did not have any hedging activities. As of September 30, 2007, the Company had no outstanding forward foreign exchange contracts.

Note 10. Income Taxes

  The provision for income taxes in the nine months ended September 30, 2007 included a normalized provision of $3.4 million for Federal and state income taxes and a $0.9 million provision for foreign taxes. In the second quarter, the Company also recorded $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of the Company's foreign locations. Additionally, in the third quarter, the Company recorded a benefit of $0.3 million for Federal taxes and $1.2 million for foreign taxes based on tax returns filed during the quarter and a change in management's current estimate of future tax benefits. The Company reduced its current tax liability by $1.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the nine months ended September 30, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes in the nine months ended October 1, 2006 was $1.2 million, which primarily consisted of a $0.8 million provision for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of accumulated deficit in the condensed consolidated balance sheet, as permitted by the transition provisions of FIN 48. Upon adoption, the Company had $25.8 million of unrecognized tax benefits. Of this total, $9.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. In accordance with FIN 48, at the beginning of fiscal year 2007 the Company reclassified $9.3 million of income tax liabilities from current liabilities to long-term deferred tax liabilities in the condensed consolidated balance sheet, as payment of the liabilities is not anticipated within the next 12 months. For the nine months ended September 30, 2007, there have been no material changes to the amount of unrecognized tax benefits other than the $3.8 million discrete charge recorded in the second quarter.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had $0.6 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three and nine months ended September 30, 2007, recorded income tax expense included estimated interest of $0.1 million and $0.4 million, respectively. Included in the balance of unrecognized tax benefits at January 1, 2007 is $1.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(thousands)
Weighted average shares outstanding - Basic	51,397	52,402	52,163	52,309
Diluted potential common shares from stock
options and restricted stock units	1,033	726	1,031	1,058
Weighted average shares outstanding - Diluted	52,430	53,128	53,194	53,367

Total stock options outstanding of 3.7 million for the three and nine months ended September 30, 2007, and 3.7 million and 2.8 million for the three and nine months ended October 1, 2006, respectively, were excluded from the computations, as their inclusion would be antidilutive.

Note 12. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	September 30,	December 31,
	2007	2006
	(thousands)
Cumulative translation adjustments	$ 17,641	$ 13,480
Unrealized investment gain	166	45
	$ 17,807	$ 13,525

The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(thousands)
Net income	$ 3,572	$ 4,587	$ 22,770	$ 13,432
Cumulative translation adjustments	2,564	393	4,161	3,336
Unrealized investment gain	112	192	121	64
Comprehensive income	$ 6,248	$ 5,172	$ 27,052	$ 16,832

Note 13. Subsequent Event

Increase in Common Stock Repurchase Program

In October 2007, the Company's Board of Directors expanded its existing common stock repurchase program, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. The size and timing of the repurchases will depend on the Company's share price.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 30, 2007		October 1, 2006		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 58,480	100.0	$ 76,460	100.0	$ (17,980)	(23.5)
Cost of sales	32,800	56.1	50,193	65.6	(17,393)	(34.7)
Gross profit	25,680	43.9	26,267	34.4	(587)	(2.2)
Operating expenses:
Research, development and engineering	8,099	13.8	7,265	9.5	834	11.5
Selling, general and administrative	15,924	27.2	15,936	20.8	(12)	(0.1)
Amortization of intangibles	128	0.2	172	0.2	(44)	(25.6)
Gain on disposition of Wet business	-	-	(572)	(0.7)	572	(100.0)
Total operating expenses	24,151	41.3	22,801	29.8	1,350	5.9
Income from operations	1,529	2.6	3,466	4.6	(1,937)	(55.9)
Interest income	1,984	3.4	1,480	1.9	504	34.1
Interest expense	(30)	(0.1)	(71)	(0.1)	41	(57.7)
Other income (expense), net	(285)	(0.5)	164	0.2	(449)	n/m(1)
Income before income taxes	3,198	5.5	5,039	6.6	(1,841)	(36.5)
Provision for (benefit from) income taxes	(374)	(0.6)	452	0.6	(826)	n/m(1)
Net income	$ 3,572	6.1	$ 4,587	6.0	$ (1,015)	(22.1)

	Nine Months Ended
	September 30, 2007		October 1, 2006		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 214,965	100.0	$ 198,177	100.0	$ 16,788	8.5
Cost of sales	116,422	54.2	121,473	61.3	(5,051)	(4.2)
Gross profit	98,543	45.8	76,704	38.7	21,839	28.5
Operating expenses:
Research, development and engineering	26,103	12.1	20,563	10.4	5,540	26.9
Selling, general and administrative	48,993	22.8	45,760	23.1	3,233	7.1
Amortization of intangibles	383	0.2	516	0.2	(133)	(25.8)
Gain on disposition of Wet business	-	-	(572)	(0.3)	572	(100.0)
Total operating expenses	75,479	35.1	66,267	33.4	9,212	13.9
Income from operations	23,064	10.7	10,437	5.3	12,627	121.0
Interest income	5,354	2.5	3,946	2.0	1,408	35.7
Interest expense	(74)	(0.1)	(156)	(0.1)	82	(52.6)
Other income (expense), net	1,014	0.5	441	0.2	573	129.9
Income before income taxes	29,358	13.7	14,668	7.4	14,690	100.1
Provision for (benefit from) income taxes	6,588	3.1	1,236	0.6	5,352	433.0
Net income	$ 22,770	10.6	$ 13,432	6.8	$ 9,338	69.5

_________________

(1) not meaningful

Net Sales and Deferred Revenue

Net sales for the three months ended September 30, 2007 decreased from the same period of 2006, primarily due to a decrease in system sales of $22.0 million and a decrease in royalty revenues from DNS of $1.4 million, partially offset by an increase of $5.4 million due to net recognition of previously deferred systems revenue.

Net sales for the nine months ended September 30, 2007 increased from the same period of 2006, primarily due to an increase in system sales of $4.8 million, an increase of $9.5 million due to net recognition of deferred systems revenue, an increase in sales of service and spare parts of $0.4 million and an increase in royalty revenues from DNS of $2.1 million. Net sales for the first nine months of 2007 and 2006 included royalty income from DNS of $8.6 million and $6.5 million, respectively.

International sales as a percentage of total net sales are set forth in the table below. We anticipate that international sales, predominantly to customers based in Europe and the Pacific Rim, including China, Japan, Korea, Singapore and Taiwan, will continue to account for a significant portion of our sales.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
International sales	92%	92%	93%	89%
Sales to the Pacific Rim	71%	81%	79%	82%

Deferred revenue at September 30, 2007 decreased to $11.9 million from $16.8 million at December 31, 2006, primarily due to a $4.2 million decrease in deferred revenue for system shipments which were fully deferred in accordance with our revenue recognition policy at December 31, 2006, and were recognized in 2007; a $5.6 million net decrease in deferred revenue for the recognition of a portion of system shipments in accordance with our revenue recognition policy and a $0.1 million decrease in deferred service contract revenue, partially offset by an increase in deferred revenue related to a royalty license agreement of $5.0 million.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended September 30, 2007 decreased by $0.6 million compared to the same period of 2006, primarily due to lower gross profit of $4.5 million from systems sales, a $1.4 million decrease in royalty revenue from DNS and lower gross profit of $0.1 million from service and spare parts sales, partially offset by an increase of $5.4 million due to net recognition of previously deferred systems revenue.

Gross profit margin for the three months ended September 30, 2007 increased by 9.5 percentage points compared to the same period of 2006, primarily due to higher gross profit margin from net recognition of previously deferred systems revenue of 8.2 percentage points, higher gross profit margin from system sales of 1.1 percentage points and higher gross margin from service and spare parts sales of 2.0 percentage points, partially offset by lower gross profit margin from DNS royalty revenue of 1.8 percentage points.

Gross profit for the nine months ended September 30, 2007 increased by $21.8 million compared to the same period of 2006, primarily due to higher gross profit of $10.2 million from systems sales, an increase of $9.5 million due to net recognition of previously deferred systems revenue and a $2.1 million increase in royalty revenue from DNS.

Gross profit margin for the nine months ended September 30, 2007 increased by 7.1 percentage points compared to the same period of 2006, primarily due to higher gross profit margin from system sales of 2.5 percentage points, higher gross profit margin from net recognition of previously deferred systems revenue of 4.6 percentage points and higher gross profit margin from DNS royalty revenue of 0.7 percentage points, partially offset by lower gross margin from service and spare parts sales of 0.7 percentage points.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering expenses increased in amount for three and nine months ended September 30, 2007 compared to the same period of 2006, primarily due to activities in 2007 to expand our product portfolio to accommodate sub-65 nanometer design rules.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2007 were level with the same period of 2006. As a percentage of net sales, our SG&A expenses increased in the three months ended September 30, 2007 compared to the same period of 2006 because of the decrease in net sales in 2007.

Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2007 increased compared to the same period of 2006, primarily as the result of a $4.7 million increase in employee compensation which related to higher levels of business activity, a $1.1 million increase in stock-based compensation as determined in accordance with SFAS No. 123(R) and a net increase in other miscellaneous expenses of $0.4 million; which were partially offset by a $1.6 million decrease which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project and a $1.4 million decrease related to the release of previously reserved accounts receivable that were collected during the period. As a percentage of net sales, our SG&A expenses decreased in the nine months ended September 30, 2007 compared to the same period of 2006 because of the increase in net sales in 2007.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended September 30, 2007 decreased compared to the same period of 2006 due to the writeoff of the remaining net book value of Radiant technology of $2.6 million in the fourth quarter of 2006. The Radiant technology was acquired in our acquisition of Vortek Technology, Ltd. in October 2004.

Interest and Other Income (Expense), Net

Interest income increased in the three and nine months ended September 30, 2007 compared with the same period of 2006, primarily due to higher average cash balances. Other income, net for the three months ended September 30, 2007 included foreign currency exchange rate related losses of $0.4 million due to impact of the decline in the U.S. dollar on our foreign assets and liabilities, partially offset by other miscellaneous income of $0.1 million.

Other income, net for the nine months ended September 30, 2007 included $1.1 million of income from certain payments and legal settlements related to two previous lines of business, as well as realized and unrealized foreign currency exchange gains of $0.1 million and a realized foreign exchange gain of $0.2 million on forward foreign exchange contracts settled in 2007, which was partially offset by other miscellaneous expenses of $0.4 million.

Provision for Income Taxes

 The provision for income taxes in the nine months ended September 30, 2007 included a normalized provision of $3.4 million for Federal and state income taxes and a $0.9 million provision for foreign taxes. In the second quarter, we also recorded $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of our foreign locations. Additionally, in the third quarter, we recorded a benefit of $0.3 million for Federal taxes and $1.2 million for foreign taxes based on a change in management's estimate of future tax benefits. We reduced our current tax liability by $1.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the nine months ended September 30, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes for the nine months ended October 1, 2006 was $1.2 million, which primarily consisted of a $0.8 million provision for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at September 30, 2007 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $166.2 million at September 30, 2007, an increase of $27.3 million from $138.9 million as of December 31, 2006. Stockholders' equity at September 30, 2007 was $250.3 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Cash Flows from Operating Activities

Net cash provided by operations during the nine months ended September 30, 2007 was $47.1 million, primarily due to net income of $22.8 million, decreases in accounts receivable and advanced billings of $19.2 million, decreases in inventories and inventories - delivered systems of $4.7 million, a $4.8 million increase in other liabilities, depreciation of $4.7 million and stock-based compensation of $2.9 million, partially offset by a $6.6 million decrease in accrued liabilities, a $4.9 million decrease in deferred revenue and a reduction in allowance for doubtful accounts of $1.4 million.

Net cash provided by operations during the nine months ended October 1, 2006 was $7.1 million, primarily due to net income of $13.4 million, an increase in accrued liabilities of $8.3 million, an increase in accounts payable of $6.3 million, depreciation and amortization of $4.9 million, a decrease in prepaid expenses and other current assets of $3.3 million, a decrease in advanced billings of $1.9 million, a decrease in inventories-delivered systems of $2.5 million, inventory valuation charges of $1.7 million, and non-cash stock-based compensation of $1.6 million which was included in net income, partially offset by an increase in inventories of $14.4 million and an increase in accounts receivable of $22.3 million. The increase in accounts receivable was primarily due to an increase in revenues. The increase in inventories and accounts payable is primarily due to the increase in system sales in 2006.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2007 was $0.7 million, due to proceeds of $42.6 million from sales and maturities of available-for-sale investments and proceeds of $0.5 million from sales of property and equipment, partially offset by purchases of available-for-sale investments of $35.9 million and capital spending of $6.5 million.

Net cash used in investing activities during the nine months ended October 1, 2006 was $44.6 million, primarily due to purchases of $48.3 million of available-for-sale investments and capital spending of $9.3 million, partially offset by proceeds of $12.7 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2007 was $17.6 million, attributable to purchases of treasury stock of $20.0 million, which was partially offset by net proceeds of $2.4 million from stock plans.

Net cash provided by financing activities during the nine months ended October 1, 2006 was $2.9 million, attributable to net proceeds of $2.9 million from stock plans.

Off-Balance-Sheet Arrangements

As of September 30, 2007, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $124.9 million in cash equivalents and $41.3 million in short-term marketable securities as of September 30, 2007. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. By policy, we limit our exposure to longer-term investments.

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

During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. In total, for the nine months ended September 30, 2007, we recorded a net gain of $0.2 million in other income (expense), net. We did not have any hedging activities for the three months ended September 30, 2007, or for the three and nine months ended October 1, 2006. There were no forward foreign exchange contracts outstanding as of September 30, 2007.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On April 25, 2007, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $20.0 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10(b)5-1. As of September 30, 2007, we have completed all repurchases authorized under this program. During the three months ended September 30, 2007, we repurchased shares of common stock under the stock repurchase plan as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	the Repurchase
Period	(1)	Per Share	Plans or Programs (2)	Programs
	(in thousands, except per share amounts)
As of July 1, 2007	1,002	$ 9.98	1,002	$ 10,000
July 2, 2007 to July 31, 2007	58	10.29	58	9,402
August 1, 2007 to
August 31, 2007	945	9.95	945	-
September 1, 2007 to
September 30, 2007	-	-	-	-
As of September 30, 2007	2,005	$ 9.97	2,005	$ -

________________________

(1) All shares were purchased pursuant to a publicly announced plan in open-market transactions.
(2) In addition to shares repurchased under the Board authorized repurchase program and included in this column are approximately 3,000 and 18,000 shares for the three and nine months ended September 30, 2007, respectively, which the Company withheld through net share settlements upon the vesting of restricted stock awards under the Company's equity compensation plans to cover tax withholding obligations.

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

Dated: November 2, 2007

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2007

By: /s/ WILLIAM TURNER William Turner Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)