Form 10-K
period 2007-12-31
MATTSON TECHNOLOGY INC
filed 2008-02-25
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐        No    ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐          Smaller reporting company    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 1, 2007 was $502,132,000 based on the closing price for the registrant's common stock reported by the Nasdaq Global Select Market® on that date. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of the registrant's common stock outstanding as of February 15, 2008: 49,347,914.

      Documents incorporated by reference: Portions of the Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders, which will be filed on or before April 29, 2008, are incorporated herein by reference into Part III.

     PDF provided as courtesy

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
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

PART I

Item 1. Business

Company Overview

Mattson Technology, Inc. (Mattson or the Company) is a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs or chips). Mattson produces dry strip equipment and rapid thermal processing (RTP) equipment for the wafer chip fabrication industry. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the front-end-of-line (FEOL) and back-end-of-line (BEOL) fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300-millimeter (mm) wafers, sub-65 nanometer (nm) design rules and the use of new materials, such as copper, low capacitance (low-k) dielectrics and barrier metals.

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

Several technological trends impact IC manufacturing. One important trend is increasing IC density. Moore's Law, an observation made in 1965 which states that the number of transistors on a chip doubles approximately every 24 months, has served as a goal for the entire industry and fueled the worldwide technology revolution. To adhere to Moore's Law, semiconductor manufacturers face continuing competitive pressures to manufacture increasingly complex ICs, improve yields per wafer and reduce manufacturing costs.

Semiconductor manufacturers have historically sought to increase the number of transistors per wafer by "shrinking" device structures through reducing device geometries or nodes. Today's advanced devices are being produced at or below the 90 nm technology node. Leading semiconductor manufacturers are ramping volume production at 65 nm and are beginning pilot line activities at the 45 nm node.

The trend toward increasing device complexity and shrinking geometries requires the use of new materials and ever more demanding processes. The industry is transitioning from using silicon/glass and aluminum as the building blocks of ICs to using newer materials, such as cobalt, copper, hafnium, nickel, tantalum, titanium, and tungsten. Use of these new materials requires increasingly stringent processes and new transistor structures to increase chip densities and improve chip speed while reducing power consumption. These new challenging process requirements will drive the need for more research and development to provide more innovative solutions to enable the use of these new films and processes.

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

These developments increase manufacturing complexity and create the need for manufacturing equipment with ever more precise process control capability, reliability, low defect rates and high productivity. The increased difficulty of achieving transistor performance at advanced nodes has made high yields important in selecting process equipment. Semiconductor manufacturers demand systems that can achieve consistent, reliable and repeatable process results within critical tolerance limits while still achieving desired throughput rates.

Consumer Electronics Driving Industry Growth

Over the past several years, consumer products have emerged as the primary force behind semiconductor industry growth, now driving over half of all semiconductor sales. Semiconductors used in consumer electronic devices include microcontrollers, microprocessors, digital signal processors and analog devices. In 2007, consumer electronics, such as cell phones, personal computers (PCs), digital televisions and digital music players, continued to drive chip demand.

Advances in semiconductor technology have resulted in higher-performing consumer products at a much lower price. A typical PC today sells for less than 30 percent of the price of a comparable unit in 1995, but today's model is 100 times more powerful. The introduction of Microsoft's Vista (the latest release of the company's Windows operating system) is driving the increase in IC content per PC. Sales of PCs, the largest single market for chips, grew by approximately 11 percent in 2007.

The recent growth in the memory market is being driven by consumers' demand for electronic devices that provide more functionality, with larger storage capacity and mobility on a digital device. The demand for digital cameras and portable flash media players, especially the Apple iPod and iPhone, was a significant driver of sales of NAND flash memory in 2007. Through 2010, flash memory is forecasted to have the highest growth rate of the semiconductor industry, with 20 percent annual growth from $23.1 billion in 2007 to $39.7 billion in 2010, and flash memory is also expected to surpass DRAM in terms of revenue.

The growth in the logic market is being driven by the demand for devices with more functionality, faster processing speed, lower power consumption and diversified applications.

The increasing proliferation of semiconductors into an ever-broader range of consumer products is expected to drive industry growth for the next several years.

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

Strategies to achieve our long-term growth goals include:

Technology Leadership

Today's semiconductor manufacturers demand processes that deliver results with an unprecedented level of precision. We work closely with our customers, supply chain vendors and technology partners to deliver on these demands. An important element of Mattson's growth strategy is our commitment to technology leadership in the markets we serve, and the production-proven performance of our strip and RTP systems has earned us leading positions in both of these markets. We plan to extend our market and technology leadership by developing robust processing solutions that provide semiconductor manufacturers superior technology, productivity and total cost of ownership advantages. Investments in research and development have enabled us to make process improvements and product innovations that are ready to deliver two technology nodes ahead of current device requirements, resulting in powerful and expanding product and patent portfolios. We believe that our focus on delivering advanced technologies and increasing customer value will enable us to increase our competitive advantage, expand our share in existing markets and penetrate new segments, further reinforcing our leadership.

Customer Loyalty

Our success is based on providing technical and production worthy value to our customers and enabling them to succeed. We develop and deliver products that increase productivity and reduce manufacturing costs to help our customers get their next-generation chips to market faster, thereby maximizing their returns on investment. Our global sales and service organization works with our customers to align our business with their technology and production needs. We are a vendor of choice at leading semiconductor manufacturers around the world; a testament to our success in maintaining strong relationships and building customer loyalty and satisfaction.

Operational Excellence

Because the semiconductor industry is a global business, it is critical for semiconductor equipment suppliers to have operations in each region available 24 hours a day/7 days a week/52 weeks a year. We have developed a globally integrated operations organization that responds quickly to deliver solutions and products to customers anywhere in the world. Through the successful implementation of our cyclically flexible enterprise (CFE) business model, we have built a leaner, more flexible organization designed to deliver profitability and efficiency throughout all industry cycles. We have established partnerships with our supply chain, and the outsourcing of non-core functions allows us to concentrate resources on what is most critical for our customers: developing and delivering advanced products that meet our customers' current IC technology demands and that are extendible for future devices. We have also implemented measures and programs designed to increase manufacturing efficiencies and reduce material costs. In the coming year, we will continue to implement these measures and programs to increase enterprise-wide efficiencies and operational excellence.

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

Our Suprema system utilizes a new and innovative wafer handling architecture to deliver superior productivity and reliability with exceptionally low cost of ownership for manufacturing at the 90 nm node and below. The Suprema features our patented inductively coupled plasma (ICP) technology. The system utilizes an enhanced radio frequency (RF) matching network and a higher-capacity heating source to provide increased throughput, process performance and reliability. The Suprema system is in high-volume production at customer sites around the world.

The eHighlands is our advanced low temperature resist strip system that enables semiconductor manufacturers to work with a single tool for the following applications in damascene/copper integration:

  Low-k /ultra low-k ashing;

  PR/bottom anti-reflective coating (BARC) etch-back; and

  Three-in-one processes (low-k strip, barrier layer etch and copper treatment).

The system also provides excellent performance for other advanced dry strip applications, including metal gate strip required for the 45 nm technology node and beyond.

Rapid Thermal Processing

In RTP, semiconductor wafers are rapidly heated under controlled ambient conditions to process temperatures of up to 1350 ° C, held at the desired temperature for a short, defined time and then rapidly cooled. Thermal processing can alter and lock in material properties at the wafer surface as well as in the bulk silicon. Typical processes include:

  Rapid thermal annealing: to achieve defined electrical properties in the devices or in the bulk of the wafer;

  Rapid thermal silicidation: to optimize the electrical conductive structures on the wafer; and
  Rapid thermal oxidation: to grow an oxide layer on the wafer surface.

Historically, diffusion furnaces have been used to heat-treat large batches of wafers. As device features continue to shrink, temperature uniformity and exposure control have become more critical and require process capabilities beyond those that diffusion furnaces can provide. Single-wafer RTP inherently enables more precise thermal control, uniformity across the diameter of the wafer and repeatability of results from wafer to wafer with substantially less thermal budget.

Mattson's RTP products feature dual-sided, lamp-based heating technology that provides enhanced process uniformity and repeatability with precise process control for both 200 and 300 mm manufacturing. Our product lines include the 2900 for 200 mm applications, the HeliosTM RTP system for 300 mm anneal applications and the AtmosTM rapid thermal oxidation (RTO) system for 300 mm advanced oxidation applications.

The Helios features a state-of-the-art model-based temperature measurement and control system that provides the uniformity, repeatability and reliability required for achieving superior device performance for the most demanding 300 mm applications, including source drain anneals, spike anneals and nickel silicide (NiSi) formation. This dual-chamber RTP system has been in volume production since 2003 at 90 nm and below, and is in development for 32 nm applications at major customer sites. In 2007, the Helios increased its market presence worldwide, gaining new customers in China, Japan and Taiwan primarily based on the system's excellent productivity and cost-of-ownership advantages. We will continue working with our customers to demonstrate the Helios' capabilities on processes for advanced 32 nm and below technology applications.

In 2007, we enhanced Atmos' productivity performance, expanded its market presence to China and Taiwan and we shipped Atmos to new accounts for 70 nm and below applications.

Our flash-assisted RTP (fRTP) system, MilliosTM, which features a patented arc lamp technology capable of reducing thermal cycle time by a factor of over a hundred, is designed to enable our customers to meet advanced gate anneal and activation process requirements through the 32 nm technology node and beyond.

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

Our NexionTM anisotropic etch system is currently in qualification on several etch applications at a major memory manufacturer. This system draws on our expertise in anisotropic etching using a Faraday-shielded ICP system with bias capability and a platform with very high throughput to provide low cost-of-ownership, as well as excellent process on-wafer performance to our customers.

Customer Support

One of Mattson's primary goals is to build strong and productive partnerships with our customers. We recognize that their success is our success. Our customer support organization leads programs meant to build and strengthen these long-term relationships. Our customer support organization is headquartered in Fremont, California, with additional resources located in China, France, Germany, Korea, Singapore, Taiwan and the United States. Our global support infrastructure is composed of an extensive network of product and process technologists, along with experienced field service teams with diverse technical backgrounds and mechanical and electronics training. After-sales support is an essential part of our customer service program, and our international customer support teams provide the following services: system installation, on-site repair, telephone support, used tool refurbishment, relocation services and selected post-sales process development applications.

We offer competitive, comprehensive warranties on all of our products. We maintain spare parts depots and local support in most regions. As part of our global support services, we also offer a broad selection of technical training courses, from maintenance and service training to basic and advanced applications and operation.

We are committed to the continuous improvement of our customer support services. As such, we have invested significantly in the continued training of our support resources. We are also actively engaged in joint development programs at many major customer sites to collaborate on product and process development and increase the level of customer support.

We work closely with Semiconductor Equipment Materials International (or SEMI, a global member association for companies participating in the microelectronics and display industries) to ensure that our programs comply with its major support directives.

Sales and Marketing

Our marketing and sales efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force and distribution agreements in certain regions and countries. Our sales personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force resident in our Fremont, California headquarters, we have sales and support offices in China, Germany, Japan, Korea, Singapore, Taiwan and the United States.

In 2007, we maintained a few select representatives where it either was advantageous economically or geographically. We continued our relationship with Canon Marketing Japan for the distribution and support of our products in Japan.

Our international sales accounted for 92% of our net sales in 2007, 89% of our net sales in 2006 and 84% of our net sales in 2005. We anticipate that international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business. Our sales to customers located in China, Japan, Korea, Taiwan and other Asian countries accounted for 79% of our net sales in 2007, 82% of our net sales in 2006 and 72% of our net sales in 2005. Our foreign sales are subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act. For a discussion of the risks associated with our international sales, see Item 1A. Risk Factors to this Annual Report on Form 10-K, under the caption "We are highly dependent on international sales, and face significant international business risks."

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog was $27.0 million as of December 31, 2007, $48.9 million as of December 31, 2006 and $48.3 million as of December 31, 2005.

In the second half of 2007, due to weakness in the overall semiconductor market, our customers significantly decreased their requested delivery times, in order to allow them more time to evaluate market conditions before placing orders. This change in our customers' behavior makes direct comparison of our 2007 backlog to prior years less meaningful. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and our actual sales for the year may not meet or exceed the backlog represented. During periods of industry downturn, we have experienced cancellations, delays and push-outs of orders that were previously included in backlog.

Customers

Our customer base is diversified, both geographically and by chip segments. In 2007, customers for our products include 15 of the world's top 20 semiconductor manufacturers. The composition of our largest customers has varied from year to year. The following table shows our net sales from customers representing more than ten percent of total sales in each of the last three years and net sales from our top ten customers as a group for each of those years:

	Year Ended December 31,
	2007	2006	2005

Customer A	15%	12%	-
Customer B	13%	-	-
Customer C	12%	15%	-
Customer D	10%	-	-
Customer E	-	-	12%
Customer F	-	-	11%

Top ten customers as a group	74%	70%	68%

For a discussion of risks associated with changes in our customer base, see Item 1A. Risk Factors to this Annual Report on Form 10-K, under the caption "We are dependent on a highly concentrated customer base, particularly with customers in the memory market, and any cancellation, reduction or delay of purchases by or failure to collect receivables from these customers could harm our business. Additionally, we may not achieve anticipated revenue levels if we are not selected as `vendor of choice' for new or expanded fabrication facilities."

Research, Development and Engineering

The semiconductor equipment industry is characterized by rapid technological change and product innovation. We develop process and process integration solutions with results at the wafer surface for our customers. The products that we develop and market allow our customers to address their advanced process requirements. Only by continuously striving to develop new intellectual property (IP) for processes and hardware to support new processes can we maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering (RD&E) programs. We seek to maintain close relationships with our global customers and to remain responsive to their product and processing needs.

Our key RD&E activities during 2007 involved the ongoing process improvements of our strip and RTP systems, as well as the development of a new 300 mm reactive ion etch tool. Significant work was also done on the commercialization of our Millios flash RTP (fRTP) tool.

Our Suprema strip system incorporates our ICPHT photoresist process module and an innovative, high-productivity platform that we expect will set new standards for cost of ownership in the industry. Our proprietary platform design has demonstrated significantly improved particle performance for 32 nm technology and beyond.

Other development efforts have led to further improvements in process performance for strip applications involving heavily ion-implanted photoresist. We also made significant progress in improving the performance of the processes in our process application suite for strip products for 65, 45 and 32 nm advanced applications.

We have extended the capability of our latest-generation RTP tools for 45 and 32 nm technology requirements and improved our tool reliability and productivity to help reduce our customers' cost of ownership. Both our Helios RTP and Atmos RTO systems feature a model-based temperature control system for improved uniformity on advanced process applications. Improved temperature measurement and control features also enable advanced silicide formation and provide tighter peak-width control for conventional ultra-shallow junction (USJ) anneal requirements. We continued to work with our customers to demonstrate the process capabilities of the Helios for advanced 32 nm technology applications.

We expanded the temperature range for RTP applications with improved uniformity for both low temperature and high temperature ranges. Millios features a flash lamp technology designed to address annealing for advanced USJ applications through the 32 nm technology node and beyond. In 2007, this next-generation millisecond annealing system was qualified by semiconductor and leading nanoelectronics research centers in Europe and the United States.

In 2008, we intend to continue to make substantial investments in strategic development and engineering programs to meet our customers' technical and production requirements. Over the next year, we plan to focus our RD&E efforts on improving existing system capabilities, developing new advanced strip processes for ion-implanted photoresist and RTP technologies for smaller feature sizes, low-k dielectric materials and 300 mm applications, as well as the development of new product capabilities.

We maintain applications development and engineering laboratories in Fremont, California; Vancouver, Canada and Dornstadt, Germany to address new tool and process development activities and customer-specific requirements. Our research, development and engineering expenses were $34.1 million for the year ended December 31, 2007; $28.3 million for the year ended December 31, 2006 and $26.6 million for the year ended December 31, 2005; representing 12.7% of net sales in 2007; 10.1% of net sales in 2006 and 12.7% of net sales in 2005.

Competition

The global semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding customer service requirements. Our ability to compete depends upon our ability to continually improve products, processes and services, and our ability to develop new products that meet constantly evolving customer requirements.

A substantial capital investment is required by semiconductor manufacturers to install and integrate new processing equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies upon that equipment for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult to sell to a customer for a significant period of time in the event that the customer has selected a competitor's product, and it may be difficult to displace an existing relationship that a potential customer has with a competitor.

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

Our principal competitors in the dry strip market include Axcelis Technologies, Novellus Systems and PSK. Principal competitors for our thermal annealing systems are Applied Materials, DaiNippon Screen (DNS) and UltraTech Technologies. In the thermal oxidation market, we compete against mini-batch furnace suppliers, including ASM International N.V., Kokusai Electric and Tokyo Electron Ltd (TEL). Principal competitors for our etch systems include Applied Materials, Lam Research Corporation and TEL.

Manufacturing

We have direct manufacturing capability in Fremont, California and Dornstadt, Germany. Our direct manufacturing operations consist of procurement, assembly, test, quality assurance and manufacturing engineering. We also utilize an outsourcing strategy for the manufacture of components, major subassemblies/modules and complete systems. In 2007, we continued to increase the proportion of manufacturing work performed by our strategic outsourcing partners by implementing a vendor-managed inventory program on major generic modules which ship ocean freight and are sent to Mattson based on customer demand. This outsourcing strategy is a key element of our CFE business model. Our outsourcing partners have manufacturing facilities in China, Germany, Japan, Singapore, Taiwan and Vietnam.

We also expanded our merge-in-transit program, a distribution model where several shipments originating and tested as complete modules at different manufacturing locations are consolidated into one customer delivery. The program is helping to reduce order-to-delivery cycle-time and improve the distribution channel efficiency of Mattson's products.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other IP protection methods to protect our proprietary technology. We hold a number of United States patents and corresponding foreign patents and have a number of patent applications pending covering various aspects of our products and processes. We have also licensed a small number of patents and, where appropriate, we will continue this practice in the future. Where appropriate, we intend to file additional patent applications on inventions resulting from our ongoing RD&E activities to grow and strengthen all of our individual product IP portfolios.

As is customary in our industry, from time to time we receive or make inquiries regarding possible infringement of patents or other IP rights. Although there are no pending claims against us regarding infringement of any existing patents or other IP rights or any unresolved notices that we are infringing IP rights of others, such infringement claims could be asserted against us or our suppliers by third parties in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation, result in loss or cancellation of customer orders, cause product shipment delays, subject us to significant liabilities to third parties, require us to enter into royalty or licensing agreements or prevent us from manufacturing and selling our products. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could seriously harm our business. Our involvement in any patent or other IP dispute or action to protect trade secrets and know-how could have a material adverse effect on our business.

Employees

As of December 31, 2007, we had 613 employees. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. Historically, during times of economic expansion, competition for such personnel has been intense, particularly in the San Francisco Bay Area where our headquarters are located. At times, we have experienced difficulty in attracting new personnel, and if needed we may not be successful in retaining or recruiting sufficient key personnel in the future. None of our employees outside of Germany is represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils. We consider our relationships with our employees to be good.

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

The semiconductor industry is highly cyclical and has historically experienced periodic downturns, whether as the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. If existing fabrication facilities are not expanded and new facilities are not built, demand for our systems may not develop or increase, and we may be unable to generate significant new orders for our systems. If we are unable to develop new orders for our systems, we will not achieve anticipated net sales levels. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced revenues and backlog, delays in revenue recognition and excess inventory. Increased price competition may result, causing pressure on our gross margin and net income.

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

We are dependent on a highly concentrated customer base, particularly with customers in the memory market, and any cancellation, reduction or delay of purchases by or failure to collect receivables from these customers could harm our business. Additionally, we may not achieve anticipated revenue levels if we are not selected as "vendor of choice" for new or expanded fabrication facilities.

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

Additionally, a large percentage of our sales are concentrated to customers in the memory market, so a downturn in memory spending could impact us more than it would impact competitors who are stronger in the logic and foundry markets. Sales to customers in the memory market accounted for 71% of our net sales in 2007.

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We incurred net losses of approximately $336.7 million for the year ended December 31, 2001, $69.7 million for the year ended December 31, 2002 and $35.5 million for the year ended December 31, 2003. Although we were profitable for each of the years 2004 to 2007, we may not achieve profitability in future years. We will need to continue to generate significant sales to achieve and maintain profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may be unable to adjust spending to compensate for an unexpected shortfall in revenues. As a result, any delay in generating or recognizing revenues could cause our operating results to be below the expectations of market analysts or investors, which could cause the price of our common stock to decline.

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

Our gross margins for sales of products that we manufacture in Germany and our operating expenses in Germany may fluctuate due to changes in the value of the Euro.

We develop and manufacture a significant portion of our products in Germany, where our costs for labor and materials are primarily established in Euros. In 2007, the increasing strength of the Euro against the U.S. dollar negatively impacted our overall gross margin performance. Future increases in the strength of the Euro, if any, could increase our development costs, our costs to manufacture systems in Germany and our costs to purchase spare parts for products from our suppliers, which would make it more difficult to for us to compete and could adversely affect our results of operations.

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

If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products or spare parts to our customers could be severely impaired. We would quickly need to identify and qualify substitute service providers or increase our internal capacity, which could be expensive and time-consuming, and could result in unforeseen operational problems and late deliveries to our customers. Substitute service providers might not be available, or, if available, might be unwilling or unable to offer services on acceptable terms.

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

We rely, to a substantial extent, on outside vendors to provide many of the components and subassemblies of our systems. We obtain some of these components and subassemblies from a sole source or a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Because of our anticipated reliance on outside vendors generally, and on a sole or a limited group of suppliers in particular, we may be unable to obtain an adequate supply of required components. Although we currently experience minimal delays in receiving goods from our suppliers, when demand for semiconductor equipment is strong, our suppliers may have difficulty providing components on a timely basis.

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

We need to manage our inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory. For both the inventories that support manufacture of our products and our spare parts inventories, if the anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become obsolete, resulting in write-offs, which would adversely affect our results of operations.

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

International sales accounted for 92% of our net sales in 2007, 89% of our net sales in 2006 and 84% of our net sales in 2005. We anticipate international sales will continue to account for a significant portion of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in China, Japan, Korea, Taiwan and other Asian countries accounted for 79% of our net sales in 2007, 82% of our net sales in 2006 and 72% of our net sales in 2005. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

In addition, we on occasion receive notification from customers who believe that we owe them indemnification or have other obligations related to infringement claims made against the customers by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us, or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

We previously had material weaknesses in our internal control over financial reporting

During the audit of our 2005 financial statements, we identified the following material weaknesses in our internal control over financial reporting:

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

In 2006, we undertook a number of initiatives to address these material weaknesses, and management has determined that as of December 31, 2007 and 2006, the material weaknesses identified in 2005 had been remediated. In the future, however, we may identify other material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Furthermore, if additional material weaknesses are identified in the future, the initiatives required to remedy those material weaknesses could result in additional costs for increased personnel, which could adversely affect our operating results.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2007, the price range for our common stock was $7.69 to $11.66 per share.

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

Our principal properties as of December 31, 2007 are set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Fremont, CA	Office, plant and warehouse	Headquarters, marketing, manufacturing, distribution, research and engineering	105,000	Leased

Exton, PA	Office, plant and warehouse	Subleased and available for sublease	140,000 (1)	Leased

Dornstadt, Germany	Office, plant and warehouse	Manufacturing, research and engineering	102,000	Leased

___________
(1)

The two properties in Exton, PA are not needed for our operations. At December 31, 2007, one property with 80,000 square feet was subleased to another party and one property with 60,000 square feet was available for sublease.

In addition to the above properties, we lease an aggregate of approximately 47,000 square feet of office space for sales and customer support offices. In Canada, we also lease approximately 20,000 square feet of office, plant and warehouse space for office, manufacturing and research facilities. In total, we lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support in twenty locations throughout the world: four in the United States, four in China, four in Korea, three in Taiwan, two in Germany, and one in each of Canada, Japan and Singapore. We consider these current facilities suitable and adequate to meet our requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table and notes set forth information about our four executive officers:

Name	Age	Title

David L. Dutton	47	Chief Executive Officer and Director
Robert B. MacKnight	58	Chief Operating Officer and President
William I. Turner	52	Chief Financial Officer, Executive Vice President-Finance and Secretary
Stephen Lanza	48	Senior Vice President - Global Business Operations

David L. Dutton - Chief Executive Officer and Director

David Dutton has served as Mattson's Chief Executive Officer since October 2001. Mr. Dutton also served as Mattson's President from October 2001 to June 2005. From 1998 to 2000, Mr. Dutton served as Executive Vice President and Chief Operating Officer of Mattson. Mr. Dutton previously served as President of the Plasma Products Division. Mr. Dutton joined Mattson in 1994 as General Manager of the Strip/Plasma Etch division. Mr. Dutton started his career in the semiconductor industry in 1984 and held engineering management positions for wafer processing and development at Intel Corporation and Maxim Integrated Products, Inc. Mr. Dutton serves on the Board of Directors for the Bay Area Council.

Robert B. MacKnight - Chief Operating Officer and President

Robert MacKnight has served as Mattson's Chief Operating Officer since December 2002. Mr. MacKnight also has served as President since June 2005 and as President of the Thermal/Films/Etch division and Executive Vice President since December 2001. Mr. MacKnight joined Mattson in September 2001 as Executive Vice President of Corporate Development and General Manager of the RTP Product Business Unit. From 1998 to 2001, Mr. MacKnight served at Microbar, Inc., a manufacturer of chemical systems for the semiconductor industry, where he last served as President and Chief Operating Officer. From 1996 to 1998, Mr. MacKnight was Vice President and General Manager of After Market Operations for Cymer, Inc., a supplier of equipment used in semiconductor manufacturing.

On November 14, 2007, the Company announced that, effective March 31, 2008, Robert MacKnight will retire from the position of President and Chief Operating Officer of the Company. Mr. MacKnight has entered into a separation agreement with the Company as of November 14, 2007, which provides for his transition from President and Chief Operating Officer to Vice President, with a transition period and term of employment ending July 31, 2009.

William I. Turner - Chief Financial Officer, Executive Vice President-Finance and Secretary

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

Stephen Lanza - Senior Vice President - Global Business Operations

Stephen Lanza has served as Mattson's Senior Vice President - Global Business Operations since June 2006. Mr. Lanza joined Mattson as Vice President of Sales for North America/Europe and Global Support in June 2005. From 2003 to 2005, Mr. Lanza worked for CPU Technology Corporation, where he served as Executive Vice President of Operations and Chief Financial Officer. From 2000 to 2003, Mr. Lanza worked for NeoMagic Corporation, where he last served as Senior Vice President of Operations and Chief Financial Officer. Previously, Mr. Lanza held operations and finance management positions with Watkins-Johnson Company, SyQuest Technology, PolyStor Corporation and Raychem Corporation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on the Nasdaq Global Select Market® (Formerly Nasdaq National Market) since our initial public offering on September 28, 1994. Our stock is quoted under the symbol "MTSN". The following table sets forth the low and high closing prices as reported by the Nasdaq Global Select Market for the periods indicated:

	Low	High
2007 Quarter
First	$ 8.25	$ 9.71
Second	9.11	10.48
Third	8.65	11.66
Fourth	7.69	9.49

2006 Quarter
First	$ 10.16	$ 13.27
Second	7.84	12.37
Third	7.10	9.74
Fourth	8.17	10.12

On February 15, 2008, the last reported sales price of our common stock on the Nasdaq Global Select Market was $6.00 per share. According to the records of our transfer agent, we had 202 stockholders of record of our common stock on February 15, 2008. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

Dividends

We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We are also restricted by the terms of our credit facility with our bank from paying future dividends. We intend to retain all future earnings for use in our business.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	6,118,000	$ 9.39	6,708,000
Equity compensation plans not
approved by security holders	-	-	-
	6,118,000	$ 9.39	6,708,000

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return provided shareholders on Mattson Technology, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index.

Comparison of Five-Year Cumulative Total Return
From December 31, 2002 through December 31, 2007 (1)
Among Mattson Technology, Inc., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

December 31,
	2002	2003	2004	2005	2006	2007

Mattson Technology, Inc.	$ 100.00	$ 423.08	$ 391.96	$ 351.75	$ 325.87	$ 299.30
NASDAQ Composite	$ 100.00	$ 149.75	$ 164.64	$ 168.60	$ 187.83	$ 205.22
NASDAQ Electronic Components	$ 100.00	$ 196.18	$ 153.08	$ 166.42	$ 155.47	$ 180.19

___________
(1)

Assumes that $100.00 was invested in Mattson common stock and in each index at market closing prices on December 31, 2002, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Repurchases of Equity Securities

In April, 2007, our Board of Directors approved a common stock repurchase plan (Repurchase Plan) that authorized the repurchase of up to $20.0 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10(b)5-1. As of December 31, 2007, we have completed all repurchases under this initial authorization, at a weighted-average cost of $9.97 per share.

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. The size and timing of future repurchases will depend on the Company's share price.

During the three months ended December 31, 2007, we repurchased shares of common stock under the Repurchase Plan as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	the Repurchase
Period	(1)	Per Share	Plans or Programs (2)	Programs
	(in thousands, except per share amounts)

As of September 30, 2007	2,005	$ 9.97	2,005	$ -
Authorized - October 2007				$ 30,000
October 1, 2007 to
October 31, 2007	-	-	-	$ 30,000
November 1, 2007 to
November 30, 2007	750	$ 8.47	750	$ 23,646
December 1, 2007 to
December 1, 2007 to	722	$ 8.36	722	$ 17,613
As of December 31, 2007	3,477	$ 9.31	3,477	$ 17,613

___________
(1)	All shares were purchased pursuant to a publicly announced plan in open-market transactions.
(2)

For 2007, in addition to shares repurchased under the Board authorized repurchase program and included in this column are approximately 24,000 shares, which the Company withheld through net share settlements upon the vesting of restricted stock awards under the Company's equity compensation plans to cover tax withholding obligations.

Item 6. Selected Financial Data

The following historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. We derived the selected consolidated income (loss) statement data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements appearing in Item 8. of this report.

Consolidated Income (Loss) Statement Data:
Year Ended December 31,
	2007	2006	2005	2004	2003
(thousands, except per share amounts)

Net sales	$ 267,286	$ 281,781	$ 209,379	$ 246,485	$ 166,915
Cost of sales	$ 144,075	$ 172,720	$ 124,126	$ 141,774	$ 112,532
Gross profit	$ 123,211	$ 109,061	$ 85,253	$ 104,711	$ 54,383
Income (loss) from operations	$ 24,241	$ 15,490	$ 5,376	$ 22,208	$ (35,949)
Net income (loss)	$ 27,553	$ 17,114	$ 11,299	$ 30,993	$ (35,474)

Net income (loss) per share:
Basic	$ 0.53	$ 0.33	$ 0.22	$ 0.63	$ (0.79)
Diluted	$ 0.52	$ 0.32	$ 0.21	$ 0.61	$ (0.79)
Shares used in computing
net income (loss) per share:
Basic	51,771	52,357	51,457	49,439	44,897
Diluted	52,716	53,368	52,684	50,973	44,897

Consolidated Balance Sheet Data:
December 31,
	2007	2006	2005	2004	2003
(thousands)

Cash and cash equivalents	$ 125,533	$ 91,416	$ 116,593	$ 89,653	$ 56,915
Working capital	$ 201,019	$ 185,078	$ 152,324	$ 142,674	$ 74,608
Total assets	$ 317,770	$ 316,752	$ 275,567	$ 294,911	$ 208,601
Total stockholders' equity	$ 245,283	$ 238,930	$ 210,189	$ 203,336	$ 101,186

In 2007, operating expenses were reduced by $1.6 million due to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project. We also recorded an incremental $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of our foreign locations. In 2007 and 2006, we reduced our tax benefits by $0.4 million and $1.5 million, respectively, due to the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards, which were used to reduce goodwill rather than benefit income taxes in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. In 2006, we incurred charges relating to the impairment of long-lived assets of $2.6 million. In 2006 and 2005, we recorded gains related to the disposition of our wet surface preparation products business (the Wet business) of $0.6 million and $2.9 million, respectively. In October 2004, we completed the acquisition of Vortek Industries Ltd. (Vortek). This acquisition has been accounted for under the purchase method of accounting, and the results of operations of Vortek are included in our selected financial data from that date. In 2003, we divested the Wet business, and recorded a loss on disposition of $10.3 million. These items affect the comparability of our financial data for the periods shown in the preceding table. These transactions are further discussed in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and in the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. "Selected Financial Data," our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to various factors, including, but not limited to, those set forth under Item 1A. "Risk Factors" in this Annual Report on Form 10-K and elsewhere in this document.

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

In 2007, revenues decreased by 5.1% to $267.3 million from $281.8 million in 2006. Gross profit increased year over year by $14.2 million, primarily as a result of the net recognition of $11.4 million in previously deferred systems revenue in accordance with our revenue recognition policy and an increase of $4.0 million in royalty revenue received from DNS. We also increased our research, development and engineering (RD&E) activity in 2007 to expand our product portfolio to accommodate sub-45 nanometer design rules, driving an increase in RD&E expenses of $5.8 million, or 20.5%. Income before taxes was $32.5 million, or 12.1% of net sales in 2007, compared to $21.2 million, or 7.5% of net sales in 2006.

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

We had $152.6 million of cash, cash equivalents and short-term investments and no long-term debt at December 31, 2007. With our continued strong operating results and our current cash position, we believe we are in a healthy position in terms of liquidity and capital resources. In 2007, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's shares of common stock through open-market purchases or private transactions. In 2007, 3.5 million shares were repurchased under this program for $32.4 million. We have adopted this program because we believe that our available cash has exceeded the amount required to run our operations, and we also believe that the repurchases should be accretive to earnings as we execute to our business plan.

In the second half of 2007, we experienced weakness in the overall semiconductor market, and we expect that weakness to continue into 2008. Our customers are decreasing their requested delivery times, which has reduced our backlog as of December 31, 2007 and made our projections of future earnings more difficult. Further, due to the overall market weakness, we may experience cancellations or delays of orders that were previously included in backlog.

Going forward, the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment; and our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with and support of our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles and (e) generate the gross profits necessary to enable us to make the necessary investments in our business.

Results of Operations

Years Ended December 31, 2007 and 2006

The following table sets forth our consolidated results of operations for the years ended December 31, 2007 and 2006, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (in thousands) and as a percentage of net sales, except where indicated:

	Year Ended December 31,				Increase (Decrease)
	2007		2006

Net sales	$ 267,286	100.0%	$ 281,781	100.0%	$ (14,495)	(5.1)%
Cost of sales	144,075	53.9	172,720	61.3	(28,645)	(16.6)
Gross profit	123,211	46.1	109,061	38.7	14,150	13.0
Operating expenses:
Research, development and engineering	34,116	12.7	28,314	10.1	5,802	20.5
Selling, general and administrative	64,343	24.1	62,523	22.2	1,820	2.9
Amortization of intangibles	511	0.2	688	0.2	(177)	(25.7)
Gain on disposition of Wet business	-	-	(572)	(0.2)	572	(100.0)
Impairment of intangibles	-	-	2,618	0.9	(2,618)	(100.0)
Total operating expenses	98,970	37.0	93,571	33.2	5,399	5.8
Income from operations	24,241	9.1	15,490	5.5	8,751	56.5
Interest income	7,037	2.6	5,448	1.9	1,589	29.2
Interest expense	(31)	-	(197)	(0.1)	166	(84.3)
Other income, net	1,207	0.4	467	0.2	740	158.5
Income before income taxes	32,454	12.1	21,208	7.5	11,246	53.0
Provision for income taxes	4,901	1.8	4,094	1.4	807	19.7
Net income	$ 27,553	10.3%	$ 17,114	6.1%	$ 10,439	61.0%

Sales. The decrease in net sales in 2007 compared with 2006 was primarily due to an $18.1 million decrease in system sales, or 7.7%, and a $0.6 million decrease in service and spare parts sales, or 1.5%. Our net sales for 2007 also included $11.5 million of royalty revenue from Dainippon Screen Co. (DNS), compared with $7.5 million for 2006. The sales decline in 2007 reflected the overall decline in capital spending by semiconductor manufacturers. In 2007, we received business from leading semiconductor manufacturers in all regions we serve - China, Europe, Japan, Korea, Singapore, Taiwan and the United States.

International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 92% of net sales in 2007, compared to 89% for 2006. We anticipate that international sales will continue to account for a significant portion of our net sales.

Gross Profit and Gross Profit Margin. The increase in gross profit for 2007 compared with 2006 was primarily due to net recognition of $11.4 million in previously deferred systems revenue in accordance with our revenue recognition policy. Our gross profit for 2007 included $11.5 million of royalty revenue received from DNS, compared with $7.5 million for 2006. The royalty revenue carries no associated cost of sales.

Gross profit margin increased by 7.4 percentage points in 2007 compared to 2006, 4.2 percentage points of which was due to net recognition of previously deferred systems revenue in accordance with our revenue recognition policy, 1.0 percentage point of which was due to higher gross profit margin related to systems sales, 1.7 percentage points of which was due to DNS royalties and 0.5 percentage point of which was due to higher gross profit margin from service and spare parts sales.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering. RD&E expenses consist primarily of salary and benefits for our RD&E staff as well as contractors' fees and other costs associated with the enhancements of existing products and development of new products. The increase in RD&E expenses in 2007 compared with 2006 was primarily due to increased activity in 2007 to expand our portfolio of products capable of addressing stringent sub-45 nm requirements.

Selling, General and Administrative. Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, outside service costs, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, headquarters and general office facilities costs, as well as legal and accounting expenses. In 2007, we continued to adjust our resources through outsourcing in an effort to maintain a more flexible organization that can operate profitably through changing industry cycles.

The increase in selling, general and administrative (SG&A) expenses in 2007 compared with 2006 was primarily the result of a $5.1 million increase in employee compensation and a $1.2 million increase in stock-based compensation as determined in accordance with SFAS No. 123(R), Share-Based Payment; which were partially offset by a $1.6 million decrease which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project, a $1.6 million decrease related to the release of previously reserved accounts receivable that were collected during the period, a $1.1 million decrease in outside services and a net decrease in other miscellaneous expenses of $0.1 million. As a percentage of net sales, our SG&A expenses increased in 2007 compared to 2006 because of the increased SG&A spending in 2007 and a decrease in net sales in 2007.

Amortization of Intangibles. Amortization expenses in 2007 and 2006 were due to our acquisition of Vortek in October 2004. We estimate our annual amortization expense to be $0.5 million for the years 2008 through 2012.

Gain on Disposition of Wet Business. In 2006, we concluded all activities related to the disposition of the Wet business, and released a remaining accrual of $0.6 million, which was previously established as an estimate of a portion of the projected costs to fulfill our obligations under the sale of the Wet business.

Impairment of Intangibles. In 2006, we recorded an impairment charge of $2.6 million to write down the book value of certain intangible assets, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The write down represented the remaining book value of certain technology acquired from Vortek in October of 2004.

Interest and Other Income, Net. Interest income increased in 2007 compared with 2006 due to higher cash investment balances in 2007. Interest expense for 2007 and 2006 remained minimal. The $0.7 million increase in other income, net in 2007 compared with 2006 was primarily due to a $0.6 million increase due to foreign currency translation and a $0.1 million increase in net gains on forward foreign exchange contracts settled in 2007.

Provision for Income Taxes. The provision for income taxes in 2007 primarily consisted of a $0.2 million provision for Federal and state income taxes and a $4.7 million provision for foreign taxes, which includes an incremental $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of our foreign locations. The provision for income taxes in 2006 primarily consisted of a $2.3 million provision for Federal and state income taxes and a $1.8 million provision for foreign taxes. In 2007 and 2006, we reduced our current tax liability by $0.4 million and $1.5 million, respectively, through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provisions for 2007 and 2006, however, do not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition.

Currently, we have provided a full valuation allowance for all jurisdictions except Germany as we have determined that, due to uncertainties and other negative evidence in our current operations and our expectations of future operations, it is more likely than not that our deferred tax assets generated from net operating loss carryforwards will not be realized. Our provision for income taxes could be favorably impacted during 2008 if our results of operations and forecasts for future profitability improve sufficiently to indicate that the related deferred tax assets will be realized. Such a change in management's expectations could result in a material change to our valuation allowance assessment and the resulting income tax provision.

Years Ended December 31, 2006 and 2005

The following table sets forth our consolidated results of operations for the years ended December 31, 2006 and 2005, and the year-over-year increase (decrease) in our results, expressed in both amounts (in thousands) and as a percentage of net sales, except where indicated:

	Year Ended December 31,				Increase (Decrease)
	2006		2005

Net sales	$ 281,781	100.0%	$ 209,379	100.0%	$ 72,402	34.6%
Cost of sales	172,720	61.3	124,126	59.3	48,594	39.1
Gross profit	109,061	38.7	85,253	40.7	23,808	27.9
Operating expenses:
Research, development and engineering	28,314	10.1	26,625	12.7	1,689	6.3
Selling, general and administrative	62,523	22.2	54,086	25.8	8,437	15.6
Amortization of intangibles	688	0.2	2,100	1.0	(1,412)	(67.2)
Gain on disposition of Wet business	(572)	(0.2)	(2,934)	(1.4)	2,362	(80.5)
Impairment of intangibles	2,618	0.9	-	-	2,618	n/m(1)
Total operating expenses	93,571	33.2	79,877	38.1	13,694	17.1
Income from operations	15,490	5.5	5,376	2.6	10,114	188.1
Interest income	5,448	1.9	2,855	1.4	2,593	90.8
Interest expense	(197)	(0.1)	(195)	(0.1)	2	1.0
Other income (expense), net	467	0.2	(537)	(0.3)	1,004	n/m(1)
Income before income taxes	21,208	7.5	7,499	3.6	13,709	182.8
Provision (benefit) for income taxes	4,094	1.4	(3,800)	(1.8)	7,894	n/m(1)
Net income	$ 17,114	6.1%	$ 11,299	5.4%	$ 5,815	51.5%

___________
(1)	Not meaningful

Sales. The increase in net sales in 2006 compared with 2005 was primarily due to a $65.9 million increase in system sales, or 39.1%, and a $9.8 million increase in service and spare parts sales, or 32.6%. Sales in 2006 represented strong growth in capital spending by semiconductor manufacturers due to increasing demand in 2006 for consumer electronics. Our net sales for 2006 included $7.5 million of royalty revenue from DNS, compared with $10.8 million for 2005. International sales accounted for 89% of net sales in 2006, compared to 84% for 2005.

Gross Profit and Gross Profit Margin. The increase in gross profit for 2006 compared with 2005 was primarily due to our overall increase in sales. Our gross profit for 2006 included $7.5 million of royalty revenue received from DNS, compared with $10.8 million for 2005. The royalty revenue carries no associated cost of sales.

Gross profit margin decreased by 2.0 percentage points in 2006 compared to 2005, 3.8 percentage points of which decline was due to net deferral of systems revenue in accordance with our revenue recognition policy, 2.5 percentage points of which was due to lower gross profit margin from DNS and 0.3 percentage points of which was due to lower gross profit margin from service and spare parts sales, which was partially offset by higher gross profit margin of 4.6 percentage points which was due to systems sales.

Research, Development and Engineering. The increase in RD&E expenses in 2006 compared with 2005 was primarily due to increased activity in 2006 to expand our portfolio of products capable of addressing stringent sub-65 nm requirements.

Selling, General and Administrative. The increase in SG&A expenses in 2006 compared with 2005 was primarily the result of a $3.9 million increase in outside service expenses, which related to higher levels of business activity and to the additional audit, legal and other professional expenses efforts needed to complete our 2005 Form 10-K and restate certain financial statements, a charge of $2.1 million for stock-based compensation in 2006 due to the adoption of SFAS No. 123(R), other increased salary and benefits expenses of $0.6 million primarily due to increased benefits costs, increased travel expenses of $1.5 million due to higher levels of business activity, and increased support costs for evaluation equipment of $1.2 million, partially offset by a $2.3 million decrease in depreciation expenses. SG&A expenses were also $1.5 million higher in 2006 due to a charge of $0.6 million in 2006 for allowance for doubtful accounts, compared to a corresponding benefit of $0.9 million in 2005. As a percentage of net sales, our SG&A expenses decreased in 2006 compared to 2005 because of the increase in net sales in 2006.

Interest and Other Income (Expense), Net. Interest income increased in 2006 compared with 2005 due to higher cash investment balances in 2006 and higher average interest rates. Interest expense for 2006 and 2005 remained minimal. The $1.0 million increase in other income (expense), net in 2006 compared with 2005 was primarily due to a $1.9 million increase in 2006 due to $0.6 million in gains on forward foreign exchange contracts settled in 2006 compared to $1.3 million in losses on forward foreign exchange contracts settled in 2005, partially offset by a $0.7 million reduction due to foreign currency translation losses.

Provision for Income Taxes. The provision for income taxes in 2006 primarily consisted of a $2.3 million provision for Federal and state income taxes, a $1.3 million provision for taxes in Germany and a provision of $0.5 million for other foreign taxes. The tax benefit in 2005 primarily consisted of a $3.0 million benefit due to a reduction in our deferred tax asset valuation allowance and a $0.6 million benefit from the release of certain foreign tax reserves.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. We previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, in 2007 and 2006 we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

During the years ended December 31, 2007 and 2006, we recorded $3.2 million and $2.0 million, respectively, of stock-based compensation related to stock options. As of December 31, 2007, there was $7.4 million of unrecorded deferred stock-based compensation, after estimated forfeitures, related to stock options, which will be recognized over an estimated weighted-average amortization period of 2.7 years. During the years ended December 31, 2007 and 2006, we recorded $0.1 million and $0.1 million, respectively, of stock-based compensation related to our employee stock purchase plan and $0.6 million and $0.4 million, respectively, of compensation cost related to restricted stock units. Compensation cost for restricted stock units is determined based on the grant date fair value of the shares of common stock, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2007, there was $1.5 million of unrecorded deferred stock-based compensation, after estimated forfeitures, related to non-vested restricted stock units granted under the 2005 Equity Incentive Plan. We expect to recognize that cost over an estimated weighted-average amortization period of 2.8 years.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $152.6 million at December 31, 2007, an increase of $13.7 million from $138.9 million held as of December 31, 2006. Stockholders' equity at December 31, 2007 was $245.3 million.

Credit Arrangements

In June 2007, we renewed our $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit now expires in June 2009 and has an annual commitment fee of $25,000. At December 31, 2007, we were in compliance with all covenants and we had no borrowing under this credit line.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2007 are summarized in the following table:

	Operating	Vendor Commitments				Sublease
	Lease Payments	Subcontractor	Inventory	Other (1)	Total	Income
	(thousands)

2008	$ 5,275	$ 3,465	$ 20,232	$ 5,379	$ 29,076	$ (1,534)
2009	5,009	-	-	1,246	1,246	(1,564)
2010	4,764	-	-	-	-	(1,595)
2011	4,197	-	-	-	-	-
2012	4,235	-	-	-	-	-
Thereafter	22,040	-	-	-	-	-
	$ 45,520	$ 3,465	$ 20,232	$ 6,625	$ 30,322	$ (4,693)

___________
(1)

Other vendor commitments primarily include service-related contracts and agreements for information technology support, commitments for non-inventory purchases of assets, and other service-related commitments.

Our deferred income taxes have been excluded from the table above because the related future cash outflows are uncertain. As discussed in Note 17, on January 1, 2007 we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. At December 31, 2007, we had approximately $29.6 million of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities. Included in the balance of unrecognized tax benefits at December 31, 2007 is $2.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

In connection with the acquisition of Vortek, we became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, we or Vortek agreed to various covenants, including (a) payment by us of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $14.1 million at December 31, 2007), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If we, or Vortek, do not satisfy our obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or us to the Minister. At December 31, 2007, we were in compliance with the covenants of this agreement.

Off-Balance Sheet Arrangements

As of December 31, 2007, we do not have any significant "off-balance sheet" arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Legal Settlement

On June 24, 2002, we entered into a settlement agreement and a license agreement with DNS under which DNS agreed to make payments to us totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs, and license fees. See Note 15 to the accompanying consolidated financial statements. As of December 31, 2007, DNS has made payments aggregating $88.7 million under the terms of the settlement and license agreements.

For the years ended December 31, 2006 and December 31, 2005, DNS paid us minimum annual royalty payments of $6.0 million each year. We have received all scheduled minimum annual royalty payments. In 2007, 2006 and 2005, DNS made additional payments of $11.5 million, $2.4 million and $5.4 million, respectively, based on sales by DNS for their fiscal years ended March 31, 2007, 2006 and 2005, respectively. These additional payments were recorded as royalty revenue when we received notification of the amounts to be paid. The remaining royalty payment to be paid by DNS under the license agreement will be due in June 2008, based on sales by DNS through January 15, 2008.

The Company recognized $11.5 million, $7.5 million and $10.8 million of royalty revenue from DNS for the years ended December 31, 2007, 2006 and 2005, respectively, which is recognized as net sales in the consolidated income statements.

Liquidity and Capital Resources Outlook

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $152.6 million. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash Flows from Operating Activities

Net cash provided by operations of $48.7 million in 2007 was primarily due to net income of $27.6 million, a $28.9 million decrease in accounts receivable and advanced billings, a $5.7 million increase in other liabilities, a $1.9 million decrease in inventories - delivered systems, $6.5 million in depreciation and $3.9 million in stock-based compensation, partially offset by a $13.3 million decrease in accounts payable and accrued liabilities, a $6.1 million increase in inventories, a $5.2 million decrease in deferred revenue and a $1.0 million reduction in allowance for doubtful accounts.

Net cash provided by operations of $13.8 million in 2006 was primarily due to net income of $17.1 million; depreciation and amortization charges of $6.5 million; non-cash charges of $2.6 million for impairment of intangibles and $2.4 million for stock-based compensation; an increase in accounts payable and accrued liabilities of $8.2 million; an increase in deferred revenue of $4.3 million; a decrease in prepaid expenses and other current assets of $2.8 million and inventory valuation charges of $1.7 million; partially offset by an increase in accounts receivable of $26.8 million due to record sales in the fourth quarter and an increase in inventories of $6.8 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities of $11.3 million in 2007 was primarily due to proceeds from sales and maturities of available-for-sale investments of $61.6 million and proceeds from sales of property and equipment of $0.5 million, partially offset by purchases of available-for-sale investments of $40.4 million and capital spending of $10.3 million. Our capital spending in 2007 was primarily due to additions of technology used in our RD&E activities.

Net cash used in investing activities of $46.3 million in 2006 was primarily due to purchases of available-for-sale investments of $51.6 million and capital spending of $12.0 million, partially offset by proceeds from sales and maturities of available-for-sale investments of $16.7 million. Our capital spending in 2006 was primarily due to additions of technology used in our RD&E activities.

Net cash used in investing activities of $12.1 million in 2005 was primarily due to purchases of available-for-sale investments of $25.3 million and capital spending of $5.6 million, partially offset by proceeds from sales and maturities of available-for-sale investments of $15.2 million, gains from earn-out payments related to the sale of our Wet business of $2.9 million and a decrease in restricted cash of $0.5 million. Our capital spending in 2005 was primarily due to additions of technology used in our RD&E activities.

Cash Flows from Financing Activities

Net cash used in financing activities in 2007 was $29.6 million, which was primarily attributable to purchases of treasury stock of $32.4 million, partially offset by net proceeds of $2.8 million from stock plans. Net cash provided by financing activities of $3.9 million in 2006 consisted of $3.9 million in proceeds from stock plans. Net cash provided by financing activities of $3.3 million in 2005 consisted of $3.3 million in proceeds from stock plans.

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

Revenue Recognition. We recognize revenue in accordance with SEC SAB No. 104, Revenue Recognition in Financial Statements. We account for equipment sales as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, we allow customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, we do not recognize revenue until these evaluation systems are accepted by the customers. In 2006 and earlier periods, revenues associated with sales to customers in Japan were recognized upon title transfer, which generally occurred upon customer acceptance, with the exception of sales of RTP products through our distributor in Japan, where we recognized revenues upon title transfer to the distributor. In December 2006, we expanded our distributor relationship in Japan to cover all our products. Under the new distributor agreement, revenues are recognized upon title transfer, which occurs upon shipment to the distributor. For spare parts, we recognize revenue upon shipment. We recognize service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as advance billings in the accompanying consolidated balance sheets.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Warranty. The warranty we offer on system sales generally ranges from 12 months to 36 months, depending on the product. In 2007, we transitioned our warranty period to 12 months for most systems sales, except where previous customer agreements stated otherwise. In 2007, we also changed the coverage provided by the warranty to exclude certain consumable maintenance items.

A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sale when the revenue is recognized for the sale of the equipment or parts. Our warranty obligations require us to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. In 2007, we experienced lower warranty settlements than in prior years, primarily due to (1) a shorter average warranty period in 2007 due to the change to a 12-month warranty, (2) a higher proportion of systems under warranty during 2007 being second generation 300 mm systems, which have had better performance history and (3) the exclusion of certain consumable maintenance items from warranty in 2007. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases we adjust our warranty accruals accordingly. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot be certain that we will continue to experience the same warranty costs that we have had in the past.

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

We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2007 that triggered an impairment review. During the fourth quarter of 2007, we completed the first step of our annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment; thus, the second step was not necessary.

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

In 2007 and 2005, we did not record any impairment charge. In 2006, we recorded an impairment charge of $2.6 million to write down the book value of an intangible asset, as required by SFAS No. 144. The write down represented the remaining book value of the Radiant technology acquired from Vortek in October of 2004.

Sabbatical Leave Benefits. Pursuant to the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, `Accounting for Compensated Absences', we accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. We adopted EITF No. 06-02 on January 1, 2007 as a change in accounting principle, and we have recorded the cumulative effect of adoption of approximately $0.4 million as an increase in our accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of EITF No. 06-02.

Income Taxes. In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. FIN 48 became effective for Mattson beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 resulted in a cumulative effect of adoption of $0.7 million, which was recorded as an increase in our accumulated deficit in the first quarter of 2007.

At December 31, 2007 and 2006, we had net deferred tax assets of nil and $2.0 million, respectively, related to our German operations, as we expected that it is more likely than not that we will realize the benefit from the German net deferred tax asset as of December 31, 2007 and 2006. For all other tax jurisdictions, we recorded a 100% valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2007. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

Stock-based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment. Total share-based compensation for the years ended December 31, 2007 and 2006 was $3.9 million and $2.4 million, respectively. For more information on stock-based compensation costs for 2007 and 2006, refer to Note 11 in the accompanying consolidated financial statements.

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

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in 2007 and 2006 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. The adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $84.8 million in cash equivalents and $27.0 million in short-term investments as of December 31, 2007. An immediate increase in interest rates of 100 basis points would not have a material adverse affect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our exposure to longer-term investments.

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

During 2007 and 2006, we employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Japanese Yen denominated firm purchase commitments and accounts receivable balances. The goal of the hedging program was to hedge against foreign currency fluctuations associated with the sales of systems to Japan and the revaluation gains (losses) of foreign denominated accounts receivable.

No forward foreign exchange contracts exceeded one year. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these forward contracts did not qualify as designated hedges. All outstanding forward foreign currency contracts were marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

At December 31, 2007, we had no outstanding forward foreign exchange contracts. At December 31, 2006, we had one outstanding forward foreign exchange contract for the purchase in total of $23.7 million in exchange for 2.8 billion Japanese Yen. Recording the fair value of this contract as of December 31, 2006 resulted in an unrealized gain of $0.1 million, which was charged to the consolidated income statement in 2006. With respect to forward foreign currency exchange contracts, we recorded a net gain of $0.2 million for 2007, a net gain of $0.6 million in 2006 and a net loss of $1.3 million for 2005 in other income (expense), net.

Item 8. Financial Statements and Supplementary Data

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS	(thousands, except par value)
Current assets:
Cash and cash equivalents	$ 125,533	$ 91,416
Short-term investments	27,034	47,469
Accounts receivable, net of allowance for doubtful accounts
of $1,463 and $3,222 in 2007 and 2006	36,011	55,957
Advance billings	2,576	10,463
Inventories	51,073	40,532
Inventories - delivered systems	-	1,879
Prepaid expenses and other current assets	10,996	11,109
Total current assets	253,223	258,825
Property and equipment, net	28,600	27,838
Goodwill	18,076	18,497
Intangibles, net	7,080	7,591
Other assets	10,791	4,001
Total assets	$ 317,770	$ 316,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,097	$ 19,330
Accrued liabilities	26,900	37,635
Deferred revenue	7,207	16,782
Total current liabilities	52,204	73,747
Income taxes payable, non-current	14,147	3,675
Other liabilities	6,136	400
Total liabilities	72,487	77,822

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 53,517 shares issued and 49,665 shares outstanding in 2007;
52,930 shares issued and 52,555 shares outstanding in 2006	54	53
Additional paid-in capital	623,527	616,827
Accumulated other comprehensive income	19,032	13,525
Treasury stock, 3,852 shares in 2007 and 375 shares in 2006, at cost	(35,374)	(2,987)
Accumulated deficit	(361,956)	(388,488)
Total stockholders' equity	245,283	238,930
Total liabilities and stockholders' equity	$ 317,770	$ 316,752

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(thousands, except per share amounts)

Net sales	$ 267,286	$ 281,781	$ 209,379
Cost of sales	144,075	172,720	124,126
Gross profit	123,211	109,061	85,253

Operating expenses:
Research, development and engineering	34,116	28,314	26,625
Selling, general and administrative	64,343	62,523	54,086
Amortization of intangibles	511	688	2,100
Gain on disposition of Wet business	-	(572)	(2,934)
Impairment of intangibles	-	2,618	-
Total operating expenses	98,970	93,571	79,877

Income from operations	24,241	15,490	5,376

Interest income	7,037	5,448	2,855
Interest expense	(31)	(197)	(195)
Other income (expense), net	1,207	467	(537)
Income before income taxes	32,454	21,208	7,499

Provision for (benefit from) income taxes	4,901	4,094	(3,800)

Net income	$ 27,553	$ 17,114	$ 11,299

Net income per share:
Basic	$ 0.53	$ 0.33	$ 0.22
Diluted	$ 0.52	$ 0.32	$ 0.21

Shares used in computing net income per share:
Basic	51,771	52,357	51,457
Diluted	52,716	53,368	52,684

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock
	Shares	and	Accumulated
	of	Additional	Other	Treasury
	Common	Paid-In	Comprehensive	Stock		Accumulated
	Stock	Capital	Income	Shares	Amount	Deficit	Total
	(thousands)
Balance at December 31, 2004	51,892	$ 610,742	$ 16,027	(375)	$ (2,987)	$ (420,446)	$ 203,336
Effect of adjustment entry (Note 10)	(100)	(3,545)	-	-	-	3,545	-
Adjusted balance at December 31, 2004	51,792	607,197	16,027	(375)	(2,987)	(416,901)	203,336
Components of comprehensive income:
Net income						11,299	11,299
Cumulative translation adjustments	-	-	(7,822)	-	-	-	(7,822)
Unrealized loss on investments	-	-	(24)	-	-	-	(24)
Comprehensive income							3,453

Exercise of stock options	349	1,747	-	-	-	-	1,747
Shares issued under employee stock
purchase plan	229	1,543	-	-	-	-	1,543
Stock-based compensation expense
for non-employee option grants	-	110	-	-	-	-	110
Balance at December 31, 2005	52,370	610,597	8,181	(375)	(2,987)	(405,602)	210,189
Components of comprehensive income:
Net income						17,114	17,114
Cumulative translation adjustments	-	-	5,274	-	-	-	5,274
Unrealized gain on investments	-	-	70	-	-	-	70
Comprehensive income							22,458

Exercise of stock options	501	3,351	-	-	-	-	3,351
Shares issued under employee stock
purchase plan	59	524	-	-	-	-	524
Stock-based compensation expense	-	2,408	-	-	-	-	2,408
Balance at December 31, 2006	52,930	616,880	13,525	(375)	(2,987)	(388,488)	238,930
Cumulative effect of adopting
new accounting principles (Note 2)	-	-	-	-	-	(1,021)	(1,021)
Adjusted Balance, January 1, 2007	52,930	616,880	13,525	(375)	(2,987)	(389,509)	237,909
Components of comprehensive income:
Net income						27,553	27,553
Cumulative translation adjustments	-	-	5,345	-	-	-	5,345
Unrealized gain on investments	-	-	162	-	-	-	162
Comprehensive income							33,060

Shares issued under employee stock plans	496	2,080	-	-	-	-	2,080
Shares issued under employee stock
purchase plan	91	737	-	-	-	-	737
Stock-based compensation expense	-	3,884	-	-	-	-	3,884
Repurchase of common stock	-	-	-	(3,477)	(32,387)	-	(32,387)
Balance at December 31, 2007	53,517	$ 623,581	$ 19,032	(3,852)	$ (35,374)	$ (361,956)	$ 245,283

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:	(thousands)
Net income	$ 27,553	$ 17,114	$ 11,299
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	(1,035)	552	(946)
Amortization of intangibles	511	688	2,100
Deferred taxes	(261)	1,281	(455)
Depreciation	6,499	5,813	8,132
Gain on disposition of Wet business	-	(572)	(2,934)
Impairment of intangibles	-	2,618	-
Inventory valuation charge	271	1,659	2,507
Stock-based compensation	3,884	2,408	110
Other non-cash items	87	(151)	(27)
Changes in assets and liabilities:
Accounts receivable	21,038	(26,769)	29,497
Advance billings	7,887	(318)	6,648
Inventories	(6,073)	(6,810)	7,337
Inventories - delivered systems	1,879	638	2,741
Prepaid expenses and other current assets	344	2,839	(1,052)
Other assets	(1,091)	(130)	(2,963)
Accounts payable	(1,906)	1,243	(640)
Accrued liabilities	(11,355)	6,981	(12,435)
Deferred revenue	(5,200)	4,318	(6,639)
Income taxes payable and other liabilities	5,716	400	-
Net cash provided by operating activities	48,748	13,802	42,280

Cash flows from investing activities:
Purchases of available-for-sale investments	(40,422)	(51,635)	(25,327)
Sales and maturities of available-for-sale investments	61,578	16,746	15,225
Purchases of property and equipment	(10,334)	(11,971)	(5,560)
Sales of property and equipment	475	604	104
Restricted cash	-	-	511
Proceeds from the disposition of Wet business	-	-	2,934
Net cash provided by (used in) investing activities	11,297	(46,256)	(12,113)

Cash flows from financing activities:
Proceeds from stock plans	2,817	3,875	3,290
Purchases of treasury stock	(32,387)	-	-
Net cash provided by (used in) financing activities	(29,570)	3,875	3,290
Effect of exchange rate changes on cash and cash equivalents	3,642	3,402	(6,517)
Net increase (decrease) in cash and cash equivalents	34,117	(25,177)	26,940
Cash and cash equivalents, beginning of year	91,416	116,593	89,653
Cash and cash equivalents, end of year	$ 125,533	$ 91,416	$ 116,593
Supplemental disclosures:
Cash paid for interest	$ -	$ 42	$ 209
Cash paid for income taxes	$ 940	$ 617	$ 62

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Investments

The Company carries short-term investments, which primarily consist of United States agencies securities and United States corporate bonds, at fair market value. These investments are reported in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies short-term investments as available-for-sale and they are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The fair value of short-term investments is based on quoted market prices. Realized gains and losses and declines in fair value that are other than temporary are recorded in the consolidated income statements. Realized gains and losses are determined on a specific identification basis. At December 31, 2007, $12.6 million in short-term investments had maturities of one to two years. The Company has recorded these investments as current as these investments are available for current operations and management's intent is to realize these investments as required to fund current operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and financial instruments used in hedging activities.

The Company invests in a variety of financial instruments, such as United States agency securities, commercial paper, money market funds and corporate bonds. The Company limits the amount of credit exposure to any one financial institution or commercial issuer. To date, the Company has not experienced significant losses on these investments. The Company's trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the United States, Japan, Korea, Taiwan, other Asian countries and Europe. Additionally, the Company is exposed to credit loss in the event of nonperformance by counterparties on the forward foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties. At December 31, 2007, three customers accounted for 27%, 12% and 10% of the Company's accounts receivable. At December 31, 2006, one customer accounted for 35% of the Company's accounts receivable.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The Company writes off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected. The Company recorded a benefit of $1.0 million in 2007, a provision of $0.6 million in 2006 and a benefit of $0.9 million in 2005 for allowance for doubtful accounts.

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

The Company's policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. The Company recorded inventory valuation charges of $0.3 million in 2007, $1.7 million in 2006 and $3.6 million in 2005. Although the Company attempts to forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company's inventories and reported operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $6.5 million, $5.8 million and $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset sales are included in other income (expense), net in the accompanying consolidated income statements. Repair and maintenance costs are expensed as incurred.

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

The Company is required to test its goodwill for impairment at the reporting unit level. The Company has determined that it has only one reporting unit. The test for goodwill impairment is a two-step process. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no events or changes in circumstances during the first three quarters of 2007 that would have triggered an impairment review. During the fourth quarter of 2007, the Company completed its first step annual impairment test based on management estimates and fair value assessments, which did not indicate any impairment, thus the second step was not necessary.

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

During the years ended December 31, 2007 and 2005, the Company did not record any impairment charge.

During the year ended December 31, 2006, the Company recorded an impairment charge of $2.6 million to write down the remaining net book value of the Radiant technology acquired from Vortek Industries Ltd. (Vortek) in October of 2004. As part of the overall evaluation of impairment, management conducted a thorough review of the intangible assets originally acquired in the Vortek acquisition. During this process, management looked at resource constraints, strategic focus and potential market opportunities for both the Radiant and Flash RTP technologies acquired from Vortek. Management decided that it was in Mattson's best interest to focus solely on the Flash RTP business and determined that the remaining net book value of the intangible asset relating to the Radiant technology was fully impaired. The write down represented the remaining book value of the Radiant technology acquired from Vortek in October of 2004.

Sabbatical Leave Benefits

Pursuant to the Emerging Issues Task Force (EITF) conclusion on Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, `Accounting for Compensated Absences', the Company accrues for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF No. 06-02 on January 1, 2007 as a change in accounting principle, and has recorded the cumulative effect of adoption of approximately $0.4 million as an increase in the accumulated deficit in the first quarter of 2007, as permitted by the transition provisions of EITF No. 06-02.

Warranty

The warranty offered by the Company on its system sales generally ranges from 12 months to 36 months, depending on the product. In 2007, the Company transitioned its warranty period to 12 months for most systems sales, except where previous customer agreements stated otherwise. In 2007, the Company also changed the coverage provided by the warranty to exclude certain consumable maintenance items.

A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases the Company adjusts its warranty accruals accordingly. In 2007, the Company experienced lower warranty settlements than in prior years, primarily due to (1) a shorter average warranty period in 2007 due to the change to a 12-month warranty, (2) a higher proportion of systems under warranty during 2007 being second generation 300 mm systems, which have had better performance history and (3) the exclusion of certain consumable maintenance items from warranty in 2007.

The following table summarizes movements in the product warranty accrual for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(thousands)

Balance at the beginning of the year	$ 15,113	$ 13,458	$ 16,044
Accrual for warranties issued during the year	6,618	19,746	14,125
Changes in liability related to pre-existing warranties	(695)	-	(6)
Settlements made during the year	(11,862)	(18,091)	(16,705)
Balance at the end of the year	$ 9,174	$ 15,113	$ 13,458

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

Revenue Recognition

The Company derives revenue from two primary sources - equipment (tool) sales and spare part sales. The Company accounts for equipment sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as follows: 1) for equipment sales of existing products with new specifications and for all sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance provisions, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which the Company bifurcates a sale transaction into two separate elements based on objective evidence of fair value. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment, generally 90% of the total invoice price, is recognized as revenue upon shipment and title transfer of the tool; and the remaining portion of the total invoice price, generally 10% of the total invoice price, which is due once installation services have been accepted, is not recognized as revenue until final customer acceptance of the tool. From time to time, however, the Company allows customers to evaluate systems, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize revenue for these evaluation systems until they are accepted by the customers. In 2006 and earlier periods, sales to customers in Japan were recognized upon title transfer, which generally occurred upon customer acceptance, with the exception of sales of RTP products through the Company's distributor in Japan, which where recognized upon title transfer to the distributor. In December 2006, the Company expanded its distributor relationship in Japan to cover all of the Company's products. Under the new distributor agreement, there are no rights of return and there are no significant post-shipment obligations; therefore revenues are recognized upon title transfer, which occurs upon shipment to the distributor. For spare parts, the Company recognizes revenue upon shipment. The Company recognizes service and maintenance contract revenue on a straight-line basis over the service period of the related contract. Accounts receivable for which revenue has not been recognized are classified as advance billings in the accompanying consolidated balance sheets.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Research, Development and Engineering Expenses

Research, development and engineering costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Foreign Currency Forward Exchange Contracts

During 2007 and 2006, the Company employed a foreign currency hedging program, utilizing foreign currency forward exchange contracts, to hedge foreign currency fluctuations associated with Japanese Yen denominated purchase commitments and accounts receivable balances. The goal of the hedging program was to hedge against foreign currency fluctuations associated with the sales of systems to Japan and the revaluation gains (losses) of foreign denominated accounts receivable.

No forward foreign exchange contracts employed by the Company exceeded one year. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these forward contracts did not qualify as designated hedges. All outstanding forward foreign currency contracts were marked to market with the resulting unrealized gains (losses) recorded in other income (expense), net. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

With respect to forward foreign exchange contracts, the Company recorded a net gain of $0.2 million for 2007, a net gain of $0.6 million for 2006 and a net loss of $1.3 million for 2005 in other income (expense), net. At December 31, 2007, the Company had no outstanding forward foreign exchange contracts. At December 31, 2006, the Company had one outstanding forward foreign exchange contract for the purchase in total of $23.7 million in exchange for 2.8 billion Japanese Yen. Recording the fair value of this contract as of December 31, 2006 resulted in an unrealized gain of $0.1 million, which was charged to other income (expense), net in 2006.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. Under FIN 48, The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 resulted in a cumulative effect of adoption of $0.7 million, which was recorded as an increase in accumulated deficit in the first quarter of 2007.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 will not have a material impact on the Company's financial position, results of operations or cash flows.

3. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments as of December 31, 2007 and 2006, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and forward foreign exchange contracts, approximate fair value due to the short maturities of these financial instruments.

Cash, Cash Equivalents and Short-term Investments

The Company's cash and cash equivalents and short-term investments are carried at fair market value. All short-term investments as of December 31, 2007 and 2006 are marked to market, with unrealized gains (losses) recorded as components of other comprehensive income. See Note 10.

Cash and cash equivalents by security type at December 31, 2007 and 2006 were as follows:

	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
	(thousands)
December 31,2007:
Cash in bank	$ 40,685	$ -	$ 40,685
Money market funds	55,939	-	55,939
Commercial paper	28,918	(9)	28,909
	$ 125,542	$ (9)	$ 125,533
December 31,2006:
Cash in bank	$ 38,006	$ -	$ 38,006
Money market funds	17,483	-	17,483
Commercial paper	35,928	(1)	35,927
	$ 91,417	$ (1)	$ 91,416

Short-term investments by security type at December 31, 2007 and 2006 were as follows:

	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
(thousands)
December 31,2007:
United States agency securities	$ 4,447	$ 4	$ 4,451
United States corporate bonds	22,473	110	22,583
	$ 26,920	$ 114	$ 27,034
December 31,2006:
United States agency securities	$ 37,100	$ 14	$ 37,114
United States corporate bonds	10,349	6	10,355
	$ 47,449	$ 20	$ 47,469

The maturities of short-term investments as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(thousands)

Due within one year	$ 14,419	$ 34,644
Due in one to two years	12,615	12,825
	$ 27,034	$ 47,469

During 2007, the Company closely monitored developments in the credit markets, to ensure that its investments mitigated credit and interest rate exposures in accordance with policies approved by the Company's Audit Committee. At December 31, 2007, the Company's $55.9 million in money market balances were in funds backed by United States Treasury securities. The Company's $28.9 million in commercial paper investments were invested in debt instruments with a rating of at least A-1/P-1 by Standard & Poors/Moody's, as required by policy. In addition, the Company's short-term investments in corporate bonds were all rated at least AA/Aa2, as required by policy.

The Company is prohibited by policy from investing in auction rate securities and most derivative investments, except for certain foreign currency forward exchange contracts entered into as part of its foreign currency hedging program. See Note 2.

For 2007, 2006 and 2005, gross realized gains and losses on sales of short-term investments were not significant. At December 31, 2007, all gross unrealized losses on short-term investments had been in a loss position for less than 12 months. The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

4. Balance Sheet Details

	December 31,
	2007	2006
	(thousands)
Inventories:
Purchased parts and raw materials	$ 27,727	$ 22,964
Work-in-process	10,934	9,803
Finished goods	12,412	7,765
	$ 51,073	$ 40,532

Property and equipment:
Machinery and equipment	$ 52,328	$ 47,990
Furniture and fixtures	11,842	11,597
Leasehold improvements	14,757	12,855
	78,927	72,442
Less: accumulated depreciation	(50,327)	(44,604)
	$ 28,600	$ 27,838

Accrued liabilities:
Warranty	$ 9,174	$ 15,113
Accrued compensation and benefits	8,193	7,633
Other	9,533	14,889
	$ 26,900	$ 37,635

Other liabilities:
Deferred revenue, non-current	$ 4,375	$ -
Other	1,761	400
	$ 6,136	$ 400

As of December 31, 2007 and 2006, the allowance for excess and obsolete inventory was $7.3 million and $16.6 million, respectively. The $9.3 million decrease in this allowance in 2007 was primarily due to the Company's disposal of $9.0 million in inventory during 2007 that had been previously reserved.

5. Goodwill and Intangible Assets

The following table summarizes the components of goodwill and intangible assets and related accumulated amortization balances:

Developed
	Goodwill	Technology	Total
(thousands)
December 31, 2007:
Gross carrying amount	$ 18,076	$ 15,647	$ 33,723
Accumulated amortization	-	(8,567)	(8,567)
Net carrying amount	$ 18,076	$ 7,080	$ 25,156

December 31, 2006:
Gross carrying amount	$ 18,497	$ 15,647	$ 34,144
Accumulated amortization	-	(8,056)	(8,056)
Net carrying amount	$ 18,497	$ 7,591	$ 26,088

In 2007 and 2006, tax benefits of $0.4 million and $1.5 million, respectively, related to the utilization of certain acquired deferred tax assets, consisting largely of net operating loss carryforwards, were used to reduce goodwill rather than benefit income taxes in accordance with the requirements of SFAS No. 109.

In 2006, the Company recorded an impairment charge of $2.6 million to write down the book value of certain intangible assets, as required by SFAS No. 144.

In 2005, the Company adjusted the fair value of the assets and liabilities acquired from Vortek. Pursuant to the adjustment in 2005, the Company reduced the valuation allowance for deferred tax assets by approximately $4.4 million. This resulted in a reduction of goodwill during the period of approximately $4.4 million. The resulting deferred tax asset of $2.7 million and $2.9 million at December 31, 2007 and 2006, respectively, has been offset against previously recorded deferred tax liabilities in the accompanying consolidated balance sheets in accordance with SFAS No. 109.

The Company recorded amortization expense for its developed technology of $0.5 million, $0.7 million, and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The developed technology is being amortized over a useful life of 17 years. Annual amortization expense is estimated to be $0.5 million for the years 2008 to 2012.

6. Restructuring Charges

Consolidation of excess facilities

In 2002 and 2003, the Company recorded restructuring charges of $2.4 million for consolidation of several excess leased facilities in the U.S. and overseas. The Company paid $1.4 million of the restructuring charges during 2002, 2003 and 2004, resulting in an accrued liability for consolidation of excess facilities of $1.0 million at December 31, 2004. In 2007, 2006 and 2005, the Company made cash payments of $0.4 million, $0.2 million, and $0.4 million, respectively, related to its restructuring plans. The Company concluded its remaining restructuring plans in 2007. At December 31, 2007, there is no remaining reserve under the restructuring plans for consolidation of excess facilities.

7. Guarantees

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of December 31, 2007. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

8. Borrowing Facility

The Company has a $10 million revolving line of credit with a bank, which may be increased to $20 million at the option of the Company. The revolving line of credit was renewed in June 2007, expires in June 2009 and has an annual commitment fee of $25,000. All borrowings under this credit line bear interest at a per annum rate equal to either the bank's prime rate minus 50 basis points or the London Interbank Offered Rate (LIBOR) plus 200 basis points, at the option of the Company. The line of credit is collateralized by a blanket lien on all of the Company's domestic assets including intellectual property. The line of credit requires the Company to satisfy certain quarterly financial covenants, including maintaining certain minimum financial ratios. At December 31, 2007, the Company was in compliance with the covenants, and there was no borrowing under this credit line.

9. Commitments and Contingencies

The Company holds various operating leases related to its facilities and equipment worldwide and a sublease in respect to one of its facilities located in Exton, Pennsylvania. The following table sets forth the Company's minimum annual rental commitments with respect to its operating leases with various expiry dates through 2019 and its sublease which expires in 2010 at December 31, 2007:

	Operating	Sublease
Year	Lease Payments	Income
	(thousands)

2008	$ 5,275	$ (1,534)
2009	5,009	(1,564)
2010	4,764	(1,595)
2011	4,197	-
2012	4,235	-
Thereafter	22,040	-
	$ 45,520	$ (4,693)

Rent expense was approximately $5.6 million, $5.7 million and $5.5 million, in 2007, 2006 and 2005, respectively. The Company recorded sublease income of approximately $1.5 million, $2.0 million and $2.0 million in 2007, 2006 and 2005, respectively.

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13 Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next eleven years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In June 2002, the administrative building was sublet for a period of approximately five years, until December 2007. In June 2007, the tenant entered into a new three-year sublease, which will commence upon the expiration of the current sublease and will expire in December 2010, with an option for the subtenant to extend for an additional three years. Total lease payments of approximately $11.9 million are expected to cover all related costs on the administrative building during the sublease periods. The sublessee for the manufacturing building location vacated the premises in September 2006 and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. As of December 31, 2007 and 2006, the Company had an accrual balance of $1.0 million and $1.2 million, respectively, related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $14.1 million at December 31, 2007), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

10. Stockholders' Equity

The number of shares of common stock outstanding at the end of each of the periods presented was reduced by approximately 100,000 shares to reflect an adjustment for certain unredeemed shares related to the acquisition of CFM Technologies, Inc. (CFM) in January 2001 that was identified in the first quarter of 2007. In January 2001, the shares issued were placed into escrow and the fair value was allocated to certain intangible assets that were subsequently impaired in 2001. Since the error occurred in 2001, and is not material to any of the periods presented, an adjustment was made to reduce accumulated deficit and additional paid-in capital at the end of each of the periods presented by approximately $3.5 million.

Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's shares of common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors authorized the repurchase of up to an additional $30 million of the Company's shares of common stock. The size and timing of future repurchases will depend on the Company's share price. For the year ended December 31, 2007, 3.5 million shares were repurchased under this program at a weighted-average purchase price of $9.31. As of December 31, 2007, the Company had $17.6 million available for future repurchases of the Company's common stock.

Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(thousands)

Cumulative translation adjustments, net of tax	$ 18,825	$ 13,480
Unrealized investment gain (loss)	207	45
	$ 19,032	$ 13,525

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

The Rights Plan further authorizes the issuance of one Right with each share of common stock that becomes outstanding after the record date and before the acquisition of 15% of the Company's common stock by an acquiror. At December 31, 2007, approximately 49.7 million share purchase rights were outstanding under the Rights Plan.

11. Employee Stock Plans

In May, 2005, the Company amended and restated the Company's 1989 Stock Option Plan (the 1989 Plan) as the 2005 Equity Incentive Plan (the 2005 Plan), under which a total of 11,975,000 shares of common stock were reserved for issuance at December 31, 2006. In June 2007, the Company's shareholders approved an amendment to the 2005 Plan increasing by 2,500,000 the shares of common stock reserved for issuance under the 2005 Plan, resulting in a total of 14,475,000 shares of common stock reserved for issuance at December 31, 2007. The Company had approximately 3.3 million shares available for future grants under the 2005 Plan at December 31, 2007.

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

In connection with its acquisition of CFM Technologies, Inc. (CFM) in January 2001, the Company filed with the SEC in January 2001 a registration statement on Form S-8 for the four then existing stock option plans of CFM (CFM Plans), namely the 1992 Employee Stock Option Plan for approximately 248,000 shares, the Restated 1995 Incentive Plan for approximately 641,000 shares, the Restated Non-employee Directors' Plan for approximately 19,000 shares and the CFM Non-plan Stock Option Plan for approximately 21,000 shares. The options previously granted by CFM prior to the Company's acquisition had vesting terms set by CFM's then executive compensation and stock option committee of the board of directors, and expired 10 years after the date of grant. The Company continues to administer the CFM Plans to the extent that options granted previously are exercised by the optionees or that options previously granted become terminated under the respective terms of the CFM Plans. As of December 31, 2007, approximately 10,000 stock options in total remained outstanding and exercisable under the CFM Plans.

The following table summarizes the combined activity under all of the Company's equity incentive plans, including 10,000 shares outstanding under the Company's CFM plans:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)

Balance at December 31, 2006	1,486	6,036	$ 9.27	150	$ 11.39
Stock options:
Authorized June 4, 2007	2,500	-	-	-	-
Granted	(888)	888	$ 9.03	-	-
Exercised	-	(454)	$ 4.95	-	-
Cancelled or forfeited	345	(352)	$ 12.08	-	-
Restricted stock units:
Granted	(177)	-	-	101	$ 9.08
Released	-	-	-	(66)	$ 9.84
Cancelled or forfeited	22	-	-	(13)	$ 10.59
Balance at December 31, 2007	3,288	6,118	$ 9.39	172	$ 10.69

Supplemental disclosure information about the Company's stock options outstanding as of December 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)

Options exercisable at December 31, 2007	4,551	$ 9.43	4.3	$ 5,006
Options expected to vest at December 31, 2007	1,567	$ 9.28	5.9	$ 247
Options outstanding at December 31, 2007	6,118	$ 9.39	4.7	$ 5,253

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $8.56 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options exercisable as of December 31, 2007 was 1.9 million. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.72, $7.32 and $5.77 per share, respectively.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $2.3 million. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2007 was $2.2 million. The Company settles employee stock option exercises with newly issued common shares.

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

In accordance with SFAS No. 123(R), the Company began applying expense recognition provisions relating to stock options in the first quarter of 2006. As a result of its action to accelerate the vesting of out-of-the-money options, the Company reduced the non-cash expense it otherwise would otherwise have been required to record in 2006, 2007 and future years. The accelerated vesting of these options did not result in a charge in 2005 based on generally accepted accounting principles.

Employee Stock Purchase Plan

In August 1994, the Company adopted an employee stock purchase plan (Purchase Plan) under which 6,175,000 shares of common stock had been reserved for issuance through December 31, 2007. The number of shares sold under the Purchase Plan were approximately 91,000 in 2007, 59,000 in 2006, and 229,000 in 2005. In 2007 and 2006, the Purchase Plan did not contain a look-back option feature. At December 31, 2007, approximately 3.4 million shares were available for issue under the Purchase Plan.

The Purchase Plan is administered over varying offering periods up to 27 months. For 2005, the Company completed a six-month offering period in January 2005, and a five-month offering period in October 2005. For 2006, the Company completed a seven-month offering period in November 2006. For 2007, the Company completed two six-month offering periods in May and November 2007. The weighted-average fair value of Purchase Plan shares issued during the years ended December 31, 2007, 2006 and 2005 was $0.90, $0.99 and $2.21 per share. As there is no look-back option feature in 2007 and 2006, compensation cost for 2007 and 2006 is determined using the intrinsic value of the 10% discount, and the use of an option-pricing model is not applicable.

Eligible employees may designate not more than 15% of their gross cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may not purchase more than $25,000 worth of common stock in any calendar year or 10,000 shares in any offering period. On the last business day of each purchase period, shares of common stock are purchased with the employees' payroll deductions accumulated during the offering period. For the offering periods in 2005, the offering was at a price per share equal to 85% of the market price of the common stock on the date immediately preceding the offering date or the date immediately preceding the purchase date, whichever was lower. For the offering periods completed in 2007 and 2006, the offering is at a price per share equal to 90% of the market price of the common stock on the date immediately preceding the purchase date.

12. Stock-Based Compensation

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

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The pro-forma information for the year ended December 31, 2005 was as follows:

Year Ended
December 31,
(in thousands, except per share amounts)	2005

Net income as reported	$ 11,299
Deduct: Total employee stock-based compensation
expense determined under fair value method, net of tax	(12,884)
Pro forma net loss	$ (1,585)

Basic net income (loss) per share:
As reported	$ 0.22
Pro forma	$ (0.03)

Diluted net income (loss) per share:
As reported	$ 0.21
Pro forma	$ (0.03)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt SFAS No. 123(R) using the modified prospective application method as described therein. Accordingly, during the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation costs totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123, adjusted for estimated forfeitures. Previously reported amounts have not been restated.

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

The effect of recording stock-based compensation for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
	(thousands, except per share amounts)

Stock-based compensation by type of award:
Stock options	$ 3,234	$ 1,952
Restricted stock units	585	383
Employee stock purchase plan	65	73
Total stock-based compensation	3,884	2,408
Tax effect on stock-based compensation	-	-
Effect on net income	$ 3,884	$ 2,408

Stock-based compensation by category of expense:
Cost of sales	$ 129	$ 56
Research, development and enginnering	478	277
Selling, general and administrative	3,277	2,075
Effect on net income	$ 3,884	$ 2,408

Effect on net income per share:
Basic	$ 0.08	$ 0.05
Diluted	$ 0.07	$ 0.05

As of December 31, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $2.0 million after estimated forfeitures. In the Company's pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2007 and 2006, the Company granted stock options to acquire approximately 0.9 million and 1.0 million shares of common stock, respectively, with an estimated total grant-date fair value of $4.5 million and $6.6 million, respectively, after estimated forfeitures. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $7.4 million after estimated forfeitures, which will be recognized over an estimated weighted average amortization period of 2.7 years.

During the years ended December 31, 2007 and 2006, the Company granted approximately 0.1 million and 0.2 million restricted stock units, respectively, with an estimated total grant-date fair value of $0.8 million and $1.5 million, respectively, after estimated forfeitures. As of December 31, 2007, there was $1.5 million of unrecorded deferred stock-based compensation, after estimated forfeitures, related to nonvested restricted stock units granted under the 2005 Plan. That cost will be recognized over an estimated weighted average amortization period of 2.8 years.

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at December 31, 2007 and 2006, as such amounts were inconsequential.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Options:
Expected dividend yield	-	-	-
Expected stock price volatility	74%	88%	90%
Risk-free interest rate	4.6%	4.4%	4.1%
Expected life of options	5 years	5 years	4 years

ESPP:
Expected dividend yield	n/a (1)	n/a (1)	-
Expected stock price volatility	n/a (1)	n/a (1)	45%
Risk-free interest rate	n/a (1)	n/a (1)	3.5%
Expected life of options	n/a (1)	n/a (1)	0.5 year

___________
(1)

In 2007 and 2006, the Company's offerings do not include a look-back option feature. As there is no option feature in 2007 or 2006, compensation cost for 2007 and 2006 is determined using the intrinsic value of the 10% discount, and the use of an option-pricing model is not applicable.

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

13. Employee Savings Plans

Employee Savings Plan

The Company has a retirement/savings plan (the ESP Plan), which is qualified under section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age or older are eligible to participate in the ESP Plan. The ESP Plan allows participants to contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to a percentage of the participants' contributions. In 2007, 2006 and 2005 the Company made matching contributions of approximately $0.6 million in each year.

Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a deferred compensation plan (the DC Plan). Under the DC Plan, the Company provides eligible employees and non-employee members of its Board of Directors who participate in the DC Plan (Participants) the opportunity to defer a specified percentage of their base salary or retainer fees for participation on the Company's Board and Board Committees. In addition, the Company's Board of Directors may make discretionary contributions to the accounts of one or more Participants.

Under the DC Plan, the Company is obligated to deliver on a future date the deferred compensation credited to a Participant's account, adjusted for any positive or negative investment results from investment alternatives selected by the Participant under the DC Plan (the Obligations). The Obligations are unsecured general obligations of the Company and rank in parity with other unsecured and unsubordinated indebtedness of the Company. The Obligations are not transferable, except upon death of a Participant. There is no trading market for the Obligations.

As of December 31, 2007 and 2006, the Company had approximately $1.1 million and $0.4 million, respectively, in net assets under the DC Plan, which were invested primarily in equity investment funds. The Company has recorded these assets as other assets and has recorded the corresponding liability to DC Plan participants as other long-term liabilities in the accompanying consolidated balance sheets. Unrealized gains and losses on DC Plan investments are recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets. The corresponding liability is being marked to market and is being recorded as compensation expense to the extent that there is an increase in value or a reduction of expense to the extent that there is a decrease in value. Unrealized gains and losses and the impact of marking to market the liability for the years ended December 31, 2007 and 2006 were not material.

14. Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered. Royalty revenues from DNS of $11.5 million, $7.5 million and $10.8 million in 2007, 2006 and 2005, respectively, are included in net sales to Japan.

	Year Ended December 31,
	2007	2006	2005
	(thousands)

United States	$ 22,301	$ 30,481	$ 34,461
Taiwan	73,037	75,961	65,348
Korea	52,203	63,548	29,859
Japan	51,499	58,399	37,875
Europe and others	35,141	20,036	23,523
Other Asia	33,105	33,356	18,313
	$ 267,286	$ 281,781	$ 209,379

In 2007, four customers accounted for 15%, 13%, 12% and 10% of total revenues, respectively. In 2006, two customers accounted for 15% and 12% of total revenues, respectively. In 2005, two customers accounted for 12% and 11% of total revenues, respectively.

Geographical information relating to the Company's property and equipment as of December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(thousands)

United States	$ 15,118	$ 15,616
Germany	11,122	6,248
Canada	2,050	5,613
Others	310	361
	$ 28,600	$ 27,838

15. DNS Patent Infringement Suit Settlement

On March 5, 2002, a jury in San Jose, California rendered a verdict in favor of the Company's then subsidiary, Mattson Wet Products, Inc. (formally CFM Technologies, Inc.), in a patent infringement suit against Dainippon Screen Manufacturing Co., Ltd. (DNS), a Japanese manufacturer of semiconductor wafer processing equipment. On June 24, 2002, the Company entered into a settlement agreement and a license agreement with DNS, under which DNS agreed to make payments to the Company totaling between $75 million (minimum) and $105 million (maximum), relating to past damages, partial reimbursement of attorney fees and costs and license fees. As of December 31, 2007, DNS has made payments aggregating $88.7 million under the terms of the settlement and license agreements.

For the years ended December 31, 2006 and December 31, 2005, DNS paid the Company minimum annual royalty payments of $6.0 million each year. The Company has received all scheduled minimum annual royalty payments. In 2007, 2006 and 2005, DNS made additional payments of $11.5 million, $2.4 million and $5.4 million, respectively, based on sales by DNS for their fiscal years ended March 31, 2007, 2006 and 2005, respectively. These additional payments were recorded as royalty revenue when the Company received notification of the amounts to be paid. The remaining royalty payment to be paid by DNS under the license agreement will be due in June 2008, based on sales by DNS through January 15, 2008.

The Company recognized $11.5 million, $7.5 million and $10.8 million of royalty revenue from DNS for the years ended December 31, 2007, 2006 and 2005, respectively, which is recognized as net sales in the consolidated income statements.

16. Disposition of Wet Business

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

In 2005, the Company received earn-out payments of approximately $2.9 million from SCP for sales in 2004. The Company has recorded this payment as additional proceeds from the sale of the Wet business. The payment has been recorded as a reduction of operating expenses for 2005 in the consolidated income statements.

In 2006, the Company concluded all activities related to the disposition of the Wet business, and released a remaining accrual of $0.6 million, which was previously established as an estimate of a portion of the projected costs to fulfill the Company's obligations under the sale of the Wet business. The payment has been recorded as a reduction of operating expenses for 2006 in the consolidated income statements.

17. Income Taxes

The components of income before provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(thousands)

Domestic income	$ 31,396	$ 23,498	$ 4,929
Foreign income (loss)	1,058	(2,290)	2,570
Income before provision for income taxes	$ 32,454	$ 21,208	$ 7,499

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(thousands)
Current:
Federal	$ 67	$ 674	$ (68)
State	31	97	60
Foreign	669	485	(336)
Total current	767	1,256	(344)
Deferred:
Federal	62	1,444	(456)
State	32	113	-
Foreign	4,040	1,281	(3,000)
Total deferred	4,134	2,838	(3,456)
Provision (benefit) for income taxes	$ 4,901	$ 4,094	$ (3,800)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(thousands)

Net operating loss carryforwards	$ 96,378	$ 94,893
Capital loss carryforward	13,503	13,117
Reserves not currently deductible	8,777	14,617
Tax credit carryforwards	7,694	6,338
Depreciation	4,988	6,266
Deferred revenue	1,450	4,009
Research and development capitalization	739	1,110
Other	725	1,857
Settlement payments	-	(25)
Total deferred tax asset	134,254	142,182
Valuation allowance	(131,564)	(137,297)
Total net deferred tax asset	2,690	4,885
Deferred tax liability - acquired intangibles	(2,690)	(2,885)

Net deferred tax asset	$ -	$ 2,000

Net changes in the income tax valuation allowance are as follows:

	December 31.
	2007	2006
	(thousands)

Balance at the beginning of the year	$ 137,297	$ 142,259
Utilization and other reductions, net	(5,733)	(4,962)
Balance at the end of the year	$ 131,564	$ 137,297

The provision for income taxes reconciles to the amount computed by multiplying income before income tax by the U.S. statutory rate of 35% as follows:

	Year Ended December 31,
	2007	2006	2005
	(thousands)

Provision at statutory rate	$ 11,359	$ 7,423	$ 2,625
Deferred tax asset valuation allowance	(10,147)	(5,832)	(6,652)
Foreign earnings taxed at different foreign rates	1,476	(622)	(146)
State taxes, net of Federal benefit	1,000	92	187
Nondeductible stock option expense	517	436	-
Net operating losses used to reduce goodwill	421	1,508	-
Foreign earnings taxed at U.S. rate	362	276	778
Settlement with foreign tax authorities	-	(47)	(639)
Other	(87)	860	47
Total provision (benefit) for income taxes	$ 4,901	$ 4,094	$ (3,800)

The net deferred tax asset of nil and $2.0 million at December 31, 2007 and 2006, respectively, relates to the Company's operations in Germany. Management has evaluated both positive and negative factors in determining whether a valuation allowance in Germany is necessary. Positive factors considered include that the Company's operations in Germany are primarily sales of products and services to the Company's operations in the United States under a transfer pricing agreement that recognizes profit for German statutory purposes. Additionally, there is also an unlimited carryover of net operating losses in Germany, and management has the intent to continue manufacturing operations in Germany for the foreseeable future. Based on the analysis of objective evidence, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize this net deferred tax asset.

The valuation allowance at December 31, 2007 and 2006 is attributable to Federal and state deferred tax assets, as well as foreign deferred tax assets other than the German net deferred tax asset of nil in 2007 and $2.0 million in 2006. The Company's valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current weakness in the overall semiconductor market thereby negatively impacting the Company's ability to sustain or grow revenues and earnings and the lack of carry-back capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized. If the Company were to release all or a portion of its deferred tax asset valuation allowance in a future period, a portion of such release up to a total of $6.3 million would be applied to reducing goodwill rather than benefiting income tax expense.

At December 31, 2007, the Company had Federal and state net operating loss carryforwards of approximately $274.3 million and $41.5 million, respectively, which will expire at various dates through 2026 for Federal purposes and 2013 for state purposes. The Company also has foreign net operating loss carryforwards in Canada of approximately $15.3 million that will expire at various dates through 2017.

The Federal and state net operating losses acquired from the STEAG Semiconductor Division, CFM and Concept acquisitions are also subject to change in control limitations as defined in Section 382 of the Internal Revenue Code. Furthermore, the Company had a change in control in April 2002, which limited its net operating losses generated prior to the date the ownership change occurred. If certain substantial changes in the Company's ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards that can be utilized. The Company acquired $48.0 million of deferred tax assets as a result of its acquisitions of the Vortek, STEAG Semiconductor Division, CFM and Concept Systems Design, Inc.

In 2007 and 2006, tax benefits of $0.4 million and $1.5 million, respectively, which related to the utilization of certain acquired deferred tax assets, consisting largely of net operating loss carryforwards, were used to reduce goodwill rather than benefit income taxes in accordance with the requirements of SFAS No. 109. Future utilization of certain acquired net operating losses, if realized, will first be used to reduce the amount of goodwill and identified intangibles recorded at the date of acquisition before reducing the tax provision.

At December 31, 2007, the Company had research and development credit carryforwards of approximately $3.6 million and $4.3 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2026. The California tax credit can be carried forward indefinitely. At December 31, 2007, the Company has $13.1 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

Adoption of FIN 48

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of accumulated deficit in the consolidated balance sheet, as permitted by the transition provisions of FIN 48. Upon adoption, the Company had $25.2 million of unrecognized tax benefits. Of this total, $9.3 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. In accordance with FIN 48, at the beginning of fiscal year 2007 the Company reclassified $9.3 million of income tax liabilities from current liabilities to long-term deferred tax liabilities in the condensed consolidated balance sheet, as recognition of the liabilities is not anticipated within the next 12 months. In 2007, there have been no material changes to the amount of unrecognized tax benefits other than a $3.8 million discrete charge, of which $1.6 million has been accounted for as a long-term payable and $2.2 million has been accounted for as a reduction of deferred tax assets. The discrete charge is related to a ruling on the applicability of tax law in one of the Company's foreign locations. The following table reconciles the total amounts of unrecognized tax benefits at the beginning and end of the year:

Year Ended
December 31,
2007
(millions)
Balance at the beginning of the year	$ 25.2
Increases for tax positions related to the current year	3.8
Effect of exchange rates on tax positions	0.9
Expiration of statutes of limitations	(0.3)
Balance at the end of the year	$ 29.6

Of the total unrecognized tax benefits at December 31, 2007 of $29.6 million, $11.9 million represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007 and 2006, the Company had $1.1 million and $0.6 million, respectively accrued for estimated interest. At both December 31, 2007 and 2006, the Company had $0.1 million accrued for estimated penalties. In 2007, income tax expense included estimated interest of $0.6 million. Included in the balance of unrecognized tax benefits at December 31, 2007 is $2.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in Germany and various other foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2002. The Company's German income tax returns are currently under examination for the tax years 2001 to 2004. The final outcome of this examination is not yet known. Management does not anticipate any adjustments, however, which would result in material changes to the Company's financial position, results of operations, or cash flows.

18. Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period. For purposes of computing diluted net income per share, weighted average common stock equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method.

	Year Ended December 31,
	2007	2006	2005
	(thousands)

Weighted average common shares outstanding - basic	51,771	52,357	51,457
Diluted potential common shares from stock options
and restricted stock units	945	1,011	989
Escrow shares related to Vortek acquisition	-	-	238
Weighted average common shares - diluted	52,716	53,368	52,684

Total stock options outstanding at December 31, 2007, 2006 and 2005 of 3.8 million, 2.9 million and 3.2 million, respectively, were excluded from the computations, as their inclusion would have been antidilutive.

19. Related Party Transactions

In Japan, through May 2007, the Company contracted outsource installation and repair services and sells spare parts through an unrelated party, Mattson Service Company (MSC). A director of the Company, Shigeru Nakayama, holds a minority interest in MSC. In 2007, 2006 and 2005, the value of spare parts and services transactions between the Company and MSC were $0.5 million, $4.2 million and $2.9 million, respectively. The Company's management believes that the payments of commissions to MSC related to the sales of spare parts to customers in Japan and the purchases of contract installation and repair services from MSC were on terms that represent the market value of these transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2007, the Company changed the manner in which it accounts for uncertainty in income taxes and the manner in which it accounts for sabbatical leave and other similar benefits. As discussed in Note 12 to the consolidated financial statements, in fiscal 2006, the Company changed the manner in which it accounts for share-based compensation.

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
February 22, 2008

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated income (loss) statement data for each of the eight quarterly periods ended December 31, 2007. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Three Months Ended
	April 1,	July 1,	September 30,	December 31,
	2007	2007	2007	2007
	(thousands, except per share amounts)

Net sales	$ 69,941	$ 86,544	$ 58,480	$ 52,321
Gross profit	$ 31,228	$ 41,635	$ 25,680	$ 24,668
Income from operations	$ 6,011	$ 15,524	$ 1,529	$ 1,177
Net income	$ 7,651	$ 11,547	$ 3,572	$ 4,783
Net income per share:
Basic	$ 0.15	$ 0.22	$ 0.07	$ 0.09
Diluted	$ 0.14	$ 0.22	$ 0.07	$ 0.09

Shares used in computing net income per share:
Basic	52,562	52,531	51,397	50,598
Add: dilutive effect from stock options
and restricted stock units	978	1,096	1,033	737
Diluted	53,540	53,627	52,430	51,335

	Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006
	(thousands, except per share amounts)

Net sales	$ 58,413	$ 63,304	$ 76,460	$ 83,604
Gross profit	$ 24,382	$ 26,055	$ 26,267	$ 32,357
Income from operations	$ 2,507	$ 4,464	$ 3,466	$ 5,053
Net income	$ 3,693	$ 5,152	$ 4,587	$ 3,682
Net income per share:
Basic	$ 0.07	$ 0.10	$ 0.09	$ 0.07
Diluted	$ 0.07	$ 0.10	$ 0.09	$ 0.07

Shares used in computing net income per share:
Basic	52,171	52,356	52,402	52,501
Add: dilutive effect from stock options
and restricted stock units	1,538	1,087	726	873
Diluted	53,709	53,443	53,128	53,374

Operating expenses for the first quarter of 2007 were reduced by $1.6 million due to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project. The second quarter of 2007 included $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of our foreign locations. Additionally, in the third quarter of 2007, we recorded a benefit of $0.3 million for Federal taxes and $1.2 million for foreign taxes based on a change in management's estimate of future tax benefits. Net income for the fourth quarter of 2006 included a loss of $2.6 million related to a writedown of intangible assets initially recorded in the acquisition of Vortek, and a reduction of $1.5 million of tax benefits related to the utilization of acquired deferred tax assets, consisting largely of net operating loss carryforwards, which were used to reduce goodwill rather than benefit income taxes in accordance with the requirements of SFAS No. 109. The reduction of tax benefits in the fourth quarter of 2006 included approximately $0.7 million, which related to the first three quarters of 2006. The Company's management has determined that the impact of recording this reduction in the fourth quarter of 2006 was not material to each quarterly period of 2006. Net income for the third quarter of 2006 included a nonrecurring gain of $0.6 million related to the sale of our Wet business in 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth quarter.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see Part I of this Annual Report on Form 10-K, under the caption "Executive Officers of the Registrant." The other information required by this item will be set forth in our 2008 Proxy Statement under the captions "Election of Directors," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct for all officers, directors and employees. We have posted the Code of Ethics and Business Conduct on our website located at www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2008 Proxy Statement under the captions "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" and is incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2008 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders," and is incorporated herein by reference. For information with respect to our securities authorized for issuance under our equity compensation plans, see Item 5 of Part II of this Annual Report on Form 10-K, under "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2008 Proxy Statement under the caption "Certain Relationships and Related Transactions, and Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2008 Proxy Statement under the captions "Audit and Related Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 38.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2007, 2006 and 2005, which is included on page 73 of this Form 10-K.

(a)(3) Exhibits

Exhibit Number	Description	Notes
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	(1)
3.2	Third Amended and Restated Bylaws of Mattson Technology, Inc.	(2)
4.1	Form of Senior Indenture.	(3)
4.2	Form of Senior Debt security (included in Exhibit 4.1).
4.3	Form of Subordinated Indenture.	(3)
4.4	Form of Subordinated Debt security (Included in Exhibit 4.3).
4.5	Form of Rights Agreement between the Company and Mellon Investor Services, LLC as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	(4)
4.6	Amendment No. 1 to Rights Agreement between the Company and Mellon Investor Services, LLC as Rights Agent	(5)
10.1	2005 Equity Incentive Plan	(6) (C)
10.2	Amendment #1 to 2005 Equity Incentive Plan	(7) (C)
10.3	Nonqualified Deferred Compensation Plan	(8) (C)

Exhibit Number	Description	Notes
10.4	1989 Stock Option plan, as amended	(2) (C)
10.5	1994 Employee Stock Purchase Plan	(9) (C)
10.6	Form of Indemnity Agreement	(10) (C)
10.7	Executive Change of Control agreement between Mattson Technology, Inc. and David Dutton, dated as of March 4, 2002.	(2) (C)
10.8	Form of Executive Change of Control agreement Between Mattson Technology, Inc. and its Executive Vice Presidents and Product Division Presidents.	(2) (C)
10.9	Separation Agreement Between Robert MacKnight and Mattson Technology, Inc.	(11) (C)
10.10	Industrial Space Lease, dated August 1, 2005, between the Company and Renco Equities IV, a California partnership.	(12)
10.11	Sublease agreement dated February 27, 2003, by and between Lam Research Corporation, a Delaware Corporation, and Mattson Technology, Inc., a Delaware Corporation, for lease of building.	(13)
10.12	Lease agreement dated September 2, 2001, by and between RENCO EQUITIES IV, a California partnership, and Lam Research Corporation, a Delaware Corporation, for lease of building.	(13)
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Accounting Firm. PDF provided as courtesy
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF provided as courtesy
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF provided as courtesy
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF provided as courtesy
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF provided as courtesy

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
(5) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. annual report on Form 10-K filed on March 2, 2007.
(6) Incorporated by reference to Appendix A to Mattson Technology, Inc. Proxy Statement filed on April 20, 2005.
(7) Incorporated by reference to Appendix 1 to Mattson Technology, Inc. proxy statement filed on April 26, 2007.
(8) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form S-8 filed on December 16, 2005.
(9) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 6, 2004.
(10) Incorporated by reference to Appendix B to the Mattson Technology, Inc. proxy statement filed on June 20, 1997.

(11) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on November 14, 2007.
(12) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 4, 2005.
(13) Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on May 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattson Technology, Inc.
(Registrant)

February 25, 2008	By:	/s/ David Dutton David Dutton Chief Executive Officer and Director (Principal Executive Officer)
February 25, 2008	By:	/s/ William Turner William Turner Chief Financial Officer and Executive Vice President - Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jochen Melchior Dr. Jochen Melchior	Chairman of the Board and Director	February 25, 2008
/s/ Hans-Georg Betz Hans-Georg Betz	Director	February 25, 2008
/s/ John Bolger John Bolger	Director	February 25, 2008
/s/ Kenneth Kannappan Kenneth Kannappan	Director	February 25, 2008
/s/ Shigeru Nakayama Shigeru Nakayama	Director	February 25, 2008
/s/ Kenneth Smith Kenneth Smith	Director	February 25, 2008

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Charged
	Beginning	(Credited)	Deductions	Balance at
Fisal Year	of Year	to Income	and Other	End of Year
(thousands)

2007	$ 3,222	$ (1,034)	$ (725)	$ 1,463

2006	$ 3,591	$ 552	$ (921)	$ 3,222

2005	$ 6,392	$ (946)	$ (1,855)	$ 3,591

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.