Form 10-Q
period 2008-03-30
MATTSON TECHNOLOGY INC
filed 2008-05-09
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of May 5, 2008: 49,358,593.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	March 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 125,658	$ 125,533
Short-term investments	20,177	27,034
Accounts receivable, net	35,811	36,011
Advance billings	7,241	2,576
Inventories	52,181	51,073
Inventories - delivered systems	3,762	—
Prepaid expenses and other current assets	9,624	10,996
Total current assets	254,454	253,223
Property and equipment, net	32,105	28,600
Goodwill	17,952	18,076
Intangibles, net	6,952	7,080
Other assets	10,629	10,791
Total assets	$ 322,092	$ 317,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,729	$ 18,097
Accrued liabilities	26,349	26,900
Deferred revenue	11,435	7,207
Total current liabilities	56,513	52,204
Income taxes payable, noncurrent	14,981	14,147
Other liabilities	5,791	6,136
Total liabilities	77,285	72,487

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares;
53,537 shares issued and 49,356 shares outstanding in 2008;
53,517 shares issued and 49,655 shares outstanding in 2007	54	54
Additional paid-in capital	624,786	623,527
Accumulated other comprehensive income	24,126	19,032
Treasury stock, 4,181 shares in 2008 and 3,852 shares in 2007, at cost	(37,987)	(35,374)
Accumulated deficit	(366,172)	(361,956)
Total stockholders' equity	244,807	245,283
Total liabilities and stockholders' equity	$ 322,092	$ 317,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net sales	$ 48,655	$ 69,941
Cost of sales	27,821	38,713
Gross profit	20,834	31,228

Operating expenses:
Research, development and engineering	7,846	9,111
Selling, general and administrative	16,775	15,979
Amortization of intangibles	128	127
Total operating expenses	24,749	25,217

Income (loss) from operations	(3,915)	6,011

Interest income	1,225	1,595
Interest expense	—	(44)
Other income (expense), net	(1,392)	1,051
Income (loss) before income taxes	(4,082)	8,613

Provision for income taxes	134	962

Net income (loss)	$ (4,216)	$ 7,651

Net income (loss) per share:
Basic	$ (0.09)	$ 0.15
Diluted	$ (0.09)	$ 0.14

Shares used in computing net income (loss) per share:
Basic	49,362	52,562
Diluted	49,362	53,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Three Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (4,216)	$ 7,651
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	(164)	(27)
Amortization of intangibles	128	127
Depreciation	1,817	1,504
Inventory valuation charge	849	336
Stock-based compensation	1,239	979
Other non-cash items	(3)	493
Changes in assets and liabilities:
Accounts receivable	587	4,309
Advance billings	(4,665)	3,679
Inventories	(3,823)	1,297
Inventories - delivered systems	(3,762)	1,879
Prepaid expenses and other current assets	1,550	(1,240)
Other assets	98	(714)
Accounts payable	183	(3,389)
Accrued liabilities	(994)	(1,492)
Deferred revenue	4,228	(7,825)
Income taxes payable, noncurrent and other liabilities	(282)	244
Net cash provided by (used in) operating activities	(7,230)	7,811

Cash flows from investing activities:
Purchases of available-for-sale investments	(4,977)	(8,325)
Sales and maturities of available-for-sale investments	12,000	35,138
Purchases of property and equipment	(1,397)	(746)
Net cash provided by investing activities	5,626	26,067

Cash flows from financing activities:
Proceeds from stock plans	20	91
Purchases of treasury stock	(2,613)	-
Net cash provided by (used in) financing activities	(2,593)	91

Effect of exchange rate changes on cash and cash equivalents	4,322	582
Net increase in cash and cash equivalents	125	34,551
Cash and cash equivalents, beginning of period	125,533	91,416
Cash and cash equivalents, end of period	$ 125,658	$ 125,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008 (unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end December 31, 2008 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended March 30, 2008. The results of operations for the three months ended March 30, 2008 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2008.

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

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for the Company for acquisitions made after December 31, 2008. The Company does not anticipate that the adoption of this pronouncement will have a significant impact on its financial statements, however, the implementation of SFAS No. 141R may have a material impact on financial statements for businesses acquired by the company post-adoption.

In the first quarter of 2008, the Company adopted SFAS No. 157 Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on the Company's financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 3 for further details on fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

In the first quarter of 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The adoption of SFAS No. 159 did not have a significant impact on the Company's financial statements. Currently, the Company has not expanded its eligible items subject to the fair value option under SFAS No. 159.

Note 2. Balance Sheet Details

	March 30,	December 31,
	2008	2007
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 37,297	$ 40,685
Money market funds	67,399	55,939
Commercial paper	20,962	28,909
	$ 125,658	$ 125,533

Short-term investments:
United States agency securities	$ 2,451	$ 4,451
United States corporate bonds	17,726	22,583
	$ 20,177	$ 27,034

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income (See Note 12). The maturities of short-term investments as of March 30, 2008 and December 31, 2007 are shown below:

	March 30,	December 31,
	2008	2007
	(thousands)

Due within one year	$ 13,003	$ 14,419
Due in one to two years	7,174	12,615
	$ 20,177	$ 27,034

	March 30,	December 31,
	2008	2007
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 29,267	$ 27,727
Work-in-process	9,709	10,934
Finished goods	13,205	12,412
	$ 52,181	$ 51,073

As of March 30, 2008 and December 31, 2007, the reserve for excess and obsolete inventories was $7.8 million and $7.3 million, respectively.

	March 30,	December 31,
	2008	2007
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 57,981	$ 52,328
Furniture and fixtures	12,561	11,842
Leasehold improvements	15,339	14,757
	85,881	78,927
Less: accumulated depreciation	(53,776)	(50,327)
	$ 32,105	$ 28,600

Accrued liabilities:
Warranty	7,878	9,174
Accrued compensation and benefits	10,056	8,193
Other	8,415	9,533
	$ 26,349	$ 26,900

Other liabilities:
Deferred revenue, noncurrent	$ 4,250	$ 4,375
Other	1,541	1,761
	$ 5,791	$ 6,136

Note 3. Fair Value

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including marketable securities and equity instruments offsetting deferred compensation.

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, money market securities and equity instruments offsetting deferred compensation, which are included in other assets in the condensed consolidated balance sheets. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 30, 2008:

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:
Money market funds	$ 67,399	$ -	$ 67,399
Commercial paper	-	20,962	20,962
Short-term investments:
United States agency securities	2,451	-	2,451
United States corporate bonds	-	17,726	17,726
Other assets:
Equity instruments offsetting
deferred compensation liability	835	-	835
Total assets measured at fair value	$ 70,685	$ 38,688	$ 109,373

Note 4.  Guarantees

The warranty offered by the Company on its system sales is 12 months for most systems sales, except where previous customer agreements stated otherwise, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly.

The following table summarizes changes in the product warranty accrual for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(thousands)
Balance at beginning of period	$ 9,174	$ 15,113
Accrual for warranties issued during the period	1,200	2,881
Changes in liability related to pre-existing warranties	(606)	—
Settlements made during the period	(1,890)	(3,690)
Balance at end of period	$ 7,878	$ 14,304

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of March 30, 2008. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 5. Commitments and Contingencies

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13 Accounting for Leases, and will be accrued on a straight- line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company leases two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for both buildings will expire March 31, 2019 with a current combined rental cost of approximately $1.5 million annually. The Company expects to make payments related to the above noted leases over the next eleven years, less any sublet amounts. The lease agreement for both buildings allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. Total lease payments of approximately $11.9 million are expected to cover all related costs on the administrative building during the sublease period. The manufacturing building is currently vacant and the Company is currently marketing the property to prospective tenants. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. As of March 30, 2008 and December 31, 2007, the Company had an accrual balance of $0.9 million and $1.0 million, respectively, related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD14,269,290 (approximately $14.0 million at March 30, 2008), and (b) Vortek maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or Vortek, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD14,269,290 less any royalties paid by Vortek or the Company to the Minister.

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

Note 6. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's shares of common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors authorized the repurchase of up to an additional $30 million of the Company's shares of common stock. The size and timing of future repurchases will depend on the Company's share price. As of March 30, 2008, a total of 3.8 million shares had been repurchased under this program at a weighted-average purchase price of $9.20. As of March 30, 2008, the Company had $15.0 million available for future repurchases of the Company's common stock under these authorizations.

Note 7. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for the employee.

The effect of recording stock-based compensation for the three months ended March 30, 2008 and April 1, 2007 were as follows:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(thousands, except per share amounts)

Stock-based compensation by type of award:
Stock options	$ 1,099	$ 811
Restricted stock units	124	160
Employee stock purchase plan	16	8
Total stock-based compensation	1,239	979
Tax effect on stock-based compensation	—	—
Effect on net income (loss)	$ 1,239	$ 979

Stock-based compensation by category of expense:
Cost of sales	$ 17	$ 28
Research, development and engineering	112	110
Selling, general and administrative	1,110	841
Effect on net income (loss)	$ 1,239	$ 979

Effect on net income (loss) per share:
Basic	$ 0.03	$ 0.02
Diluted	$ 0.03	$ 0.02

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at March 30, 2008 and December 31, 2007, as such amounts were inconsequential. Compensation expense for the three months ended March 30, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006. Since the error is not material to prior periods and is not considered material to the current period, an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the current period.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 30,	April 1,
	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	56%	75%
Risk-free interest rate	2.6%	4.6%
Expected life of options	5 years	5 years

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

Stock Options

As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $7.4 million after estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. During the three months ended March 30, 2008 and April 1, 2007, the Company's Board of Directors approved the grant of approximately 511,000 and 704,000 stock options, respectively, with an estimated total grant-date fair value of $1.4 million and $3.5 million, respectively, after estimated forfeitures. As of March 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $7.8 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.8 years.

Restricted Stock Units

As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to nonvested restricted stock units with time-based vesting of $1.5 million after estimated forfeitures. During the three months ended March 30, 2008 and April 1, 2007, the Company's Board of Directors approved the grant of approximately 122,000 and 72,000 restricted stock units with time-based vesting, respectively, with an estimated total grant-date fair value of $0.6 million and $0.6 million, respectively, after estimated forfeitures. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award. As of March 30, 2008, the unrecorded deferred stock-based compensation balance related to nonvested restricted stock units with time-based vesting was $2.0 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 3.2 years.

Performance-Based Restricted Stock Units

In March 2008, the Company's Board of Directors approved the grant of 600,000 performance-based restricted stock units to certain executives, officers and senior-level management. These restricted stock units vest in four equal tranches upon the achievement of four sequentially increasing revenue performance targets. Vesting is also contingent upon certain operating profit margin and stock price thresholds being met. If any of the conditions have not been met by the close of the Company's 2011 fiscal year, then the corresponding units will be forfeited. In accordance with SFAS No. 123R, the stock price threshold condition was incorporated into the measurement of fair value on the grant date. The Company will assess the probability of achieving the revenue and operating profit margin targets to determine the number of units expected to vest.

As of March 30, 2008, the Company has determined that the first two revenue targets and the operating profit margin target are probable of being achieved, while the final two revenue targets are not probable of being achieved because they require significant growth in revenue and market share. Accordingly, the Company began recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. For the final two tranches, if and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made in accordance with SFAS No. 123R.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the Company's CFM Technologies, Inc. plans as of March 30, 2008:
			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2007	3,288	6,118	$ 9.39	172	$ 10.69
Stock options:
Granted	(511)	511	5.98	—	—
Exercised	-	(6)	3.34	—	—
Cancelled or forfeited	72	(72)	12.38	—	—
Restricted stock units:
Granted	(1,256)	—	—	722	5.94
Exercised	17	—	—	(24)	9.59
Cancelled or forfeited	8	—	—	(4)	8.98
Balances at March 30, 2008	1,619	6,551	$ 9.10	866	$ 6.77

Restricted stock units granted through 2007 generally vest 1/4 of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. Beginning in 2008, restricted stock units with time-based vesting generally vest 1/4 of the units granted on each anniversary of the date of grant. 2005 Plan awards of restricted stock units are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Supplemental disclosure information about the Company's stock options and restricted stock units is as follows (in thousands, except weighted-average values):

Three Months Ended
	March 30,	April 1,
	2008	2007
Stock options:
Weighted-average grant date fair value	$ 3.00	$ 5.67
Intrinsic value of options exercised	$ 16	$ 174
Cash received from options exercised	$ 20	$ 90
Restricted stock units:
Weighted-average grant date fair value	$ 5.94	$ 8.81

Supplemental disclosure information about the Company's stock options outstanding as of March 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at March 30, 2008	4,736	$ 9.37	4.5	$ 2,042
Options expected to vest at March 30, 2008	1,815	$ 8.39	6.0	$ 107
Options outstanding at March 30, 2008	6,551	$ 9.10	4.9	$ 2,148

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $6.10 as of March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options which were exercisable as of March 30, 2008 was 0.7 million. The Company settles employee stock option exercises with newly issued common shares.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	March 30, 2008		April 1, 2007
	(thousands)%		(thousands)%
United States	$ 5,505	11	$ 5,175	8
Taiwan	18,770	39	12,837	18
Japan	8,943	18	15,416	22
Korea	6,731	14	16,627	24
Other Asia	5,400	11	9,149	13
Europe and others	3,306	7	10,737	15
	$ 48,655	100	$ 69,941	100

In the three months ended March 30, 2008, four customers accounted for 18%, 15%, 12% and 12% of net sales, respectively. In the three months ended April 1, 2007, three customers accounted for 22%, 11% and 10%, respectively, of net sales.

Geographical information relating to the Company's property and equipment, net, at March 30, 2008 and December 31, 2007 is as follows:

	March 30, 2008		December 31, 2007
	(thousands)%		(thousands)%
United States	$ 17,476	55	$ 15,118	53
Germany	12,615	39	11,122	39
Canada	1,714	5	2,050	7
Others	300	1	310	1
	$ 32,105	100	$ 28,600	100

Note 9. Derivative Instruments and Hedging Activities

The Company utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company did not have any hedging activities for the three months ended March 30, 2008, and recorded a net loss of $0.2 million in other income (expense), net for the three months ended April 1, 2007. As of March 30, 2008, the Company had no outstanding forward foreign exchange contracts.

Note 10. Income Taxes

  The provision for income taxes for the three months ended March 30, 2008 primarily consisted of a $0.2 million provision for Federal taxes and a $0.4 million provision for foreign taxes, which was partially reduced by a non-recurring foreign tax benefit of $0.5 million. The Company reduced its current tax liability and goodwill by $0.1 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards. The Federal and state tax provision for the first quarter of 2008, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes for the three months ended April 1, 2007 primarily consisted of a $0.8 million provision for Federal and state income taxes and a $0.1 million provision for taxes in Germany. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

At December 31, 2007, the Company had $29.6 million of unrecognized tax benefits. Of this total, $11.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the three months ended March 30, 2008, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 29, 2009.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended March 30, 2008, recorded income tax expense included estimated interest of $0.1 million. Included in the balance of unrecognized tax benefits at December 31, 2007 is $2.4 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(thousands)
Weighted average shares outstanding - Basic	49,362	52,562
Diluted potential common shares from stock options
and restricted stock units	—	978
Weighted average shares outstanding - Diluted	49,362	53,540

Total stock options outstanding of 6.6 million and 4.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively, were excluded from the computations, as their inclusion would be antidilutive.

Note 12. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	March 30,	December 31,
	2008	2007
	(thousands)
Cumulative translation adjustments	$ 23,856	$ 18,825
Unrealized investment gain	270	207
	$ 24,126	$ 19,032

The following are the components of comprehensive income:

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(thousands)
Net income (loss)	$ (4,216)	$ 7,651
Cumulative translation adjustments	5,031	877
Unrealized investment gain	63	9
Comprehensive income	$ 878	$ 8,537

The functional currencies of the Company's foreign subsidiaries are their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Cumulative traslation adjustments included in comprehensive income for the three months ended March 30, 2008 increased by $4.2 million compared to the corresponding period of 2007 primarily due to the weakening of the U.S. dollar in the first quarter of 2008, which favorably impacted the Company's net assets used in its foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to $23.9 million at March 30, 2008, compared to $18.8 million at December 31, 2007.

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

Documents to Review In Connection With Management's Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2007 (our 2007 Form 10-K).

Overview

Mattson Technology, Inc. (Mattson or the Company) is a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs or chips). Mattson produces dry strip equipment, etch equipment and rapid thermal processing (RTP) equipment for the wafer chip fabrication industry. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the front-end-of-line and back-end-of-line fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300-millimeter wafers, sub-65 nanometer design rules and the use of new materials, such as copper, low capacitance dielectrics and barrier metals.

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The cyclicality and uncertainties regarding overall market conditions continue to present significant challenges to us and impair our ability to forecast near-term revenue. Given that many of our costs are fixed in the short-term, our ability to quickly modify our operations in response to changes in market conditions is limited. Part of our strategy is to outsource selected non-critical functions in manufacturing, spare parts logistics, subsystem design and other areas to third parties specializing in these areas. This allows us to concentrate our resources on our core technologies in strip, etch and RTP, reduce our cost structure and achieve greater flexibility to expand and contract manufacturing capacity as market conditions require.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Increase (Decrease)
	March 30, 2008		April 1, 2007
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 48,655	100.0	$ 69,941	100.0	$ (21,286)	(30.4)
Cost of sales	27,821	57.2	38,713	55.4	(10,892)	(28.1)
Gross profit	20,834	42.8	31,228	44.6	(10,394)	(33.3)
Operating expenses:
Research, development and engineering	7,846	16.1	9,111	13.0	(1,265)	(13.9)
Selling, general and administrative	16,775	34.5	15,979	22.8	796	5.0
Amortization of intangibles	128	0.2	127	0.2	1	0.8
Total operating expenses	24,749	50.8	25,217	36.0	(468)	(1.9)
Income (loss) from operations	(3,915)	(8.0)	6,011	8.6	(9,926)	n/m(1)
Interest income	1,225	2.5	1,595	2.3	(370)	(23.2)
Interest expense	—	—	(44)	(0.1)	44	(100.0)
Other income (expense), net	(1,392)	(2.9)	1,051	1.5	(2,443)	n/m(1)
Income (loss) before income taxes	(4,082)	(8.4)	8,613	12.3	(12,695)	n/m(1)
Provision for income taxes	134	0.3	962	1.4	(828)	(86.1)
Net income (loss)	$ (4,216)	(8.7)	$ 7,651	10.9	$ (11,867)	n/m(1)

________________________

(1) Not meaningful

Net Sales and Deferred Revenue

Net sales for the first quarter of 2008 decreased from the same period of 2007, primarily due to a $24.2 million decrease in system sales, which was partially offset by a $2.8 million increase in sales of service and spare parts. International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 89% of net sales in the first quarter of 2008, compared to 92% for the first quarter of 2007. We anticipate that international sales will continue to account for a significant portion of our net sales.

Deferred revenue at March 30, 2008 increased to $11.4 million from $7.2 million at December 31, 2007, primarily due to a $5.1 million net increase in deferred revenue for system shipments which were fully deferred in accordance with our revenue recognition policy and a $0.8 million net decrease in deferred revenue for the recognition of a portion of system shipments in accordance with our policy.

Gross Profit and Gross Profit Margin

Gross profit in the first quarter of 2008 decreased by $10.4 million compared to the first quarter of 2007, primarily from lower gross profit of $12.4 million from systems sales, a $2.5 million decrease due to net deferral of a portion of systems shipments in accordance with our revenue recognition policy and a $0.5 million increase in inventory valuation charges, which was partially offset by a $2.2 million decrease in warranty expenses and a $2.7 million increase in gross profit from service and spare parts sales.

Gross profit margin in the first quarter of 2008 decreased by 1.8 percentage points compared to the first quarter of 2007, primarily due to lower gross profit margin of 9.2 percentage points from system sales, of 3.2 percentage points from the net deferral of systems revenue and of 1.3 percentage points due to higher inventory valuation charges, partially offset by higher gross profit margin of 9.0 percentage points from service and spare parts sales and of 2.6 percentage points due to lower warranty expenses.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material costs and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses decreased by $1.3 million for the first quarter of 2008 compared to the same period of 2007, primarily due to a $0.8 million decrease in engineering materials expenditures, a $0.3 million decrease in depreciation expense and a $0.2 million decrease in outside services expenses as we are successfully transitioning our new product portfolio from development to production, which has shifted some of our spending from RD&E to selling, general and administrative (SG&A) expenses to support the launch of these newly engineered products with our customers.

Selling, General and Administrative

SG&A expenses for the first quarter of 2007 included a $1.6 million benefit which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project. SG&A expenses other than this benefit decreased by $0.8 million for the first quarter of 2008 compared to the same period of 2007, primarily as the result of a $0.7 million decrease in employee compensation related expenses and a $0.4 million decrease in other miscellaneous expenses, partially offset by a $0.3 million increase related to stock-based compensation as determined in accordance with SFAS No. 123(R). As a percentage of net sales, our SG&A expenses increased in the first quarter of 2008 compared to the same period of 2007 primarily because of the decrease in net sales in 2008.

Interest and Other Income (Expense), Net

Interest income decreased by $0.4 million in the first quarter of 2008 compared with the same period of 2007, primarily due to lower average interest rates earned in 2008. Other expense, net for the first quarter of 2008 included realized and unrealized foreign currency exchange losses of $1.1 million and other miscellaneous expenses of $0.3 million. Other income, net for the first quarter of 2007 included $1.0 million of income from certain payments and legal settlements related to two previous lines of business, as well as realized and unrealized foreign currency exchange gains of $0.4 million, which were partially offset by a realized foreign exchange loss of $0.2 million on forward foreign exchange contracts settled during the first quarter of 2007 and other miscellaneous expenses of $0.1 million.

Provision for Income Taxes

The provision for income taxes for the three months ended March 30, 2008 primarily consisted of a $0.2 million provision for Federal taxes and a $0.4 million provision for foreign taxes, which was partially reduced by a non-recurring foreign tax benefit of $0.5 million. We reduced our current tax liability and goodwill by $0.1 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards. The Federal and state tax provision for the first quarter of 2008, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition. The provision for income taxes in the first quarter of 2007 primarily consisted of a $0.8 million provision for Federal and state income taxes and a $0.1 million provision for taxes in Germany. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at March 30, 2008 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Consistent with our 2007 Form 10-K, we consider certain accounting policies for the following areas as critical to our business operations and an understanding of our results of operations:

  Inventories and Inventory Valuation

  Goodwill and Other Intangible Assets

  Impairment of Long-Lived Assets

  Warranty

  Stock-based Compensation

  Income Taxes

  Revenue Recognition

There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2007 Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $145.8 million at March 30, 2008, a decrease of $6.8 million from $152.6 million at December 31, 2007. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Cash Flows from Operating Activities

Net cash used in operations during the first quarter of 2008 was $7.2 million, primarily due to a $4.2 million net loss, a $4.7 million increase in advance billings, a $3.8 million increase in inventories, a $3.8 million increase in inventories - delivered systems and a $1.0 million decrease in accrued liabilities, which were partially offset by a $4.2 million increase in deferred revenue, $1.8 million in depreciation, a $1.6 million decrease in prepaid expenses and other current assets, $1.2 million in stock-based compensation and a $0.8 million inventory valuation charge. The increase in inventories was primarily due to higher finished goods inventories shipped to customer sites for evaluation. The increases in advance billings, inventories - delivered systems and deferred revenue were due to an increase in systems shipped during the quarter where revenue was deferred in accordance with our revenue recognition policies.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during the first quarter of 2008 was $5.6 million, due to proceeds of $12.0 million from sales and maturities of available-for-sale investments, partially offset by purchases of $5.0 million of available-for- sale investments and capital spending of $1.4 million.

Net cash provided by investing activities during the first quarter of 2007 was $26.1 million, due to proceeds of $35.1 million from sales and maturities of available-for-sale investments, partially offset by purchases of $8.3 million of available-for-sale investments and capital spending of $0.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the first quarter of 2008 was $2.6 million, attributable to purchases of treasury stock of $2.6 million, which was partially offset by net proceeds of $20,000 from stock plans.

Net cash provided by financing activities during the first quarter of 2007 was $0.1 million, attributable to net proceeds of $0.1 million from stock plans.

Off-Balance-Sheet Arrangements

As of March 30, 2008, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2007 Form 10-K.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2008, as compared to the recent accounting pronouncements described in our 2007 Form 10-K, that are of significance, or potential significance, to us.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for acquisitions made after December 31, 2008. We do not anticipate that the adoption of this pronouncement will have a significant impact on our financial statements, however, the implementation of SFAS No. 141R may have a material impact on our financial statements for businesses we acquire post-adoption.

In the first quarter of 2008, we adopted SFAS No. 157 Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 3 to the accompanying condensed consolidated financial statements for further details on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

In the first quarter of 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The adoption of SFAS No. 159 did not have a significant impact on our financial statements. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $125.7 million in cash equivalents and $20.2 million in short-term marketable securities as of March 30, 2008. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. For example, due to the sharp reduction in average interest rates in the United States in the first quarter of 2008 compared to the same period of 2007, our average yield on our investment portfolio declined by approximately 1.3% in the first quarter of 2008, which primarily caused a $0.4 million reduction in interest income. By policy, we limit our exposure related to longer-term investments.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could materially adversely affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Due to the weakening U.S. dollar, cost of sales and operating expenses were each approximately $0.9 million higher in the first quarter of 2008 than they would have been at the rates of exchange applicable to the first quarter of 2007. Additionally, other expense, net for the first quarter of 2008 included realized and unrealized foreign currency exchange losses of $1.1 million, which was primarily due to the effect of a weaker U.S. dollar on transactions with our foreign operations, compared to realized and unrealized foreign currency exchange gains of $0.4 million for the first quarter of 2007.

Cumulative traslation adjustments included in comprehensive income for the three months ended March 30, 2008 increased by $4.2 million compared to the corresponding period of 2007 primarily due to the weakening of the U.S. dollar in the first quarter of 2008, which favorably impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to $23.9 million at March 30, 2008, compared to $18.8 million at December 31, 2007.

We did not have any hedging activities for the three months ended March 30, 2008. During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. In total, we recorded a net loss of $0.2 million in other income (expense), net for the three months ended April 1, 2007. There were no forward foreign exchange contracts outstanding as of March 30, 2008.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Our involvement in any patent dispute, other intellectual property dispute or action to protect trade secrets and know- how could result in a material adverse effect on our business. Adverse determinations in current litigation or any other litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward- looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

In March 2007, our Board of Directors approved a common stock repurchase plan (Repurchase Plan) that authorized the repurchase of up to $20.0 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10(b)5-1. As of December 31, 2007, we have completed all repurchases under this initial authorization, at a weighted-average cost of $9.97 per share.

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. The size and timing of future repurchases will depend on the Company's share price.

During the three months ended March 30, 2008, we repurchased shares of common stock under the Repurchase Plan as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	Repurchase
Period	(1)	Per Share	Plans or Programs (2)	Programs
	(in thousands, except per share amounts)
As of December 31, 2007	3,852	$ 9.18	3,852	$ 17,613
January 1, 2008 to
January 31, 2008	329	$ 7.95	329	$ 15,000
February 1, 2008 to
February 29, 2008	—	—	—	$ 15,000
March 1, 2008 to
March 30, 2008	—	—	—	$ 15,000
As of March 30, 2008	4,181	$ 9.09	4,181	$ 15,000

______________________________

  All shares were purchased pursuant to a publicly announced plan in open-market transactions.

  In addition to shares repurchased under the Board authorized repurchase program and included in this column are approximately 10,000 additional shares for the three months ended March 30, 2008, which we withheld through net share settlements upon the vesting of restricted stock awards under our equity compensation plans to cover tax withholding obligations.

Item 5. Other Information

On March 19, 2008, we filed a current report on Form 8-K to disclose that we had awarded performance-based restricted stock units to certain employees under our 2005 Equity Incentive Plan. These employees included our principal executive officer, principal financial officer and one of the persons designated as named executive officers in our proxy statement for our annual meeting of stockholders to be held in June 2008.

The form of the performance-based restricted stock units agreements entered into between Mattson Technology, Inc. and the named executive officers and certain other employees has been included as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
10.1	Form of performance-based Restricted Stock Units Agreement between Mattson Technology, Inc. and certain employees. PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

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

Dated: May 9, 2008

By: /s/ DAVID DUTTON David Dutton Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2008

By: /s/ WILLIAM TURNER William Turner Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)