Form 10-Q
period 2008-06-29
MATTSON TECHNOLOGY INC
filed 2008-08-01
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of July 25, 2008: 49,467,106.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	June 29,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 101,411	$ 125,533
Short-term investments	34,328	27,034
Accounts receivable, net	28,304	36,011
Advance billings	9,175	2,576
Inventories	57,546	51,073
Inventories - delivered systems	4,178	—
Prepaid expenses and other current assets	8,181	10,996
Total current assets	243,123	253,223
Property and equipment, net	32,500	28,600
Goodwill	18,076	18,076
Intangibles, net	6,824	7,080
Other assets	10,774	10,791
Total assets	$ 311,297	$ 317,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,240	$ 18,097
Accrued liabilities	22,845	26,900
Deferred revenue	12,198	7,207
Total current liabilities	51,283	52,204
Income taxes payable, noncurrent	15,153	14,147
Other liabilities	5,827	6,136
Total liabilities	72,263	72,487

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares;
53,650 shares issued and 49,469 shares outstanding in 2008;
53,517 shares issued and 49,655 shares outstanding in 2007	54	54
Additional paid-in capital	626,273	623,527
Accumulated other comprehensive income	23,620	19,032
Treasury stock, 4,181 shares in 2008 and 3,852 shares in 2007, at cost	(37,987)	(35,374)
Accumulated deficit	(372,926)	(361,956)
Total stockholders' equity	239,034	245,283
Total liabilities and stockholders' equity	$ 311,297	$ 317,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net sales	$ 41,790	$ 86,544	$ 90,445	$ 156,485
Cost of sales	23,345	44,909	51,166	83,622
Gross profit	18,445	41,635	39,279	72,863

Operating expenses:
Research, development and engineering	9,215	8,893	17,061	18,004
Selling, general and administrative	15,592	17,090	32,367	33,069
Amortization of intangibles	128	128	256	255
Restructuring charges	748	-	748	-
Total operating expenses	25,683	26,111	50,432	51,328

Income (loss) from operations	(7,238)	15,524	(11,153)	21,535

Interest income	837	1,775	2,062	3,370
Interest expense	(76)	—	(76)	(44)
Other income (expense), net	145	248	(1,247)	1,299
Income (loss) before income taxes	(6,332)	17,547	(10,414)	26,160

Provision for income taxes	422	6,000	556	6,962

Net income (loss)	$ (6,754)	$ 11,547	$ (10,970)	$ 19,198

Net income (loss) per share:
Basic	$ (0.14)	$ 0.22	$ (0.22)	$ 0.37
Diluted	$ (0.14)	$ 0.22	$ (0.22)	$ 0.36

Shares used in computing net income (loss) per share:
Basic	49,419	52,531	49,391	52,546
Diluted	49,419	53,627	49,391	53,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Six Months Ended
	June 29,	July 1,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (10,970)	$ 19,198
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	(252)	(1,204)
Amortization of intangibles	256	255
Depreciation	3,849	3,067
Inventory valuation charge	1,421	552
Stock-based compensation	2,371	1,972
Other non-cash items	58	431
Changes in assets and liabilities:
Accounts receivable	8,130	634
Advance billings	(6,599)	3,580
Inventories	(9,728)	5,114
Inventories - delivered systems	(4,178)	1,879
Prepaid expenses and other current assets	2,995	(8,106)
Other assets	(64)	(733)
Accounts payable	(2,270)	3,006
Accrued liabilities	(4,518)	(2,267)
Deferred revenue	4,741	(7,496)
Income taxes payable, noncurrent and other liabilities	792	4,588
Net cash provided by (used in) operating activities	(13,966)	24,470

Cash flows from investing activities:
Purchases of available-for-sale investments	(21,707)	(24,001)
Sales and maturities of available-for-sale investments	14,450	36,138
Purchases of property and equipment	(4,645)	(3,211)
Sales of property and equipment	691	474
Net cash provided by (used in) investing activities	(11,211)	9,400

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	375	1,436
Purchases of treasury stock	(2,613)	(10,000)
Net cash used in financing activities	(2,238)	(8,564)

Effect of exchange rate changes on cash and cash equivalents	3,293	1,007
Net increase (decrease) in cash and cash equivalents	(24,122)	26,313
Cash and cash equivalents, beginning of period	125,533	91,416
Cash and cash equivalents, end of period	$ 101,411	$ 117,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2008 (unaudited)

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

The Company's current year will end December 31, 2008 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended June 29, 2008. The results of operations for the three and six months ended June 29, 2008 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2008.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

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

In the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on the Company's financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 3 for further details on fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

Note 2. Balance Sheet Details

	June 29,	December 31,
	2008	2007
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 18,267	$ 40,685
Money market funds	54,827	55,939
Commercial paper	28,317	28,909
	$ 101,411	$ 125,533

Short-term investments:
United States agency securities	$ 3,565	$ 4,451
United States corporate bonds	30,763	22,583
	$ 34,328	$ 27,034

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income. See Note 14. The maturities of short-term investments as of June 29, 2008 and December 31, 2007 are shown below:

	June 29,	December 31,
	2008	2007
	(thousands)

Due within one year	$ 26,564	$ 14,419
Due in one to two years	7,764	12,615
	$ 34,328	$ 27,034

	June 29,	December 31,
	2008	2007
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 32,986	$ 27,727
Work-in-process	10,465	10,934
Finished goods	14,095	12,412
	$ 57,546	$ 51,073

As of June 29, 2008 and December 31, 2007, the reserve for excess and obsolete inventories was $7.4 million and $7.3 million, respectively.

The Company's policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. Although the Company attempts to forecast future inventory demand, given the competitive pressures and cyclically of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company's inventories and reported operating results.

	June 29,	December 31,
	2008	2007
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 59,286	$ 52,328
Furniture and fixtures	12,419	11,842
Leasehold improvements	15,411	14,757
	87,116	78,927
Less: accumulated depreciation	(54,616)	(50,327)
	$ 32,500	$ 28,600

Accrued liabilities:
Warranty	$ 6,162	$ 9,174
Accrued compensation and benefits	8,776	8,193
Other	7,907	9,533
	$ 22,845	$ 26,900

Other liabilities:
Deferred revenue, noncurrent	$ 4,125	$ 4,375
Other	1,702	1,761
	$ 5,827	$ 6,136

Note 3. Fair Value

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including marketable securities and equity instruments offsetting deferred compensation.

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, money market securities and equity instruments offsetting deferred compensation, which are included in other assets in the condensed consolidated balance sheets. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage- backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at June 29, 2008:

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 54,827	$ -	$ 54,827
Commercial paper	-	28,317	28,317
Short-term investments:
United States agency securities	3,565	-	3,565
United States corporate bonds	-	30,763	30,763
Other assets:
Equity instruments offsetting
deferred compensation liability	988	-	988
Total assets measured at fair value	$ 59,380	$ 59,080	$ 118,460

(1) Excludes Cash in bank of $18.3 million, at June 29, 2008.

Note 4. Restructuring Charges

On June 26, 2008, in response to the continuing downturn in the wafer fabrication industry, the Company announced a reduction in force in selected organizations. The Company eliminated approximately 25 positions, or about 5% of its global workforce. The Company recorded $0.7 million as restructuring charges in connection with the reorganization. These charges are comprised of severance expenses. As of June 29, 2008, no payments had been made against this accrued restructuring reserve. The Company anticipates that all severance payments against this reserve will be completed by the second quarter of 2009.

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

The following table summarizes changes in the product warranty accrual for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands)		(thousands)
Balance at beginning of period	$ 7,878	$ 14,304	$ 9,174	$ 15,113
Accrual for warranties issued during the period	1,028	2,341	2,228	3,631
Changes in liability related to pre-existing warranties	145	(36)	(461)	1,419
Settlements made during the period	(2,889)	(3,059)	(4,779)	(6,613)
Balance at end of period	$ 6,162	$ 13,550	$ 6,162	$ 13,550

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of June 29, 2008. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 6. Commitments and Contingencies

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13, Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company was leasing two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The Company ended the lease for the manufacturing building as of June 5, 2008. The Company received approximately $0.2 million, net of legal fees, as part of the lease termination agreement. The lease for the administrative building will expire March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make payments related to the administrative building lease over the next eleven years, less any sublet amounts. The lease agreement for the administrative building allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. In determining the facilities lease loss, various other assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $10.5 million were assumed in determining the facilities lease loss on the administrative building. As of June 29, 2008 and December 31, 2007, the Company had an accrual balance of $0.8 million and $1.0 million, respectively, related to these leases. Adjustments to the accrual for the administrative building lease will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc or "MTC") agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $14.1 million at June 29, 2008), and (b) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or MTC, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD 14,269,290 less any royalties paid by MTC or the Company to the Minister.

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

Note 7. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's shares of common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors authorized the repurchase of up to an additional $30 million of the Company's shares of common stock. As of June 29, 2008, a total of 3.8 million shares had been repurchased under this program at a weighted-average purchase price of $9.20. As of June 29, 2008, the Company had $15.0 million available for future repurchases of the Company's common stock under these authorizations.

Note 8. Stock-Based Compensation

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

The effects of recording stock-based compensation for the three and six months ended June 29, 2008 and July 1, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands, except per share amounts)

Stock-based compensation by type of award:
Stock options	$ 836	$ 824	$ 1,935	$ 1,635
Restricted stock units	271	153	395	313
Employee stock purchase plan	25	16	41	24
Total stock-based compensation	1,132	993	2,371	1,972
Tax effect on stock-based compensation	—	—	—	—
Effect on net income (loss)	$ 1,132	$ 993	$ 2,371	$ 1,972

Stock-based compensation by category of expense:
Cost of sales	$ 39	$ 37	$ 56	$ 65
Research, development and engineering	126	125	238	235
Selling, general and administrative	967	831	2,077	1,672
Effect on net income (loss)	$ 1,132	$ 993	$ 2,371	$ 1,972

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at June 29, 2008 and December 31, 2007 as such amounts were inconsequential. Compensation expense for the six months ended June 29, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006. Since the error is not material to prior periods and is not considered material to the current period, an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the first quarter of 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Expected stock price volatility	53%	72%	55%	75%
Risk-free interest rate	3.3%	5.0%	2.9%	4.7%
Expected life of options	5 years	5 years	5 years	5 years

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

Stock Options

As of June 29, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $6.9 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.8 years. As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $7.4 million after estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. In the three months ended June 29, 2008 and July 1, 2007, the Company's Board of Directors approved the grant of approximately 236,000 and 85,000 stock options, respectively, with an estimated total grant-date fair value of $0.5 million and $0.5 million, respectively, after estimated forfeitures. In the six months ended June 29, 2008 and July 1, 2007, the Company's Board of Directors approved the grant of approximately 747,000 and 789,000 stock options, respectively, with an estimated total grant-date fair value of $1.9 million and $4.0 million, respectively, after estimated forfeitures.

Restricted Stock Units

As of June 29, 2008, the unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting was $1.9 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.9 years. As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting of $1.5 million after estimated forfeitures. During the three months ended June 29, 2008 and July 1, 2007, the Company's Board of Directors approved the grant of approximately 13,000 and 21,000 restricted stock units with time-based vesting, respectively, with an estimated total grant-date fair value of $0.1 million and $0.2 million, respectively, after estimated forfeitures. During the six months ended June 29, 2008 and July 1, 2007, the Company's Board of Directors approved the grant of approximately 135,000 and 93,000 restricted stock units with time-based vesting, respectively, with an estimated total grant-date fair value of $0.7 million and $0.7 million, respectively, after estimated forfeitures. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Performance-Based Restricted Stock Units

During the six months ended June 29, 2008, the Company's Board of Directors approved the grant of 635,000 performance-based restricted stock units to certain executives, officers and senior-level management. During the second quarter of 2008, 111,000 of these restricted stock units were cancelled, leaving 524,000 units outstanding at June 29, 2008. These restricted stock units vest in four equal tranches upon the achievement of four sequentially increasing revenue performance targets. Vesting is also contingent upon certain operating profit margin and stock price thresholds being met. If any of the conditions have not been met by the close of the Company's 2011 fiscal year, then the corresponding units will be forfeited. In accordance with SFAS No. 123R, the stock price threshold condition was incorporated into the measurement of fair value on the grant date.

As of June 29, 2008, the Company has determined that the first two revenue targets and the operating profit margin target are probable of being achieved, while the final two revenue targets are not probable of being achieved because they require significant growth in revenue and market share. Accordingly, the Company is recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. For the final two tranches, if and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made in accordance with SFAS No. 123R.

The fair value of the 635,000 performance-based restricted stock units with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of the Company's common stock of 50 percent; dividend yield of 0 percent, and risk-free interest rate of 2.3 percent. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of the Company's common stock.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the Company's CFM Technologies, Inc. plans as of June 29, 2008:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2007	3,288	6,118	$ 9.39	172	$ 10.69
Stock options:
Granted	(747)	747	5.77	—	—
Exercised	-	(21)	2.69	—	—
Cancelled or forfeited	428	(428)	9.10	—	—
Restricted stock units:
Granted	(1,348)	—	—	770	3.92	(1)
Exercised	31	—	—	(42)	9.41
Cancelled or forfeited	289	—	—	(165)	4.50	(1)
Balances at June 29, 2008	1,941	6,416	$ 9.01	735	$ 4.01

____________

(1)

The weighted-average grant date fair value for restricted stock units granted in the six months ended June 29, 2008 excludes 317,500 shares with a weighted average grant date fair value of $3.35 related to the final two tranches of performance-based restricted stock units, as the Company's management has determined that achievement of the performance conditions related to these two tranches is not deemed probable as of June 29, 2008. The weighted-average grant date fair value for restricted stock units canceled in the six months ended June 29, 2008 excludes 55,000 shares with a weighted average grant date fair value of $3.32 which also related to the final two tranches of performance-based restricted stock units.

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

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows (in thousands, except weighted-average values):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Stock options:	(thousands, except weighted-average fair values)
Weighted-average grant date fair value	$ 2.63	$ 6.21	$ 2.89	$ 5.73
Intrinsic value of options exercised	$ 42	$ 836	$ 58	$ 1,010
Cash received from options exercised	$ 36	$ 1,136	$ 56	$ 1,226
Restricted stock units with time based vesting:
Weighted-average grant date fair value	$ 4.99	$ 10.03	$ 5.77	$ 9.08

Supplemental disclosure information about the Company's stock options outstanding as of June 29, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at June 29, 2008	4,764	$ 9.36	3.8	$ 1,260
Options expected to vest at June 29, 2008	1,652	$ 8.02	5.9	$ 5
Options outstanding at June 29, 2008	6,416	$ 9.01	4.4	$ 1,265

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.98 as of June 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options which were exercisable as of June 29, 2008 was 0.5 million. The Company settles employee stock option exercises with newly issued common shares.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 3,033	7	$ 4,539	5	$ 8,538	9	$ 9,714	6
Taiwan	9,447	23	28,415	33	28,217	31	41,252	26
Korea	4,169	10	20,480	24	10,900	12	37,107	24
Japan	15,014	36	18,718	21	23,957	27	34,134	22
Other Asia	7,507	18	7,720	9	12,907	14	16,869	11
Europe and others	2,620	6	6,672	8	5,926	7	17,409	11
	$ 41,790	100	$ 86,544	100	$ 90,445	100	$ 156,485	100

In the three months ended June 29, 2008, three customers accounted for 20%, 12% and 11% of net sales, respectively. In the three months ended July 1, 2007, three customers accounted for 18%, 14% and 13% of net sales, respectively. In the six months ended June 29, 2008, three customers accounted for 19%, 12% and 11% of net sales, respectively. In the six months ended July 1, 2007, two customers accounted for 17% and 13% of net sales, respectively. As of June 29, 2008, three customers accounted for 20%, 16% and 13% of net accounts receivable. As of December 31, 2007, three customers accounted for 28%, 12% and 10% of net accounts receivable.

Geographical information relating to the Company's property and equipment, net, as of June 29, 2008 and December 31, 2007 is as follows:

	June 29, 2008		December 31, 2007
	(thousands)%		(thousands)%
United States	$ 18,706	58	$ 15,118	53
Germany	12,078	37	11,122	39
Canada	1,421	4	2,050	7
Others	295	1	310	1
	$ 32,500	100	$ 28,600	100

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

In May 2008, DNS paid the Company the last royalty payment under the license agreement of $6.4 million for royalties due through January 15, 2008. In June 2007, DNS paid the Company a royalty payment of $8.6 million for royalties through March 31, 2007. Royalty payments received by the Company are recorded as royalty revenue and recognized as net sales in the period they are reported to the Company by DNS, which is generally in the second quarter of each year.

As of June 29, 2008, DNS has made payments aggregating $95.1 million under the terms of the settlement and license agreements. The Company recognized $6.4 million and $8.6 million of royalty revenue for the three months and six months ended June 29, 2008 and July 1, 2007, respectively.

Note 11. Derivative Instruments and Hedging Activities

The Company has utilized foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company did not have any hedging activities for the three and six months ended June 29, 2008. The Company recorded a gain of $0.2 million, in other income (expense), net for the six months ended July 2, 2007. As of June 29, 2008, the Company had no outstanding forward foreign exchange contracts.

Note 12. Income Taxes

  The provision for income taxes for the six months ended June 29, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.5 million. The Company recorded no Federal or states tax provision for the first and second quarter of 2008. The provision for income taxes for the six months ended July 1, 2007 primarily consisted of a $3.8 million discrete charge recorded in the second quarter related to a ruling in the second quarter on the applicability of tax law in one of the Company's foreign locations, a $1.6 million provision for Federal and state income taxes and a $1.6 million provision for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

At December 31, 2007, the Company had $29.6 million of unrecognized tax benefits. Of this total, $11.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the six months ended June 29, 2008, there have been no material changes to the amount of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 29, 2008 is $5.3 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the six months ended June 29, 2008, recorded income tax expense included estimated interest of $0.3 million..

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	49,419	52,531	49,391	52,546
Diluted potential common shares from stock
options and restricted stock units	-	1,096	-	1,027
Weighted average shares outstanding - Diluted	49,419	53,627	49,391	53,573

There were no stock options or restricted stock units factored into the computation of diluted shares in 2008 since the Company has incurred a net loss in the six months ended June 29, 2008. Total stock options outstanding of 3.8 million for the three and six months ended July 1, 2007, were excluded from the computations in 2007, as their inclusion would be antidilutive.

Note 14. Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	June 29,	December 31,
	2008	2007
	(thousands)
Cumulative translation adjustments	$ 23,519	$ 18,825
Unrealized investment gain	101	207
	$ 23,620	$ 19,032

The following are the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands)		(thousands)
Net income (loss)	$ (6,754)	$ 11,547	$ (10,970)	$ 19,198
Cumulative translation adjustments	(338)	720	4,694	1,597
Unrealized investment gain (loss)	(169)	-	(106)	9
Comprehensive income (loss)	$ (7,261)	$ 12,267	$ (6,382)	$ 20,804

Note 15. Goodwill

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, given the competitive pressures and cyclicality of the semiconductor industry, could result in significant impairment charges, which could have a material adverse effect on the Company's business, financial condition and results of operations.

One potential indicator of goodwill impairment is whether the Company's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. During the second quarter of 2008, the lowest closing price for the Company's shares of common stock was $4.58, as reported by the Nasdaq Global Select Market, which corresponds to a market capitalization of $227 million. As of June 29, 2008, however, the Company's market capitalization had recovered to approximately $246 million, compared to the Company's June 29, 2008 net book value of $239 million. Based on the Company's review of the events that occurred during the second quarter of 2008, the Company has determined that there were no events or changes in circumstances which would have triggered an impairment review. Whether the Company's market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed.

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

Overview

Mattson Technology, Inc. ( the Company or Mattson) is a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs or chips). Mattson produces dry strip equipment, etch equipment and rapid thermal processing (RTP) equipment for the wafer chip fabrication industry. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the front-end-of-line and back-end-of-line fabrication of current and next- generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300-millimeter wafers, sub-65 nanometer design rules and the use of new materials, such as copper, low capacitance dielectrics and barrier metals.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	June 29, 2008		July 1, 2007		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 41,790	100.0	$ 86,544	100.0	$ (44,754)	(51.7)
Cost of sales	23,345	55.9	44,909	51.9	(21,564)	(48.0)
Gross profit	18,445	44.1	41,635	48.1	(23,190)	(55.7)
Operating expenses:
Research, development and engineering	9,215	22.0	8,893	10.3	322	3.6
Selling, general and administrative	15,592	37.3	17,090	19.8	(1,498)	(8.8)
Amortization of intangibles	128	0.3	128	0.1	-	n/m (1)
Restructuring charges	748	1.8	-	-	748	n/m (1)
Total operating expenses	25,683	61.4	26,111	30.2	(428)	(1.6)
Income (loss) from operations	(7,238)	(17.3)	15,524	17.9	(22,762)	n/m (1)
Interest income	837	2.0	1,775	2.0	(938)	(52.8)
Interest expense	(76)	(0.2)	-	-	(76)	n/m (1)
Other income (expense), net	145	0.3	248	0.3	(103)	(41.5)
Income (loss) before income taxes	(6,332)	(15.2)	17,547	20.2	(23,879)	n/m (1)
Provision for income taxes	422	1.0	6,000	6.9	(5,578)	(93.0)
Net income (loss)	$ (6,754)	(16.2)	$ 11,547	13.3	$ (18,301)	n/m (1)

	Six Months Ended
	June 29, 2008		July 1, 2007		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 90,445	100.0	$ 156,485	100.0	$ (66,040)	(42.2)
Cost of sales	51,166	56.6	83,622	53.4	(32,456)	(38.8)
Gross profit	39,279	43.4	72,863	46.6	(33,584)	(46.1)
Operating expenses:
Research, development and engineering	17,061	18.8	18,004	11.5	(943)	(5.2)
Selling, general and administrative	32,367	35.8	33,069	21.1	(702)	(2.1)
Amortization of intangibles	256	0.3	255	0.2	1	0.4
Restructuring charges	748	0.8	-	-	748	n/m (1)
Total operating expenses	50,432	55.7	51,328	32.8	(896)	(1.7)
Income (loss) from operations	(11,153)	(12.3)	21,535	13.8	(32,688)	n/m (1)
Interest income	2,062	2.3	3,370	2.1	(1,308)	(38.8)
Interest expense	(76)	(0.1)	(44)	-	(32)	72.7
Other income (expense), net	(1,247)	(1.4)	1,299	0.8	(2,546)	n/m (1)
Income (loss) before income taxes	(10,414)	(11.5)	26,160	16.7	(36,574)	n/m (1)
Provision for income taxes	556	0.6	6,962	4.4	(6,406)	(92.0)
Net income (loss)	$ (10,970)	(12.1)	$ 19,198	12.3	$ (30,168)	n/m (1)

____________

(1) Not meaningful

Net Sales and Deferred Revenue

Net Sales of $41.8 million for the three months ended June 29, 2008 (second quarter of 2008) were down $44.8 million, or 52%, from the same period in 2007. We received the final royalty payment related to our settlement of the patent infringement lawsuit with Dainippon Screen Manufacturing Co., Ltd. ("DNS"). Net Sales for the second quarter included DNS royalties of $6.4 million, compared to $8.6 million in the same period of 2007. Net sales for the second quarter of 2008 excluding DNS royalties decreased by $42.5 million from the same period of 2007, primarily due to a $40.7 million decline in systems sales and a $1.8 million decline in spares sales. The shortfall in revenue for the three months ended June 29, 2008 was due to the continuing weakness in the memory market, which caused delays of systems shipments to certain customers' fabrication plants. In addition, lower production levels at customers' fabrication plants have also caused spares and service sales to be less than had been anticipated. International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 93% of net sales in the second quarter of 2008, compared to 95% for the second quarter of 2007. We anticipate that international sales will continue to account for a significant portion of our net sales.

Net Sales of $90.4 million for the six months ended June 29, 2008, were down $66 million or 42% from the same period in 2007. Net Sales included DNS royalties of $6.4 million, compared to $8.6 million received for the same period in 2007. Systems sales were down $65.0 million during the same period. International sales predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 91% of net sales in the six months ended June 29, 2008, compared to 94% for the same period in 2007.

Deferred revenue at June 29, 2008 increased to $12.2 million from $7.2 million at December 31, 2007, primarily due to a $6.4 million net increase in deferred revenue for system shipments which were fully deferred in accordance with our revenue recognition policy and a $1.4 million net decrease in deferred revenue for the recognition of a portion of system shipments in accordance with our policy.

Gross Profit and Gross Profit Margin

In the second quarter of 2008, gross profit of $18.4 million, decreased by $23.2 million when compared to the second quarter of 2007. The main reasons for the decline were $20.3 million of lower systems revenue, $2.2 million of lower DNS royalty revenue, $1.2 million of lower spares revenue, $0.7 million due to unabsorbed manufacturing costs and $0.6 million due to higher direct manufacturing costs. These unfavorable impacts were partially offset by $1.0 million in higher net deferral revenue and $0.7 million in favorable installation spending as a result of lower system shipments. The decline in revenue, due to the continuing weakness in the memory market resulted in lower systems margins, and the under absorption in manufacturing costs. Higher direct manufacturing costs were the result of recording of additional inventory reserves when compared to the second quarter of 2007.

Gross profit margin in the second quarter of 2008 decreased by 4 percentage points compared to the second quarter of 2007. Excluding DNS Royalties, gross profit margin decreased by 8.3 percentage points, primarily due to lower gross profit margin of 3.0 percentage points from system and spares sales, 0.9 percentage points from manufacturing under absorption and 0.8 percentage points from manufacturing direct costs. These unfavorable margin impacts were partially offset by 1.3 percentage points from the net deferral of systems revenue and 0.9 percentage points from favorable installation spending.

Gross profit of $39.3 million in the six months ended June 29, 2008 decreased by $33.6 million compared to the same period in 2007, primarily due to $31.0 million on systems sales, $2.1 million on higher manufacturing direct costs, $1.4 million on higher manufacturing under absorption, $2.2 million on lower DNS royalty revenue, and $1.5 million on the net deferral of systems revenue in accordance with our revenue recognition policy. These unfavorable impacts were offset by $1.9 million higher margins on favorable warranty reserve releases, $1.6 million on spares sales and $0.7 million in favorable installation spending as a result of lower system shipments. As stated above, the weakness in the memory market resulted in lower systems margins and the under absorption of manufacturing costs. The higher direct manufacturing cost was primarily due to the recording of additional inventory reserves when compared to the same period in 2007.

Gross profit margin in the six months ended June 29, 2008 decreased by 3.2 percentage points compared to the same period of 2007. Excluding DNS Royalties, gross profit margin decreased by 4.3 percentage points, primarily due to lower gross profit margin of 2.7 percentage points from manufacturing direct costs mainly from additional inventory reserves, 2.3 percentage points from manufacturing under absorption, and 0.5 percentage points from the net deferral of systems revenue. These unfavorable impacts were partially offset by 1.6 percentage points from favorable warranty reserve releases primarily as a result of lower trends in labor and material spending as the installed base increases for our core products.

The wafer fabrication industry is currently experiencing lower revenues especially in the memory segment which historically represents our largest segment. The weakness in the market has also been exacerbated by the weak macro economic conditions.

Due to intense competition, we continue to face pricing pressure that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material and other costs, overhead absorption levels and our revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses increased by $0.3 million for the second quarter of 2008 compared to the same period of 2007, primarily due to $1.0 million higher depreciation on new lab tools, $0.2 million higher salary expenses due to additional headcount and $0.2 million in one-time property tax benefits in the second quarter of 2007 offset by a favorable impact of $1.3 million from lower material expenses as some products have been beta released and moved into later stages of product development.

RD&E expenses decreased by $0.9 million for the six months ended June 29, 2008 compared to the same period of 2007, primarily due to lower material expenses of $2.1 million as some of our new products transitioned into later stages of product development, partially offset by higher depreciation on new lab tools of $0.8 million, higher salary expense of $0.1 million due to additional headcount, and other one-time benefits in the prior period.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the second quarter of 2008 decreased by $1.5 million when compared to the same period in 2007, primarily due to $1.5 million of lower salary expenses, as a result of attrition, $0.6 million of reduced contract field engineer expense and consulting services, and $0.4 million of lower commissions to our sales representatives. These reductions were partially offset by bad debt reserve releases in the second quarter of 2007 of $1.1 million, and expenses related to a severance agreement with the previous chief financial officer of $0.2 million. As the wafer fabrication industry is in a severe downturn, the company is consciously reducing discretionary expenses in selected office support organizations while continuing to invest in new product research and development activities, and placing more evaluation tools in the field.

SG&A expenses for the six months ended June 29, 2008 decreased by $0.7 million when compared to the same period in 2007. SG&A expenses in the first quarter of 2007 included a $1.6 million benefit which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project. SG&A expenses other than this benefit decreased by $2.3 million for the six months ended June 29, 2008 compared to the same period of 2007, primarily as the result of a $1.7 million decrease in employee compensation related expenses and a $0.8 million decrease in outside services, partially offset by a $0.4 million increase related to stock-based compensation as determined in accordance with SFAS No. 123(R).

Restructuring Expenses

In response to the continuing downturn in the wafer fabrication industry, we announced a reduction in force in selected organizations on June 26, 2008. The purpose of this workforce reduction was to reduce the cost structure in selected areas while allowing the company to continue critical investments in new products and strategic initiatives. We eliminated approximately 25 positions, or about 5% of the global workforce. We recorded $0.7 million in severance expenses. We anticipate that we will disburse all of the severance payments to employees by the second quarter of 2009. The estimated annual savings from the restructuring efforts are expected to be $1.9 million, which will be re-invested in our new product development activities.

Interest and Other Income (Expense), Net

Interest income decreased by $0.9 million in the second quarter of 2008 compared with the same period of 2007, primarily due to lower average interest rates earned in 2008. Other expense, net for the second quarter of 2008 included realized foreign currency exchange gains of $0.2 million, offset by other miscellaneous expense of $0.1 million. Other income, net for the second quarter of 2007 included realized foreign currency exchange gains of $0.4 million primarily from the settlement of a foreign exchange contract, partially offset by miscellaneous other expenses of $0.2 million.

Interest income decreased by $1.3 million for the six months ended June 29, 2008 compared with the same period of 2007, primarily due to the lowering of the interest rates by the Federal Reserve. Other expense, net for the six months ended June 29, 2008, included realized foreign currency exchange losses of $0.9 million primarily due to the weakening dollar, and miscellaneous other expense of $0.3 million. Other income, net for the same period in 2007, included realized foreign currency exchange gains of $0.7 million, certain payments and legal settlements related to two previous lines of business of $1.0 million and miscellaneous other expenses of $0.4 million.

Provision for Income Taxes

The provision for income taxes for the six months ended June 29, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.5 million. We recorded no Federal or states tax provision for the first and second quarter of 2008 primarily due to projected losses incurred in the United States. jurisdiction. The provision for income taxes for the six months ended July 1, 2007 primarily consisted of a $3.8 million discrete charge recorded in the second quarter of 2007 related to a ruling in the second quarter on the applicability of tax law in one of our foreign locations, a $1.6 million provision for Federal and state income taxes and a $1.6 million provision for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at June 29, 2008 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $135.7 million at June 29, 2008, a decrease of $16.8 million from $152.5 million at December 31, 2007. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Cash Flows from Operating Activities

Net cash used in operations during the six months ended June 29, 2008 was $14.0 million, primarily due to an $11.0 million net loss, a $9.7 million increase in net inventories, a $4.2 million increase in inventories - delivered systems and a $6.8 million decrease in accrued liabilities and accounts payable, which were partially offset by a $4.7 million increase in deferred revenue, $3.8 million in depreciation, a $3.0 million decrease in prepaid expenses and other current assets, $2.4 million in stock compensation expenses and a $1.5 million decrease in accounts receivable net of advanced billings. The increase in inventory was mostly due to finished goods inventory for the tools pushed out of the quarter, evaluation inventory shipped to customers and increases in spares inventory for customer satisfaction purposes. Approximately 15% of our inventory balances relate to evaluation tools already placed in the field in customer fabrication plants. Another 13% of inventory balances relate to new products that are currently being built for shipment to the field. The increases in inventories - delivered systems and deferred revenue were due to an increase in systems shipped during the quarter where revenue was deferred in accordance with our revenue recognition policies. The decrease in prepaid expenses of $3.0 million was primarily due to decreases in our prepaid value added tax balances as we received tax refunds. The decrease in accrued liabilities was primarily due to a decrease in our value added tax liabilities of $2.4 million due to refunds received and decrease in warranty reserves of $3.0 million as a result of lower revenue volumes.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 29, 2008 of 2008 was $11.2 million, due to purchases of $21.7 million of available-for-sale investments and capital spending of $4.6 million, partially offset by proceeds of $14.5 million from sales and maturities of available-for-sale investments.

Net cash provided by investing activities during the six months ended July 1, 2007 was $9.4 million, due to proceeds of $36.1 million from sales and maturities of available-for-sale investments and proceeds of $0.5 million from sales of property and equipment, partially offset by purchases of available-for-sale investments of $24.0 million and capital spending of $3.2 million on lab tools for our new products.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 29, 2008 was $2.2 million, attributable to purchases of treasury stock of $2.6 million as part of our common stock repurchase program, which was partially offset by net proceeds of $0.4 million from stock plans.

Net cash used in financing activities during the six months ended July 1, 2007 was $8.6 million, attributable to purchases of treasury stock of $10.0 million, which was partially offset by net proceeds of $1.4 million from stock plans.

During the six months ended June 29, 2008, the net effect of the exchange rate on cash and cash equivalents, primarily on cash balances maintained in Euro was $3.3 million.

Off-Balance-Sheet Arrangements

As of June 29, 2008, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 29, 2008, as compared to the recent accounting pronouncements described in our 2007 Form 10-K, that are of significance, or potential significance, to us.

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

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 3 to the accompanying condensed consolidated financial statements for further details on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other Generally Accepted Accounting Principles (GAAP). FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending has been transacted in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, or hedge for these interest rate exposures. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. By policy, we limit our exposure related to longer-term investments.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $83.1 million in cash equivalents and $34.3 million in short-term marketable securities as of June 29, 2008. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, an immediate sharp decline in interest rates could seriously harm interest earnings of our investment portfolio. For example, due to the sharp reduction in average interest rates in the United States in the first six months of 2008 compared to the same period of 2007, our average yield on our investment portfolio declined by approximately 1.5% in the first six months of 2008, which primarily caused a $1.3 million reduction in interest income.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could materially adversely affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. The U.S. dollar when compared to other currencies primarily the Euro has strengthened in the second quarter of 2008, resulting in realized foreign currency exchange gains of $0.2 million, when compared to gains of $0.4 million for the same period in 2007. Other expense, net for the six months ended June 29, 2008 included realized foreign currency exchange losses of $0.9 million, which was primarily due to the effect of a weaker U.S. dollar on transactions with our foreign operations, compared to realized foreign currency exchange gains of $0.7 million for same period of 2007.

Cumulative translation adjustments included in comprehensive income for the six months ended June 29, 2008 were $4.7 million primarily due to the weakening of the U.S. dollar in the first quarter of 2008, which favorably impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to $23.5 million at June 29, 2008, compared to $18.8 million at December 31, 2007.

We did not have any hedging activities for the six months ended June 29, 2008. During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. There were no forward foreign exchange contracts outstanding as of June 29, 2008.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2008. In addition to the risk factors described in the 10-K, the following risk factor applies.

We May Record Impairment Charges Which Would Adversely Impact Our Results of Operations

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. During the year ended December 31, 2006, we recorded an impairment charge of $2.6 million to write down the remaining net book value of the Radiant technology acquired from Vortek Industries Ltd. in October of 2004.

One potential indicator of goodwill impairment is whether the Company's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. As of July 29, 2008, the Company's market capitalization was approximately $228 million, which was below the Company's June 29, 2008 net book value of $239 million. Whether the Company's market capitalization triggers an impairment charge will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed.

In the event that we determine in a future period that an impairment exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. The size and timing of future repurchases will depend on the Company's share price. As of June 29, 2008, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20.

For the three months ended June 29, 2008, there were no repurchases of the Company's shares of common stock but the Company has the authorization to repurchase up to an additional $15 million of the Company's shares of common stock under the Repurchase Plan.

Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Stockholders was held on June 3, 2008. Out of 49,351,385 shares of Common Stock (as of the record date of April 9, 2008) entitled to vote at the meeting, 45,233,868 shares were present in person or by proxy.

At the meeting, our stockholders elected Dr. Hans-Georg Betz, David L. Dutton and Kenneth G. Smith as Class II directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

Nominee	For	Withheld

Dr. Hans-Georg Betz	44,866,395	367,473
David L. Dutton	44,049,067	1,184,801
Kenneth G. Smith	44,049,066	1,184,802

At the meeting, our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the year ending December 31, 2008. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote

45,196,692	32,455	4,721	-

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
4.7	Amendment No. 2 to Rights Agreement between the Company and Mellon Investor Services, LLC, as rights agent. PDF
10.1	Form of performance-based Restricted Stock Units Agreement between Mattson Technology, Inc. and certain employees. PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

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

Dated: August 1, 2008

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2008

By: /s/ ANDY MORING Andy Moring Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)