Form 10-Q
period 2008-09-28
MATTSON TECHNOLOGY INC
filed 2008-10-31
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 24, 2008: 49,525,532

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	September 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 89,513	$ 125,533
Short-term investments	28,172	27,034
Accounts receivable, net of allowance for doubtful accounts of	28,339	36,011
$1,354 on September 28, 2008 and $1,463 on December 31, 2007
Advance billings	3,129	2,576
Inventories	56,262	51,073
Inventories - delivered systems	956	—
Prepaid expenses and other current assets	6,396	10,996
Total current assets	212,767	253,223
Property and equipment, net	31,416	28,600
Goodwill	18,076	18,076
Intangibles, net	6,696	7,080
Other assets	10,669	10,791
Total assets	$ 279,624	$ 317,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 12,079	$ 18,097
Accrued liabilities	24,439	26,900
Deferred revenue	5,448	7,207
Total current liabilities	41,966	52,204
Income taxes payable, noncurrent	14,242	14,147
Other liabilities	5,713	6,136
Total liabilities	61,921	72,487

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares;
53,706 shares issued and 49,525 shares outstanding in 2008;
53,517 shares issued and 49,665 shares outstanding in 2007	54	54
Additional paid-in capital	627,436	623,527
Accumulated other comprehensive income	21,862	19,032
Treasury stock, 4,181 shares in 2008 and 3,852 shares in 2007, at cost	(37,986)	(35,374)
Accumulated deficit	(393,663)	(361,956)
Total stockholders' equity	217,703	245,283
Total liabilities and stockholders' equity	$ 279,624	$ 317,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net sales	$ 30,041	$ 58,480	$ 120,486	$ 214,965
Cost of sales	22,371	32,800	73,537	116,422
Gross profit	7,670	25,680	46,949	98,543

Operating expenses:
Research, development and engineering	10,397	8,099	27,458	26,103
Selling, general and administrative	16,448	15,924	48,815	48,993
Amortization of intangibles	128	128	384	383
Restructuring charges	1,867	-	2,615	-
Total operating expenses	28,840	24,151	79,272	75,479

Income (loss) from operations	(21,170)	1,529	(32,323)	23,064

Interest income	739	1,984	2,801	5,354
Interest expense	(37)	(30)	(113)	(74)
Other income (expense), net	(139)	(285)	(1,386)	1,014
Income (loss) before income taxes	(20,607)	3,198	(31,021)	29,358

Provision for (benefit from) income taxes	130	(374)	686	6,588

Net income (loss)	$ (20,737)	$ 3,572	$ (31,707)	$ 22,770

Net income (loss) per share:
Basic	$ (0.42)	$ 0.07	$ (0.64)	$ 0.44
Diluted	$ (0.42)	$ 0.07	$ (0.64)	$ 0.43

Shares used in computing net income (loss) per share:
Basic	49,481	51,397	49,421	52,163
Diluted	49,481	52,430	49,421	53,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Nine Months Ended
	September 28,	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (31,707)	$ 22,770
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	103	(1,384)
Amortization of intangibles	384	383
Depreciation	6,352	4,743
Inventory valuation charge	2,745	378
Stock-based compensation	3,414	2,949
Other non-cash items	51	195
Changes in assets and liabilities:
Accounts receivable	7,714	12,691
Advance billings	(553)	6,532
Inventories	(10,671)	2,843
Inventories - delivered systems	(956)	1,879
Prepaid expenses and other current assets	4,495	623
Other assets	(155)	(263)
Accounts payable	(6,262)	(530)
Accrued liabilities	(2,236)	(6,627)
Deferred revenue	(2,134)	(4,924)
Income taxes payable, noncurrent and other liabilities	(42)	4,799
Net cash provided by (used in) operating activities	(29,458)	47,057

Cash flows from investing activities:
Purchases of available-for-sale investments	(27,651)	(35,910)
Sales and maturities of available-for-sale investments	26,450	42,638
Purchases of property and equipment	(7,074)	(6,483)
Sales of property and equipment	976	474
Net cash provided by (used in) investing activities	(7,299)	719

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	376	2,415
Purchases of treasury stock	(2,613)	(20,000)
Net cash used in financing activities	(2,237)	(17,585)

Effect of exchange rate changes on cash and cash equivalents	2,974	3,268
Net increase (decrease) in cash and cash equivalents	(36,020)	33,459
Cash and cash equivalents, beginning of period	125,533	91,416
Cash and cash equivalents, end of period	$ 89,513	$ 124,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008 (unaudited)

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

The Company's current year will end December 31, 2008 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended on September 28, 2008. The results of operations for the three and nine months ended September 28, 2008 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2008.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to Mattson.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non- financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142- 3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

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

Note 2. Balance Sheet Details

	September 28,	December 31,
	2008	2007
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 22,630	$ 40,685
Money market funds	48,919	55,939
Commercial paper	17,964	28,909
	$ 89,513	$ 125,533

Short-term investments:
United States agency securities	$ 3,544	$ 4,451
United States corporate bonds	24,628	22,583
	$ 28,172	$ 27,034

All short-term investments are marked to market with unrealized gains (losses) recorded under other comprehensive income. See Note 14. The maturities of short-term investments as of September 28, 2008 and December 31, 2007 are shown below:

	September 28,	December 31,
	2008	2007
	(thousands)

Due within one year	$ 26,632	$ 14,419
Due in one to two years	1,540	12,615
	$ 28,172	$ 27,034

	September 28,	December 31,
	2008	2007
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 31,288	$ 27,727
Work-in-process	10,680	10,934
Finished goods	14,294	12,412
	$ 56,262	$ 51,073

As of September 28, 2008 and December 31, 2007, the reserve for excess and obsolete inventories was $8.6 million and $7.3 million, respectively. The inventory reserves represented 13% of the gross inventory balances as of September 28, 2008 and December 31, 2007 respectively. During the three months ended September 28, 2008, the Company increased the inventory reserves for excess and obsolete inventory by $1.3 million, per the inventory valuation policy.

The Company's policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. Although the Company attempts to forecast future inventory demand, given the competitive pressures and cyclical nature of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company's inventories and reported operating results.

Excess and obsolete reserve adjustments inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating excess and obsolete inventory reserves are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in the Company's excess and obsolete inventory reserve requirements.

	September 28,	December 31,
	2008	2007
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 55,723	$ 52,328
Furniture and fixtures	11,918	11,842
Leasehold improvements	18,422	14,757
	86,063	78,927
Less: accumulated depreciation	(54,647)	(50,327)
	$ 31,416	$ 28,600

Accrued liabilities:
Warranty	$ 5,419	$ 9,174
Accrued compensation and benefits	9,155	8,193
Other	9,865	9,533
	$ 24,439	$ 26,900

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 28, 2008:

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 48,919		$ 48,919
Commercial paper		17,964	17,964
Short-term investments:
United States agency securities	3,544		3,544
United States corporate bonds		24,628	24,628
Other assets:
Equity instruments offsetting
deferred compensation liability	960		960
Total assets measured at fair value	$ 53,423	$ 42,592	$ 96,015

(1) Excludes Cash in bank of $ 22.6 million, at September 28, 2008.

Note 4. Restructuring Charges

On September 10, 2008, the Company announced a Cost Alignment Plan (the "Plan") to reduce headcount and optimize facilities worldwide. As a result of the Plan, the Company reduced its headcount by 63 positions, or about 11 percent of the Company's global workforce. The Company expects to record restructuring-related charges in the range of $4.6 million to $5.1 million in connection with the Plan. These pre-tax charges will be comprised of approximately $2.6 million for employee severance pay expenses and a range of $2.0 million to $2.5 million for lease termination and relocation costs. All of these costs will represent cash expenditures. During the three months ended September 28, 2008, the Company recorded $1.9 million as severance expenses in connection with the Cost Alignment Plan. It is expected that the headcount reduction and other cost alignment activities will be completed by the end of the second quarter of 2009.

During the nine months ended September 28, 2008, the Company recorded $2.6 million as restructuring charges representing severance expenses. Restructuring charges represent costs related to the Plan announced on September 10, 2008 and the 5% headcount restructuring activity (the "Second Quarter Restructuring Activity") that was announced on June 26, 2008. During the second quarter restructuring activity, the Company eliminated approximately 25 positions, or about 5% of its global workforce. During the three and nine months ended September 28, 2008, $0.7 million had been paid against this accrued restructuring reserve and there were adjustments of $0.1 million that decreased the reserve. The Company anticipates that all payments charged to this reserve will be completed by the second quarter of 2009.

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2008	2008
	(thousands)	(thousands)
Balance at beginning of period	$ 702	$ -
Restructuring and other charges	1,894	2,596
Severance payments	(704)	(704)
Reserve adjustments	(58)	(58)
Balance at end of period	$ 1,834	$ 1,834

Note 5.  Guarantees

The warranty offered by the Company on its system sales is generally 12 months, except where previous customer agreements stated otherwise, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts, generally at a customer's site, during the warranty period at no cost to the customer. The actual system performance and/or field warranty expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly.

The following table summarizes changes in the product warranty accrual for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)		(thousands)
Balance at beginning of period	$ 6,162	$ 13,550	$ 9,174	$ 15,113
Accrual for warranties issued during the period	674	1,433	2,902	5,063
Changes in liability related to pre-existing warranties	1,062	(1,595)	601	(218)
Settlements made during the period	(2,479)	(2,473)	(7,258)	(9,043)
Balance at end of period	$ 5,419	$ 10,915	$ 5,419	$ 10,915

During the ordinary course of business, the Company's bank provides standby letters of credit or other performance guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of September 28, 2008. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Note 6. Commitments and Contingencies

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5%. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13, Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company was leasing two buildings previously used to house its manufacturing and administrative functions related to wet surface preparation products in Exton, Pennsylvania. The Company ended the lease for the manufacturing building as of June 5, 2008. The Company received approximately $0.2 million, net of legal fees, as part of the lease termination agreement. The lease for the administrative building will expire March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make payments related to the administrative building lease over the next eleven years, less any sublet amounts. The lease agreement for the administrative building allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. In determining the facilities lease loss, various other assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $9.6 million were assumed in determining the facilities lease loss on the administrative building, offset by the expected sub lease income. As of September 28, 2008 and December 31, 2007, the Company had an accrual balance of $0.8 million and $1.0 million, respectively, related to these leases. Adjustments to the accrual for the administrative building lease will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd. (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc or "MTC") agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4% of future revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $13.8 million at September 28, 2008), and (b) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009. If the Company, or MTC, does not satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD 14,269,290 less any royalties paid by MTC or the Company to the Minister.

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

Note 7. Common Stock Repurchase Program

In March 2007, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's shares of common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors authorized the repurchase of up to an additional $30 million of the Company's shares of common stock. As of September 28, 2008, a total of 3.8 million shares had been repurchased under this program at a weighted-average purchase price of $9.20. For the three months ended September 28, 2008, there were no repurchases of the Company's shares of common stock. During the nine months ended September 28, 2008 a total of 329,000 shares were repurchased, at a weighted average price of $7.95. As of September 28, 2008, the Company had $15.0 million available for future repurchases of the Company's common stock under these authorizations.

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

The effects of recording stock-based compensation for the three and nine months ended September 28, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)		(thousands)

Stock-based compensation by type of award:
Stock options	$ 802	$ 824	$ 2,737	$ 2,459
Restricted stock units	224	139	619	452
Employee stock purchase plan	17	14	58	38
Total stock-based compensation	1,043	977	3,414	2,949
Tax effect on stock-based compensation	—	—	—	—
Effect on net income (loss)	$ 1,043	$ 977	$ 3,414	$ 2,949

Stock-based compensation by category of expense:
Cost of sales	$ 36	$ 35	$ 92	$ 100
Research, development and engineering	145	126	383	361
Selling, general and administrative	862	816	2,939	2,488
Effect on net income (loss)	$ 1,043	$ 977	$ 3,414	$ 2,949

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at September 28, 2008 and December 31, 2007 as such amounts were inconsequential. Compensation expense for the nine months ended September 28, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006. Since the error is not material to prior periods and is not considered material to the current period, an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the first quarter of 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Expected stock price volatility	53%	67%	55%	74%
Risk-free interest rate	3.1%	4.5%	2.9%	4.7%
Expected life of options	5 years	5 years	5 years	5 years

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

Stock Options

As of September 28, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $5.7 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.75 years. As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $7.4 million after estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. In the three months ended September 28, 2008 and September 30, 2007, the Company's Board of Directors approved the grant of approximately 260,000 and 57,000 stock options, respectively, with an estimated total grant-date fair value of $0.5 million and $0.3 million, respectively, after estimated forfeitures. In the nine months ended September 28, 2008 and September 30, 2007, the Company's Board of Directors approved the grant of approximately 1,007,000 and 846,000 stock options, respectively, with an estimated total grant-date fair value of $2.4 million and $4.3 million, respectively, after estimated forfeitures.

Restricted Stock Units

As of September 28, 2008, the unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting was $2.2 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.72 years. As of December 31, 2007, the Company had an unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting of $1.5 million after estimated forfeitures. During the three months ended September 28, 2008 and September 30, 2007, the Company's Board of Directors approved the grant of approximately 96,000 and 2,000 restricted stock units with time-based vesting, respectively, with an estimated total grant-date fair value of $0.4 million and $21,000 respectively, after estimated forfeitures. During the nine months ended September 28, 2008 and September 30, 2007, the Company's Board of Directors approved the grant of approximately 232,000 and 96,000 restricted stock units with time-based vesting, respectively, with an estimated total grant-date fair value of $1.1 million and $0.8 million, respectively, after estimated forfeitures. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Performance-Based Restricted Stock Units

During the nine months ended September 28, 2008, the Company's Board of Directors approved the grant of 683,000 performance-based restricted stock units to certain executives, officers and senior-level management. During the nine months ended September 28, 2008, 150,000 of these restricted stock units were cancelled, leaving 533,000 units outstanding at September 28, 2008. These restricted stock units vest in four equal tranches upon the achievement of four sequentially increasing revenue performance targets. Vesting is also contingent upon certain operating profit margin and stock price thresholds being met. If any of the conditions have not been met by the close of the Company's 2011 fiscal year, then the corresponding units will be forfeited. In accordance with SFAS No. 123R, the stock price threshold condition was incorporated into the measurement of fair value on the grant date.

As of September 28, 2008, the Company has determined that the first two revenue targets and the operating profit margin target are probable of being achieved, while the final two revenue targets are not probable of being achieved because they require significant growth in revenue and market share. Accordingly, the Company is recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. For the final two tranches, if and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made in accordance with SFAS No. 123R.

The fair value of the 683,000 performance-based restricted stock units with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of the Company's common stock of 50 percent; dividend yield of 0 percent, and risk-free interest rate of 2.3 percent. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of the Company's common stock.

The following table summarizes the combined activity under all of the Company's equity incentive plans for the indicated periods, including 10,000 shares outstanding under the Company's CFM Technologies, Inc. plans as of September 28, 2008:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2007	3,288	6,118	$ 9.39	172	$ 10.69
Stock options:
Granted	(1,007)	1,007	5.49	-	-
Exercised	-	(65)	2.80	-	-
Cancelled or forfeited	627	(627)	8.91	-	-
Restricted stock units:
Granted	(1,600)	-	-	915	2.62	(1)
Released	35	-	-	(56)	9.65
Cancelled or forfeited	366	-	-	(209)	4.37	(1)
Balances at September 28, 2008	1,709	6,433	$ 8.89	821	$ 3.56

____________

(1)

The weighted-average grant date fair value for restricted stock units granted in the nine months ended September 28, 2008 excludes 342,000 shares with a weighted average grant date fair value of $3.26 related to the final two tranches of performance-based restricted stock units, as the Company's management has determined that achievement of the performance conditions related to these two tranches is not deemed probable as of September 28, 2008. The weighted-average grant date fair value for restricted stock units canceled in the nine months ended September 28, 2008 excludes 75,000 shares with a weighted average grant date fair value of $3.32 which also related to the final two tranches of performance-based restricted stock units.

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

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows (in thousands, except weighted-average values):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Stock options:	(thousands, except weighted-average fair values)
Weighted-average grant date fair value	$ 2.28	$ 6.09	$ 2.73	$ 5.75
Intrinsic value of options exercised	$ 107	$ 1,307	$ 165	$ 2,317
Cash received from options exercised	$ 125	$ 1,007	$ 181	$ 2,233
Restricted stock units with time based vesting:
Weighted-average grant date fair value	$ 5.18	$ 9.93	$ 5.53	$ 9.10

Supplemental disclosure information about the Company's stock options outstanding as of September 28, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at September 28, 2008	4,650	$ 9.44	3.7	$ 1,170
Options expected to vest at September 28, 2008	1,783	$ 7.46	5.9	$ 119
Options outstanding at September 28, 2008	6,433	$ 8.89	4.3	$ 1,289

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.99 as of September 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock subject to in-the-money options which were exercisable as of September 28, 2008 was 0.5 million. The Company settles employee stock option exercises with newly issued common shares.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 2,484	8	$ 4,567	8	$ 11,022	9	$ 14,281	7
Taiwan	2,791	9	14,975	26	31,008	26	56,227	26
Korea	7,161	24	6,284	11	18,061	15	43,391	20
Japan	6,254	21	7,746	13	30,211	26	41,880	19
Other Asia	8,313	28	12,394	21	21,220	17	29,263	14
Europe and others	3,038	10	12,514	21	8,964	7	29,923	14
	$ 30,041	100	$ 58,480	100	$ 120,486	100	$ 214,965	100

In the three months ended September 28, 2008, three customers accounted for 20%, 18% and 13% of net sales, respectively. In the three months ended September 30, 2007, four customers accounted for 18%, 14%, 12% and 11% of net sales, respectively. In the nine months ended September 28, 2008, two customers accounted for 19% and 10% of net sales, respectively. In the nine months ended September 30, 2007, four customers accounted for 18%, 11%, 11% and 10% of net sales, respectively. As of September 28, 2008, three customers accounted for 17%, 16% and 12% of net accounts receivable. As of December 31, 2007, three customers accounted for 28%, 12% and 10% of net accounts receivable.

Geographical information relating to the Company's property and equipment, net, as of September 28, 2008 and December 31, 2007 is as follows:

	September 28, 2008		December 31, 2007
	(thousands)%		(thousands)%
United States	$ 18,967	60	$ 15,118	53
Germany	10,978	35	11,122	39
Canada	1,118	4	2,050	7
Others	353	1	310	1
	$ 31,416	100	$ 28,600	100

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

As of September 28, 2008, DNS has made payments aggregating $95.1 million under the terms of the settlement and license agreements. The Company recognized $6.4 million and $8.6 million of royalty revenue for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Note 11. Derivative Instruments and Hedging Activities

The Company has utilized foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. The Company does not use derivative financial instruments for speculative or trading purposes. With respect to forward foreign currency exchange contracts, the Company did not have any hedging activities for the three and nine months ended September 28, 2008. The Company recorded a gain of $0.2 million in other income (expense), net for the nine months ended September 30, 2007. As of September 28, 2008, the Company had no outstanding forward foreign exchange contracts.

Note 12. Income Taxes

  The provision for income taxes for the nine months ended September 28, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by discrete items resulting in a foreign tax benefit of $0.4 million. The Company recorded no Federal or states tax provision for the nine months ended September 28, 2008. The provision for income taxes in the nine months ended September 30, 2007 included a normalized provision of $3.4 million for Federal and state income taxes and a $0.9 million provision for foreign taxes. During the nine months ended September 30, 2007, the Company recorded $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of its foreign locations. The Company reduced its current tax liability by $1.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the nine months ended September 30, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition.

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. During the three months ended September 28, 2008 the Company recorded a tax provision of $0.1 million, compared to a net tax benefit of $0.4 million during the three months ended September 30, 2007.

At December 31, 2007, the Company had $29.6 million of unrecognized tax benefits. Of this total, $11.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the nine months ended September 28, 2008, there have been no material changes to the amount of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 28, 2008 is $2.1 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the nine months ended September 28, 2008, recorded income tax expense included estimated interest of $0.3 million.

The Company and its subsidiaries are subject to United States Federal income tax as well as income taxes in Germany and various other foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2002. The Company's German income tax returns are currently under examination for the tax years 2001 to 2004. The final outcome of this examination is not yet known. Management does not anticipate any adjustments, which would result in material changes to the Company's financial position, results of operations, or cash flows.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	49,481	51,397	49,421	52,163
Diluted potential common shares from stock
options and restricted stock units	-	1,033	-	1,031
Weighted average shares outstanding - Diluted	49,481	52,430	49,421	53,194

There were no stock options or unvested restricted stock units factored into the computation of diluted shares in 2008 since the Company has incurred a net loss in the three and nine months ended September 28, 2008. Total stock options outstanding of 3.7 million for the three and nine months ended September 30, 2007, were excluded from the computations in 2007, as their inclusion would be antidilutive.

Note 14. Other Comprehensive Income (Loss)

The balance of accumulated comprehensive income (loss) is as follows:

	September 28,	December 31,
	2008	2007
	(thousands)
Cumulative translation adjustments	$ 21,987	$ 18,825
Unrealized investment gain (loss)	(125)	207
	$ 21,862	$ 19,032

The following are the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)		(thousands)
Net income (loss)	$ (20,737)	$ 3,572	$ (31,707)	$ 22,770
Cumulative translation adjustments	(1,531)	2,564	3,162	4,161
Unrealized investment gain (loss)	(226)	112	(332)	121
Comprehensive income (loss)	$ (22,494)	$ 6,248	$ (28,877)	$ 27,052

Note 15. Goodwill and Intangible Assets

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, given the competitive pressures and cyclical nature of the semiconductor industry, could result in significant impairment charges, which could have a material adverse effect on the Company's business, financial condition and results of operations.

One indicator of potential goodwill impairment is whether the Company's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. During the third quarter of 2008, the lowest closing price for the Company's shares of common stock was $4.22, as reported by the Nasdaq Global Select Market, which corresponds to a market capitalization of $209 million. The average closing price for the three months ended September 28, 2008 was $4.96, which corresponds to a market capitalization of $246 million, compared to the Company's net book value of $218 million on September 28, 2008. Based on the Company's review of the events that occurred during the third quarter of 2008, the Company has determined that there were no events or changes in circumstances that would have triggered an impairment review. The Company will conduct an annual review of goodwill, in accordance with FAS 142, Goodwill and Other Intangibles in the fourth quarter of 2008. Whether the Company's market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment and estimates regarding future cash flows and forecasts. The Company's cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge in the future.

The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and lifecycle of products and technology acquired. If the actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value.

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

Overview

Mattson Technology, Inc. (the Company or Mattson) is a leading supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs or chips). Mattson produces dry strip equipment, etch equipment and rapid thermal processing (RTP) equipment for the wafer chip fabrication industry. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the front-end-of-line and back-end-of-line fabrication of current and next-generation ICs. Our tools, technologies and expertise are enablers in the semiconductor industry's transition to larger 300-millimeter wafers, sub-65 nanometer design rules and the use of new materials, such as copper, low capacitance dielectrics and barrier metals.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 28, 2008		September 30, 2007		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 30,041	100.0	$ 58,480	100.0	$ (28,439)	(48.6)
Cost of sales	22,371	74.5	32,800	56.1	(10,429)	(31.8)
Gross profit	7,670	25.5	25,680	43.9	(18,010)	(70.1)
Operating expenses:
Research, development and engineering	10,397	34.6	8,099	13.8	2,298	28.4
Selling, general and administrative	16,448	54.8	15,924	27.2	524	3.3
Amortization of intangibles	128	0.4	128	0.2	-	n/m (1)
Restructuring charges	1,867	6.2	-	-	1,867	n/m (1)
Total operating expenses	28,840	96.0	24,151	41.3	4,689	19.4
Income (loss) from operations	(21,170)	(70.5)	1,529	2.6	(22,699)	n/m (1)
Interest income	739	2.5	1,984	3.4	(1,245)	(62.8)
Interest expense	(37)	(0.1)	(30)	(0.1)	(7)	23.3
Other income (expense), net	(139)	(0.5)	(285)	(0.5)	146	(51.2)
Income (loss) before income taxes	(20,607)	(68.6)	3,198	5.5	(23,805)	n/m (1)
Provision for (benefit from) income taxes	130	0.4	(374)	(0.6)	504	n/m (1)
Net income (loss)	$ (20,737)	(69.0)	$ 3,572	6.1	$ (24,309)	n/m (1)

	Nine Months Ended
	September 28, 2008		September 30, 2007		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 120,486	100.0	$ 214,965	100.0	$ (94,479)	(44.0)
Cost of sales	73,537	61.0	116,422	54.2	(42,885)	(36.8)
Gross profit	46,949	39.0	98,543	45.8	(51,594)	(52.4)
Operating expenses:
Research, development and engineering	27,458	22.8	26,103	12.1	1,355	5.2
Selling, general and administrative	48,815	40.5	48,993	22.8	(178)	(0.4)
Amortization of intangibles	384	0.3	383	0.2	1	0.3
Restructuring charges	2,615	2.2	-	-	2,615	n/m (1)
Total operating expenses	79,272	65.8	75,479	35.1	3,793	5.0
Income (loss) from operations	(32,323)	(26.8)	23,064	10.7	(55,387)	n/m (1)
Interest income	2,801	2.3	5,354	2.5	(2,553)	(47.7)
Interest expense	(113)	(0.1)	(74)	-	(39)	52.7
Other income (expense), net	(1,386)	(1.2)	1,014	0.5	(2,400)	n/m (1)
Income (loss) before income taxes	(31,021)	(25.7)	29,358	13.7	(60,379)	n/m (1)
Provision for income taxes	686	0.6	6,588	3.1	(5,902)	(89.6)
Net income (loss)	$ (31,707)	(26.3)	$ 22,770	10.6	$ (54,477)	n/m (1)

______________________

(1)   Not meaningful

Net Sales and Deferred Revenue

Net Sales of $30.0 million for the three months ended September 28, 2008 (third quarter of 2008) were down $28.4 million, or 49%, from the same period in 2007. Net sales for the third quarter of 2008 decreased primarily due to a $24.7 million decline in systems sales, a $2.8 million decline in net deferral revenue and a $0.9 million decline in spares and service sales. The shortfall in systems revenue is primarily due to the weakness in the overall wafer fabrication equipment market exacerbated by the credit crisis in the global economy. Customers are delaying their capital investments due to the oversupply conditions compounded by uncertainties in the market. International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 92% of net sales in the third quarter of 2008, unchanged from the third quarter of 2007. We anticipate that international sales will continue to account for a significant portion of our net sales.

Net Sales of $120.5 million for the nine months ended September 28, 2008, were down $94.5 million or 44% from the same period in 2007. The decrease in net sales was primarily due to an $88.3 million decline in systems sales, a $4.3 million decline in net deferral revenue and a $2.2 million decline in DNS royalty revenue, partially offset by a $0.3 million increase in spares and service sales. During the beginning of the downturn the weakness was limited to the memory market, but recently, the weakness has extended to the foundry segment of the wafer fabrication equipment market. Approximately 65% of our systems revenue is from the memory market. No further royalty payments are expected from the patent infringement lawsuit settlement with Dainippon Steel (DNS). International sales, predominantly to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 91% of net sales in the nine months ended September 28, 2008, compared to 93% for the same period in 2007.

Deferred revenue at September 28, 2008 decreased to $5.4 million from $7.2 million at December 31, 2007, primarily due to a $2.2 million net decrease in deferred revenue for system shipments in accordance with our revenue recognition policy and a $0.4 million net increase in deferred revenue for service contracts.

Gross Profit and Gross Profit Margin

In the third quarter of 2008, gross profit of $7.7 million, decreased by $18.0 million when compared to the third quarter of 2007. The main reasons for the decline were $10.8 million of lower systems revenue, $2.8 million of lower net deferral revenue, $2.7 million of unfavorable manufacturing cost variances due to lower production levels, $2.0 million in additional warranty reserve adjustments and $0.4 million in lower spares revenue. These unfavorable impacts were partially offset by $0.7 million in favorable installation spending as a result of lower system shipments. The low systems revenue levels caused by the weak memory market increased under absorption in the factories. Low forecasted revenue volumes resulted in higher inventory reserves per our financial policies. The additional warranty reserves are reflective of higher warranty labor rates and represent higher field support spending against a diminishing warranty base.

Gross profit margin in the third quarter of 2008 decreased by 18.4 percentage points compared to the third quarter of 2007. 8.4 percentage points of this decrease was due to unfavorable manufacturing cost variances due to lower production levels, 5.2 percentage points was from higher warranty reserves and 4.8 percentage points was from the net deferral of revenue. Tool margins remained relatively flat in the quarter when compared to the same period in 2007.

Gross profit of $46.9 million in the nine months ended September 28, 2008 decreased by $51.6 million compared to the same period in 2007, due to $41.8 million on systems sales, $4.3 million on the net deferral of revenue in accordance with our revenue recognition policy, $4.0 million on unfavorable manufacturing cost variances due to lower production levels, $2.2 million from lower DNS royalty revenue and $2.1 million on higher manufacturing direct costs primarily inventory reserves. These unfavorable impacts were partially offset by $1.5 million higher margins on spares sales, and $1.3 million in favorable warranty reserve adjustments, As stated above, the weakness in the overall wafer fab equipment market resulted in lower revenue levels and the corresponding under absorption of fixed manufacturing overhead costs in our factories. We have taken additional inventory reserves due to lower forecasted revenue volumes. We announced a Cost Alignment Plan in September 2008 that will eliminate a significant percentage of our manufacturing positions in an effort to reduce the manufacturing costs in subsequent quarters and outsource some of the manufacturing operations in Germany. The second quarter headcount restructuring activity resulted in a reduction of approximately five percent of our headcount, in primarily office support organizations.

Gross profit margin in the nine months ended September 28, 2008 decreased by 6.8 percentage points compared to the same period of 2007. The decrease in gross profit margin was primarily due to 4.1 percentage points from unfavorable manufacturing cost variances due to lower production levels, 2.5 percentage points from manufacturing direct costs mainly from additional inventory reserves, and 1.7 percentage points from the net deferral of revenue, partially offset by a favorable product mix impact of 1.5 percentage points.

Due to intense competition, we continue to face pricing pressures that can affect our gross profit margin. Our gross profit margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, economies of scale, material and other costs, overhead absorption levels and revenue recognition requirements.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses increased by $2.3 million for the third quarter of 2008 compared to the same period of 2007, primarily due to $1.0 million higher material spending on new product development activities for Etch, $0.8 million depreciation on new lab tools, $0.2 million higher salary expenses due to additional headcount related to the ramp up of new products, and $0.3 million in outside consulting and other services.

RD&E expenses increased by $1.4 million for the nine months ended September 28, 2008 compared to the same period of 2007, primarily due to $1.6 million in higher depreciation on lab tools, $0.7 million higher salaries relating to new hires for our new product initiatives, $0.5 million lower research and development credits from a research partner, partially offset by lower material expenses of $1.1 million as our millisecond anneal product transitioned into later stages of product development, and lower bonuses of $0.3 million.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the third quarter of 2008 increased by $0.5 million when compared to the same period in 2007, primarily due to $0.9 million in higher amortization and installation expenses related to the evaluation tools at customer sites, $0.3 million higher bad debt reserve provisions, $0.3 million higher building occupancy expenses, partially offset by $0.5 million in lower salaries and bonuses and $0.5 million lower spending on outside services. As evidenced by the reduction in salaries and outside services, we have been curtailing our discretionary spending and reducing headcount in sales and office support organizations as we continue to spend on our new product development efforts and placing more evaluation tools in the field.

SG&A expenses for the nine months ended September 28, 2008 decreased by $0.2 million when compared to the same period in 2007. SG&A expenses in the first quarter of 2007 included a $1.6 million benefit which related to the release of amounts previously accrued as we completed all remaining obligations under a foreign government-funded capital development project. SG&A expenses other than this benefit decreased by $1.8 million for the nine months ended September 28, 2008 compared to the same period of 2007, primarily as the result of $2.2 million in bonus compensation, $1.3 million lower spending on outside services, partially offset by $0.6 million additional spending on evaluation tools placed in the field, $0.8 million in higher building occupancy expenses and $0.3 million in additional travel expenses.

Restructuring Expenses

During the three months ended September 28, 2008, we announced a Cost Alignment Plan (the "Plan") to reduce headcount and optimize our worldwide facilities. This was in addition to the second quarter restructuring activity announced in June 2008. As a result of the Plan, we will reduce our headcount by 63 positions, or about 11 percent of the Company's global workforce. More than 50% of the headcount reduction was in the manufacturing groups as we execute our strategy to outsource our manufacturing operations in Germany. On September 10, 2008, we began providing notices to those employees whose employment would be affected by the Plan. We expect to record restructuring-related charges in the range of $4.6 million to $5.1 million in connection with the Plan. These pre-tax charges will be comprised of approximately $2.6 million in employee severance pay expenses and a range of $2.0 million to $2.5 million in lease termination and relocation costs that will represent cash expenditures. Restructuring expenses for the three months ended September 28, 2008, were $1.9 million representing severance expenses. The remaining restructuring charges will be recognized in the subsequent quarters per the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. It is expected that the headcount reduction and other cost alignment activities will be completed by the end of the second quarter of 2009. The expected annualized savings are expected to be approximately $6 million from this Plan.

During the nine months ended September 28, 2008, restructuring charges were $2.6 million representing severance expenses, consisting of $1.9 million for the Cost Alignment Plan announced in September and $0.7 million for the second quarter restructuring activity announced in June. As part of the second quarter restructuring activity announced in June, the Company eliminated approximately 25 positions, or about 5% of its global workforce. The purpose of this workforce reduction was to reduce the cost structure in selected areas while allowing the company to continue critical investments in new products and strategic initiatives. During the three and nine months ended September 28, 2008, $0.7 million had been paid against this restructuring reserve. The estimated annual savings from both the restructuring activities are expected to be approximately $8 million. A percentage of the savings will be re-invested in our new product development activities and the remainder will help us reduce our cash loss from operations.

Interest and Other Income (Expense), Net

Interest income decreased by $1.2 million in the third quarter of 2008 compared with the same period of 2007, primarily due to lower average interest yields earned in 2008. Our average interest yield was 2.4 percentage points when compared to 4.8 percentage points during the same period in 2007.

Other expense, net of $0.1 million for the third quarter of 2008 included realized foreign currency exchange gains of $0.2 million, offset by $0.3 million expense resulting from the liquidation of an entity. Other expense, net of $0.3 million for the third quarter of 2007 included realized foreign currency exchange losses of $0.4 million, partially offset by miscellaneous other income of $0.1 million.

Interest income decreased by $2.6 million for the nine months ended September 28, 2008 compared with the same period of 2007, primarily due to the lowering of the interest rates by the Federal Reserve. The average interest rate yields were 2.8 percentage points compared to 4.8 percentage points in 2007.

Other expense, net of $1.4 million for the nine months ended September 28, 2008, included realized foreign currency exchange losses of $0.7 million primarily due to the weakening dollar during the earlier quarters, $0.3 million expense resulting from the liquidation of an entity and miscellaneous other expense of $0.4 million. Other income, net of $1.0 million for the same period in 2007, included foreign currency gains of $0.2 million on a forward foreign exchange contract settled in 2007, realized foreign currency exchange gains of $0.1 million, certain payments and legal settlements related to two previous lines of business of $1.1 million and miscellaneous other expenses of $0.4 million.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 28, 2008 of $0.7 million primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.4 million. We recorded no Federal or states tax provision for the first, second and third quarters of 2008 primarily due to projected losses incurred in the United States.

The provision for income taxes in the nine months ended September 30, 2007 of $6.6 million included a normalized provision of $3.4 million for Federal and state income taxes, and a $0.9 million provision for foreign taxes. During the nine months ended September 30, 2007, we recorded $3.8 million in income tax expense related to a ruling on the applicability of tax law in one of our foreign locations. We reduced our current tax liability by $1.3 million through the utilization of certain acquired tax assets, largely consisting of net operating loss carryforwards resulting from the acquisition of STEAG in 2001. The Federal and state tax provision for the nine months ended September 30, 2007, however, does not reflect a benefit for the utilization of these net operating losses, as it was used to reduce the goodwill originally recorded in the acquisition.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. During the three months ended September 28, 2008 the Company recorded a tax provision of $0.1 million, compared to a net tax benefit of $0.4 million during the three months ended September 30, 2007.

Our valuation allowance at September 28, 2008 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $117.7 million at September 28, 2008, a decrease of $34.9 million from $152.6 million at December 31, 2007. We believe that these balances, including interest to be earned thereon, net of anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities.

Credit Arrangements

In June 2007, we renewed our $10 million revolving line of credit with a bank, which may be increased to $20 million at our option. The revolving line of credit now expires in June 2009 and has an annual commitment fee of $25,000. We have the ability to utilize the revolving line of credit provided we are in compliance with all covenants as stated per the terms and conditions of the revolving line of credit. As of September 28, 2008 we were in compliance with all covenants and we had no borrowing under this credit line.

Cash Flows from Operating Activities

Net cash used in operations during the nine months ended September 28, 2008 was $29.5 million, primarily due to a $31.7 million net loss, a $7.9 million increase in net inventories, an $8.5 million decrease in accrued liabilities and accounts payable, and a $2.1 million increase in deferred revenue which were partially offset by a $7.2 million decrease in accounts receivable net of advanced billings, $6.4 million in depreciation, a $4.5 million decrease in prepaid expenses and other current assets, and $3.4 million in stock compensation expenses. The increase in inventory was primarily for new product inventory, evaluation inventory shipped to customers and increases in spares inventory for customer satisfaction purposes. Approximately 18% of our inventory balances relate to evaluation tools already placed in the field in customer fabrication plants. Another 24% of inventory balances relate to new products that are currently being built for shipment to the field. Spares inventory represents 25% of our inventory balances. The decrease in accounts payable and accounts receivable is indicative of our declining revenue volumes. The decrease in accrued liabilities by $2.2 million was primarily due to a decrease in our value added tax liabilities of $2.4 million due to refunds received and decrease in warranty reserves of $3.8 million as a result of lower revenue volumes partially offset by additional tax liabilities and $1.8 million in additional restructuring reserves. The increases in deferred revenue were due to an increase in systems shipped during the quarter where revenue was deferred in accordance with our revenue recognition policies. The decrease in prepaid expenses of $4.5 million was primarily due to decreases in our prepaid value added tax balances as we received tax refunds.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, collection of accounts receivable and timing of payments. It is anticipated that market conditions may continue to weaken in the next few quarters but we anticipate that our efforts to reduce costs through our Cost Alignment Plan and headcount restructuring activity implemented in the previous quarters and our ongoing cost control initiatives will reduce our cash loss from operations.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 28, 2008 was $7.3 million, due to purchases of $27.7 million of available-for-sale investments and capital spending of $7.1 million, partially offset by proceeds of $26.5 million from sales and maturities of available-for-sale investments and $1.0 million from sales of property and equipment. Capital spending is primarily incurred to manufacture and facilitize lab tools as part of our new product development initiatives.

Net cash provided by investing activities during the nine months ended September 30, 2007 was $0.7 million, due to proceeds of $42.6 million from sales and maturities of available-for-sale investments and proceeds of $0.5 million from sales of property and equipment, partially offset by purchases of available-for-sale investments of $35.9 million and capital spending of $6.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 28, 2008 was $2.2 million, attributable to purchases of treasury stock of $2.6 million as part of our common stock repurchase program, which was partially offset by net proceeds of $0.4 million from stock plans.

Net cash used in financing activities during the nine months ended September 30, 2007 was $17.6 million, attributable to purchases of treasury stock of $20.0 million, which was partially offset by net proceeds of $2.4 million from stock plans.

During the nine months ended September 28, 2008, the net effect of the exchange rate on cash and cash equivalents, primarily on cash balances maintained in Euro was $3.0 million compared with $3.3 million during the nine months ended September 30, 2007.

Off-Balance-Sheet Arrangements

As of September 28, 2008, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 28, 2008, as compared to the recent accounting pronouncements described in our 2007 Form 10-K, that are of significance, or potential significance, to us.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $89.5 million in cash equivalents and $28.2 million in short-term marketable securities as of September 28, 2008. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, an immediate sharp decline in interest rates could seriously harm interest earnings of our investment portfolio. For example, due to the sharp reduction in average interest rates in the United States in the first nine months of 2008 compared to the same period of 2007, our average yield on our investment portfolio declined by approximately 2.0 percent in the first nine months of 2008, which primarily caused a $2.6 million reduction in interest income. All of our investments are in corporate bonds, US backed government securities and money market funds.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could materially adversely affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. The U.S. dollar when compared to other currencies primarily the Euro and the Canadian dollar have strengthened by about 3 percent in the third quarter of 2008, resulting in realized foreign currency exchange gains of $0.2 million, when compared to losses of $0.4 million for the same period in 2007. Other expense, net for the nine months ended September 28, 2008 included realized foreign currency exchange losses of $0.7 million, which was primarily due to the effect of a weaker U.S. dollar on transactions with our foreign operations, compared to realized foreign currency exchange gains of $0.3 million for same period of 2007.

Cumulative translation adjustments included in comprehensive income for the nine months ended September 28, 2008 were $3.2 million primarily due to the weakening of the U.S. dollar in the first quarter of 2008, which favorably impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to $22.0 million at September 28, 2008, compared to $18.8 million at December 31, 2007.

We did not have any hedging activities for the nine months ended September 28, 2008. During January 2007, we settled one forward foreign exchange contract outstanding as of December 31, 2006 for the purchase in total of US$23.7 million in exchange for 2.8 billion Japanese Yen (weighted average contract rate of 118 Yen to US$1.00) upon maturity and realized a total foreign exchange gain of $0.6 million, which was recorded in the first quarter of 2007 under other income, net. There were no forward foreign exchange contracts outstanding as of September 28, 2008.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2008. In addition to the risk factors described in the 10-K, the following additional or revised risk factors apply.

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

One potential indicator of goodwill impairment is whether the Company's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. The average closing price for the three months ended September 28, 2008 was $4.96, which corresponds to a market capitalization of $246 million, when compared to the net book value of $218 million as of September 28, 2008. Whether the Company's market capitalization triggers an impairment charge will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed. The Company reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles and this review will happen in the fourth quarter of 2008.

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

The semiconductor equipment industry is currently in a severe downturn. In the current downturn and any future downturns, if we are unable to effectively align our cost structure with prevailing market conditions, we could experience losses and reductions in our cash balances, may be required to undertake additional cost-cutting measures and may be unable to continue to invest in research, development and engineering at the levels we believe are necessary to maintain our competitive position in our core businesses. Our failure to make these investments could seriously harm our long-term business prospects. In addition, certain cost-cutting measures could cause operational disruptions, which could negatively impact our financial performance.

We are subject to export control laws and noncompliance could result in fines, adverse publicity, and restrictions on our ability to export our products.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology, which could have military applications, so-called "dual use" items. Under these laws and regulations, including the Export Administration Regulations administered by the Bureau of Industry and Security ("BIS"), prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. We have recently self-disclosed to BIS certain inadvertent violations. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. The size and timing of future repurchases will depend on the Company's share price. As of September 28, 2008, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20.

For the three months ended September 2008, there were no repurchases of the Company's shares of common stock. During the nine months ended September 30, 2008 a total of 328,000 shares were repurchased, at a weighted average price of $7.95. The Company has the authorization to repurchase up to an additional $15 million of the Company's shares of common stock under the Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
10.1	Change of Control Agreement between the Company and the CEO PDF
10.2	Change of Control Agreement between the Company and the CFO PDF
10.3	Change of Control Agreement between the Company and other Senior Executives PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

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

Dated: October 31, 2008

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2008

By: /s/ ANDY MORING Andy Moring Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)