Form 10-Q
period 2009-03-29
MATTSON TECHNOLOGY INC
filed 2009-05-07
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of April 24, 2009: 49,709,288.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	March 29,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 61,783	$ 77,107
Short-term investments	29,797	26,280
Accounts receivable, net of allowance for doubtful accounts of
$4,516 on March 29, 2009 and $4,606 on December 31, 2008	2,921	14,477
Advance billings	-	140
Inventories	39,756	48,410
Inventories - delivered systems	-	956
Prepaid expenses and other current assets	5,974	5,765
Total current assets	140,231	173,135
Property and equipment, net	26,674	27,144
Other assets	7,626	7,932
Total assets	$ 174,531	$ 208,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,100	$ 7,205
Accrued liabilities	20,040	21,241
Deferred revenue	2,584	4,198
Total current liabilities	27,724	32,644
Income taxes payable, noncurrent	12,708	13,467
Other liabilities	4,931	5,264
Total liabilities	45,363	51,375

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares;
53,890 shares issued and 49,709 shares outstanding in 2009;
53,874 shares issued and 49,693 shares outstanding in 2008	54	54
Additional paid-in capital	629,484	628,632
Accumulated other comprehensive income	18,962	20,255
Treasury stock, 4,181 shares in 2009 and 2008, at cost	(37,986)	(37,986)
Accumulated deficit	(481,346)	(454,119)
Total stockholders' equity	129,168	156,836
Total liabilities and stockholders' equity	$ 174,531	$ 208,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)
	Three Months Ended
	March 29,	March 30,
	2009	2008
Sales:
Products	$ 4,699	$ 46,692
Services	873	1,963
Net sales	5,572	48,655

Cost of sales:
Products	13,130	27,111
Services	357	710
Total cost of sales	13,487	27,821

Gross margin	(7,915)	20,834

Operating expenses:
Research, development and engineering	6,650	7,846
Selling, general and administrative	12,854	16,775
Amortization of intangibles	-	128
Restructuring charges	918	-
Total operating expenses	20,422	24,749

Loss from operations	(28,337)	(3,915)

Interest income	279	1,225
Interest expense	(33)	-
Other income (expense), net	1,026	(1,392)
Loss before income taxes	(27,065)	(4,082)

Provision for income taxes	162	134

Net loss	$ (27,227)	$ (4,216)

Net loss per share:
Basic and diluted	$ (0.55)	$ (0.09)

Shares used in computing net loss per share:
Basic and diluted	49,703	49,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Three Months Ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (27,227)	$ (4,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for doubtful accounts	(89)	(164)
Amortization of intangibles	-	128
Depreciation	2,162	1,817
Inventory valuation and vendor commitment charges	9,279	849
Stock-based compensation	852	1,239
Other non-cash items	92	(3)
Changes in assets and liabilities:
Accounts receivable	11,644	587
Advance billings	140	(4,665)
Inventories	1,375	(3,823)
Inventories - delivered systems	956	(3,762)
Prepaid expenses and other current assets	(297)	1,550
Other assets	198	98
Accounts payable	(1,979)	183
Accrued liabilities	(3,472)	(994)
Deferred revenue	(1,739)	4,228
Income taxes payable, noncurrent and other liabilities	(877)	(282)
Net cash used in operating activities	(8,982)	(7,230)

Cash flows from investing activities:
Purchases of available-for-sale investments	(14,189)	(4,977)
Sales and maturities of available-for-sale investments	10,500	12,000
Purchases of property and equipment	(1,945)	(1,397)
Net cash provided by (used in) investing activities	(5,634)	5,626

Cash flows from financing activities:
Proceeds from stock plans	-	20
Purchases of treasury stock	-	(2,613)
Net cash used in financing activities	-	(2,593)

Effect of exchange rate changes on cash and cash equivalents	(708)	4,322
Net increase (decrease) in cash and cash equivalents	(15,324)	125
Cash and cash equivalents, beginning of period	77,107	125,533
Cash and cash equivalents, end of period	$ 61,783	$ 125,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2009 (unaudited)

1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2008, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end December 31, 2009 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended on March 29, 2009. The results of operations for the three months ended March 29, 2009 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2009, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of Statements of Financial Accounting Standards ("SFAS") No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has determined that the implementation of SFAS No. 157 will have no impact on the fair value calculation for the Company's non-financial assets and liabilities.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in SFAS No. 128, Earnings per Share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has determined that FSP No. EITF 03-6-1 will not have an impact on the calculation of its EPS.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company's financial instruments have been classified as Level 1 or Level 2 in the fair value hierarchy. The Company believes that these staff positions will not have an impact on its financial statements, since the Company does not own any financial assets classified as Level 3 of the fair value hierarchy, where fair value would be measured using unobservable inputs for which there is little or no market data.

2. Balance Sheet Details

	March 29,	December 31,
	2009	2008
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 24,318	$ 22,889
Money market funds	31,467	42,222
Commercial paper	5,998	11,996
	$ 61,783	$ 77,107

Short-term investments:
United States agency securities	$ 3,601	$ 3,587
United States corporate bonds	26,196	22,693
	$ 29,797	$ 26,280

The Company's cash and cash equivalents and short-term investments are carried at fair market value. All short-term investments at March 29, 2009 and December 31, 2008 are marked to market with unrealized gains and losses recorded as components of other comprehensive income (loss). See Note 11. The maturities of short-term investments at March 29, 2009 and December 31, 2008 are shown below:

	March 29,	December 31,
	2009	2008
	(thousands)
Short-term investments:
Due within one year	$ 28,233	$ 24,695
Due in one to two years	1,564	1,585
	$ 29,797	$ 26,280

	March 29,	December 31,
	2009	2008
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 18,896	$ 24,708
Work-in-process	8,723	9,977
Finished goods	12,137	13,725
	$ 39,756	$ 48,410

At March 29, 2009 and December 31, 2008, the allowance for excess and obsolete inventories was $22.4 million and $15.1 million, respectively. The inventory reserves represented 36 percent and 24 percent of the gross inventory balances at March 29, 2009 and December 31, 2008, respectively. During the three months ended March 29, 2009, the Company increased the inventory reserves for excess and obsolete inventory by $6.8 million, per the inventory valuation policy.

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

	March 29,	December 31,
	2009	2008
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 55,681	$ 54,952
Furniture and fixtures	11,573	11,863
Leasehold improvements	17,481	17,797
	84,735	84,612
Less: accumulated depreciation	(58,061)	(57,468)
	$ 26,674	$ 27,144

Accrued liabilities:
Warranty	$ 3,091	$ 4,381
Accrued compensation and benefits	6,719	7,103
Restructuring	2,087	3,872
Other	8,143	5,885
	$ 20,040	$ 21,241

At March 29, 2009, the Company reserved $2.5 million for existing vendor commitments representing unreceived inventory that was in excess of its production requirements. This is included in the balance of accrued liabilities, other, as of March 29, 2009. The Company had no such accrual at December 31, 2008.

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

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and transaction value. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, money market securities and equity instruments offsetting deferred compensation, which are included in other assets in the condensed consolidated balance sheets. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 29, 2009 and December 31, 2008:

	Fair Value Measurements at
	March 29, 2009 Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 31,467	$ -	$ 31,467
Commercial paper	-	5,998	5,998
Short-term investments:
United States agency securities	3,601	-	3,601
United States corporate bonds	-	26,196	26,196
Other assets:
Equity instruments offsetting
deferred compensation liability	533	-	533
Total assets measured at fair value	$ 35,601	$ 32,194	$ 67,795

________________ (1) Excludes cash in bank of $24.3 million, at March 29, 2009.

	Fair Value Measurements at
	December 31, 2008 Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 42,222	$ -	$ 42,222
Commercial paper	-	11,996	11,996
Short-term investments:
United States agency securities	3,587	-	3,587
United States corporate bonds	-	22,693	22,693
Other assets:
Equity instruments offsetting
deferred compensation liability	732	-	732
Total assets measured at fair value	$ 46,541	$ 34,689	$ 81,230

________________ (1) Excludes cash in bank of $22.9 million, at December 31, 2008.

4. Restructuring Charges

2008 Restructuring Plans

For the year ended December 31, 2008, the Company recorded $6.0 million as restructuring charges representing employee severance benefits and lease contract termination costs against all of the restructuring programs, in accordance with SFAS No.146 Accounting for Costs Associated with Exit or Disposal Activities. During the year ended December 31, 2008, $2.1 million had been paid against these accrued restructuring reserves and there were adjustments of $0.2 million that decreased the reserves. As of December 31, 2008, the Company had $3.9 million in its restructuring reserves, $3.5 million for severance expenses and $0.4 million for lease termination expense.

During the three months ended March 29, 2009, $0.9 million in additional severance reserves were booked upon employee notification in the first quarter of 2009 and an additional $0.1 million was booked for lease termination expense in accordance with SFAS No. 146. During the three months ended March 29, 2009, $2.7 million was paid against these accrued severance reserves and there were adjustments of $0.1 million that decreased the reserves. As of March 29, 2009, the Company had a balance of $2.1 million in its restructuring reserves.

The Company expects to record additional reserves of approximately $0.9 million against these remaining two restructuring plans during the second quarter of 2009, $0.4 million for additional severance expenses and $0.5 million for additional lease termination expenses. The Company anticipates that all severance payments against this reserve will be substantially completed by the end of the second quarter of 2009. The payment of the lease termination expense is dependent on the timing of a final agreement with the landlord and may extend into the second half of 2009.

The following is a summary of the restructuring plans announced during 2008 and the estimated liabilities at March 29, 2009:

	March 29, 2009
	Employee	Contract
	Severance	Termination
	Benefits	Cost	Total
	(thousands)
Q4 2008 Plan
Balance at December 31, 2008	$ 1,967	$ -	$ 1,967
Restructuring and other charges	861	-	861
Payments	(1,960)	-	(1,960)
Reserve adjustments	118	-	118
	986	-	986

Q3 2008 Plan
Balance at December 31, 2008	$ 1,529	$ 376	$ 1,905
Restructuring and other charges	-	150	150
Payments	(743)	-	(743)
Reserve adjustments	(211)	-	(211)
	575	526	1,101

Restructuring reserve at March 29, 2009	$ 1,561	$ 526	$ 2,087

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

The following table summarizes changes in the product warranty accrual for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(thousands)
Balance at beginning of period	$ 4,381	$ 9,174
Accrual for warranties issued during the period	61	1,200
Changes in liability related to pre-existing warranties	(729)	(606)
Settlements made during the period	(622)	(1,890)
Balance at end of period	$ 3,091	$ 7,878

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The maximum potential amount that the Company could be required to pay is $1.6 million, representing standby letters of credit outstanding as of March 29, 2009. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

6. Commitments and Contingencies

The Company holds various operating leases related to its facilities and equipment worldwide and a sublease in respect to its facility located in Exton, Pennsylvania.

In 2005, the Company entered into a lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5 percent. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13, Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease.

The Company continues to lease one building previously used to house its administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make payments related to the administrative building lease over the next eleven years, less any sublet amounts. The lease agreement for the administrative building allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. In determining the facilities lease loss, various other assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $9.3 million were assumed in determining the facilities lease loss on the administrative building, offset by the expected sub lease income. At March 29, 2009 and December 31, 2008, the Company had an accrual balance of $0.7 million, respectively, related to these leases. Adjustments to the accrual for these leases will be made in future periods, if necessary, as soon as evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $11.5 million at March 29, 2009), (b) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (c) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. If the Company, or MTC, does not materially satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD 14,269,290 (approximately $11.5 million at March 29, 2009) less any royalties paid by MTC or the Company to the Minister. The Company has been providing annual reports to the Canadian Government on the status of the entity and believes it is materially in compliance with these covenants.

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

The stock-based compensation expense for the three months ended March 29, 2009 and March 30, 2008 was as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 628	$ 1,099
Restricted stock units	211	124
Employee stock purchase plan	13	16
Total stock-based compensation	852	1,239
Tax effect on stock-based compensation	—	—
	$ 852	$ 1,239

Stock-based compensation by category of expense:
Cost of sales	$ 38	$ 17
Research, development and engineering	124	112
Selling, general and administrative	690	1,110
	$ 852	$ 1,239

The Company has not capitalized any stock-based compensation as inventory or deferred system profit at March 29, 2009 and March 30, 2008 as such amounts were inconsequential. Compensation expense for the three months ended March 30, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006, and an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the first quarter of 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Expected dividend yield	—	—
Expected stock price volatility	66%	56%
Risk-free interest rate	1.8%	2.6%
Expected life of options	5 years	5 years

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

Stock Options

At March 29, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $4.4 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.5 years. At December 31, 2008, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $5.1 million after estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. In the three months ended March 29, 2009 and March 30, 2008, the Company's Board of Directors approved the grant of approximately 1,320,000 and 511,000 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $1.4 million, respectively, after estimated forfeitures.

Restricted Stock Units

At March 29, 2009, the unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting was $1.0 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 1.6 years. At December 31, 2008, the Company had an unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting of $1.3 million after estimated forfeitures. During the three months ended March 30, 2008, the Company's Board of Directors approved the grant of approximately 122,000 restricted stock units with time-based vesting, with an estimated total grant-date fair value of $0.6 million, after estimated forfeitures. No restricted stock units with time-based vesting were granted during the three months ended March 29, 2009. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Performance-Based Restricted Stock Units

During the year ended December 31, 2008, the Company's Board of Directors approved the grant of 683,000 performance-based restricted stock units to certain executives, officers and senior-level management. During the year ended December 31, 2008, 175,000 of these restricted stock units were cancelled, leaving 508,000 units outstanding at December 31, 2008. During the three months ended March 29, 2009, 127,000 of these units were cancelled, leaving 381,000 units outstanding at March 29, 2009.

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

As of March 30, 2008, the Company had determined that the first two revenue targets and the operating profit margin target were probable of being achieved, while the final two revenue targets were not probable of being achieved because they would require significant growth in revenue and market share. Accordingly, the Company began recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. During the three months ended March 30, 2008, the Company recorded $43,000 as stock compensation expense related to the performance-based restricted stock units.

With the change in market conditions during the fourth quarter of 2008, it was determined that it was not probable that the performance targets would be met by the specified dates. As a result, all stock compensation expense related to performance-based restricted stock units was reversed during the fourth quarter of 2008. During the three months ended March 29, 2009, the Company did not record any stock compensation expense for these units. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made in accordance with SFAS No. 123R.

At March 29, 2009, the Company had 1.7 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the three months ended March 29, 2009:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2008	2,452	5,772	$ 8.85	768	$ 5.12
Stock options:
Granted	(1,320)	1,320	0.76	-	-
Exercised	-	-	-	-	-
Cancelled or forfeited	322	(322)	8.89	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	(21)	-	-	(28)	7.47
Cancelled or forfeited	261	-	-	(149)	4.10
Balances at March 29, 2009	1,694	6,770	$ 7.27	591	$ 5.27

Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at exercise prices that are at least 100 percent of the fair market value of the stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the date of the grants, and the remaining options vest 1/36 per month for the next 36 months thereafter. During the first quarter of 2009, in addition to the annual employee stock option grants, the Company granted stock options with a two-year vesting period in lieu of the annual performance bonus.

Restricted stock units granted through 2007 generally vest 25 percent of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. Beginning in 2008, restricted stock units with time-based vesting generally vest 25 percent of the units granted on each anniversary of the date of grant. On occasion, the Company grants restricted stock units for varying purposes with different vesting schedules. 2005 Plan awards of restricted stock units are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

Three Months Ended
	March 29,	March 30,
	2009	2008
Stock options:	(thousands, except weighted-average fair values)
Weighted-average grant date fair value	$ 0.43	$ 3.00
Intrinsic value of options exercised	$ -	$ 16
Cash received from options exercised	$ -	$ 20
Restricted stock units with time based vesting:
Weighted-average grant date fair value	$ -	$ 5.94

Supplemental disclosure information about the Company's stock options outstanding at March 29, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at March 29, 2009	4,228	$ 9.37	3.5	$ -
Options expected to vest at March 29, 2009	2,543	$ 3.78	6.2	$ 185
Options outstanding at March 29, 2009	6,771	$ 7.27	4.5	$ 185

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.90 at March 29, 2009, which would have been received by the option holders had all option holders exercised their options at that date. There were no shares of common stock subject to in-the-money options, which were exercisable at March 29, 2009. The Company settles employee stock option exercises with newly issued common shares.

8. Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	March 29, 2009		March 30, 2008
	(thousands)%		(thousands)%
United States	$ 938	17	$ 5,505	11
Europe and others	1,321	24	3,306	7
China	2,080	37	2,077	4
Taiwan	584	10	18,770	39
Japan	310	6	8,943	18
Singapore	194	3	3,323	7
Korea	145	3	6,731	14
	$ 5,572	100	$ 48,655	100

In the three months ended March 29, 2009, two customers accounted for 37 percent and 13 percent of net sales, respectively. In the three months ended March 30, 2008, four customers accounted for 18 percent, 15 percent, 12 percent and 12 percent of net sales, respectively. At March 29, 2009, three customers accounted for 35 percent, 12 percent and 12 percent of the Company's accounts receivable balances. At December 31, 2008, four customers accounted for 27 percent, 14 percent, 13 percent and 10 percent of the Company's accounts receivable balances.

Geographical information relating to the Company's property and equipment, net, at March 29, 2009 and December 31, 2008 is as follows:

	March 29, 2009		December 31, 2008
	(thousands)%		(thousands)%
United States	$ 19,292	72	$ 18,778	69
Germany	5,772	22	6,637	25
Canada	1,284	5	1,337	5
Others	326	1	392	1
	$ 26,674	100	$ 27,144	100

9. Income Taxes

  The provision for income taxes for the three months ended March 29, 2009 primarily consisted of a $0.2 million provision for foreign taxes. The provision for income taxes for the three months ended March 30, 2008 primarily consisted of a $0.2 million provision for Federal and state income taxes and a $0.4 million provision for taxes in Germany. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

At December 31, 2008, the Company had $36.3 million of unrecognized tax benefits exclusive of interest and penalties described below. Of this total, $9.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the three months ended March 29, 2009, there have been no material changes to the amount of unrecognized tax benefits. The Company believes that there could be a change in total unrecognized tax benefits prior to March 29, 2010 due to potential closure of several ongoing audits as well as the lapse of statute of limitations in certain jurisdictions. However, the Company cannot quantify the potential change at this time.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008, the Company had $1.3 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended March 29, 2009, the recorded income tax expense included estimated interest of $0.1 million. Included in the balance of unrecognized tax benefits at December 31, 2008 was $2.8 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statue of limitations will expire in various foreign jurisdictions within the next twelve months.

The Company and its subsidiaries are subject to United States Federal income tax as well as income taxes in Germany and various other foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. The Company's German income tax returns are currently under examination for the tax years 2001 to 2004. The final outcome of this examination is not yet known. Management cannot quantify any potential changes to the Company's financial position, results of operations, or cash flows as a result of this examination at this time.

10. Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted net income per share on the face of the income statement.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(thousands)
Weighted average shares outstanding - Basic	49,703	49,362
Diluted potential common shares from stock
options and restricted stock units	-	-
Weighted average shares outstanding - Diluted	49,703	49,362

For the three months ended March 29, 2009 and March 30, 2008, the Company had 7.4 million and 7.4 million shares, respectively, associated with equity awards that could potentially dilute basic earnings per share, but were excluded from the computation in the periods presented, as their effect would have been anti-dilutive.

11. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	March 29,	December 31,
	2009	2008
	(thousands)
Cumulative translation adjustments	$ 19,279	$ 20,458
Unrealized investment loss	(317)	(203)
	$ 18,962	$ 20,255

The following are the components of comprehensive income (loss):

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(thousands)
Net loss	$ (27,227)	$ (4,216)
Cumulative translation adjustments	(1,179)	5,031
Unrealized investment gain (loss)	(114)	63
Comprehensive income (loss)	$ (28,520)	$ 878

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, customer demand, market share, competitiveness, margins, product development plans and levels of research and development (R&D) activity, outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings, excess inventory reserves, the level of our vendor commitments as compared to our requirements, cost-saving initiatives, and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward- looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Analysis of Financial Condition and Results of Operations

      This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2008 (our 2008 Form 10-K).

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

Beginning in the second half of 2007 and throughout 2008, we experienced weakness in the overall semiconductor market combined with the overall weakness in the economy, particularly in the financial sector, and we expect that weakness to continue into 2009 and perhaps into 2010. Oversupply conditions in the semiconductor market have significantly reduced the utilization at our customer's fabrication plants and delayed major capital investments indefinitely. There continue to be several uncertainties that could impact our financial performance during 2009. Revenue projections are unclear for the next year, and if revenue remains at the current low levels we may be required to book additional reserves for excess inventory, and/or vendor commitments that may be in excess of our requirements, and we will also continue to have significant under-absorption of our factories. These factors will have a major impact on our gross margin percentages for the remainder of 2009.

During the first quarter of 2009, end markets have continued to be severely impacted by global financial conditions. Accordingly, we have continued to focus on cash preservation, cost reduction and protecting the investment in our new products to position us for success in the future. Since the second quarter of 2008, we have implemented strict cost reduction initiatives including reductions of our global headcount and salary reductions for all employees. We continue to focus on our objectives to outsource manufacturing in Fremont and Germany to reduce manufacturing overhead costs. Our global headcount has been reduced as a result of various restructuring activities during 2008. We have optimized our worldwide facilities, reduced variable headcount expenses through shutdowns and unpaid time-off, and are taking measures to reduce travel, outside service and facility related costs. We will continue to review our operations and take further cost reduction measures as necessary, in order to minimize the cash used in operations, and retain sufficient cash reserves for the next twelve months. However, though we have implemented these cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

Going forward; the success of our business will be dependent on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment, and our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability, (b) develop and bring to market new products that address our customers' needs, (c) grow customer loyalty through collaboration with and support of our customers (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles and (e) generate the gross margins necessary to enable us to make the necessary investments in our business.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	March 29, 2009		March 30, 2008		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Sales
Products	$ 4,699	84.3	$ 46,692	96.0	$ (41,993)	(89.9)
Services	873	15.7	1,963	4.0	(1,090)	(55.5)
Net sales	5,572	100.0	48,655	100.0	(43,083)	(88.5)
Cost of sales
Products	13,130	n/m (1)	27,111	55.7	(13,981)	(51.6)
Services	357	6.4	710	1.5	(353)	(49.7)
Total cost of sales	13,487	n/m (1)	27,821	57.2	(14,334)	(51.5)
Gross margin	(7,915)	n/m (1)	20,834	42.8	(28,749)	n/m (1)
Operating expenses:
Research, development and engineering	6,650	n/m (1)	7,846	16.1	(1,196)	(15.2)
Selling, general and administrative	12,854	n/m (1)	16,775	34.5	(3,921)	(23.4)
Amortization of intangibles	-	-	128	0.3	(128)	n/m (1)
Restructuring charges	918	16.5	-	-	918	n/m (1)
Total operating expenses	20,422	n/m (1)	24,749	50.9	(4,327)	(17.5)
Loss from operations	(28,337)	n/m (1)	(3,915)	(8.0)	(24,422)	n/m (1)
Interest income	279	5.0	1,225	2.5	(946)	(77.2)
Interest expense	(33)	(0.6)	-	-	(33)	n/m (1)
Other income (expense), net	1,026	18.4	(1,392)	(2.9)	2,418	n/m (1)
Loss before income taxes	(27,065)	n/m (1)	(4,082)	(8.4)	(22,983)	n/m (1)
Provision for income taxes	162	2.9	134	0.3	28	20.9
Net loss	$ (27,227)	n/m (1)	$ (4,216)	(8.7)	$ (23,011)	n/m (1)

________________________
(1)   Not meaningful

Net Sales and Deferred Revenue

Net Sales decreased 89 percent to $5.6 million for the three months ended March 29, 2009 compared to $48.7 million for the same period in 2008. The decrease in net sales was primarily due to a $42.0 million decline in product sales and a $1.1 million decline in service sales. The decline in net sales is primarily due to the severity of the continued downturn in the overall wafer fabrication equipment market and the industry's reduced capital spending, compounded by the global economic and credit crisis. Due to excess supply conditions, utilization in our customers' production facilities has dropped to unprecedented levels, seriously impacting shipments of new tools and also reducing our normally steady sales of spare parts and services. International sales to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, accounted for 83 percent of net sales in the first quarter of 2009, and 89 percent for the first quarter of 2008. We anticipate that international sales will continue to account for a significant portion of our net sales.

Deferred revenue at March 29, 2009, decreased to $2.6 million from $4.2 million at December 31, 2008, primarily due to a $1.9 million net decrease in deferred revenue for system shipments and a $0.3 million net increase in deferred revenue from service contracts.

Gross Margin

Gross margin was a negative $7.9 million for the three months ended March 29, 2009, a decrease of $28.7 million when compared to $20.8 million for the same period in 2008. The decrease was primarily attributable to an 89 percent decline in net sales for the first quarter of 2009 when compared to the same period in 2008, manufacturing under absorption of $2.0 million in 2009 when compared to $1.0 million for the same period in 2008 and an increase in reserves for excess inventory and vendor commitments of $9.3 million in 2009 compared to $0.9 million for the same period in 2008. The weakness in the overall semiconductor equipment market resulted in lower revenue levels and the corresponding under absorption of fixed manufacturing overhead costs in our factories. We have booked an additional $6.8 million for excess inventory due to lower forecasted revenue volumes and $2.5 million for potential liabilities resulting from vendor commitments.

Research, Development and Engineering

Research, Development and Engineering ("RD&E") expenses were $6.7 million for the three months ended March 29, 2009, a decrease of $1.2 million or 15 percent when compared to $7.8 million for the same period in 2008. The decrease in RD&E expenses was primarily due to reduced headcount from restructuring activities that resulted in a salary reduction of $1.3 million, and lower outside service expenses of $0.2 million as we engaged in several cost reduction initiatives, offset partially by additional lab tool depreciation of $0.3 million.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses were $12.9 million for the three months ended March 29, 2009, a decrease of $3.9 million or 23 percent when compared to $16.8 million for the same period in 2008. The decrease in SG&A expenses was primarily due to reduced headcount from restructuring activities that resulted in a salary reduction of $3.6 million, a reduction of outside service and travel expenses of $1.9 million, a reduction of logistics costs due to the decline in sales volumes of $0.6 million, and a reduction of $0.5 million in training and other employee related expenses. These were partially offset by an increase of $1.1 million in amortization expenses for evaluation tools and $1.6 million in additional market development and selling efforts.

Restructuring Expenses

During the year ended December 31, 2008, we implemented several restructuring programs, beginning in the second quarter of 2008 in response to the weakness in the overall semiconductor industry. As a result of our restructuring activities, we reduced headcount by 35 percent or approximately 200 employees and optimized facilities worldwide over the course of 2008. The estimated annual savings from all the restructuring activities are expected to be approximately $19.0 million. A percentage of the savings will be re-invested in our new product development activities and the remainder will help us reduce our cash loss from operations. As of December 31, 2008, we had $3.9 million in our restructuring reserves comprised of $3.5 million in severance reserves and $0.4 million for lease termination expenses.

During the first quarter of 2009, additional restructuring reserves of $1.0 million were booked, primarily for severance expenses relating to employees notified in the first quarter and additional lease termination expenses in accordance with SFAS No.146, Accounting for Costs associated with Exit or Disposal Activities. $2.7 million was paid against these restructuring reserves as severance expenses. As of March 29, 2009, we had $2.1 million in our restructuring reserves, comprised of $1.6 million in severance reserves and $0.5 million for lease termination expenses. We expect to incur future charges of $0.5 million for lease termination expenses and $0.4 million in additional severance expenses against these restructuring programs and expect to complete all employee related activities by the second quarter of 2009. The payment of the lease termination expense will be dependent on entering into a successful agreement with the landlord, and may extend into the second half of 2009. There were no restructuring activities during the first quarter of 2008.

Interest and Other Income (Expense), Net

Interest income was $0.3 million for the three months ended March 29, 2009, a decrease of $0.9 million when compared to $1.2 million for the same period in 2008. The decrease was primarily due to lower cash investment balances and lower average interest rate yields. Interest rate yield decreased by 2.5 percent during the same period.

Other income, net was $1.0 million for the three months ended March 31, 2009, an increase of $2.4 million when compared to an expense of $1.4 million for the same period in 2008. The increase is primarily due to foreign currency exchange gains of $0.9 million compared to a loss of $1.1 million for the same period in 2008. The dollar has strengthened against the Euro and Canadian dollar in the first quarter of 2009, resulting in these foreign exchange gains.

Provision for Income Taxes

The provision for income taxes for the three months ended March 29, 2009 primarily consisted of a $0.2 million provision for foreign taxes. We recorded no Federal or states tax provision for the first quarter of 2009 primarily due to projected losses incurred in the United States.

The provision for income taxes for the three months ended March 30, 2008 primarily consisted of a $0.2 million provision for Federal taxes and a $0.4 million provision for foreign taxes, which was partially reduced by a non-recurring foreign tax benefit of $0.5 million.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at March 29, 2009 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and a lack of carry-back capacity resulting in the inability to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Consistent with our 2008 Form 10-K, we consider certain accounting policies for the following areas as critical to our business operations and an understanding of our results of operations:

  Revenue Recognition

  Allowance For Doubtful Accounts

  Warranty

  Inventories and Inventory Valuation

  Fair Value Measurement of Assets and Liabilities

  Impairment of Long-Lived Assets

  Restructuring

  Income Taxes

  Stock-based Compensation

There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2008 Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $91.6 million at March 29, 2009, a decrease of $11.8 million from $103.4 million at December 31, 2008. Stockholders' equity at March 29, 2009 was $129.2 million compared to $156.8 million at December 31, 2008. Working capital at March 29, 2009 was $112.5 million compared to $140.5 million at December 31, 2008.

Credit Arrangements

In June 2007, we renewed our $10 million revolving line of credit with a bank. The revolving line of credit now expires in June 2009 and has a facility fee of $25,000. At March 29, 2009, we had no borrowing under this credit line. All borrowings under this credit line bear interest at a per annum rate equal to either the bank's prime rate minus 50 basis points or the London Interbank Offered Rate (LIBOR) plus 200 basis points, at our option. The line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property. The covenants were modified in February 2009 and the new terms of the line of credit require us to satisfy certain quarterly financial covenants, including SEC reporting compliance, maintaining minimum financial ratios related to current assets and current liabilities and maintaining a minimum cash balance of $50 million. The cash balances may be withdrawn, but the availability of short- term lines of credit is dependent upon maintenance of such cash balances. As of March 29, 2009, we were in compliance with all covenants.

Off-Balance-Sheet Arrangements

At March 29, 2009, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2008 Form 10-K.

Cash Flows from Operating Activities

Net cash used in operations of $9.0 million during the first quarter of 2009 was due to a net loss of $27.2 million, non-cash charges of $12.3 million and a $5.9 million increase from changes in assets and liabilities. The increase in net assets of $5.9 million primarily represented an $11.8 million reduction in accounts receivable and advance billings, a

$2.3 million reduction in inventories and inventories - delivered systems, which were partially offset by a $5.5 million decrease in accounts payable and accrued liabilities, a $1.7 million decrease in deferred revenue, and a $0.9 million decrease in other liabilities. Non-cash charges of $12.3 million primarily represented $9.3 million in charges relating to reserves for excess inventory and for vendor commitments, $2.2 million in depreciation charges, and $0.9 million in stock-based compensation. The $11.6 million reduction in accounts receivable balance was primarily due to our collection efforts compounded by a sharp decline in net sales. The inventory valuation charge of $9.3 million was due to excess inventory resulting from the declining demand for our products and for excess inventory resulting from our existing vendor commitments. The decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities was indicative of our declining revenue volumes.

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

Cash Flows from Investing Activities

Net cash used in investing activities of $5.6 million during the first quarter of 2009 was primarily due to purchases of available-for-sale investments of $14.2 million, partially offset by $10.5 million of sales and maturities of available-for-sale investments, and capital spending of $1.9 million. Our capital spending in the first quarter of 2009 was primarily for tools and equipment used in our manufacturing activities.

Net cash provided by investing activities during the first quarter of 2008 was $5.6 million, due to proceeds of $12.0 million from sales and maturities of available-for-sale investments, partially offset by purchases of $5.0 million of available-for-sale investments and capital spending of $1.4 million.

Cash Flows from Financing Activities

We engaged in no financing activities during the first quarter of 2009.

Net cash used in financing activities during the first quarter of 2008 was $2.6 million, attributable to purchases of 329,000 shares of treasury stock, which was partially offset by net proceeds of $20,000 from stock plans.

Liquidity and Capital Resource Outlook

At March 29, 2009, we had cash, cash equivalents and short-term investments of $91.6 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. We will continue to review our expected cash requirements, increase all efforts to collect any aged receivables, and plan to take appropriate cost reduction measures to ensure that we have at least six to eight quarters of available cash. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2009, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to us.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of Statements of Financial Accounting Standards ("SFAS") No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have determined that the implementation of SFAS No. 157 will not have an impact on the fair value calculation of our non-financial assets and liabilities.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that FSP No. EITF 03-6-1 will not have an impact on our calculation of EPS.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Our financial instruments have been classified as Level 1 or Level 2 in the fair value hierarchy. We believe that these staff positions will not have an impact on our financial statements since we do not have any financial assets that are classified into the Level 3 hierarchy, where fair value would be measured using unobservable inputs for which there is little or no market data.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $61.8 million in cash equivalents and $29.8 million in short-term investments at March 29, 2009. An immediate increase or decrease in interest rates of 100 basis points would not have a material adverse affect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our exposure to longer-term investments. About 95 percent of our short-term investments at March 29, 2009, mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could materially adversely affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. The U.S. dollar, when compared to other currencies, primarily the Euro and the Canadian dollar, strengthened in the first quarter of 2009. Other expense, net for the three months ended March 29, 2009 included realized and unrealized foreign currency exchange gains of $0.9 million, which was primarily due to the effect of a stronger U.S. dollar on transactions with our foreign operations, compared to realized and unrealized foreign currency exchange losses of $1.1 million for same period in 2008.

Cumulative translation adjustments included in comprehensive income for the three months ended March 29, 2009 were $1.2 million primarily due to the strengthening of the U.S. dollar in the first quarter of 2009, which unfavorably impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to $19.3 million at March 29, 2008, compared to $20.5 million at December 31, 2008.

We did not have any hedging activities during the three months ended March 29, 2009 and during the three months ended March 20, 2008. There were no forward foreign exchange contracts outstanding at March 29, 2009.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 6, 2009.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed under Item 1A, "Risk Factors" contained in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

In April 2007, our Board of Directors approved a common stock repurchase plan (Repurchase Plan) that authorized the repurchase of up to $20.0 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10(b) 5-1. At December 31, 2007, we have completed all repurchases under this initial authorization, at a weighted-average cost of $9.97 per share.

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30.0 million of the Company's shares of common stock through open-market purchases or private transactions. As of March 29, 2009, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of $35.0 million. The last of the repurchases of common stock under this plan was completed in the first quarter of 2008.

The Company has the authorization to repurchase up to an additional $15.0 million of the Company's shares of common stock under the Repurchase Plan.

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

Dated: May 7, 2009

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2009

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)