Form 10-Q
period 2009-06-28
MATTSON TECHNOLOGY INC
filed 2009-07-31
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of Jul 24, 2009: 49,869,293.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	June 28,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 56,155	$ 77,107
Short-term investments	21,664	26,280
Restricted cash	2,000	-
Accounts receivable, net of allowance for doubtful accounts of $3,841 on June 28, 2009 and $4,606 on December 31, 2008	3,055	14,477
Advance billings	100	140
Inventories	35,175	48,410
Inventories - delivered systems	-	956
Prepaid expenses and other current assets	5,319	5,765
Total current assets	123,468	173,135
Property and equipment, net	25,357	27,144
Other assets	7,454	7,932
Total assets	$ 156,279	$ 208,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,148	$ 7,205
Accrued liabilities	16,725	21,241
Deferred revenue	2,255	4,198
Total current liabilities	25,128	32,644
Income taxes payable, noncurrent	13,591	13,467
Other liabilities	5,719	5,264
Total liabilities	44,438	51,375

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 authorized shares;
54,050 shares issued and 49,869 shares outstanding in 2009;
53,874 shares issued and 49,693 shares outstanding in 2008	54	54
Additional paid-in capital	630,533	628,632
Accumulated other comprehensive income	20,482	20,255
Treasury stock, 4,181 shares in 2009 and 2008, at cost	(37,986)	(37,986)
Accumulated deficit	(501,242)	(454,119)
Total stockholders' equity	111,841	156,836
Total liabilities and stockholders' equity	$ 156,279	$ 208,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Sales:
Products	$ 7,532	$ 40,443	$ 12,231	$ 87,135
Services	536	1,347	1,409	3,310
Net sales	8,068	41,790	13,640	90,445

Cost of sales:
Products	9,576	22,735	22,706	49,846
Services	101	610	458	1,320
Total cost of sales	9,677	23,345	23,164	51,166

Gross margin	(1,609)	18,445	(9,524)	39,279

Operating expenses:
Research, development and engineering	6,810	9,215	13,460	17,061
Selling, general and administrative	11,505	15,592	24,359	32,367
Amortization of intangibles	-	128	-	256
Restructuring charges	(100)	748	818	748
Total operating expenses	18,215	25,683	38,637	50,432

Loss from operations	(19,824)	(7,238)	(48,161)	(11,153)

Interest income	154	837	433	2,062
Interest expense	(23)	(76)	(56)	(76)
Other income (expense), net	51	145	1,077	(1,247)
Loss before income taxes	(19,642)	(6,332)	(46,707)	(10,414)

Provision for income taxes	254	422	416	556

Net loss	$ (19,896)	$ (6,754)	$ (47,123)	$ (10,970)

Net loss per share:
Basic and diluted	$ (0.40)	$ (0.14)	$ (0.95)	$ (0.22)

Shares used in computing net loss per share:
Basic and diluted	49,772	49,419	49,749	49,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Six Months Ended
	June 28,	June 29,
	2009	2008
Cash flows from operating activities:
Net loss	$ (47,123)	$ (10,970)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	(767)	(252)
Amortization of intangibles		256
Depreciation	4,405	3,849
Inventory valuation and vendor commitment charges	13,119	1,421
Stock-based compensation	1,700	2,371
Other non-cash items	205	58
Changes in assets and liabilities:
Accounts receivable	12,194	8,130
Advance billings	40	(6,599)
Inventories	2,672	(9,728)
Inventories - delivered systems	956	(4,178)
Prepaid expenses and other current assets	501	2,995
Other assets	568	(64)
Accounts payable	(1,080)	(2,270)
Accrued liabilities	(6,143)	(4,518)
Deferred revenue	(2,067)	4,741
Income taxes payable, noncurrent and other liabilities	(43)	792
Net cash used in operating activities	(20,863)	(13,966)

Cash flows from investing activities:
Purchases of available-for-sale investments	(17,181)	(21,707)
Purchases of certificates of deposit	(2,000)	-
Sales and maturities of available-for-sale investments	21,500	14,450
Purchases of property and equipment	(2,534)	(4,645)
Sales of property and equipment	-	691
Net cash used in investing activities	(215)	(11,211)

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	202	375
Purchases of treasury stock	-	(2,613)
Net cash provided by (used in) financing activities	202	(2,238)

Effect of exchange rate changes on cash and cash equivalents	(76)	3,293
Net decrease in cash and cash equivalents	(20,952)	(24,122)
Cash and cash equivalents, beginning of period	77,107	125,533
Cash and cash equivalents, end of period	$ 56,155	$ 101,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2009 (unaudited)

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

The Company's current year will end December 31, 2009 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended on June 28, 2009. The results of operations for the six months ended June 28, 2009 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2009.

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

Liquidity and Management Plans

For the six months ended June 28, 2009, the Company incurred a net loss of $47.1 million. Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations.

At June 28, 2009, the Company had cash, cash equivalents, short-term investments and restricted cash of $79.8 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. If the Company does not realize its forecasted financial performance, it may require additional cash to fund its operations beyond twelve months.

In the event that the Company requires additional funding, it would attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required funds would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If adequate funds are not available, or not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 28, 2009, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of Statements of Financial Accounting Standards ("SFAS") No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company's adoption of SFAS No. 157 did not have a material impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in SFAS No. 128, Earnings per Share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company's adoption of FSP No. EITF 03-6-1 did not have any impact on its calculation of EPS.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these staff positions did not have any impact on the financial statements of the Company. See Note 3 for information and related disclosures regarding the Company's fair value measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. See Note 12 for disclosures related to subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles, to be effective for the financial statements issued for the interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), SFAS No. 168 is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. SFAS No. 168 is a new structure which takes accounting pronouncements and organizes them by approximately ninety topics. Once approved, SFAS No. 168 will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once SFAS No. 168 becomes effective, all non-grandfathered, non-SEC accounting literature not included in SFAS No. 168 will become non-authoritative. The Company is currently evaluating the impact of SFAS No. 168 on its financial statements.

2. Balance Sheet Details

	June 28,	December 31,
	2009	2008
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 31,034	$ 22,889
Money market funds	23,622	42,222
Commercial paper	1,499	11,996
	$ 56,155	$ 77,107
Short-term investments:
United States agency securities	$ 3,573	$ 3,587
United States corporate bonds	18,091	22,693
	$ 21,664	$ 26,280

Restricted cash:
Certificates of Deposit	$ 2,000	$ -
	$ 2,000	$ -

The Company's cash and cash equivalents and short-term investments are carried at fair market value. All short- term investments at June 28, 2009 and December 31, 2008 are marked to market with unrealized gains and losses recorded as components of other comprehensive income (loss). See Note 11. The maturities of short-term investments at June 28, 2009 and December 31, 2008 are shown below:

	June 28,	December 31,
	2009	2008
	(thousands)

Due within one year	$ 21,664	$ 24,695
Due in one to two years	-	1,585
	$ 21,664	$ 26,280

At June 28, 2009, the Company had restricted cash of $2.0 million, which primarily secures standby letters of credit provided to landlords. The Company had no such amount at December 31, 2008.

	June 28,	December 31,
	2009	2008
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 16,371	$ 24,708
Work-in-process	9,311	9,977
Finished goods	9,493	13,725
	$ 35,175	$ 48,410

At June 28, 2009 and December 31, 2008, the allowance for excess and obsolete inventories was $20.1 million and $10.1 million, respectively. The inventory reserves represented 43 percent and 24 percent of the gross inventory balances at June 28, 2009 and December 31, 2008, respectively. During the three months ended June 28, 2009, the Company increased its inventory reserves for excess and obsolete inventory by $3.8 million. During the six months ended June 28, 2009, the Company increased its inventory reserves for excess and obsolete inventory by $10.7 million, offset by adjustments of $0.7 million, per the inventory valuation policy.

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

	June 28,	December 31,
	2009	2008
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 57,257	$ 54,952
Furniture and fixtures	11,675	11,863
Leasehold improvements	17,956	17,797
	86,888	84,612
Less: accumulated depreciation	(61,531)	(57,468)
	$ 25,357	$ 27,144

Accrued liabilities:
Warranty	$ 2,730	$ 4,381
Accrued compensation and benefits	5,911	7,103
Restructuring	796	3,872
Vendor Commitments	2,409	-
Other	4,879	5,885
	$ 16,725	$ 21,241

Other liabilities:
Deferred revenue, noncurrent	$ 3,625	$ 3,875
Other	2,094	1,389
	$ 5,719	$ 5,264

At June 28, 2009, the Company reserved $2.4 million for existing vendor commitments representing inventory not yet received and in excess of its production requirements. The Company had no such reserve at December 31, 2008.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at June 28, 2009 and December 31, 2008:

	Fair Value Measurements at
	Reporting Date Using June 28, 2009
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 2)	Balance
	(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 23,622	$ -	$ 23,622
Certificate of Deposit	2,000		2,000
Commercial paper		1,499	1,499
Short-term investments:
United States agency securities	3,573	-	3,573
United States corporate bonds	-	18,091	18,091
Other assets:
Equity instruments offsetting
deferred compensation liability	645	-	645
Total assets measured at fair value	$ 29,840	$ 19,590	$ 49,430

(1) Excludes Cash in bank of $31.0 million at June 28, 2009.

4. Restructuring Charges

2008 Restructuring Plans

For the year ended December 31, 2008, the Company recorded restructuring charges of $6.0 million, consisting of employee severance benefits and lease contract termination costs, in accordance with SFAS No.146 Accounting for Costs Associated with Exit or Disposal Activities. During the year ended December 31, 2008, the Company paid $2.1 million against restructuring reserves and recorded adjustments of $0.2 million that decreased the reserves. At December 31, 2008, the Company had $3.9 million in its restructuring reserves, consisting of severance costs of $3.5 million and lease termination costs of $0.4 million.

During the three months ended June 28, 2009, the Company recorded additional restructuring accruals of $0.2 million, primarily consisting of severance costs. The Company paid $1.2 million against the restructuring reserves and recorded adjustments of $0.3 million, which decreased the reserves.

During the six months ended June 28, 2009, the Company recorded additional restructuring accruals consisting of $1.1 million in additional severance costs and $0.1 million in additional lease termination costs. The Company paid $3.9 million against the severance reserves and recorded adjustments of $0.4 million, which decreased the reserves. At June 28, 2009, the Company had a restructuring reserves balance of $0.8 million, comprised of severance costs of $0.3 million and lease termination costs of $0.5 million.

The Company expects to record additional reserves of approximately $0.1 million during the remainder of 2009, consisting of severance expenses for employees who have not yet been notified. The Company anticipates that all severance payments against the reserves will be substantially completed by the end of the 2009 fiscal year. The payment of the lease termination expense is dependent on the timing of a final agreement with the landlord, which is anticipated to occur by the end of the 2009 fiscal year.

The following is a summary of the restructuring plans announced during 2008 and the estimated liabilities at June 28, 2009:

	Three Months Ended June 28, 2009
	Employee	Contract
	Severance	Termination
	Benefits	Cost	Total
2008 Restructuring Plan	(thousands)
Balance at beginning of period	$ 1,561	$ 526	$ 2,087
Restructuring and other charges	214	9	223
Severance payments	(1,191)	-	(1,191)
Reserve adjustments	(323)	-	(323)
Balance at end of period	$ 261	$ 535	$ 796

	Six Months Ended June 28, 2009
	Employee	Contract
	Severance	Termination
	Benefits	Cost	Total
	(thousands)
Balance at beginning of period	$ 3,496	$ 376	$ 3,872
Restructuring and other charges	1,075	159	1,234
Severance payments	(3,894)	-	(3,894)
Reserve adjustments	(416)	-	(416)
Balance at end of period	$ 261	$ 535	$ 796

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

The following table summarizes changes in the product warranty accrual for the six months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(thousands)		(thousands)
Balance at beginning of period	$ 3,091	$ 7,878	$ 4,381	$ 9,174
Accrual for warranties issued during the period	594	1,028	655	2,228
Changes in liability related to pre-existing warranties	(141)	145	(870)	(461)
Settlements made during the period	(814)	(2,889)	(1,436)	(4,779)
Balance at end of period	$ 2,730	$ 6,162	$ 2,730	$ 6,162

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements. The maximum potential amount that the Company could be required to pay is approximately $1.6 million, representing standby letters of credit outstanding as of June 28, 2009. These letters of credit are secured by restricted cash of $2.0 million at June 28, 2009, which is maintained as certificates of deposit.

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

In 2005, the Company entered into a lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5 percent. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, which is being accounted for in accordance with SFAS No. 13, Accounting for Leases, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease. This letter of credit is secured with restricted cash, which totaled $2.0 million at June 28, 2009.

The Company continues to lease one building previously used to house its administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make payments related to the administrative building lease over the next ten years, less any sublet amounts. The lease agreement for the administrative building allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. In determining the facilities lease loss, various other assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $8.9 million were assumed in determining the facilities lease loss on the administrative building, offset by the expected sub lease income. At both June 28, 2009 and December 31, 2008, the Company had an accrual balance of $0.7 million related to these leases. Adjustments to this accrual will be made in future periods, if evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $12.4 million at June 28, 2009), (b) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (c) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. If the Company, or MTC, does not materially satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD 14,269,290 (approximately $12.4 million at June 28, 2009) less any royalties paid by MTC or the Company to the Minister. The Company has been providing annual reports to the Canadian Government on the status of the entity and believes it is materially in compliance with these covenants.

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

The stock-based compensation expense for the six months ended June 28, 2009 and June 29, 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 623	$ 836	$ 1,251	$ 1,935
Restricted stock units	220	271	431	395
Employee stock purchase plan	5	25	18	41
Total stock-based compensation	$ 848	$ 1,132	$ 1,700	$ 2,371

Stock-based compensation by category of expense:
Cost of sales	$ 26	$ 39	$ 64	$ 56
Research, development and engineering	101	126	225	238
Selling, general and administrative	721	967	1,411	2,077
Total stock-based compensation	$ 848	$ 1,132	$ 1,700	$ 2,371

The Company did not capitalize any stock-based compensation as inventory at June 28, 2009 and June 29, 2008 as such amounts were inconsequential. Compensation expense for the six months ended June 29, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006, and an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the first quarter of 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Expected dividend yield	—	—	—	—
Expected stock price volatility	71%	53%	67%	55%
Risk-free interest rate	2.4%	3.3%	1.9%	2.9%
Expected life of options	5 years	5 years	5 years	5 years

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

Stock Options

As of June 28, 2009 the unrecorded deferred stock-based compensation balance related to stock options was $3.5 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.4 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. In the three months ended June 28, 2009 and June 29, 2008, the Company's Board of Directors approved the grant of approximately 165,000 and 236,000 stock options, respectively, with an estimated total grant-date fair value of $0.1 million and $0.5 million, respectively, after estimated forfeitures. In the six months ended June 28, 2009 and June 29, 2008, the Company's Board of Directors approved the grant of approximately 1,485,000 and 747,000 stock options, respectively, with an estimated total grant-date fair value of $0.7 million and $1.9 million, respectively, after estimated forfeitures.

Restricted Stock Units

As of June 28, 2009, the unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting was $0.8 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 1.4 years. During the six months ended June 28, 2009, the Company's Board of Directors did not approve any restricted stock units. During the three months and six months ended June 29, 2008, the Company's Board of Directors approved the grant of 13,000 and 135,000 restricted stock units, respectively, with an estimated total grant-date fair value of $0.1 million and $0.7 million, respectively, after estimated forfeitures. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Performance-Based Restricted Stock Units

During the year ended December 31, 2008, the Company's Board of Directors approved the grant of 683,000 performance-based restricted stock units to certain executives, officers and senior-level management. During the year ended December 31, 2008, 175,000 of these restricted stock units were cancelled, leaving 508,000 units outstanding at December 31, 2008. During the six months ended June 28, 2009, 127,000 of these units were cancelled, leaving 381,000 units outstanding at June 28, 2009.

These restricted stock units vest in four equal tranches upon the achievement of four sequentially increasing revenue performance targets. Vesting is also contingent upon certain operating profit margin and stock price thresholds being achieved. If any of the conditions have not been met by the close of the Company's 2011 fiscal year, then the corresponding units will be forfeited. In accordance with SFAS No. 123R, the stock price threshold condition was incorporated into the measurement of fair value on the grant date. The fair value of the 683,000 performance-based restricted stock units with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of the Company's common stock of 50 percent; dividend yield of 0 percent, and risk-free interest rate of 2.3 percent. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of the Company's common stock.

As of March 30, 2008, the Company had determined that the first two revenue targets and the operating profit margin target were probable of being achieved, while the final two revenue targets were not probable of being achieved because they would require significant growth in revenue and market share. Accordingly, the Company began recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. With the change in market conditions during the fourth quarter of 2008, it was determined that it was not probable that the first two revenue targets and the operating profit target would be met by the specified dates. As a result, all stock compensation expense related to performance-based restricted stock units was reversed during the fourth quarter of 2008. During the six months ended June 28, 2009, the Company did not record any stock compensation expense for these units. During the six months ended June 29, 2008, the Company recorded $43,000 as stock compensation expense for these units. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made in accordance with SFAS No. 123R.

At June 28, 2009, the Company had 1.9 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the six months ended June 28, 2009:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2008	2,452	5,772	$ 8.85	768	$ 5.12
Stock options:
Granted	(1,485)	1,485	0.81	-	-
Exercised	-	-	-	-	-
Cancelled or forfeited	731	(731)	9.90	-	-
Restricted stock units:
Granted		-	-	-	-
Released	(17)	-	-	(37)	8.23
Cancelled or forfeited	268	-	-	(153)	4.13
Balances at June 28, 2009	1,949	6,526	$ 6.91	578	$ 5.18

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

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Stock options:	(thousands, except weighted-average fair values)
Weighted-average grant date fair value	$ 0.75	$ 2.63	$ 0.46	$ 2.89
Intrinsic value of options exercised	$ -	$ 42	$ -	$ 58
Cash received from options exercised	$ -	$ 36	$ -	$ 56
Restricted stock units with time based vesting:
Weighted-average grant date fair value	$ -	$ 4.99	$ -	$ 5.77

Supplemental disclosure information about the Company's stock options outstanding at June 28, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at June 28, 2009	3,945	$ 9.20	3.6	$ -
Options expected to vest at June 28, 2009	2,581	$ 3.41	6.1	$ 463
Options outstanding at June 28, 2009	6,526	$ 6.91	4.6	$ 463

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.11 at June 28, 2009, which would have been received by the option holders had all option holders exercised their options at that date. There were no shares of common stock subject to in-the-money options, which were exercisable at June 28, 2009. The Company settles employee stock option exercises with newly issued common shares.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 839	10	$ 3,033	7	$ 1,776	13	$ 8,538	9
Taiwan	1,046	13	9,447	23	1,630	12	28,217	31
Korea	3,669	45	4,169	10	3,816	28	10,900	12
Japan	288	4	15,014	36	598	5	23,957	26
Other Asia	1,574	20	7,507	18	3,847	28	12,907	14
Europe and others	652	8	2,620	6	1,973	14	5,926	8
	$ 8,068	100	$ 41,790	100	$ 13,640	100	$ 90,445	100

In the three months ended June 28, 2009, two customers accounted for 45 percent and 13 percent of net sales, respectively. In the three months ended June 29, 2008, three customers accounted for 20 percent, 12 percent and 11 percent of net sales, respectively. In the six months ended June 28, 2009, two customers accounted for 27 percent and 17 percent of net sales respectively. In the six months ended June 29, 2008, three customers accounted for 19 percent, 12 percent and 11 percent of net sales respectively. At June 28, 2009, three customers accounted for 25 percent, 15 percent and 13 percent of the Company's accounts receivable balance. At December 31, 2008, four customers accounted for 27 percent, 14 percent, 13 percent and 10 percent of the Company's accounts receivable balance.

Geographical information relating to the Company's property and equipment, net, at June 28 2009 and December 31, 2008 is as follows:

	June 28, 2009		December 31, 2008
	(thousands)%		(thousands)%
United States	$ 18,132	72	$ 18,778	69
Germany	5,389	21	6,637	25
Canada	1,545	6	1,337	5
Others	291	1	392	1
	$ 25,357	100	$ 27,144	100

9. Income Taxes

  The provision for income taxes for the six months ended June 28, 2009 primarily consisted of $0.4 million provision for foreign taxes. The provision for income taxes for the six months ended June 29, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.5 million. The company recorded no Federal or states tax provision for the first and second quarter of 2008. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

At December 31, 2008, the Company had $36.3 million of unrecognized tax benefits exclusive of interest and penalties described below. Of this total, $9.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the six months ended June 30, 2009, there have been no material changes to the amount of unrecognized tax benefits. It is reasonably possible that $9.1 million of unrecognized tax benefits will decrease within the next 12 months due to the potential closure of a foreign tax audit. Management cannot quantify any potential changes to the Company's financial position, results of operations, or cash flows as a result of this audit at this time.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008, the Company had $1.3 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the six months ended June 29, 2009, the recorded income tax expense included estimated interest of $0.2 million.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in Germany and various other foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. Certain of the Company's foreign income tax returns are currently under examination. The final outcomes of these examinations are not yet known.

10. Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted net income per share on the face of the income statement.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	49,772	49,419	49,749	49,391
Diluted potential common shares from stock
options and restricted stock units	-	-	-	-
Weighted average shares outstanding - Diluted	49,772	49,419	49,749	49,391

For the six months ended June 28, 2009 and June 29, 2008, the Company had 7.1 million and 7.2 million shares, respectively, associated with equity awards that could potentially dilute basic earnings per share, but were excluded from the computation in the periods presented, as their effect would have been anti-dilutive.

11. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	June 28,	December 31,
	2009	2008
	(thousands)
Cumulative translation adjustments	$ 20,703	$ 20,458
Unrealized investment loss	(221)	(203)
	$ 20,482	$ 20,255

The following are the components of comprehensive income (loss):
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(thousands)		(thousands)
Net loss	$ (19,896)	$ (6,754)	$ (47,123)	$ (10,970)
Cumulative translation adjustments	1,424	(338)	245	4,694
Unrealized investment gain (loss)	96	(169)	(18)	(106)
Comprehensive loss	$ (18,376)	$ (7,261)	$ (46,896)	$ (6,382)

12. Subsequent Events

In accordance with FAS No. 165, Subsequent Events, the Company evaluated events and transactions that occurred through July 31, 2009 for potential recognition or disclosure in the financial statements. In July 2009, the Company announced a restructuring program to reduce its global workforce by approximately 10 percent. The restructuring costs related to this program, which are estimated at $1.8 million and comprised primarily of severance costs, will be recorded in the third quarter of fiscal 2009. It is expected that these severance payments will be substantially completed by the end of the third quarter of fiscal 2009.

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

Beginning in the second half of 2007and through the first half of 2009, we experienced weakness in the overall semiconductor market combined with the overall weakness in the economy, particularly in the financial sector, and we expect the weakness to continue through the remainder of 2009 and perhaps into 2010. We are seeing improved business conditions specific to the semiconductor capital equipment sector, but the industry remains in the early stages of recovery. Industry utilization rates and semiconductor demand are on the rise, and customer activity has continued to increase, particularly involving technologies in our new product portfolio. Meaningful memory spending and capacity additions for memory applications, however, remain muted, with the timeline for more normal industry conditions and a sustainable recovery still well in the future.

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

During the first half of 2009, end markets have continued to be severely impacted by global financial conditions. Accordingly, we have continued to focus on cash preservation, cost reduction and protecting the investment in our new products to position us for success in the future. Since the second quarter of 2008, we have implemented strict cost reduction initiatives including reductions of our global headcount and salary reductions for all employees. We continue to focus on our objectives to outsource manufacturing in Fremont and Germany to reduce manufacturing overhead costs. We have optimized our worldwide facilities, reduced variable headcount expenses through shutdowns and unpaid time-off, and are taking measures to reduce travel, outside service and facility related costs. We continue to align the organization to maximize operating leverage and efficiency, and further reduce cash loss from operations. Subsequent to the second quarter of 2009, we implemented additional cost reduction initiatives through continued management restructurings, reductions-in- force and extended furloughs in certain manufacturing locations. We will continue to review our operations and take further cost reduction measures as necessary, in order to minimize the cash used in operations, and retain sufficient cash reserves for the next twelve months. However, though we have implemented these cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	June 28, 2009	June 29, 2008	Increase (Decrease)
	(thousands)	(thousands)	(thousands)%
Sales:
Products	$ 7,532	$ 40,443	$ (32,911)	(81.4)
Services	536	1,347	(811)	(60.2)
Net sales	8,068	41,790	(33,722)	(80.7)

Cost of sales:
Products	9,576	22,735	(13,159)	(57.9)
Services	101	610	(509)	(83.4)
Total cost of sales	9,677	23,345	(13,668)	(58.5)

Gross margin	(1,609)	18,445	(20,054)	n/m (1)

Operating expenses:
Research, development and engineering	6,810	9,215	(2,405)	(26.1)
Selling, general and administrative	11,505	15,592	(4,087)	(26.2)
Amortization of intangibles	-	128	(128)	n/m (1)
Restructuring charges	(100)	748	(848)	n/m (1)
Total operating expenses	18,215	25,683	(7,468)	(29.1)

Loss from operations	(19,824)	(7,238)	(12,586)	n/m (1)

Interest income	154	837	(683)	(81.6)
Interest expense	(23)	(76)	53	(69.7)
Other income, net	51	145	(94)	(64.8)
Loss before income taxes	(19,642)	(6,332)	(13,310)	n/m (1)

Provision for income taxes	254	422	(168)	(39.9)

Net loss	$ (19,896)	$ (6,754)	$ (13,142)	n/m (1)

________________________

(1)    Not meaningful

	Six Months Ended
	June 28, 2009	June 29, 2008	Increase (Decrease)
	(thousands)	(thousands)	(thousands)%
Sales:
Products	$ 12,231	$ 87,135	$ (74,904)	(86.0)
Services	1,409	3,310	(1,901)	(57.4)
Net sales	13,640	90,445	(76,805)	(84.9)

Cost of sales:
Products	22,706	49,846	(27,140)	(54.4)
Services	458	1,320	(862)	(65.3)
Total cost of sales	23,164	51,166	(28,002)	(54.7)

Gross margin	(9,524)	39,279	(48,803)	n/m (1)

Operating expenses:
Research, development and engineering	13,460	17,061	(3,601)	(21.1)
Selling, general and administrative	24,359	32,367	(8,008)	(24.7)
Amortization of intangibles	-	256	(256)	n/m (1)
Restructuring charges	818	748	70	9.4
Total operating expenses	38,637	50,432	(11,795)	(23.4)

Loss from operations	(48,161)	(11,153)	(37,008)	n/m (1)

Interest income	433	2,062	(1,629)	(79.0)
Interest expense	(56)	(76)	20	(26.3)
Other income (expense), net	1,077	(1,247)	2,324	n/m (1)
Loss before income taxes	(46,707)	(10,414)	(36,293)	n/m (1)

Provision for income taxes	416	556	(140)	(25.3)

Net loss	$ (47,123)	$ (10,970)	$ (36,152)	n/m (1)

________________________

(1)    Not meaningful

Net Sales

Net Sales decreased 81 percent to $8.1 million for the three months ended June 28, 2009 compared to $41.8 million for the same period in 2008. The decrease in net sales was primarily due to a $32.9 million decline in product sales and a $0.8 million decline in service sales. The decline in net sales is primarily due to the severity of the continued downturn in the overall wafer fabrication equipment market and the industry's reduced capital spending, compounded by the global economic and credit crisis. Although utilization rates are improving, our customers are still exercising extreme caution in their capital investments, which is adversely impacting our shipments of new tools, sales of spare parts as well as services.

Net Sales decreased 85 percent to $13.6 million for the six months ended June 28, 2009 compared to $90.5 million for the same period in 2008. Again, the decrease in net sales was primarily due to a $74.9 million decline in product sales and a $1.9 million decline in service sales. The decline in net sales is primarily due to the downturn in the wafer fabrication equipment market. Demand for semiconductors is low, and memory prices, though improving are not yet near their prior peak, resulting in low utilization at the customer production fabs. Consequently demand for semiconductor equipment has been limited to primarily new technology purchases during the first half of 2009.

Gross Margin

Gross margin was a negative $1.6 million for the three months ended June 28, 2009, a decrease of $20.1 million when compared to $18.5 million for the same period in 2008. The decrease was primarily attributable to an 81 percent decline in net sales for the second quarter of 2009 when compared to the same period in 2008, and an increase in our reserves for excess inventory and vendor commitments of $3.8 million in the second quarter of 2009 compared to $0.6 million for the same period in 2008.

Gross margin was a negative $9.5 million for the six months ended June 28, 2009, a decrease of $48.8 million when compared to $39.3 million for the same period in 2008. For the six months ended June 28, 2009, the decrease in gross margin was primarily attributable to an 85 percent decline in net sales when compared to the same period in 2008, manufacturing under absorption of $3.7 million in 2009 when compared to $2.7 million for the same period in 2008, and an increase in reserves for excess inventory and vendor commitments of $13.1 million in 2009 compared to $1.4 million for the same period in 2008. During the six months ended June 28, 2009, we booked an additional $10.7 million for excess inventory reserves due to lower forecasted revenue volumes and $2.4 million of potential excess inventory resulting from vendor commitments, totaling $13.1 million. The weakness in the overall semiconductor equipment market resulted in lower revenue levels and the corresponding under absorption of fixed manufacturing overhead costs in our factories.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses were $6.8 million for the three months ended June 28, 2009, a decrease of $2.4 million or 26 percent when compared to $9.2 million for the same period in 2008. The decrease in RD&E expenses was primarily due to restructuring activities implemented in fiscal 2008 and planned shutdowns in fiscal 2009, resulting in a $1.6 million reduction in salary related expenses, a $0.5 million reduction in travel, outside service and other expenses, and a $0.3 million reduction in project material expenditures.

RD&E expenses were $13.5 million for the six months ended June 28, 2009, a decrease of $3.6 million or 21 percent when compared to $17.1 million for the same period in 2008. Again, the decrease in RD&E expenses was primarily due to restructuring activities implemented in fiscal 2008 and planned shutdowns in fiscal 2009, resulting in a $2.8 million reduction in salary related expenses, a $0.7 million reduction in travel and outside service expenses, a $0.3 million reduction in project material expenditures, and a $0.2 million reduction in facilities related costs. These expense reductions were partially offset by additional lab tool depreciation of approximately $0.4 million.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses were $11.5 million for the three months ended June 28, 2009, a decrease of $4.1 million or 26 percent when compared to $15.6 million for the same period in 2008. The decrease in SG&A expenses was primarily due to restructuring activities implemented in fiscal 2008 and planned shutdowns in fiscal 2009, resulting in a $2.1 million reduction in employee related costs. The decrease in SG&A expenses is also attributed to the overall decline in our sales activities, resulting in a $1.7 million reduction of travel and outside service expense and a $0.7 million reduction in freight costs. In addition, we realized $0.7 million of bad debt reserves upon payment from customers. These expenses reductions were partially offset by an increase of $1.1 million in amortization expenses for evaluation tools.

SG&A expenses were $24.4 million for the six months ended June 28, 2009, a decrease of $8.0 million or 25 percent when compared to $32.4 million for the same period in 2008. The decrease in SG&A expenses was primarily due to restructuring initiatives implemented in fiscal 2008 and planned shutdowns in fiscal 2009, resulting in a $4.0 million reduction in employee related costs. The decrease in SG&A expenses is also attributed to the overall decline in our sales activities, resulting in a $2.0 million reduction of outside service expenses, a $1.6 million reduction in travel expenses and a $1.3 million reduction in freight costs. In addition, we realized $1.3 million of bad debt reserves and savings in other expenses. These expenses reductions were partially offset by an increase of $2.2 million in amortization expenses for evaluation tools.

Restructuring Expenses

During the year ended December 31, 2008, we implemented several restructuring programs, beginning in the second quarter of 2008 in response to the weakness in the overall semiconductor industry. As a result of our restructuring activities, we reduced headcount by 35 percent, represented by approximately 200 employees, and optimized operations at our facilities worldwide over the course of 2008. The estimated annual savings from these restructuring activities are approximately $19.0 million. A percentage of the savings will be re-invested in our new product development activities and the remainder will help us reduce our cash loss from operations. As of December 31, 2008, we had $3.9 million in our restructuring reserves comprised of $3.5 million in severance reserves and $0.4 million for lease termination expenses.

During the three months ended June 28, 2009, we recorded additional restructuring accruals of $0.2 million, primarily consisting of severance costs. We paid $1.2 million against the restructuring reserves and recorded adjustments of $0.3 million, which decreased the reserves. During the six months ended June 28, 2009, we recorded additional restructuring accruals consisting of $1.1 million in additional severance costs and $0.1 in additional lease termination costs. We paid $3.9 million against the severance reserves and recorded adjustments of $0.4 million, which decreased the reserves. At June 28, 2009, we had a restructuring reserves balance of $0.8 million, comprised of severance costs of $0.3 million and lease termination costs of $0.5 million.

We expect to book additional severance reserves of approximately $0.1 million during the remainder of 2009 related to the 2008 restructuring plans. We anticipate that all severance payments against the reserves will be substantially completed by the end of the 2009 fiscal year. The payment of the lease termination expense is dependent on the timing of a final agreement with the landlord, which is anticipated to occur by the end of the 2009 fiscal year.

In July 2009, we announced an additional restructuring program to reduce our global workforce by approximately ten percent. We anticipate annualized cost savings of approximately $7.0 million from this program. The restructuring costs related to this program, which are estimated at $1.8 million and comprised primarily of severance costs, will be recorded in the third quarter of fiscal 2009. It is expected that these severance payments will be substantially completed by the end of the third quarter of fiscal 2009.

In the aggregate, the restructuring initiatives implemented in fiscal 2008 and 2009 have resulted in a headcount reduction of approximately 45 percent and an expected annualized cost-savings of approximately $26 million.

Interest and Other Income (Expense), Net

Interest income was $0.1 million for the three months ended June 28, 2009, a decrease of $0.7 million when compared to $0.8 million for the same period in 2008. The decrease was primarily due to lower cash investment balances and lower average interest rate yields, which decreased by 1.6 percent during the same period.

Interest income was $0.4 million for the six months ended June 28, 2009, a decrease of $1.6 million when compared to $2.0 million for the same period in 2008. The decrease was primarily due to lower cash investment balances and lower average interest rate yields. Interest rate yield decreased by 2.1 percent during the same period.

Other income, net for the three months ended June 28, 2009 and June 29, 2008 was immaterial. Other income, net for the six months ended June 28, 2009 was $1.1 million, an increase of $2.3 million when compared to an expense of $1.2 million for the same period in 2008. The increase is primarily due to foreign currency exchange gain of $0.9 million compared to a loss of $0.9 million for the same period in 2008, which is attributed to the significant fluctuation of the US dollar against the local currencies of certain of the countries in which we operate.

Provision for Income Taxes

  The provision for income taxes for the six months ended June 28, 2009 primarily consisted of a $0.4 million provision for foreign taxes. We did not record Federal or states tax provision for the six months ended June 28, 2009 primarily due to projected losses incurred in the United States.

The provision for income taxes for the six months ended June 29, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.5 million. We recorded no Federal or states tax provision for the first and second quarter of 2008 primarily due to projected losses incurred in the United States.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance at June 28, 2009 was primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and a lack of carry-back capacity resulting in the inability to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $79.8 million at June 28, 2009, a decrease of $23.6 million from $103.4 million at December 31, 2008. The restricted cash of $2.0 million secures letters of credit provided to landlords. Stockholders' equity at June 28, 2009 was $111.8 million compared to $156.8 million at December 31, 2008. Working capital at June 28, 2009 was $98.3 million compared to $140.5 million at December 31, 2008.

Credit Arrangements

In June 2009, our $10 million revolving line of credit expired. Borrowings under this credit line bore interest at a per annum rate equal to either the bank's prime rate minus 50 basis points or the London Interbank Offered Rate (LIBOR) plus 200 basis points, at our option. The line of credit was collateralized by a blanket lien on all of our domestic assets excluding intellectual property. We did not borrow or have outstanding borrowings on this line of credit at any time during its term. We used this credit line solely to secure letters of credit provided primarily to landlords, totaling approximately $1.6 million. As a replacement for the security that was provided by the expired line of credit, these letters of credit are now secured by cash of $2.0 million, which is classified as restricted cash on our balance sheet at June 28, 2009.

Off-Balance-Sheet Arrangements

At June 28, 2009, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash used in operations of $20.9 million during the six months ended June 28, 2009, was primarily due to a net loss of $47.1 million, offset by non-cash charges of $18.6 million, and a $7.6 million increase in cash flow from changes in assets and liabilities. The decrease in assets and liabilities of $7.6 million primarily represented a $12.2 million reduction in accounts receivable and advance billings, a $3.6 million reduction in inventories and inventories - delivered systems, which were partially offset by a $7.2 million decrease in accounts payable and accrued liabilities and a $2.1 million decrease in deferred revenue. Non-cash charges of $18.7 million primarily consisted of $13.1 million in charges related to reserves for excess inventory and for vendor commitments, $4.4 million in depreciation charges, and $1.7 million in stock-based compensation. The $12.2 million reduction in accounts receivable balance was primarily due to our collection efforts compounded by a sharp decline in net sales. The reduction in inventory is due to our efforts to utilize available inventory wherever feasible, thereby minimizing cash outlays on new inventory. The additional reserves of $13.1 million booked for excess inventory and vendor commitments was due to excess inventory resulting from the declining demand for our products and for excess inventory resulting from our existing vendor commitments. The decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities was indicative of our lower net sales.

Net cash used in operations during the six months ended June 29, 2008 was $14.0 million, primarily due to a net loss of $11.0 million, a decrease from changes in assets and liabilities of $10.7 million, offset by non-cash charges of $7.7 million. The increase in assets and liabilities of $10.7 million primarily represents a $9.7 million increase in net inventories, a $4.2 million increase in inventories - delivered systems and a $6.8 million decrease in accrued liabilities and accounts payable, which were partially offset by a $4.7 million increase in deferred revenue, a $3.0 million decrease in prepaid expenses and other current assets, and a $1.5 million decrease in accounts receivable net of advanced billings. Non-cash expenses of $7.7 million primarily consisted of $3.8 million in depreciation, $2.4 million in stock compensation expenses and $1.4 million in charges related to excess inventory. The increase in inventory was mostly due to finished goods inventory for the tools pushed out of the quarter, evaluation inventory shipped to customers and increases in spares inventory for customer satisfaction purposes. The increases in inventories - delivered systems and deferred revenue were due to an increase in systems shipped during the quarter where revenue was deferred in accordance with our revenue recognition policies. The decrease in prepaid expenses of $3.0 million was primarily due to decreases in our prepaid value added tax balances as we received tax refunds. The decrease in accrued liabilities was primarily due to a decrease in our value added tax liabilities of $2.4 million due to refunds received and decrease in warranty reserves of $3.0 million as a result of lower net sales.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 28, 2009 was $0.2 million, primarily due to purchases of $17.2 million of available-for-sale investments, purchases of $2.0 million of certificates of deposit and capital spending of $2.5 million, offset by proceeds of $21.5 million from sales and maturities of available-for-sale investments. The $2.0 million of certificates of deposit purchased were classified as restricted cash at June 28, 2009. Our capital spending in the first half of 2009 was primarily for tools and equipment used in our manufacturing activities.

Net cash used in investing activities during the six months ended June 29, 2008 was $11.2 million, due to purchases of $21.7 million of available-for-sale investments and capital spending of $4.6 million, partially offset by proceeds of $14.5 million from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 29, 2009 was $0.2 million, comprised of proceeds from stock plans.

Net cash used in financing activities during the six months ended June 29, 2008 was $2.2 million, comprised of treasury stock purchases of $2.6 million as part of our common stock repurchase program, which was partially offset by net proceeds of $0.4 million from stock plans.

Liquidity and Capital Resource Outlook

At June 28, 2009, we had cash, cash equivalents, short-term investments and restricted cash of $79.8 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. We will continue to review our expected cash requirements, increase all efforts to collect any aged receivables, and plan to take appropriate cost reduction measures to ensure that we have at least six quarters of available cash at any time. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current shareholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 28, 2009, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to us.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of Statements of Financial Accounting Standards ("SFAS") No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 did not impact our calculation of EPS.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of

Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We have determined that the adoption of these staff positions did not materially impact the financial statements of the Company. See Note 3 for information and related disclosures regarding the Company's fair value measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS No. 165 for the quarter ended June 28, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles, to be effective for the financial statements issued for the interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), SFAS No. 168 is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. SFAS No. 168 is a new structure which takes accounting pronouncements and organizes them by approximately ninety topics. Once approved, SFAS No. 168 will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once SFAS No. 168 becomes effective, all non-grandfathered, non-SEC accounting literature not included in SFAS No. 168 will become non-authoritative. We are currently evaluating the impact of SFAS No. 168 on our financial statements.

Item 3.    Quantitativeand Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending has been transacted in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to our investment portfolio of cash, cash equivalents, and short-term investments. We do not currently use derivative financial instruments in our investment portfolio or hedge for these interest rate exposures. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $56.2 million in cash equivalents, $21.7 million in short-term investments and $2.0 million in restricted cash at June 28, 2009.

An immediate increase or decrease in interest rates of 100 basis points would not have a material adverse affect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our exposure to longer-term investments. At June 28, 2009, 100 percent of our short-term investments will mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could materially adversely affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. The U.S. dollar, when compared to other currencies, primarily the Euro and the Canadian dollar, fluctuated significantly in the first half of 2009 due to continued uncertainties in the financial markets. For the six months ended June 28, 2009 realized and unrealized foreign currency exchange gains were $0.9 million, compared to realized and unrealized foreign currency exchange losses of $0.9 million for same period in 2008.

Cumulative translation adjustments included in comprehensive income for the six months ended June 28, 2009 were $0.2 million primarily due to the strengthening of the U.S. dollar in the first half of 2009, which unfavorably impacted the net assets used in our foreign operations and held in local currencies, resulting in a increase in cumulative translation adjustments to $20.7 million at June 28, 2009, compared to $20.5 million at December 31, 2008.

We did not have any hedging activities during the six months ended June 28, 2009 and during the six months ended June 29, 2008. We had no forward foreign exchange contracts outstanding at June 28, 2009.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our 2008 Form 10-K.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. As of June 28, 2009, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of $35 million. The last of the repurchases of common stock under this plan was completed in the first quarter of 2008.

The Company has the authorization to repurchase up to an additional $15 million of the Company's shares of common stock under the Repurchase Plan.

Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Stockholders was held on June 2, 2009. Of the 49,709,288 shares of Common Stock (as of the record date of April 6, 2009) entitled to vote at the meeting, 46,831,629 shares were present in person or by proxy.

At the meeting, our stockholders elected Dr. Jochen Melchior and Shigeru Nakayama as Class II directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

Nominee	For	Withheld

Dr. Jochen Melchior	34,937,428	11,894,201
Shigeru Nakayama	35,008,267	11,823,362

Other directors whose term continued after the 2009 Annual Meeting of Stockholders were Kenneth Kannappan, John C. Bolger, Dr. Hans-Georg Betz, David L. Dutton and Kenneth G. Smith.

At the meeting, our stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the year ending December 31, 2009. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote

46,717,598	102,387	11,644	-

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

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

Dated: July 31, 2009

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2009

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)