Form 10-Q
period 2009-09-27
MATTSON TECHNOLOGY INC
filed 2009-11-06
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 30, 2009: 49,925,894.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	September 27,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 58,301	$ 77,107
Short-term investments	7,537	26,280
Restricted cash	2,000	-
Accounts receivable, net of allowance for doubtful accounts of $3,745
on September 27, 2009 and $4,606 on December 31, 2008	7,045	14,477
Advance billings	616	140
Inventories	30,585	48,410
Inventories - delivered systems	-	956
Prepaid expenses and other current assets	4,934	5,765
Total current assets	111,018	173,135
Property and equipment, net	23,718	27,144
Other assets	6,025	7,932
Total assets	$ 140,761	$ 208,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,061	$ 7,205
Accrued liabilities	16,867	21,241
Deferred revenue	2,552	4,198
Total current liabilities	24,480	32,644
Income taxes payable, noncurrent	4,301	13,467
Other liabilities	5,831	5,264
Total liabilities	34,612	51,375

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding
Common stock, par value $0.001, 120,000 authorized shares;
54,106 shares issued and 49,925 shares outstanding as of September 27, 2009
53,874 shares issued and 49,693 shares outstanding as of December 31, 2008	54	54
Additional paid-in capital	631,078	628,632
Accumulated other comprehensive income	22,802	20,255
Treasury stock, 4,181 shares in 2009 and 2008, at cost	(37,986)	(37,986)
Accumulated deficit	(509,799)	(454,119)
Total stockholders' equity	106,149	156,836
Total liabilities and stockholders' equity	$ 140,761	$ 208,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net sales	$ 11,187	$ 30,041	$ 24,827	$ 120,486
Cost of sales	8,722	22,371	31,886	73,537
Gross margin	2,465	7,670	(7,059)	46,949

Operating expenses:
Research, development and engineering	5,818	10,397	19,277	27,458
Selling, general and administrative	11,611	16,448	35,970	48,815
Amortization of intangibles	-	128	-	384
Restructuring charges	1,738	1,867	2,556	2,615
Total operating expenses	19,167	28,840	57,803	79,272

Loss from operations	(16,702)	(21,170)	(64,862)	(32,323)

Interest income	139	739	572	2,801
Interest expense	(30)	(37)	(86)	(113)
Other income (expense), net	(357)	(139)	719	(1,386)
Loss before income taxes	(16,950)	(20,607)	(63,657)	(31,021)

Provision for (benefit from) income taxes	(8,393)	130	(7,977)	686

Net loss	$ (8,557)	$ (20,737)	$ (55,680)	$ (31,707)

Net loss per share:
Basic and diluted	$ (0.17)	$ (0.42)	$ (1.12)	$ (0.64)

Shares used in computing net loss per share:
Basic and diluted	49,884	49,481	49,795	49,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Nine Months Ended
	September 27,	September 28,
	2009	2008
Cash flows from operating activities:
Net loss	$ (55,680)	$ (31,707)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	(862)	103
Amortization of intangibles	-	384
Depreciation	6,393	6,352
Inventory valuation and vendor commitment charges	13,900	2,745
Stock-based compensation	2,302	3,414
Deferred taxes	(8,380)	95
Other non-cash items	320	51
Changes in assets and liabilities:
Accounts receivable	8,409	7,714
Advance billings	(476)	(553)
Inventories	7,111	(10,671)
Inventories - delivered systems	956	(956)
Prepaid expenses and other current assets	1,046	4,495
Other assets	1,257	(155)
Accounts payable	(2,338)	(6,262)
Accrued liabilities	(5,822)	(2,236)
Deferred revenue	(2,021)	(2,134)
Noncurrent and other liabilities	283	(137)
Net cash used in operating activities	(33,602)	(29,458)

Cash flows from investing activities:
Purchases of available-for-sale investments	(20,178)	(27,651)
Purchases of certificates of deposit	(2,000)	-
Sales and maturities of available-for-sale investments	38,500	26,450
Purchases of property and equipment	(2,995)	(7,074)
Sales of property and equipment	-	976
Net cash provided by (used in) investing activities	13,327	(7,299)

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	144	376
Purchases of treasury stock	-	(2,613)
Net cash provided by (used in) financing activities	144	(2,237)

Effect of exchange rate changes on cash and cash equivalents	1,325	2,974
Net decrease in cash and cash equivalents	(18,806)	(36,020)
Cash and cash equivalents, beginning of period	77,107	125,533
Cash and cash equivalents, end of period	$ 58,301	$ 89,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2009 (unaudited)

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

The Company's current year will end on December 31, 2009 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended on September 27, 2009. The results of operations for the nine months ended September 27, 2009 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company evaluated events and transactions through November 6, 2009, the date the Company filed its quarterly report on Form 10-Q for the quarter ended September 27, 2009. There were no events or transactions that occurred during this period that required recognition or disclosure in the financial statements.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of September 27, 2009, the Company had cash, cash equivalents, short-term investments and restricted cash of $67.8 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that it has at least six quarters of available cash at any time. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 27, 2009, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification as the single authoritative source for U.S. GAAP, which replaces all previous U.S. GAAP accounting standards, beginning in the interim and annual periods ending after September 15, 2009. The new codification standards are promulgated in Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles, which the Company adopted in the third quarter of fiscal 2009. The adoption of this standard impacted references of accounting standards disclosed in the Company's financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The Company's adoption of ASC 855 did not have a material impact on its financial statements.

In April 2009, the FASB issued ASC 820-10-65 and ASC 320-10-65, which are amendments to ASC 820, Fair Value Measurements and Disclosure, and ASC 320, Investments - Debt and Equity Securities, respectively. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities under the accounting standard for fair value measurements and disclosure in the current economic environment, reemphasizes that the objective of a fair value measurement remains an exit price, provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased, provides guidance on identifying circumstances that indicate a transaction is not orderly, and requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. Both ASC 820-10-65 and ASC 320-10-65 became effective for interim and annual periods ending after June 15, 2009. The Company's adoption of ASC 820-10-65 and ASC 320-1065 did not have any impact on its financial statements. See Note 3 for information and disclosures regarding the Company's fair value measurements.

In June 2008, the FASB issued ASC 260-10-45, an amendment to ASC 260, Earnings Per Share. ASC 260-10-addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in ASC 260. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company's adoption of ASC 260-10-45 did not have any impact on its calculation of EPS.

In February 2008, the FASB issued ASC 820-10-15, an amendment to ASC 820, Fair Value Measurements and Disclosure. ASC 820-10-15 delays the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company's adoption of ASC 820-10-15 did not have a material impact on its financial statements.

2. Balance Sheet Details

The Company's cash and cash equivalents and short-term investments as of September 27, 2009 and December 31, 2008 are carried at fair market value, as shown below:

	September 27,	December 31,
	2009	2008
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 30,819	$ 22,889
Money market funds	18,235	42,222
Commercial paper	9,247	11,996
	$ 58,301	$ 77,107
Short-term investments:
United States agency securities	$ 1,541	$ 3,587
United States corporate bonds	5,996	22,693
	$ 7,537	$ 26,280

Restricted cash:
Certificates of Deposit	$ 2,000	$ -
	$ 2,000	$ -

As of September 27, 2009, the Company had restricted cash of $2.0 million, which primarily secures standby letters of credit provided to landlords. The Company had no such amount at December 31, 2008, as these obligations were secured by the Company's then available revolving line of credit.

All short-term investments as of September 27, 2009 and December 31, 2008 are marked to market with unrealized gains and losses recorded as components of other comprehensive income (loss). See Note 11. The maturities of short-term investments as of September 27, 2009 and December 31, 2008 are shown below:

	September 27,	December 31,
	2009	2008
	(thousands)
Contractual maturities of short-term investments:
Due within one year	$ 7,537	$ 24,695
Due in one to two years	-	1,585
	$ 7,537	$ 26,280

	September 27,	December 31,
	2009	2008
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 14,514	$ 24,708
Work-in-process	8,717	9,977
Finished goods	7,354	13,725
	$ 30,585	$ 48,410

As of September 27, 2009 and December 31, 2008, the Company had inventory reserves balance of $27.6 million and $15.1 million, respectively, which represented 47 percent and 24 percent of the gross inventory balances as of September 27, 2009 and December 31, 2008, respectively. The Company increased its reserves for excess and obsolete inventory, a component of inventory reserves, by $0.8 million during the three months ended September 27, 2009, and by $13.9 million during the nine months ended September 27, 2009.

Excess and obsolete reserve adjustments inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it uses in estimating excess and obsolete inventory reserves are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in the Company's excess and obsolete inventory reserve requirements.

	September 27,	December 31,
	2009	2008
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 57,645	$ 54,952
Furniture and fixtures	12,197	11,863
Leasehold improvements	18,712	17,797
	88,554	84,612
Less: accumulated depreciation	(64,836)	(57,468)
	$ 23,718	$ 27,144

Accrued liabilities:
Warranty	$ 1,498	$ 4,381
Accrued compensation and benefits	6,312	7,103
Restructuring	672	3,872
Vendor Commitments	1,819	-
Other	6,566	5,885
	$ 16,867	$ 21,241

Other liabilities:
Deferred revenue, noncurrent	$ 3,500	$ 3,875
Other	2,331	1,389
	$ 5,831	$ 5,264

As of September 27, 2009, the Company reserved $1.8 million for existing vendor commitments representing inventory not yet received and in excess of its production requirements. The Company had no such reserve at December 31, 2008.

3. Fair Value

The accounting standard for fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including marketable securities and equity instruments offsetting deferred compensation.

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and transaction value. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, money market securities and equity instruments offsetting deferred compensation, which are included in other assets in the condensed consolidated balance sheets. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company had no investment instruments classified within Level 3 as of September 27, 2009.

As of September 27, 2009 and December 31, 2008, the Company had a cumulative unrealized loss of $0.1 million and $0.2 million, respectively, related to its investment instruments. These amounts were included as a component of other comprehensive income (loss). See Note 11.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of September 27, 2009 and December 31, 2008:

	September 27, 2009			December 31, 2008
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 18,235	$ -	$ 18,235	$ 42,222	$ -	$ 42,222
Certificate of Deposit	2,000	-	2,000	-	-	-
Commercial paper	-	9,247	9,247	-	11,996	11,996
Short-term investments:
United States agency securities	1,541	-	1,541	3,587	-	3,587
United States corporate bonds	-	5,996	5,996	-	22,693	22,693
Other assets:
Equity instruments offsetting
deferred compensation liability	763	-	763	732	-	732
Total assets measured at fair value	$ 22,539	$ 15,243	$ 37,782	$ 46,541	$ 34,689	$ 81,230

(1) Excludes Cash in bank of $30.8 million and $22.9 million at September 27, 2009 and December 31, 2008, respectively.

4. Restructuring Charges

2009 Restructuring Plan

In July 2009, the Company implemented a restructuring plan, resulting in a restructuring charge of $1.7 million, comprised of employee severance costs. During the three months ended September 27, 2009, the Company paid $1.7 million against the restructuring reserves related to the third quarter 2009 plan. As of September 27, 2009, the Company had no remaining restructuring reserves related to this plan.

2008 Restructuring Plans

In connection with the restructuring plans implemented in fiscal 2008, the Company recorded restructuring charges of $6.0 million, consisting of employee severance benefits and lease contract termination costs. As of December 31, 2008, the Company had a restructuring reserves balance of $3.9 million related to the fiscal 2008 plans, consisting of severance costs of $3.5 million and lease termination costs of $0.4 million. During the three months ended September 27, 2009, the Company paid $0.2 million against the restructuring reserves for the fiscal 2008 plans. During the nine months ended September 27, 2009, the Company recorded additional restructuring accruals of $1.3 million, paid $4.1 million against the reserves, and recorded adjustments to decrease the reserves totaling $0.4 million for the fiscal 2008 plans. As of September 27, 2009, the Company had a restructuring reserves balance of $0.7 million related to the fiscal 2008 plans. Of this amount, $0.1 million was comprised of accrued severance costs and $0.6 million was comprised of accrued lease termination costs. The Company anticipates that severance payments against the reserves will be substantially completed by the end of the 2009 fiscal year. The payment of the lease termination expense is dependent on the timing of a final agreement with a landlord, which is anticipated to occur by the end of the 2009 fiscal year.

In summary, during the three months ended September 27, 2009, the Company recorded restructuring accruals totaling $1.7 million and paid $1.9 million against the restructuring reserves for the 2008 and 2009 plans. The $1.7 million restructuring charge was comprised of employee severance costs. During the nine months ended September 27, 2009, the Company recorded restructuring accruals totaling $3.0 million, paid $5.8 million against the restructuring reserves and recorded adjustments to decrease the reserves totaling $0.4 million for the 2008 and 2009 plans. The $3.0 million restructuring charge was comprised of $2.8 million in severance costs and $0.2 million in lease termination costs. As of September 27, 2009, the Company had a total restructuring reserves balance of $0.7 million for the 2008 and 2009 plans, comprised of severance costs of $0.1 million and lease termination costs of $0.6 million.

The following table summarizes changes in the restructuring accrual for the three and nine months ended September 27, 2009 and September 28, 2008:

	Three Months Ended September 27, 2009			Nine Months Ended September 27, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 261	$ 535	$ 796	$ 3,496	$ 376	$ 3,872
Restructuring charge	1,725	-	1,725	2,800	159	2,959
Severance payments	(1,862)	-	(1,862)	(5,756)	-	(5,756)
Reserve adjustments	(16)	29	13	(432)	29	(403)
Balance at end of period	$ 108	$ 564	$ 672	$ 108	$ 564	$ 672

	Three Months Ended September 28, 2008			Nine Months Ended September 28, 2008
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 702	$ -	$ 702	$ -	$ -	$ -
Restructuring charge	1,894	-	1,894	2,596	-	2,596
Severance payments	(704)	-	(704)	(704)	-	(704)
Reserve adjustments	(58)	-	(58)	(58)	-	(58)
Balance at end of period	$ 1,834	$ -	$ 1,834	$ 1,834	$ -	$ 1,834

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

The following table summarizes changes in the product warranty accrual for the three and nine months ended September 27, 2009, and September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(thousands)		(thousands)
Balance at beginning of period	$ 2,730	$ 6,162	$ 4,381	$ 9,174
Warranty accrual during the period	261	674	916	2,902
Changes to pre-existing warranty accrual	(897)	1,062	(1,767)	601
Settlements made during the period	(596)	(2,479)	(2,032)	(7,258)
Balance at end of period	$ 1,498	$ 5,419	$ 1,498	$ 5,419

During the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements. As of September 27, 2009, the maximum potential amount that the Company could be required to pay is approximately $1.6 million, representing standby letters of credits. These letters of credit are secured by restricted cash of $2.0 million as of September 27, 2009.

The Company is a party to a variety of agreements, pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or with respect to certain intellectual property, operations or tax-related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position or results of operations or cash flows. The Company believes if it were to incur a loss in any of these matters, such loss would not have a material effect on its financial position or results of operations.

6. Commitments and Contingencies

The Company holds various operating leases related to its facilities and equipment worldwide and a sublease in respect to its facility located in Exton, Pennsylvania.

In 2005, the Company entered into a lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual base rent increases of approximately 3.5 percent. The Company has one five-year option to extend the lease at market lease rates in effect on the expiration date. Additionally, insurance, real property taxes and operating expenses are to be paid by the Company. The Company is responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, and will be accrued on a straight-line basis over the lease term. The Company has provided the landlord a letter of credit for $1.5 million to secure this obligation. The letter of credit amount may be increased to reflect any adjustments made to a restoration cost obligation provision included in the lease. This letter of credit is secured with restricted cash, which totaled $2.0 million as of September 27, 2009.

The Company continues to lease one building previously used to house its administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make payments related to the administrative building lease over the next ten years, less any sublet amounts. The lease agreement for the administrative building allows for subleasing the premises without the approval of the landlord. In January 2008, the administrative building was sublet for a period of approximately three years, until December 2010, with an option for the subtenant to extend for an additional three years. In determining the facilities lease loss, various other assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $8.6 million were assumed in determining the facilities lease loss on the administrative building, offset by the expected sub lease income. At both September 27, 2009 and December 31, 2008, the Company had an accrual balance of $0.7 million related to these leases. Adjustments to this accrual will be made in future periods, if evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with the acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under that agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (a) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $13.3 million as of September 27, 2009), (b) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (c) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. If the Company, or MTC, does not materially satisfy its obligations, the Minister may demand payment of liquidated damages in the amount of CAD 14,269,290 (approximately $13.3 million as of September 27, 2009) less any royalties paid by MTC or the Company to the Minister. The Company has been providing annual reports to the Canadian Government on the status of the entity and believes it is materially in compliance with these covenants.

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

7. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the required accounting standard for stock compensation, which requires the measurement of stock-based compensation on the date of grant, based on the fair value of the award, and the recognition of the expense over the requisite service period for the employee.

The Company's stock-based compensation expense for the three and nine months ended September 27, 2009 and September 28, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	27, 2009	28, 2008	27, 2009	28, 2008
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 483	$ 802	$ 1,734	$ 2,737
Restricted stock units	109	224	540	619
Employee stock purchase plan	10	17	28	58
Total stock-based compensation	$ 602	$ 1,043	$ 2,302	$ 3,414

Stock-based compensation by category of expense:
Cost of sales	$ 24	$ 36	$ 88	$ 92
Research, development and engineering	118	145	343	383
Selling, general and administrative	460	862	1,871	2,939
Total stock-based compensation	$ 602	$ 1,043	$ 2,302	$ 3,414

The Company did not capitalize any stock-based compensation as inventory as of September 27, 2009 and September 28, 2008 as such amounts were inconsequential. Compensation expense for the nine months ended September 28, 2008 included an additional $350,000 related to a stock option modification that occurred in 2006, and an adjustment was made to increase selling, general and administrative expense and additional paid-in capital for this amount in the first quarter of 2008.

Valuation Assumptions

The Company estimates the fair value of each stock option grant, on the date of grant, using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	27, 2009	28, 2008	27, 2009	28, 2008
Expected dividend yield	—	—	—	—
Expected stock price volatility	72%	53%	67%	55%
Risk-free interest rate	2.5%	3.1%	1.9%	2.9%
Expected life of options	5 years	5 years	5 years	5 years

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

Stock Options

As of September 27, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $2.5 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 2.2 years. The accounting standard for stock compensation requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. In the three months ended September 27, 2009 and September 28, 2008, the Company's Board of Directors approved the grant of approximately 20,000 and 260,000 stock options, respectively, with an estimated total grant-date fair value of $16,000 and $0.5 million, respectively, after estimated forfeitures. In the nine months ended September 27, 2009 and September 28, 2008, the Company's Board of Directors approved the grant of approximately 1,505,000 and 1,007,000 stock options, respectively, with an estimated total grant-date fair value of $0.7 million and $2.4 million, respectively, after estimated forfeitures.

Restricted Stock Units

As of September 27, 2009, the unrecorded deferred stock-based compensation balance related to non-vested restricted stock units with time-based vesting was $0.5 million after estimated forfeitures and will be recognized over an estimated weighted-average amortization period of 1.9 years. During the nine months ended September 27, 2009, the Company's Board of Directors did not approve any restricted stock units. During the three months and nine months ended September 28, 2008, the Company's Board of Directors approved the grant of 96,000 and 232,000 restricted stock units, respectively, with an estimated total grant-date fair value of $0.4 million and $1.1 million, respectively, after estimated forfeitures. The grant-date fair value of these restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Performance-Based Restricted Stock Units

During the year ended December 31, 2008, the Company's Board of Directors approved the grant of 683,000 performance-based restricted stock units to certain executives, officers and senior-level management. During the year ended December 31, 2008, 175,000 of these restricted stock units were cancelled, leaving 508,000 units outstanding at December 31, 2008. During the nine months ended September 27, 2009, 196,000 of these units were cancelled, leaving 312,000 units outstanding as of September 27, 2009.

These restricted stock units vest in four equal tranches upon the achievement of four sequentially increasing revenue performance targets. Vesting is also contingent upon certain operating profit margin and stock price thresholds being achieved. If any of the conditions have not been met by the close of the Company's 2011 fiscal year, then the corresponding units will be forfeited. In accordance the accounting standard for stock compensation, the stock price threshold condition was incorporated into the measurement of fair value on the grant date. The fair value of the 683,000 performance-based restricted stock units with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of the Company's common stock of 50 percent; dividend yield of 0 percent, and risk-free interest rate of 2.3 percent. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of the Company's common stock.

As of March 30, 2008, the Company had determined that the first two revenue targets and the operating profit margin target were probable of being achieved, while the final two revenue targets were not probable of being achieved because they would require significant growth in revenue and market share. Accordingly, the Company began recognizing the compensation cost associated with the first two tranches over the longer of the derived service period of the stock price target and the estimated service period of the performance targets. With the change in market conditions during the fourth quarter of 2008, it was determined that it was not probable that the first two revenue targets and the operating profit target would be met by the specified dates. As a result, all stock compensation expense related to performance-based restricted stock units was reversed during the fourth quarter of 2008. During the nine months ended September 27, 2009, the Company did not record any stock compensation expense for these units. During the nine months ended September 28, 2008, the Company recorded $0.1 million as stock compensation expense for these units. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing compensation cost in the period that such assessment is made.

As of September 27, 2009, the Company had 2.7 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the nine months ended September 27, 2009:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2008	2,452	5,772	$ 8.85	768	$ 5.12
Stock options:
Granted	(1,505)	1,505	0.82	-	-
Exercised	-	(5)	1.69	-	-
Cancelled or forfeited	1,341	(1,341)	7.98	-	-
Restricted stock units:
Granted		-	-	-	-
Released	1	-	-	(113)	6.64
Cancelled or forfeited	436	-	-	(249)	4.03
Balances at September 27, 2009	2,725	5,931	$ 7.02	406	$ 5.36

Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at exercise prices that are at least 100 percent of the fair market value of the stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the date of grant, and the remaining options vest 1/36 per month for the next 36 months thereafter. During the first quarter of 2009, in addition to the annual employee stock option grants, the Company granted stock options with a two-year vesting period in lieu of the annual performance bonus.

Restricted stock units granted through 2007 generally vest 25 percent of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. Beginning in 2008, restricted stock units with time-based vesting generally vest 25 percent of the units granted on each anniversary of the date of grant. On occasion, the Company grants restricted stock units for varying purposes with different vesting schedules. The 2005 Plan awards of restricted stock units are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of award.

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	27, 2009	28, 2008	27, 2009	28, 2008
Stock options:	(thousands, except weighted-average fair values)
Weighted-average grant date fair value	$ 0.79	$ 2.28	$ 0.47	$ 2.73
Intrinsic value of options exercised	$ 4	$ 107	$ 4	$ 165
Cash received from options exercised	$ 9	$ 125	$ 9	$ 181
Restricted stock units with time based vesting:
Weighted-average grant date fair value	$ -	$ 5.18	$ -	$ 5.53

Supplemental disclosure information about the Company's stock options outstanding as of September 27, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Options exercisable at September 27, 2009	3,934	$ 9.09	2.8	$ 86
Options expected to vest at September 27, 2009	1,997	$ 2.94	5.9	$ 2,183
Options outstanding at September 27, 2009	5,931	$ 7.02	3.9	$ 2,269

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.48 as of September 27, 2009, which would have been received by the option holders had all option holders exercised their options at that date. As of September 27, 2009, there were 0.2 million shares of common stock subject to in-the-money options, which were exercisable. The Company settles employee stock option exercises with newly issued common shares.

8. Reportable Segments

The Chief Executive Officer of the Company is the Company's chief decision maker. As the Company's business is completely focused on one industry segment, the design, manufacturing and marketing of advanced fabrication equipment for the semiconductor manufacturing industry, management believes that the Company has one reportable segment. The Company's revenues and profits are generated from the sales of products and services in this one segment.

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 831	7	$ 2,484	8	$ 2,607	11	$ 11,022	9
Taiwan	1,933	17	2,791	9	3,563	14	31,008	26
Korea	3,488	31	7,161	24	7,303	29	18,061	15
Japan	281	3	6,254	21	879	4	30,211	26
Other Asia	3,529	32	8,313	28	7,376	30	21,220	17
Europe and others	1,125	10	3,038	10	3,099	12	8,964	7
	$ 11,187	100	$ 30,041	100	$ 24,827	100	$ 120,486	100

In the three months ended September 27, 2009, four customers accounted for 32 percent, 16 percent, 12 percent and 11 percent of net sales, respectively. In the three months ended September 28, 2008, three customers accounted for 20 percent, 18 percent and 13 percent of net sales, respectively. In the nine months ended September 27, 2009, three customers accounted for 30 percent, 11 percent and 10 percent of net sales, respectively. In the nine months ended September 28 2008, two customers accounted for 19 percent and 10 percent of net sales, respectively. As of September 27, 2009, three customers accounted for 21 percent, 19 percent and 13 percent of the Company's accounts receivable balance. As of December 31, 2008, four customers accounted for 27 percent, 14 percent, 13 percent and 10 percent of the Company's accounts receivable balance.

Geographical information relating to the Company's property and equipment, net, as of September 27, 2009 and December 31, 2008 is as follows:

	September 27, 2009		December 31, 2008
	(thousands)%		(thousands)%
United States	$ 16,893	71	$ 18,778	69
Germany	4,604	20	6,637	25
Canada	1,968	8	1,337	5
Others	253	1	392	1
	$ 23,718	100	$ 27,144	100

9. Income Taxes

  The provision for income taxes for the nine months ended September 27, 2009 primarily consisted of an $8.5 million discrete benefit from the settlement of a tax audit for the tax years ending 2001 to 2004, offset by a provision for foreign taxes of $0.5 million, resulting in an overall benefit of $8.0 million. The $8.5 million discrete benefit consists of a benefit of $9.8 million from the release of tax reserves and associated accrued interest resulting from a tax audit settlement for a foreign subsidiary, offset by an expense of $1.4 million from a reduction of deferred tax assets. The provision for income taxes for the nine months ended September 28, 2008 primarily consisted of a $1.1 million provision for foreign taxes, which was partially reduced by a discrete item resulting in a foreign tax benefit of $0.4 million. The Company recorded no Federal or state tax provisions for the first and second quarter of 2008. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2008, the Company had $36.3 million of unrecognized tax benefits exclusive of interest and penalties described below. During the third quarter of fiscal 2009, the Company closed a tax audit, which resulted in a decrease of $9.2 million in unrecognized tax benefits. As of September 27, 2009, the Company had $27.4 million of unrecognized tax benefits exclusive of interest and penalties described below. Of this total, if recognized, $3.2 million of these unrecognized tax benefits (net of a federal tax benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had $1.3 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the nine months ended September 27, 2009, the recorded income tax expense included estimated interest of $0.3 million. As a result of the tax audit closed in the third quarter of fiscal 2009, accrued interest decreased by $0.6 million. As of September 27, 2009, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties.

The Company and its subsidiaries are subject to United States federal income tax as well as various foreign and state taxes. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. As of September 27, 2009, the Company had no tax audits in progress.

10. Net Loss Per Share

Net loss per share is calculated in accordance with the required accounting standard for earnings per share, which requires dual presentation of basic and diluted net income per share on the face of the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	49,884	49,481	49,795	49,421
Diluted potential common shares from stock
options and restricted stock units	-	-	-	-
Weighted average shares outstanding - Diluted	49,884	49,481	49,795	49,421

For the nine months ended September 27, 2009 and September 28, 2008, the Company had 6.3 million and 7.3 million shares, respectively, associated with equity awards that could potentially dilute basic earnings per share, but were excluded from the computation in the periods presented, as their effect would have been anti-dilutive.

11. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	September 27,	December 31,
	2009	2008
	(thousands)
Cumulative translation adjustments	$ 22,946	$ 20,458
Unrealized investment loss	(144)	(203)
	$ 22,802	$ 20,255

The following are the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(thousands)		(thousands)
Net loss	$ (8,557)	$ (20,737)	$ (55,680)	$ (31,707)
Cumulative translation adjustments	2,243	(1,531)	2,488	3,162
Unrealized investment gain (loss)	77	(226)	59	(332)
Comprehensive loss	$ (6,237)	$ (22,494)	$ (53,133)	$ (28,877)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, earnings, cash flow and cash position, customer demand, market share, competitiveness, margins, product development plans and levels of research and development (R&D) activity, outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings, excess inventory reserves, the level of our vendor commitments as compared to our requirements, cost-saving initiatives, and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

The semiconductor equipment industry is a cyclical market, typically experiencing wide swings in quarterly results as the industry moves through its cycle. The current downturn, which began in the second half of fiscal 2007 and expected to continue through the remainder of 2009 and perhaps into the first half of 2010, has been unusually severe and extreme. The market decline was worsened by the global economic crisis of 2008, which extended well into 2009. However, estimates from market research firms indicate that we are in the beginning stages of a cyclical recovery that is forecasted to continue to gather momentum in 2010 and may extend into the next several years. During the third quarter of 2009, we continued to see sequential improvement in our business when compared to the first quarter's cyclical trough. We are now seeing specific capacity adds from several key customers leading us to believe that a recovery in the memory segment is likely. In addition, we saw strengthening in our spares and service business as fab utilization levels continue to improve. We are encouraged by these optimistic signs, but the timing of a sustainable industry recovery, characterized by large scale capacity buys across the entire memory market, is largely dependent on the ability of our customers to commit funding for additional growth.

Until a widespread recovery in both the global economic and industry specific market occurs, we will continue to focus on cash preservation, cost reduction and protecting the investment in our new products to position us for success in the future. Since the second quarter of 2008, we have implemented strict cost reduction initiatives including reductions of our global headcount and salary reductions for all employees. We have optimized our worldwide facilities, reduced variable headcount expenses through shutdowns and unpaid time-off, and taken measures to minimize travel, outside service and facility related costs. During the downturn, we have cut costs significantly, strengthened our balance sheet and put operational initiatives in place that we expect to drive strong performance during the anticipated growth phase of the upcoming cycle. During the third quarter of 2009, we implemented additional cost reduction initiatives through continued management restructurings, reductions-in-force and extended furloughs in certain manufacturing locations. We will continue to review our operations and take further cost reduction measures as necessary, in order to minimize the cash used in operations, and retain sufficient cash reserves for the next twelve months. However, though we have implemented these cost cutting and operational flexibility measures, we are largely dependent upon increases in sales in order to improve our profitability and cash position.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 27,	September 28,
	2009	2008	Increase (Decrease)
	(thousands)	(thousands)	(thousands)%
Net sales	$ 11,187	$ 30,041	$ (18,854)	(62.8)
Cost of sales	8,722	22,371	(13,649)	(61.0)
Gross margin	2,465	7,670	(5,205)	(67.9)

Operating expenses:
Research, development and engineering	5,818	10,397	(4,579)	(44.0)
Selling, general and administrative	11,611	16,448	(4,837)	(29.4)
Amortization of intangibles	-	128	(128)	n/m (1)
Restructuring charges	1,738	1,867	(129)	(6.9)
Total operating expenses	19,167	28,840	(9,673)	(33.5)

Loss from operations	(16,702)	(21,170)	4,468	(21.1)

Interest income	139	739	(600)	(81.2)
Interest expense	(30)	(37)	7	(18.9)
Other income (expense), net	(357)	(139)	(218)	n/m (1)
Loss before income taxes	(16,950)	(20,607)	3,657	(17.7)

Provision for (benefit from) income taxes	(8,393)	130	(8,523)	n/m (1)

Net loss	$ (8,557)	$ (20,737)	$ 12,180	(58.7)

_________________
(1) Not meaningful

	Nine Months Ended
	September 27,	September 28,
	2009	2008	Increase (Decrease)
	(thousands)	(thousands)	(thousands)%
Net sales	$ 24,827	$ 120,486	$ (95,659)	(79.4)
Cost of sales	31,886	73,537	(41,651)	(56.6)
Gross margin	(7,059)	46,949	(54,008)	n/m (1)

Operating expenses:
Research, development and engineering	19,277	27,458	(8,181)	(29.8)
Selling, general and administrative	35,970	48,815	(12,845)	(26.3)
Amortization of intangibles	-	384	(384)	n/m (1)
Restructuring charges	2,556	2,615	(59)	(2.3)
Total operating expenses	57,803	79,272	(21,469)	(27.1)

Loss from operations	(64,862)	(32,323)	(32,539)	n/m (1)

Interest income	572	2,801	(2,229)	(79.6)
Interest expense	(86)	(113)	27	(23.9)
Other income (expense), net	719	(1,386)	2,105	n/m (1)
Loss before income taxes	(63,657)	(31,021)	(32,636)	n/m (1)

Provision for (benefit from) income taxes	(7,977)	686	(8,663)	n/m (1)

Net loss	$ (55,680)	$ (31,707)	$ (23,973)	75.6

_________________
(1) Not meaningful

Net Sales

Net sales decreased 63 percent to $11.2 million for the three months ended September 27, 2009, compared to $30.0 million for the same period in 2008. Net sales decreased 79 percent to $24.8 million for the nine months ended September 27, 2009 compared to $120.5 million for the same period in 2008. The decline in net sales was primarily due to the severity of the continued downturn in the overall wafer fabrication equipment market, the industry's reduced capital spending, and excess supplies at our customers' fabs. Although we witnessed some improvements in utilization rates and some capacity adds during the third quarter of fiscal 2009 when compared to the previous quarter, our customers are still exercising caution in their capital investments, which is adversely impacting our shipments of new tools and sales of spare parts and services.

Gross Margin

Gross margin was $2.5 million for the three months ended September 27, 2009, a decrease of $5.2 million when compared to $7.7 million for the same period in 2008. The decrease in gross margin was primarily caused by the 63 percent decrease in net sales in the third quarter of fiscal 2009 compared to the same period in 2008. The decrease in gross margin is also attributed to under absorption of fixed manufacturing overhead costs due to lower revenue volumes and an increase in our reserves for excess inventory and vendor commitments of $0.8 million during the third quarter of 2009.

Gross margin was a negative $7.1 million for the nine months ended September 27, 2009, a decrease of $54.0 million when compared to $46.9 million for the same period in 2008. The decrease in gross margin was primarily caused by the 79 percent decrease in net sales during the nine months ended September 27, 2009 compared to the same period in 2008. The decrease in gross margin is also attributed to under absorption of fixed manufacturing overhead costs due to the decrease in our manufacturing activities, and an increase in our reserves for excess inventory and vendor commitments of $13.9 million in 2009 compared to $2.7 million for the same period in 2008.

During the nine months ended September 27, 2009, we booked an additional $12.1 million for excess inventory reserves due to lower forecasted revenue volumes and $1.8 million for potential excess inventory resulting from vendor commitments.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses were $5.8 million for the three months ended September 27, 2009, a decrease of $4.6 million or 44 percent when compared to $10.4 million for the same period in 2008. The decrease in RD&E expenses was primarily due to restructuring activities implemented in fiscal 2008 and 2009 as well as planned shutdowns in fiscal 2009, which resulted in a $1.7 million reduction in salary related expenses, a $1.5 million reduction in project material expenditures, a $0.7 million reduction in travel and outside service expenses, a $0.5 million decrease in amortization expenses for lab tools and a $0.2 million decrease in other expenses.

RD&E expenses were $19.3 million for the nine months ended September 27, 2009, a decrease of $8.2 million or 30 percent when compared to $27.5 million for the same period in 2008. The decrease in RD&E expenses was primarily due to restructuring activities implemented in fiscal 2008 and 2009 as well as planned shutdowns in fiscal 2009, which resulted in a $4.5 million reduction in salary related expenses, a $1.4 million reduction in travel and outside service expenses, a $1.8 million reduction in project material expenditures, a $0.3 million reduction in facilities and computer related costs, and a $0.2 million decrease in other expenses.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses were $11.6 million for the three months ended September 27, 2009, a decrease of $4.8 million or 29 percent when compared to $16.4 million for the same period in 2008. The decrease in SG&A expenses was primarily due to restructuring activities implemented in fiscal 2008 and 2009 as well as planned shutdowns in fiscal 2009, which resulted in a $2.4 million reduction in employee related costs. The decrease in SG&A expenses was also attributed to the overall decline in our sales-related activities, resulting in a $1.3 million reduction in travel and outside service expense, a $0.6 million reduction in freight costs and a decrease of approximately $0.7 million in other SG&A expenses. In addition, we released $0.6 million of bad debt reserves upon receipt of payments from the customers. These expense reductions were partially offset by an increase of $0.8 million in amortization expenses for evaluation tools.

SG&A expenses were $36.0 million for the nine months ended September 27, 2009, a decrease of $12.8 million or 26 percent when compared to $48.8 million for the same period in 2008. The decrease in SG&A expenses was primarily due to restructuring initiatives implemented in fiscal 2008 and 2009 as well as planned shutdowns in fiscal 2009, which resulted in a $6.4 million reduction in employee related costs. The decrease in SG&A expenses was also attributed to the overall decline in our sales-related activities, resulting in a $4.9 million reduction in travel and outside service expenses, a $1.9 million reduction in freight costs and a combined decrease of approximately $0.9 million in other SG&A expenses. We also released $1.7 million of bad debt reserves upon receipt of payments from the customers. These expense reductions were partially offset by an increase of $3.0 million in amortization expenses for evaluation tools.

Restructuring Expenses

Beginning in the second quarter of fiscal 2008, we implemented several restructuring plans in response to the weakness in the overall semiconductor industry

2009 Restructuring Plan

In July 2009, we implemented a restructuring plan, resulting in a restructuring charge of $1.7 million, comprised of employee severance costs. During the three months ended September 27, 2009, we paid $1.7 million against the restructuring reserves related to the third quarter 2009 plan. As of September 27, 2009, we had no remaining restructuring reserves related to this plan.

2008 Restructuring Plans

In connection with the restructuring plans implemented in fiscal 2008, we recorded restructuring charges of $6.0 million, consisting of employee severance benefits and lease contract termination costs. As of December 31, 2008, we had a restructuring reserves balance of $3.9 million related to the fiscal 2008 plans, consisting of severance costs of $3.5 million and lease termination costs of $0.4 million. During the three months ended September 27, 2009, we paid $0.2 million against the restructuring reserves for the fiscal 2008 plans. During the nine months ended September 27, 2009, we recorded additional restructuring accruals of $1.3 million, paid $4.1 million against the reserves, and recorded adjustments to decrease the reserves totaling $0.4 million. As of September 27, 2009, we had a restructuring reserves balance of $0.7 million related to the fiscal 2008 plans. Of this amount, $0.1 million was comprised of accrued severance costs and $0.6 million was comprised of accrued lease termination costs. We anticipate that severance payments against the reserves will be substantially completed by the end of the 2009 fiscal year. The payment of the lease termination expense is dependent on the timing of a final agreement with a landlord, which is anticipated to occur by the end of the 2009 fiscal year.

In summary, the restructuring initiatives implemented in fiscal 2008 and 2009 have resulted in a combined headcount reduction of approximately 40 percent and a combined expected annualized cost-savings of approximately $24 million. During the three months ended September 27, 2009, we recorded restructuring accruals totaling $1.7 million and paid $1.9 million against the restructuring reserves for the 2008 and 2009 plans. The $1.7 million restructuring charge was comprised of employee severance costs. During the nine months ended September 27, 2009 , we recorded restructuring accruals totaling $3.0 million, paid $5.8 million against the restructuring reserves and recorded adjustments to decrease the reserves totaling $0.4 million for the 2008 and 2009 plans. The $3.0 million restructuring charge was comprised of $2.8 million in severance costs and $0.2 million in lease termination costs. As of September 27, 2009, we had a total restructuring reserves balance of $0.7 million for the 2008 and 2009 plans, comprised of severance costs of $0.1 million and lease termination costs of $0.6 million.

Interest and Other Income (Expense), Net

Interest income was $0.1 million for the three months ended September 27, 2009, a decrease of $0.6 million when compared to $0.7 million for the same period in 2008. Interest income was $0.6 million for the nine months ended September 27, 2009, a decrease of $2.2 million when compared to $2.8 million for the same period in 2008. The decrease in interest income was primarily due to lower cash investment balances and lower average interest rate yields during fiscal 2009. Our average interest yield was 0.8 percentage points when compared to 2.8 percentage points during the same nine-month period in fiscal 2008.

The change in other income, net for the three months ended September 27, 2009 when compared to the three months ended September 28, 2008 was insignificant. Other income, net was $0.7 million for the nine months ended September 27, 2009, an increase of $2.1 million when compared to an expense of $1.4 million for the same period in 2008. The increase in other income, net is primarily due to a net foreign currency exchange gain of $0.3 million and other income of $0.4 million for the nine months ended September 27, 2009, when compared to a foreign currency exchange loss of $0.7 million and other expense of $0.7 million for the same period in 2008. The increase in foreign currency gain was due to the significant fluctuation of the U.S. dollar against certain of the foreign currencies in which we had outstanding accounts receivable and/or accounts payable balances as of September 27, 2009.

Provision for Income Taxes

  The provision for income taxes for the nine months ended September 27, 2009 primarily consisted of $8.5 million discrete benefit from the settlement of a tax audit for the tax years ending 2001 to 2004, offset by provision for foreign taxes of $0.5 million, resulting in a overall benefit of $8.0 million. The $8.5 million discrete benefit consists of a benefit of $9.8 million from the release of tax reserves and associated accrued interest resulting from a tax audit settlement for a foreign subsidiary, offset by an expense of $1.4 million from reduction of tax assets. We did not record Federal or state tax provisions for the nine months ended September 27, 2009 primarily due to projected losses incurred in the United States.

The provision for income taxes for the nine months ended September 28, 2008 was $0.7 million, primarily consisting of a $1.1 million provision for foreign taxes, partially reduced by a discrete item resulting in a foreign tax benefit of $0.4 million. We recorded no Federal or state tax provisions for the first and second quarter of 2008 primarily due to projected losses incurred in the United States.

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.

Our valuation allowance as of September 27, 2009 was primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and a lack of carry-back capacity resulting in the inability to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $67.8 million as of September 27, 2009, a decrease of $35.6 million from $103.4 million as of December 31, 2008. We had restricted cash of $2.0 million as of September 27, 2009, which secures letters of credit provided to landlords. Stockholders' equity as of September 27, 2009 was $106.1 million compared to $156.8 million as of December 31, 2008. Working capital as of September 27, 2009 was $86.5 million compared to $140.5 million as of December 31, 2008.

Credit Arrangements

In June 2009, our $10 million revolving line of credit expired. This line of credit was collateralized by a blanket lien on all of our domestic assets excluding intellectual property. We did not borrow or have outstanding borrowings under this line of credit at any time during its term. We used this credit line solely to secure letters of credit provided primarily to landlords, totaling approximately $1.6 million. As a replacement for the security that was provided by the expired line of credit, these letters of credit are now secured by cash of $2.0 million, which is classified as restricted cash on our balance sheet as of September 27, 2009.

Off-Balance-Sheet Arrangements

As of September 27, 2009, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash used in operations was $33.6 million during the nine months ended September 27, 2009, primarily due to a net loss of $55.7 million, offset by non-cash charges totaling $13.7 million and a $8.4 million increase in cash flow from a net decrease in assets and liabilities. The decrease in assets and liabilities of $8.4 million primarily resulted from a $8.0 million net decrease in accounts receivable and advanced billings, a $8.1 million decrease in inventories and inventories-delivered systems, a $2.2 million decrease in prepaid expenses and other assets and a $0.3 million increase in other liabilities, offset by a $8.2 million decrease in accounts payable and accrued liabilities, a $2.0 million decrease in deferred revenue. Non-cash charges of $13.7 million consisted of $13.9 million in charges related to reserves for excess inventory and for vendor commitments, $6.4 million in depreciation charges, and $2.3 million in stock-based compensation, $0.3 million in charges for other non-cash items, offset by of an $8.3 million reversal of certain foreign tax liabilities and a $0.9 million decrease in allowance for doubtful accounts. The decrease in accounts receivable balance was primarily due to a combination of our collection efforts and the decline in net sales. The decrease in inventories and inventories-delivered was due to our efforts to maximize our utilization of available inventory, thereby minimizing cash outlays on new inventory. The additional reserves of $13.9 million booked for excess inventory and vendor commitments were due to excess inventory resulting from the decrease in demand for our products and for excess inventory resulting from existing vendor commitments. The decrease in accounts payable was due to decreasing revenue volumes and decrease in spending resulting from our cost-cutting activities and lower inventory requirements.

Net cash used in operations during the nine months ended September 28, 2008 was $29.5 million, primarily due to a $31.7 million net loss and a $10.9 million decrease in cash flow from a net increase in assets and liabilities, offset by non-cash charges totaling $13.1 million. The net increase in assets and liabilities of $10.9 million primarily resulted from a $11.6 million increase in inventories and inventories-delivered systems, an $8.5 million decrease in accounts payable and accrued liabilities, a $2.1 million increase in deferred revenue, and a $0.2 million decrease in other liabilities, offset by a $7.2 million decrease in accounts receivable net of advanced billings, and a $4.3 million decrease in prepaid expenses and other current assets. Non-cash charges of $13.1 million consisted of $6.7 million in depreciation and amortization charges, $2.7 million in charges related to reserves for excess inventory and for vendor commitments, $3.4 million in stock-based compensation and $0.3 million in charges for other non-cash items. The increase in inventory was primarily for new product inventory, evaluation inventory shipped to customers and increases in spares inventory for customer satisfaction purposes. The decrease in accounts payable and accounts receivable was indicative of our declining revenue volumes. The decrease in accrued liabilities of $2.2 million was primarily due to a decrease in our value added tax liabilities due to refunds received and decrease in warranty reserves as a result of lower revenue volumes partially offset by additional tax liabilities and restructuring reserves. The increases in deferred revenue were due to an increase in systems shipped during the quarter where revenue was deferred in accordance with our revenue recognition policies. The decrease in prepaid expenses of $4.3 million was primarily due to decreases in our prepaid value added tax balances as we received tax refunds.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 27, 2009 was $13.3 million, consisting of $38.5 million proceeds from sales and maturities of available-for-sale investments, offset by $20.2 million used in the purchases of available-for-sale investments, purchases of $2.0 million of certificates of deposit and capital spending of $3.0 million. The $2.0 million of certificates of deposit purchased were classified as restricted cash as of September 27, 2009. Capital spending was primarily for tools and equipment used in our manufacturing activities.

Net cash used in investing activities during the nine months ended September 28, 2008 was $7.3 million, due to purchases of $27.7 million of available-for-sale investments and capital spending of $7.1 million, partially offset by proceeds of $26.5 million from sales and maturities of available-for-sale investments and $1.0 million from sales of property and equipment. Capital spending was primarily incurred to manufacture and facilitize lab tools as part of our new product development initiatives.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 27, 2009 was $0.1 million, consisting of net proceeds from stock plan transactions.

Net cash used in financing activities during the nine months ended September 28, 2008 was $2.2 million, consisting of $2.6 million used in purchases of treasury stock as part of our common stock repurchase program, partially offset by net proceeds of $0.4 million from stock plan transactions.

Liquidity and Capital Resource Outlook

As of September 27, 2009, we had cash, cash equivalents, short-term investments and restricted cash of $67.8 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and to take appropriate cost reduction measures to ensure that we have at least six quarters of available cash at any time. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders or cause a material expense in our operations If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 27, 2009, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to us.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification as the single authoritative source for U.S. GAAP and replaces all previous U.S. GAAP accounting standards, beginning in the interim and annual periods ending after September 15, 2009. The new codification standards are promulgated under Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles, which we adopted in the third quarter of fiscal 2009. The adoption of this standard impacted references of accounting standards disclosed in our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 820-10-65 and ASC 320-10-65, which are amendments to ASC 820, Fair Value Measurements and Disclosure and ASC 320, Investments - Debt and Equity Securities, respectively. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities under the accounting standard for fair value measurements and disclosure in the current economic environment, reemphasizes that the objective of a fair value measurement remains an exit price, provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased, provides guidance on identifying circumstances that indicate a transaction is not orderly, and requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. Both ASC 820-10-65 and ASC 320-10-65 became effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 and ASC 320-1065 did not have any impact on our financial statements.

In June 2008, the FASB issued ASC 260-10-45, an amendment to ASC 260, Earnings Per Share. ASC 260-10-addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in ASC 260. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10-45 did not have any impact on our calculation of EPS.

In February 2008, the FASB issued ASC 820-10-15, an amendment to ASC 820, Fair Value Measurements and Disclosure. ASC 820-10-15 delays the effective date of ASC 820, Fair Value Measurements and Disclosure, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of ASC 820-10-15 did not have a material impact on our financial statements.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $58.3 million in cash equivalents, $7.5 million in short-term investments and $2.0 million in restricted cash as of September 27, 2009.

An immediate increase or decrease in interest rates of 100 basis points would not have a material adverse affect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our exposure to longer-term investments. As of September 27, 2009, 100 percent of our short-term investments will mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. For the nine months ended September 27, 2009, realized and unrealized foreign currency exchange gains were $0.3 million, compared to realized and unrealized foreign currency exchange losses of $0.7 million for same period in 2008. The increase in foreign currency gain was due to significant fluctuations of the U.S. dollar against certain of the foreign currencies in which we had outstanding accounts receivable and/or accounts payable balances as of September 27, 2009.

Cumulative translation adjustments included in comprehensive income for the nine months ended September 27, 2009 were $2.5 million primarily due to the weakening of the U.S. dollar, which favorably impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to $23.0 million as of September 27, 2009, compared to $20.5 million at December 31, 2008.

We did not have any hedging activities during the nine months ended September 27, 2009 and during the nine months ended September 28, 2008. We had no forward foreign exchange contracts outstanding as of September 27, 2009.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. As of September 27, 2009, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of $35 million. The last of the repurchases of common stock under this plan was completed in the first quarter of 2008.

The Company has the authorization to repurchase up to an additional $15 million of the Company's shares of common stock under the Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
10.1 (3)	Separation Agreement between Mattson Technology, Inc. and Nigel Wenden dated August 10, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

_________________

(1) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on January 30, 2001.
(2) Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.
(3) Incorporated by reference from the Mattson Technology, Inc. Current Report on Form 8-K filed on August 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTSON TECHNOLOGY, INC. (Registrant)

Dated: November 6, 2009

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2009

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)