Form 10-Q
period 2010-03-28
MATTSON TECHNOLOGY INC
filed 2010-04-30
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of April 26, 2010: 50,029,526.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	March 28,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 37,839	$ 45,346
Short-term investments	12,088	13,089
Restricted cash	2,005	2,000
Accounts receivable, net of allowance for doubtful accounts
of $1,685 as of March 28, 2010 and $2,167 as of December 31, 2009	15,618	10,420
Advance billings	4,209	905
Inventories	23,112	25,804
Inventories - delivered systems	1,688	-
Prepaid expenses and other current assets	5,781	5,848
Total current assets	102,340	103,412
Property and equipment, net	19,563	21,643
Intangibles, net	1,188	1,250
Other assets	6,287	6,768
Total assets	$ 129,378	$ 133,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,644	$ 7,514
Accrued liabilities	18,803	18,293
Deferred revenue	6,013	2,150
Total current liabilities	36,460	27,957
Income taxes payable, non-current	4,484	4,458
Other liabilities	5,177	5,952
Total liabilities	46,121	38,367

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 54,195 shares issued and 50,014 shares outstanding as of March 28, 2010
54,140 shares issued and 49,960 shares outstanding as of December 31, 2009	54	54
Additional paid-in capital	632,426	631,785
Accumulated other comprehensive income	20,680	22,014
Treasury stock, 4,181 shares as of March 28, 2010 and 4,181 shares
as of December 31, 2009	(37,986)	(37,986)
Accumulated deficit	(531,917)	(521,161)
Total stockholders' equity	83,257	94,706
Total liabilities and stockholders' equity	$ 129,378	$ 133,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)
	Three Months Ended
	March 28,	March 29,
	2010	2009
Sales:
Products	$ 23,648	$ 4,699
Services	1,547	873
Net sales	25,195	5,572

Cost of sales:
Products	17,022	13,130
Services	411	357
Total cost of sales	17,433	13,487

Gross margin	7,762	(7,915)

Operating expenses:
Research, development and engineering	6,406	6,650
Selling, general and administrative	12,373	12,854
Restructuring charges	16	918
Total operating expenses	18,795	20,422

Loss from operations	(11,033)	(28,337)

Interest income	30	279
Interest expense	(32)	(33)
Other income (expense), net	458	1,026
Loss before income taxes	(10,577)	(27,065)

Provision for income taxes	179	162

Net loss	$ (10,756)	$ (27,227)

Net loss per share:
Basic and diluted	$ (0.22)	$ (0.55)

Shares used in computing net loss per share:
Basic and diluted	49,984	49,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Three Months Ended
	March 28,	March 29,
	2010	2009
Cash flows from operating activities:
Net loss	$ (10,756)	$ (27,227)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for doubtful accounts	(481)	(89)
Amortization of intangibles	62	-
Depreciation	1,822	2,162
Deferred income taxes	(292)	-
Inventory valuation	-	9,279
Stock-based compensation	642	852
Other non-cash items	(39)	92
Changes in assets and liabilities:
Accounts receivable	(4,944)	11,644
Advance billings	(3,304)	140
Inventories	2,707	1,375
Inventories - delivered systems	(1,688)	956
Prepaid expenses and other current assets	20	(297)
Other assets	743	198
Accounts payable	4,182	(1,979)
Accrued liabilities	647	(3,472)
Deferred revenue	3,738	(1,739)
Income taxes payable, noncurrent and other liabilities	(576)	(877)
Net cash used in operating activities	(7,517)	(8,982)

Cash flows from investing activities:
Purchases of available-for-sale investments	(5,097)	(14,189)
Purchases of certificate of deposit	(5)	-
Sales and maturities of available-for-sale investments	6,125	10,500
Purchases of property and equipment	(99)	(1,945)
Net cash provided by (used in) investing activities	924	(5,634)

Cash flows from financing activities:
Proceeds from stock plans	(1)	-
Purchases of treasury stock	-	-
Net cash used in financing activities	(1)	-

Effect of exchange rate changes on cash and cash equivalents	(913)	(708)
Net decrease in cash and cash equivalents	(7,507)	(15,324)
Cash and cash equivalents, beginning of period	45,346	77,107
Cash and cash equivalents, end of period	$ 37,839	$ 61,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2010 (unaudited)

1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the Company or Mattson) for the year ended December 31, 2009, which are included in the Company's Annual Report on Form 10-K.

The Company's current year will end on December 31, 2010 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30, and September 30, and on December 31. The latest fiscal quarter ended on March 28, 2010. The results of operations for the three months ended March 28, 2010 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2010.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of March 28, 2010, the Company had cash, cash equivalents and short-term investments of $49.9 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that it has at least six quarters of available cash at any time. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to the Company's current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2010, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

In January 2010, the Financial Accounting Standards Board ("FASB") issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a "gross" presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the "net" presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which the Company is not required to adopt until January 1, 2011.

In October 2009, the FASB issued new standards for revenue recognition with respect to multiple-deliverable arrangements. As a result of the new standards, multiple-deliverable arrangements will be separated in more circumstances than under existing revenue recognitions standards. The new standards establish a selling price hierarchy for determining the selling price of a deliverable. Such selling price for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standards also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The new standards are effective for revenue arrangements that begin or are changed in fiscal years starting after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its revenue recognition policies as well as the impact on its financial statements.

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of March 28, 2010 and December 31, 2009 are carried at fair market value, as shown below:

	March 28,	December 31,
	2010	2009
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 22,451	$ 26,948
Money market funds	9,962	15,398
Commercial paper	5,426	3,000
	$ 37,839	$ 45,346
Short-term investments:
United States agency securities	$ 4,045	$ 4,057
United States corporate bonds	1,045	2,035
Commercial paper	6,998	6,997
	$ 12,088	$ 13,089

Restricted cash:
Certificates of deposit	$ 2,005	$ 2,000
	$ 2,005	$ 2,000

As of March 28, 2010 and December 31, 2009, the Company had restricted cash of $2.0 million, which primarily secures standby letters of credit provided to certain landlords. See Note 7.

All short-term investments as of March 28, 2010 and December 31, 2009 are considered available-for-sale and are marked to market with unrealized gains and losses recorded as a component of other comprehensive income (loss).

The maturities of short-term investments as of March 28, 2010 and December 31, 2009 are shown below:

	March 28,	December 31,
	2010	2009
(thousands)
Contractual maturities of short-term investments:
Due within one year	$ 12,088	$ 13,089
Due in one to two years	-	-
	$ 12,088	$ 13,089

Inventories as of March 28, 2010 and December 31, 2009 were as follows:

	March 28,	December 31,
	2010	2009
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 9,911	$ 11,539
Work-in-process	10,004	8,347
Finished goods	3,197	5,918
	$ 23,112	$ 25,804

As of March 28, 2010 and December 31, 2009, the Company had inventory reserves of $24.8 million and $27.7 million, respectively, which primarily consist of reserves for excess and obsolete inventory. As of March 28,

2010 and December 31, 2009, the Company had reserves for vendor commitments of $0.6 million and $1.1 million, respectively, which represent unreceived inventory that is in excess of production requirements. The reserve for vendor commitments is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

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

	March 28,	December 31,
	2010	2009
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 55,543	$ 56,818
Furniture and fixtures	11,464	11,888
Leasehold improvements	17,874	18,390
	84,881	87,096
Less: accumulated depreciation	(65,318)	(65,453)
	$ 19,563	$ 21,643

Accrued liabilities:
Accrued compensation and benefits	$ 6,616	$ 5,852
Warranty	1,808	1,310
Accrued value-added tax	3,110	2,942
Restructuring	612	609
Vendor purchase commitments	556	1,062
Other	6,101	6,518
	$ 18,803	$ 18,293

Other liabilities:
Deferred revenue, noncurrent	$ 3,250	$ 3,375
Other	1,927	2,577
	$ 5,177	$ 5,952

3. Fair Value

The Company measures assets and liabilities at fair value based on exit price, which is defined by the authoritative guidance on fair value measurements as the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of March 28, 2010.

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

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy, as these instruments are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and transaction value. Specifically, the Company values its investments in U.S. government and agency securities, money market securities, certificates of deposit and plan assets under the Company's Deferred Compensation Plan based on quoted market prices in active markets; and values its investments in corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations based on other observable inputs. The Company had no assets or liabilities classified within Level 3 as of March 28, 2010.

As of March 28, 2010 and December 31, 2009, the Company had a cumulative unrealized loss of $0.1 million and $0.1 million, respectively, related to its investment instruments. These amounts were included as a component of other comprehensive income (loss). See Note 13.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of March 28, 2010 and December 31, 2009:

	March 28, 2010			December 31, 2009
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Cash and cash equivalents:(1)
Money market funds	$ 9,962	$ -	$ 9,962	$ 15,398	$ -	$ 15,398
Certificates of deposit	2,005	-	2,005	2,000	-	2,000
Commercial paper	-	5,426	5,426	-	3,000	3,000
Short-term investments:
United States agency securities	4,045	-	4,045	4,057	-	4,057
United States corporate bonds	-	1,045	1,045	-	2,035	2,035
Commercial paper	-	6,998	6,998	-	6,997	6,997
Other assets:
Equity instruments (2)	122	-	122	814	-	814
Total assets measured at fair value	$ 16,134	$ 13,469	$ 29,603	$ 22,269	$ 12,032	$ 34,301

_________________
(1) Excludes cash in bank of $22.5 million and $26.9 million as of March 28, 2010 and December 31, 2009, respectively.
(2) Represents plan assets under the Company's Deferred Compensation Plan.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of March 28, 2010 and December 31, 2009:

	March 28,	December 31,
	2010	2009
	(thousands)

Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(62)	-
	$ 1,188	$ 1,250

In December 2009, the Company acquired certain intellectual property assets related to its etch and strip plasma processes for approximately $1.3 million. These intangible assets are being amortized over a 5-year period. For the three months ended March 28, 2010 and March 29, 2009, the Company recorded amortization expense of approximately $0.1 million and $0 (zero), respectively.

5. Restructuring Charges

In fiscal 2009 and 2008, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs. The following table summarizes changes in the restructuring accrual for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended March 28, 2010			Three Months Ended March 29, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 89	$ 520	$ 609	$ 3,496	$ 376	$ 3,872
Restructuring charge	-	-	-	861	150	1,011
Payments	(13)	-	(13)	(2,703)	-	(2,703)
Reserve adjustments	59	(43)	16	(93)	-	(93)
Ending balance	$ 135	$ 477	$ 612	$ 1,561	$ 526	$ 2,087

The Company anticipates that the remaining severance payments will be completed in 2010. With respect to the lease contract termination, the Company is currently engaged in an ongoing negotiation with the landlord, and the payment of the lease termination expense depends on the timing of a final agreement with the landlord.

6.  Guarantees

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

The following table summarizes changes in the product warranty accrual for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(thousands)
Balance at beginning of period	$ 1,310	$ 4,381
Accrual for warranties issued during the period	836	61
Changes in liability related to pre-existing warranties	(44)	(729)
Settlements made during the period	(294)	(622)
Balance at end of period	$ 1,808	$ 3,091

In the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The Company has not recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of March 28, 2010, the maximum potential amount that the Company could be required to pay was approximately $1.6 million, consisting of standby letters of credit. The letters of credit are secured by certificates of deposit of $2.0 million, which are classified as restricted cash in the accompanying Consolidated Balance Sheet as of March 28, 2010.

The Company is a party to various agreements, pursuant to which it may be obligated to indemnify other parties with respect to certain matters. Typically, these obligations arise in the context of contracts under which the Company may agree to hold other parties harmless against losses arising from a breach of representations or with respect to certain intellectual property, operations or tax-related matters. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have defenses to asserted claims and/or recourse against third parties for payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's financial position, results of operations or cash flows. The Company believes if it were to incur a loss in any of these matters, such loss would not have a material effect on its financial position, results of operations or cash flows.

7. Commitments and Contingencies

The Company holds various operating leases related to its facilities and equipment worldwide and a sublease in respect to its facility located in Exton, Pennsylvania.

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual increases of approximately 3.5 percent. The Company is also responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, under a restoration cost obligation provision, which is being recognized on a straight-line basis over the lease term. To secure this obligation, the Company provided the landlord a letter of credit of $1.5 million, which is included in the Company's restricted cash balance of $2.0 million as of March 28, 2010.

The Company continues to lease one building previously used to house the administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire on March 31, 2019, with a current rental cost of approximately $0.9 million annually. The Company expects to make rent payments under this lease over the remaining term of the lease, less any sublet amounts. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $8.2 million were assumed in determining the facilities lease loss, offset by the expected sublease income. In January 2008, the Company sublet this facility until December 2010, with an option for an additional three years; and in October 2009, the lessee entered into an agreement with the Company to terminate the sublease agreement as of June 30, 2010 and simultaneously entered into a new agreement to lease approximately 50 percent of the Exton facility until December 2015, cancellable anytime after December 31, 2012. Under the existing sublease agreement, the Company's estimate of the expected future sublease income was approximately $2.6 million as of March 28, 2010. At both March 28, 2010 and December 31, 2009, the Company had an accrual liability balance of $0.7 million related to this facility. Adjustments to this accrual will be made in future periods, if evidence of any adjustment can be reasonably estimated as future events and circumstances become known.

In connection with its acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (i) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $14.0 million based on the applicable exchange rate as of March 28, 2010), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. Under the provisions of this agreement, if the Company, or MTC, did not materially satisfy its obligations pursuant to the covenants, the Minister could have demanded payment of liquidated damages in the amount of CAD 14,269,290 (approximately $14.0 million as of March 28, 2010) less any royalties paid by MTC or the Company to the Minister. As of March 28, 2010, the Company was no longer subject to covenants (ii) and (iii), as discussed above; but is still subject to covenant (i), relating to the payment of royalty on revenues from the Flash RTP product until 2020. However, if MTC is dissolved, files for bankruptcy or does not materially comply with certain terms and conditions of the contract prior to its expiration on December 31, 2020, the Company would be subject to liquidated damages in the amount of CAD 14,269,290 (approximately $14.0 million as of March 28, 2010) less any royalties paid by MTC or the Company to the Minister.

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

The Company's stock-based compensation expense for the three months ended March 28, 2010 and March 29, 2009 was as follows:

	Three Months Ended
	March 28, 2010	March 29, 2009
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 537	$ 628
Restricted stock units	95	211
Employee stock purchase plan	10	13
Total stock-based compensation	$ 642	$ 852

Stock-based compensation by category of expense:
Cost of sales	$ 18	$ 38
Research, development and engineering	103	124
Selling, general and administrative	521	690
Total stock-based compensation	$ 642	$ 852

The Company did not capitalize any stock-based compensation as inventory as of March 28, 2010 and March 29, 2009 as such amounts were inconsequential.

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended
	March 28, 2010	March 29, 2009
Expected dividend yield	—	—
Expected stock price volatility	74%	66%
Risk-free interest rate	2.4%	1.8%
Expected life of options	5 years	5 years

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

9. Employee Stock Plans

As of March 28, 2010, the Company had 2.6 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the three months ended March 28, 2010:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2009	3,651	5,033	$ 6.62	384	$ 4.21
Stock options:
Granted	(1,243)	1,243	3.08	-	-
Exercised	-	(41)	0.90	-	-
Cancelled or forfeited	158	(158)	10.86	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	7	-	-	(23)	7.25
Cancelled or forfeited	3	-	-	(1)	6.47
Balances at March 28, 2010	2,576	6,077	$ 5.83	360	$ 3.94

Stock Options

Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at exercise prices that are at least 100 percent of the fair market value of the Company's common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the date of grant, and the remaining options vest 1/36 per month for the next 36 months thereafter. During the first quarter of 2009, in addition to the annual employee stock option grants, the Company granted a special retention stock option with a two-year vesting period to certain of its employees.

During the three months ended March 28, 2010 and March 29, 2009, the Company granted 1.2 million and 1.3 million stock options, respectively, with an estimated total grant-date fair value of $2.3 million and $0.6 million, respectively, net of estimated forfeitures.

Restricted Stock Units (RSU)

The Company's equity incentive plan under the 2005 Plan provides for grants of time-based and performance-based RSUs.

Time-Based Restricted Stock Units

RSUs granted through 2007 generally vest 25 percent of the units granted on the first anniversary of the date of grant, and 1/16 of the initial units granted per quarter thereafter. Beginning in 2008, time-based RSUs vest 25 percent of the units granted on each anniversary of the date of grant. On occasion, the Company grants time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2005 Plan are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto.

The Company did not grant any time-based RSUs during the three months ended March 28, 2010 and March 29, 2009. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period. For the three months ended March 28, 2010 and March 29, 2009, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to time-based RSUs, net of estimated forfeitures. As of March 28, 2010, the Company had 0.1 million of unvested time-based RSUs outstanding, with unrecognized compensation expense of $0.3 million, net of estimated forfeitures and an estimated weighted-average amortization period of 1.7 years.

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

During the first quarter of 2008, the Company's Board of Directors approved the grant of 683,000 performance-based RSUs to certain of its senior-level management, with vesting in four equal tranches upon the achievement of four sequentially increasing revenue performance targets and contingent on the achievement of certain operating profit margin and stock price thresholds. By December 31, 2008, the Company determined that due to the deteriorating market conditions during the fourth quarter of 2008, it was not probable that any of the four revenue targets and the operating profit targets would be met by the specified dates. As a result, the stock-based compensation related to these RSUs was deemed unrecognizable. Since the fourth quarter of 2008, the Company has cancelled a total of 384,000 of these performance-based RSUs based on employee terminations, leaving 299,000 units outstanding as of March 28, 2010. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing expenses in the period that such determination is made. The Company did not record any compensation expense related to these RSUs during the three months ended March 28, 2010.

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

Three Months Ended
	March 28, 2010	March 29, 2009
Stock options:	(thousands, except weighted-average fair values)
Weighted-average fair value of options granted during the period	$ 1.89	$ 0.43
Intrinsic value of options exercised during the period (1)	$ 114	$ -
Restricted stock units with time based vesting:
Weighted-average fair value of time-based RSUs granted during the period	$ -	$ -

_______________
(1) Amount represents the difference between the exercise price of the option and the Company's closing stock price on the date of exercise.

Supplemental disclosure information about the Company's stock options outstanding as of March 28, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Vested and exercisable options as of March 28, 2010	3,506	$ 7.88	3.6	$ 2,405
Unvested options as of March 28, 2010	2,571	$ 3.03	6.2	$ 4,953
Outstanding options as of March 28, 2010	6,077	$ 5.83	4.7	$ 7,358

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.57 as of March 26, 2010, which would have been received by the option holders had all option holders exercised their options at that date. The Company settles employee stock option exercises with newly issued common shares.

10. Reportable Segments

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	March 28, 2010		March 29, 2009
	(thousands)%		(thousands)%
United States	$ 959	4%	$ 938	17%
Taiwan	672	3%	584	10%
Korea	15,993	63%	145	3%
Japan	1,258	5%	310	6%
Other Asia	4,975	20%	2,274	40%
Europe and others	1,338	5%	1,321	24%
	$ 25,195	100%	$ 5,572	100%

In the three months ended March 28, 2010, three customers accounted for 56 percent, 14 percent and 11 percent of net sales, respectively. In the three months ended March 29, 2009, two customers accounted for 37 percent and 13 percent of net sales, respectively. As of March 28, 2010, four customers accounted for 31 percent, 21 percent, 15 percent and 10 percent of the Company's accounts receivable balance. As of December 31, 2009, three customers accounted for 27 percent, 19 percent and 14 percent of the Company's accounts receivable balance.

Geographical information relating to the Company's property and equipment, net, as of March 28, 2010 and December 31, 2009 is as follows:

	March 28, 2010		December 31, 2009
	(thousands)%		(thousands)%
United States	$ 14,010	72	$ 15,516	72
Germany	3,359	17	3,937	18
Canada	2,016	10	1,981	9
Others	178	1	209	1
	$ 19,563	100	$ 21,643	100

11. Income Taxes

  The provision for income taxes for the three months ended March 28, 2010 and March 29, 2009 were each $0.2 million, consisting of provisions for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, the Company had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million is approximately $3.3 million of unrecognized tax benefits (net of federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. The Company does not anticipate there will be a significant change in its unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended March 28, 2010, the recorded income tax expense included estimated interest of $0.1 million.

The Company and its subsidiaries are subject to United States Federal income tax as well as to income taxes in various foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. The Company has no tax audits in progress as of March 28, 2010.

12. Net Loss Per Share

The Company presents both basic and diluted net income per share on the face of its Condensed Consolidated Statements of Operations in accordance with the authoritative guidance on earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period. For the purposes of computing diluted net income per share, weighted average common stock equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(thousands)
Weighted average shares outstanding - Basic	49,984	49,703
Diluted potential common shares from stock
options and restricted stock units	-	-
Weighted average shares outstanding - Diluted	49,984	49,703

For the three months ended March 28, 2010 and March 29, 2009, the Company had 6.4 million and 7.4 million shares, respectively, of equity awards that could potentially dilute basic earnings per share, but were excluded from the computation in the periods presented, as their effect would have been anti-dilutive.

13. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	March 28,	December 31,
	2010	2009
	(thousands)
Cumulative translation adjustments	$ 20,798	$ 22,123
Unrealized investment loss	(118)	(109)
	$ 20,680	$ 22,014

The following are the components of comprehensive income (loss):

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(thousands)
Net loss	$ (10,756)	$ (27,227)
Cumulative translation adjustments	(1,325)	(1,179)
Unrealized investment loss	(9)	(114)
Comprehensive loss	$ (12,090)	$ (28,520)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, earnings, cash flow and cash position, customer demand, market share, competitiveness, margins, product development plans and levels of research and development (R&D) activity, customer acceptance of our new product lines, market demand for semiconductor devices, outsourcing plans and operating expenses, tax expenses, the expected effects, cost and timing of restructurings, excess inventory reserves, the level of our vendor commitments as compared to our requirements, cost-saving initiatives, and consolidation of operations and facilities, economic conditions in general and in our industry, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes," and similar expressions, although some forward- looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Documents to Review In Connection With Management's Analysis of Financial Condition and Results of Operations

      This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2009 (our 2009 Form 10-K).

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

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry moves through its cycle. The recently concluded downturn in the industry was unusually severe and extreme due to the global economic crisis. However, based on recent trends, we believe that the industry has entered a recovery phase.

The trough of the last cycle was the first quarter of 2009. Since that point, we began to see our customers enter a period of technology purchases, particularly technology that enables shrinkage of device geometries, thus enabling more IC's on each wafer. During this phase of the recovery, we began to see increases in orders from a small group of customers for our technology- oriented core products, such as the RTP Helios, and continuing acceptance of our newly introduced products, the paradigmE and HeliosXP. This trend has resulted in consecutive quarters of sequential double-digit revenue growth. Recently, additional customers have announced expansion plans to be executed over the next six to eight quarters, and some industry analysts are predicting a favorable long-term outlook for the semiconductor industry. We believe that based on these trends, the industry is poised to entered a new phase of capacity expansion of existing facilities and the building of new fabs which are characteristic of a recovery period of the cycle. When this occurs, we expect to see capacity orders by customers across all of our products.

We believe that we are strongly positioned to capitalize on an industry upturn, due in large part to our strategy to diversify our core products and to enter the large etch market. In the first quarter of 2010, we shipped a paradigmE dielectric etch evaluation system to a leading foundry. The paradigmE system is our newest advanced innovation targeted to meet the stringent requirements of advanced dielectric etch applications. In addition, we received final acceptance of the Millios milli-second anneal evaluation system from a leading memory supplier, and we continue to see increasing orders and shipments of the Suprema strip product and the HeliosXP, our new RTP tool.

As a result of our investments in new and innovative solutions, we have more products at leading edge applications than at any time in our history. Our investments in etch and millisecond anneal are yielding favorable results, with additional opportunities emerging in these new markets. As our customers move to advanced technology and cost effective solutions, we believe our low cost and high productivity solutions are well positioned to provide enabling capabilities at a low cost of ownership.

Going forward, the success of our business will be dependent on numerous factors including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors will also include our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles and (e) generate the gross profits necessary to enable us to make the necessary investments in our business.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	March 28, 2010		March 29, 2009		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Sales
Products	$ 23,648	93.9	$ 4,699	84.3	$ 18,949	403.3
Services	1,547	6.1	873	15.7	674	77.2
Net sales	25,195	100.0	5,572	100.0	19,623	352.2
Cost of sales
Products	17,022	67.6	13,130	n/m (1)	3,892	29.6
Services	411	1.6	357	6.4	54	15.1
Total cost of sales	17,433	69.2	13,487	n/m (1)	3,946	29.3
Gross margin	7,762	30.8	(7,915)	(142.0)	15,677	n/m (1)
Operating expenses:
Research, development and engineering	6,406	25.4	6,650	n/m (1)	(244)	(3.7)
Selling, general and administrative	12,373	49.1	12,854	n/m (1)	(481)	(3.7)
Restructuring charges	16	0.1	918	16.5	(902)	(98.3)
Total operating expenses	18,795	74.6	20,422	n/m (1)	(1,627)	(8.0)
Loss from operations	(11,033)	n/m (1)	(28,337)	n/m (1)	17,304	(61.1)
Interest income	30	0.1	279	5.0	(249)	(89.2)
Interest expense	(32)	(0.1)	(33)	(0.6)	1	(3.0)
Other income (expense), net	458	1.8	1,026	18.4	(568)	(55.4)
Loss before income taxes	(10,577)	n/m (1)	(27,065)	n/m (1)	16,488	(60.9)
Provision for income taxes	179	0.7	162	2.9	17	10.5
Net loss	$ (10,756)	n/m (1)	$ (27,227)	n/m (1)	$ 16,471	(60.5)

_____________
(1) Not meaningful

Net Sales

Net sales were $25.2 million for the three months ended March 28, 2010, an increase of $19.6 million compared to $5.6 million for the three months ended March 29, 2009. The revenue level for the first quarter of 2009 was at the trough of the recently ended downturn in the semiconductor equipment industry. Since that time, we began to see technology purchases by certain of our customers. The increase in net sales for the first quarter of 2010 was primarily due to increases in sales of substantially all of our products, as our customers continue to fund technology buys for capacity expansion during the current recovery.

International sales to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan comprised approximately 96 percent of net sales for the three months ended March 28, 2010 compared to 83 percent for the three months ended March 29, 2009.

Gross Margin

Gross margin dollars for the three months ended March 28, 2010 were $7.8 million, an increase of $15.7 million compared to a negative $7.9 million for the three months ended March 29, 2009. Gross margin percentage was 31 percent for the three months ended March 28, 2010 compared to a negative 142 percent for the three months ended March 29, 2009. The increase in gross margin dollars was primarily due to (i) an increase in net sales of $19.6 million for the first quarter of 2010 compared to the same quarter of fiscal 2009, which contributed to $6.3 million of the increase in gross margin dollars; (ii) sale of $0.6 million of inventory that was previously written off as part of excess and obsolete inventory during the first quarter of 2010 compared to charges of $6.8 million for excess and obsolete inventory for the corresponding quarter of fiscal 2009; and (iii) charges for vendor commitment reserves, which represent unreceived inventory that is in excess of production requirements, of $0 (zero) for the first quarter of 2010 compared to $2.5 million for the corresponding quarter of fiscal 2009.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses were $6.4 million for the three months ended March 28, 2010, a decrease of $0.3 million or 4 percent, compared to $6.7 million for the same quarter of fiscal 2009. The RD&E spending level for the first quarter of 2010 reflects the effects of our various cost-cutting initiatives in the previous two fiscal years, which included headcount reductions in RD&E functions.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses were $12.4 million for the three months ended March 28, 2010, a decrease of $0.5 million or 4 percent, compared to $12.9 million for the same quarter of fiscal 2009. The slight decrease in SG&A expenses for the first quarter of 2010 was primarily due to a $0.8 million decrease in salaries and related costs and a $0.8 million decrease in depreciation expense, partially offset by a combined $1.2 million increase in shipping (freight), travel expenses and material costs. The SG&A spending level for the first quarter of 2010 also reflects the effects of our various cost-cutting initiatives in the previous two fiscal years, which included headcount reductions in SG&A functions.

Restructuring Expenses

Beginning in the second quarter of 2008 through the third quarter of 2009, we implemented several restructuring plans, which resulted in combined restructuring charges of approximately $8.6 million, a combined reduction of approximately 40 percent of our workforce and a combined expected annualized cost-savings of approximately $24.0 million. As of December 31, 2009, we had a remaining restructuring reserves balance of $0.6 million, comprised of severance costs of $0.1 million and lease termination costs of $0.5 million. We had minimal restructuring activities during the three months ended March 28, 2010. As of March 28, 2010, we had a remaining restructuring reserves balance of $0.6 million, comprised of severance costs of $0.1 million and lease termination costs of $0.5 million.

We anticipate that severance payments against the reserves will be substantially completed in fiscal 2010. With respect to the lease termination, we are currently engaged in an ongoing negotiation with the landlord, and the payment of the lease termination expense will depend on the timing of a final agreement with the landlord.

Interest and Other Income (Expense), Net

Interest income decreased by $0.3 million for the three months ended March 28, 2010 when compared to the corresponding quarter of fiscal 2009. The decrease in interest income was primarily due to lower cash investment balances and lower average interest rate yields, which was 0.5 percentage points for the three months ended March 28, 2010 compared to 1.0 percent for the corresponding period of fiscal 2009.

Other income, net was $0.5 million for the three months ended March 28, 2010, a decrease of $0.5 million compared to $1.0 million for the same quarter of fiscal 2009. The decrease in Other income, net was primarily due to a net foreign currency exchange gain of $0.3 million compared to a foreign currency exchange gain of $0.9 million for the same quarter of fiscal 2009. The decrease in foreign currency gain was due to exchange rate fluctuations of the U.S. dollar against certain of the foreign currencies in which our accounts receivable and accounts payable are denominated.

Provision for Income Taxes

The provision for income taxes for the three months ended March 28, 2010 and March 29, 2009 were each $0.2 million, consisting of provisions for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year to date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, we had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million is approximately $3.3 million of unrecognized tax benefits (net of federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We do not anticipate there will be a significant change in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, we had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended March 28, 2010, the recorded income tax expense included estimated interest of $0.1 million.

We are subject to United States Federal income tax as well as to income taxes in various foreign and state jurisdictions. Our Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. We had no tax audits in progress as of March 28, 2010.

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

Consistent with our 2009 Form 10-K, we consider certain accounting policies for the following areas as critical to our business operations and an understanding of our results of operations:

  Revenue Recognition

  Allowance for Doubtful Accounts

  Warranty

  Inventories and Inventory Valuation

  Fair Value Measurement of Assets and Liabilities

  Impairment of Long-Lived Assets

  Restructuring

  Income Taxes

  Stock-based Compensation

There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2009 Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $51.9 million as of March 28, 2010, a decrease of $8.5 million from $60.4 million as of December 31, 2009. We had restricted cash of $2.0 million as of March 28, 2010, which primarily secures letters of credit provided to certain landlords. Stockholders' equity as of March 28, 2010 was $83.3 million compared to $94.7 million as of December 31, 2009. Working capital as of March 28, 2010 was $65.9 million compared to $75.5 million as of December 31, 2009.

Off-Balance-Sheet Arrangements

As of March 28, 2010, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2009 Form 10-K.

Cash Flows from Operating Activities

Net cash used in operations of $7.5 million for the three months ended March 28, 2010 was primarily comprised of net loss of $10.8 million, partially offset by a $1.5 million increase in cash flow from a net decrease in assets and liabilities and non-cash charges of approximately $1.7 million. The increase in cash flow from a net decrease in assets and liabilities of $1.5 million was primarily comprised of a $4.8 million increase in accounts payable and accrued liabilities, a $3.7 million increase in deferred revenue, a $1.0 million net decrease in inventories and inventory - delivered systems, and a net decrease in other assets of $0.2 million, partially offset by a $8.2 million increase in accounts receivable and advanced billings. Non-cash charges of $1.7 million consisted of $1.8 million of depreciation charges and approximately $0.6 million of stock-based compensation, partially offset by a $0.5 million release of bad debt expense, and $0.3 million of deferred income taxes. The increases in accounts receivable and accounts payable reflect the increase in revenue volumes during the first quarter of 2010. The increases in advance billings, inventory - delivered systems and deferred revenue were due to an increase in systems shipped during the quarter for which revenue was deferred in accordance with the authoritative guidance for revenue recognition.

Net cash used in operations of $9.0 million for the three months ended March 29, 2009 was primarily comprised of a net loss of $27.2 million, non-cash charges of $12.3 million and a $5.9 million increase from changes in assets and liabilities. The increase in net assets of $5.9 million was primarily comprised of an $11.8 million reduction in accounts receivable and advance billings, a $2.3 million reduction in inventories, which were partially offset by a $5.5 million decrease in accounts payable and accrued liabilities, a $1.7 million decrease in deferred revenue, and a $0.9 million decrease in other liabilities. Non-cash charges of $12.3 million were primarily comprised of charges of $9.3 million for reserves for excess and obsolete inventory and for vendor commitments, $2.2 million of depreciation charges, and $0.9 million of stock-based compensation. The decrease in accounts receivable was primarily due to the significant decline in our revenues, as we were in the trough of the downturn in the semiconductor equipment industry during the first quarter of 2009. The decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities were also due to the decline in our revenue volumes in the first quarter of 2009. The inventory valuation charges was due to excess inventory resulting from the declining demand for our products and for excess inventory resulting from our then existing vendor commitments.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.9 million for the three months ended March 28, 2010, primarily consisting of $6.1 million proceeds from sales and maturities of available-for-sale investments, offset by $5.1 million used in the purchases of available-for-sale investments, and capital spending of $0.1 million.

Net cash used in investing activities was $5.6 million for the three months ended March 29, 2009, primarily consisting of $14.2 million used in the purchases of available-for-sale investments and capital spending of $1.9 million, partially offset by $10.5 million from the sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 28, 2010 was not material. We did not have transactions involving financing activities for the three months ended March 29, 2009.

Liquidity and Capital Resource Outlook

As of March 28, 2010, we had cash, cash equivalents and short-term investments of $49.9 million. We believe that these balances will be sufficient to fund our working and other capital requirements for the next twelve months. The cyclical nature of our business impacts our liquidity requirements. An upturn in the semiconductor industry will result in increased working capital requirements for inventory purchases and accounts receivable. At the same time, while we do not expect any further weakening in demand for our products in the foreseeable future, should such weakening occur, it would results in a decrease to our cash balances. We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and to take appropriate cost reduction measures to ensure that we have at least six quarters of available cash at any time. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders or cause a material expense in our operations. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to us.

In January 2010, the Financial Accounting Standards Board ("FASB") issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a "gross" presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the "net" presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting thereafter. We adopted the amended fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which we are not required to adopt until January 1, 2011.

In October 2009, the FASB issued new standards for revenue recognition with respect to multiple-deliverable arrangements. As a result of the new standards, multiple-deliverable arrangements will be separated in more circumstances than under existing revenue recognitions standards. The new standards establish a selling price hierarchy for determining the selling price of a deliverable. Such selling price for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standards also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The new standards are effective for revenue arrangements that begin or are changed in fiscal years starting after June 15, 2010 and early adoption is permitted. We are currently evaluating the impact of this amendment on our revenue recognition policies as well as the impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents and short-term investments in accordance with authoritative guidance for accounting for investments in debt and equity securities; we consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents; and we classify our short-term investments as available-for-sale.

Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders' equity in the Condensed Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense), net in the Condensed Consolidated Statements of Operations.

As of March 28, 2010, our investment portfolio consisted of $39.8 million in cash, cash equivalents and restricted cash and $12.1 million in short-term investments. Based on the size of investment portfolio as of March 28, 2010, an immediate increase in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our exposure to longer-term investments. As of March 28, 2010, 100 percent of our short-term investments mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of Accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. For the three months ended March 28, 2010, realized and unrealized foreign currency exchange gains were $0.3 million, compared to realized and unrealized foreign currency exchange gain of $0.9 million for same period in 2009. The decrease in foreign currency gain was due to exchange rate fluctuations of the U.S. dollar against certain of the foreign currencies in which our accounts receivable and accounts payable are denominated.

Cumulative translation adjustments included in comprehensive income for the three months ended March 28, 2010 were $1.3 million primarily due to the strengthening of the U.S. dollar, which adversely impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to $20.8 million as of March 28, 2010, compared to $22.1 million as of December 31, 2009.

We did not have any hedging activities during the three months ended March 28, 2010 and during the three months ended March 29, 2009. We had no forward foreign exchange contracts outstanding as of March 28, 2010.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Other items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q or elsewhere, is set forth in our 2009 Form 10-K.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed under Item 1A, "Risk Factors" contained in our 2009 Form 10-K, which are incorporated herein by reference.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of the Company's shares of common stock through open-market purchases or private transactions. As of March 28, 2010, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted- average purchase price of $9.20 for a total purchase price of approximately $35 million. Our last repurchase of common stock under this plan was in the first quarter of 2008. As of March 28, 2010, we have the authorization to repurchase up to an additional $15 million of our shares of common stock under the Repurchase Plan.

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

Dated: April 30, 2010

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2010

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)