Form 10-Q
period 2010-06-27
MATTSON TECHNOLOGY INC
filed 2010-07-30
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of July 27, 2010: 50,088,594

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except par value)
	June 27,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 31,305	$ 45,346
Short-term investments	9,211	13,089
Restricted cash	2,017	2,000
Accounts receivable, net of allowance for doubtful accounts
of $1,456 as of June 27, 2010 and $2,167 as of December 31, 2009	15,631	10,420
Advance billings	2,841	905
Inventories	25,541	25,804
Prepaid expenses and other current assets	4,654	5,848
Total current assets	91,200	103,412
Property and equipment, net	17,425	21,643
Intangibles, net	1,125	1,250
Other assets	5,932	6,768
Total assets	$ 115,682	$ 133,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 10,562	$ 7,514
Accrued liabilities	17,691	18,293
Deferred revenue	4,556	2,150
Total current liabilities	32,809	27,957
Income taxes payable, non-current	4,495	4,458
Other liabilities	5,047	5,952
Total liabilities	42,351	38,367

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 54,269 shares issued and 50,089 shares outstanding as of June 27, 2010;
54,140 shares issued and 49,960 shares outstanding as of December 31, 2009	54	54
Additional paid-in capital	633,223	631,785
Accumulated other comprehensive income	18,337	22,014
Treasury stock, 4,181 shares as of June 27, 2010 and 4,181 shares
as of December 31, 2009	(37,986)	(37,986)
Accumulated deficit	(540,297)	(521,161)
Total stockholders' equity	73,331	94,706
Total liabilities and stockholders' equity	$ 115,682	$ 133,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Sales:
Products	$ 30,885	$ 7,532	$ 54,533	$ 12,231
Services	1,235	536	2,782	1,409
Net sales	32,120	8,068	57,315	13,640

Cost of sales:
Products	21,529	9,576	38,551	22,706
Services	665	101	1,076	458
Total cost of sales	22,194	9,677	39,627	23,164

Gross margin	9,926	(1,609)	17,688	(9,524)

Operating expenses:
Research, development and engineering	7,059	6,810	13,465	13,460
Selling, general and administrative	12,558	11,505	24,931	24,359
Restructuring charges	(93)	(100)	(77)	818
Total operating expenses	19,524	18,215	38,319	38,637

Loss from operations	(9,598)	(19,824)	(20,631)	(48,161)

Interest income	30	154	60	433
Interest expense	(30)	(23)	(62)	(56)
Other income and expense, net	1,425	51	1,883	1,077
Loss before income taxes	(8,173)	(19,642)	(18,750)	(46,707)

Provision for income taxes	207	254	386	416

Net loss	$ (8,380)	$ (19,896)	$ (19,136)	$ (47,123)

Net loss per share:
Basic and diluted	$ (0.17)	$ (0.40)	$ (0.38)	$ (0.95)

Shares used in computing net loss per share:
Basic and diluted	50,052	49,772	50,018	49,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Six Months Ended
	June 27,	June 28,
	2010	2009
Cash flows from operating activities:
Net loss	$ (19,136)	$ (47,123)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for doubtful accounts	(711)	(767)
Amortization of intangibles	125	-
Depreciation	3,530	4,405
Inventory valuation	-	13,119
Stock-based compensation	1,267	1,700
Other non-cash items	72	205
Changes in assets and liabilities:
Accounts receivable	(4,864)	12,194
Advance billings	(1,963)	40
Inventories	92	2,672
Inventories - delivered systems	-	956
Prepaid expenses and other current assets	982	501
Other assets	746	568
Accounts payable	3,262	(1,080)
Accrued liabilities	(183)	(6,143)
Deferred revenue	2,156	(2,067)
Income taxes payable, non-current and other liabilities	(495)	(43)
Net cash used in operating activities	(15,120)	(20,863)

Cash flows from investing activities:
Purchases of available-for-sale investments	(9,329)	(17,181)
Purchases of certificate of deposit	(17)	(2,000)
Sales and maturities of available-for-sale investments	13,125	21,500
Purchases of property and equipment	(428)	(2,534)
Net cash provided by (used in) investing activities	3,351	(215)

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	171	202
Net cash provided by financing activities	171	202

Effect of exchange rate changes on cash and cash equivalents	(2,443)	(76)

Net decrease in cash and cash equivalents	(14,041)	(20,952)
Cash and cash equivalents, beginning of period	45,346	77,107
Cash and cash equivalents, end of period	$ 31,305	$ 56,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2010 (unaudited)

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

The Company's current year will end on December 31, 2010 and include 52 weeks. The Company closes its fiscal quarters on the Sunday closest to March 31, June 30 and September 30, and on December 31. The latest fiscal quarter ended on June 27, 2010. The results of operations for the three months and six months ended June 27, 2010 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2010.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of June 27, 2010, the Company had cash, cash equivalents, short-term investments and restricted cash of $42.5 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that it has at least six quarters of available cash at any time. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to the Company's current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2010, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of June 27, 2010 and December 31, 2009 are carried at fair market value, as shown below:

	June 27,	December 31,
	2010	2009
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 18,520	$ 26,948
Money market funds	8,785	15,398
Commercial paper	4,000	3,000
	$ 31,305	$ 45,346
Short-term investments:
United States agency securities	$ 4,043	$ 4,057
United States corporate bonds	2,219	2,035
Commercial paper	2,949	6,997
	$ 9,211	$ 13,089
Restricted cash:
Certificates of deposit	$ 2,017	$ 2,000

As of June 27, 2010 and December 31, 2009, the Company had restricted cash of $2.0 million, which primarily secures standby letters of credit provided to certain landlords. See Notes 6 and 7.

All short-term investments as of June 27, 2010 and December 31, 2009 are considered available- for-sale and are marked to market with unrealized gains and losses recorded as a component of other comprehensive loss. As of June 27, 2010 and December 31, 2009, all short-term investments had contractual maturities due within one year.

Inventories as of June 27, 2010 and December 31, 2009 were as follows:

	June 27,	December 31,
	2010	2009
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 14,083	$ 11,539
Work-in-process	9,313	8,347
Finished goods	2,145	5,918
	$ 25,541	$ 25,804

As of June 27, 2010 and December 31, 2009, the Company had inventory reserves of $23.4 million and $27.7 million, respectively, which primarily consist of reserves for excess and obsolete inventory. As of June 27, 2010 and December 31, 2009, the Company had reserves for vendor commitments of $0.3 million and $1.1 million, respectively, which represent inventory not yet received that is in excess of production requirements. The reserve for vendor commitments is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

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

The Company's property and equipment, accrued liabilities and other liabilities as of June 27, 2010 and December 31, 2009 are shown below:

	June 27,	December 31,
	2010	2009
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 53,675	$ 56,818
Furniture and fixtures	10,865	11,888
Leasehold improvements	17,046	18,390
	81,586	87,096
Less: accumulated depreciation	(64,161)	(65,453)
	$ 17,425	$ 21,643

Accrued liabilities:
Accrued compensation and benefits	$ 6,165	$ 5,852
Warranty	2,094	1,310
Accrued value-added tax	2,416	2,942
Restructuring	505	609
Vendor purchase commitments	323	1,062
Other	6,188	6,518
	$ 17,691	$ 18,293

Other liabilities:
Deferred revenue, noncurrent	$ 3,125	$ 3,375
Other	1,922	2,577
	$ 5,047	$ 5,952

3. Fair Value

The Company measures assets and liabilities at fair value based on exit price, which is defined by the authoritative guidance on fair value measurements as the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of June 27, 2010.

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

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy, as these instruments are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and transaction value. Specifically, the Company values its investments in U.S. government and agency securities, money market securities, certificates of deposit and plan assets under the Company's Deferred Compensation Plan based on quoted market prices in active markets; and values its investments in corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations based on other observable inputs. As of both June 27, 2010 and December 31, 2009, the Company had no assets or liabilities classified within Level 3. For the three months and six months ended June 27, 2010, there were no transfers of instruments between Level 1 and Level 2 fair value measurement.

As of both June 27, 2010 and December 31, 2009, the Company had a cumulative unrealized loss of $0.1 million, related to its investment instruments. These amounts were included as a component of other comprehensive loss. See Note 13.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of June 27, 2010 and December 31, 2009:

	June 27, 2010			December 31, 2009
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Cash and cash equivalents
and restricted cash:(1)
Money market funds	$ 8,785	$ -	$ 8,785	$ 15,398	$ -	$ 15,398
Certificates of deposit	2,017	-	2,017	2,000	-	2,000
Commercial paper	-	4,000	4,000	-	3,000	3,000
Short-term investments:
United States agency securities	4,043	-	4,043	4,057	-	4,057
United States corporate bonds	-	2,219	2,219	-	2,035	2,035
Commercial paper	-	2,949	2,949	-	6,997	6,997
Other assets:
Equity instruments (2)	131	-	131	814	-	814
Total assets measured at fair value	$ 14,976	$ 9,168	$ 24,144	$ 22,269	$ 12,032	$ 34,301

____________

(1) Excludes cash in bank of $18.5 million and $26.9 million as of June 27, 2010 and December 31, 2009, respectively.
(2) Represents plan assets under the Company's Deferred Compensation Plan, which effectively offset corresponding Deferred Compensation Plan liabilities as of the dates presented.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of June 27, 2010 and December 31, 2009:

	June 27,	December 31,
	2010	2009
	(thousands)
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(125)	-
	$ 1,125	$ 1,250

In December 2009, the Company acquired certain intellectual property assets related to its etch and strip plasma processes for approximately $1.3 million. These intangible assets are being amortized over a 5-year period. For the three months ended June 27, 2010 and June 28, 2009, the Company recorded amortization expense of approximately $0.1 million and $0 (zero), respectively. For the six months ended June 27, 2010 and June 28, 2009, the Company recorded amortization expense of approximately $0.1 million and $0 (zero), respectively.

5. Restructuring Charges

In fiscal 2009 and 2008, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs. The following table summarizes changes in the restructuring accrual for the three months and six months ended June 27, 2010 and June 28, 2009:

	Three Months Ended June 27, 2010			Three Months Ended June 28, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 135	$ 477	$ 612	$ 1,561	$ 526	$ 2,087
Restructuring charge	-	-	-	214	9	223
Payments	(11)	-	(11)	(1,191)	-	(1,191)
Reserve adjustments	(3)	(93)	(96)	(323)	-	(323)
Ending balance	$ 121	$ 384	$ 505	$ 261	$ 535	$ 796

	Six Months Ended June 27, 2010			Six Months Ended June 28, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 89	$ 520	$ 609	$ 3,496	$ 376	$ 3,872
Restructuring charge	-	-	-	1,075	159	1,234
Payments	(24)	-	(24)	(3,894)	-	(3,894)
Reserve adjustments	56	(136)	(80)	(416)	-	(416)
Ending balance	$ 121	$ 384	$ 505	$ 261	$ 535	$ 796

The Company anticipates that the remaining severance payments will be completed in 2010. With respect to the lease contract termination, the Company is currently engaged in an ongoing negotiation with the landlord, and the payment of the lease termination expense depends on the timing of a final agreement with the landlord.

6.  Guarantees

The warranty offered by the Company on its system sales is generally 12 months, except where customer agreements state otherwise, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of sales when the revenue is recognized. The Company's warranty obligations require it to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field warranty expense profiles may differ from historical experience, and in those cases, the Company adjusts its warranty accruals accordingly.

The following table summarizes changes in the product warranty accrual for the three months and six months ended June 27, 2010 and June 28, 2009:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(thousands)		(thousands)
Beginning balance	$ 1,808	$ 3,091	$ 1,310	$ 4,381
Accrual for warranties issued during the period	775	594	1,611	655
Changes in liability related to pre-existing warranties	145	(141)	101	(870)
Settlements made during the period	(634)	(814)	(928)	(1,436)
Ending balance	$ 2,094	$ 2,730	$ 2,094	$ 2,730

In the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The Company has not recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of June 27, 2010, the maximum potential amount that the Company could be required to pay was approximately $1.6 million, consisting of standby letters of credit. The letters of credit are secured by certificates of deposit of $2.0 million, which are classified as restricted cash in the accompanying Consolidated Balance Sheet as of June 27, 2010.

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

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual increases of approximately 3.5 percent. The Company is also responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, under a restoration cost obligation provision, which is being recognized on a straight-line basis over the lease term. To secure this obligation, the Company provided the landlord a letter of credit of $1.5 million, which is included in the Company's restricted cash balance of $2.0 million as of June 27, 2010.

The Company continues to lease one building previously used to house the administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire on March 31, 2019 and the current rental cost is approximately $0.9 million annually. The Company expects to make rent payments under this lease over the remaining term of the lease, less any sublet amounts. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $8.0 million were assumed in determining the facilities lease loss, offset by the expected sublease income. In January 2008, the Company sublet this facility until December 2010, with an option for an additional three years; and in October 2009, the lessee entered into an agreement with the Company to terminate the sublease agreement as of June 30, 2010 and simultaneously entered into a new agreement to lease approximately 50 percent of the Exton facility until December 2015, cancellable anytime after December 31, 2012. Under the existing sublease agreement, the Company's estimate of the expected future sublease income was approximately $4.3 million as of June 27, 2010. At December 31, 2009, the Company had an accrued liability balance of $0.7 million related to this facility. The Company has since updated its analysis based upon its current assessment of Exton real estate market conditions, including expectations that the Company's current efforts will result in the remainder of the facility being sublet. At June 27, 2010, the Company had an accrued liability balance of $0.7 million related to this facility. Adjustments to this accrual will be made in future periods, if and when there is evidence to indicate it is appropriate to revise estimates of future events and circumstances.

In connection with its acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (i) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $14.7 million based on the applicable exchange rate as of June 27, 2010), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. Under the provisions of this agreement, if the Company, or MTC, did not materially satisfy its obligations pursuant to the covenants, the Minister could have demanded payment of liquidated damages in the amount of CAD 14,269,290 (approximately $14.7 million as of June 27, 2010) less any royalties paid by MTC or the Company to the Minister. As of June 27, 2010, the Company was no longer subject to covenants (ii) and (iii), as discussed above, but is still subject to covenant (i), relating to the payment of royalty on revenues from the Flash RTP product until 2020. However, if MTC is dissolved, files for bankruptcy or does not materially comply with certain terms and conditions of the contract prior to its expiration on December 31, 2020, the Company would be subject to liquidated damages in the amount of CAD 14,269,290 (approximately $14.7 million as of June 27, 2010) less any royalties paid by MTC or the Company to the Minister.

During the second quarter of 2010, the Company was informed that it was under review by a local Korean customs office in relation to the Company's designated repair center in Korea. The customs office is considering whether the Company properly moved parts through the repair center and, if not, erroneously benefited from applying lower customs duty rates on parts delivered to Korea to service warranty needs of customers. The Company is cooperating with the customs office but intends to defend its position that it has applied appropriate customs duty rates. As a result of this review, the Company accrued $0.4 million of additional customs duty expense in the second quarter of 2010 to account for the potential difference in customs duty rates, including interest and possible penalties.

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

The Company's stock-based compensation expense for the three months and six months ended June 27, 2010 and June 28, 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(thousands)		(thousands)
Stock-based compensation by type of award:
Stock options	$ 546	$ 623	$ 1,083	$ 1,251
Restricted stock units	69	220	164	431
Employee stock purchase plan	10	5	20	18
Total stock-based compensation	$ 625	$ 848	$ 1,267	$ 1,700

Stock-based compensation by category of expense:
Cost of sales	$ 17	$ 26	$ 35	$ 64
Research, development and engineering	87	101	190	225
Selling, general and administrative	521	721	1,042	1,411
Total stock-based compensation	$ 625	$ 848	$ 1,267	$ 1,700

The Company did not capitalize any stock-based compensation as inventory for the three months and six months ended June 27, 2010 and June 28, 2009 as such amounts were inconsequential.

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of subjective assumptions, which are summarized in the table below for the three months and six months ended June 27, 2010 and June 28, 2009:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Expected dividend yield	-	-	-	-
Expected stock price volatility	74%	71%	74%	67%
Risk-free interest rate	2.2%	2.4%	2.3%	1.9%
Expected life of options in years	5	5	5	5

The Company estimates the expected life of options based on an analysis of its historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option; expected volatility is based on the historical volatility of the Company's common stock; and the risk free interest rate is equal to the U.S. Treasury rates, with maturity approximating the expected life of the option. The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future; accordingly, the expected dividend yield is 0% (zero).

9. Employee Stock Plans

As of June 27, 2010, the Company had 2.5 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the six months ended June 27, 2010:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2009	3,651	5,033	$ 6.62	384	$ 4.21
Stock options:
Granted	(1,377)	1,377	$ 3.25	-	-
Exercised	-	(68)	$ 0.86	-	-
Cancelled or forfeited	268	(268)	$ 12.87	-	-
Restricted stock units:
Granted	(5)	-	-	3	$ 3.96
Released	9	-	-	(30)	$ 7.91
Cancelled or forfeited	2	-	-	(1)	$ 6.53
Balances at June 27, 2010	2,548	6,074	$ 5.65	356	$ 3.82

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

During the three months ended June 27, 2010 and June 28, 2009, the Company granted 0.1 million and 0.2 million stock options, respectively, with an estimated total grant-date fair value of $0.4 million and $0.1 million, respectively, net of estimated forfeitures. During the six months ended June 27, 2010 and June 28, 2009, the Company granted 1.4 million and 1.5 million stock options, respectively, with an estimated total grant-date fair value of $2.7 million and $0.7 million, respectively, net of estimated forfeitures.

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

The Company granted 3,000 time-based RSUs in the three months ended June 27, 2010 with an estimated total grant-date fair value of $12,000. The Company did not grant any time-based RSUs during the first quarter of 2010 or during the three months and six months ended June 28, 2009. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period. For the three months ended June 27, 2010 and June 28, 2009, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to time-based RSUs, net of estimated forfeitures. For the six months ended June 27, 2010 and June 28, 2009, the Company recognized stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to time-based RSUs, net of estimated forfeitures. As of June 27, 2010, the Company had 0.1 million of unvested time-based RSUs outstanding, with unrecognized compensation expense of $0.2 million, net of estimated forfeitures and an estimated weighted-average amortization period of 1.4 years.

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

During the first quarter of 2008, the Company's Board of Directors approved the grant of 0.7 million performance-based RSUs to certain of its senior-level management, with vesting in four equal tranches upon the achievement of four sequentially increasing revenue performance targets and contingent on the achievement of certain operating profit margin and stock price thresholds. By December 31, 2008, the Company determined that due to the deteriorating market conditions during the fourth quarter of 2008, it was not probable that any of the four revenue targets and the operating profit targets would be met by the specified dates. As a result, the stock-based compensation related to these RSUs was deemed unrecognizable. Since the fourth quarter of 2008, the Company has cancelled a total of 0.4 million of these performance-based RSUs based on employee terminations, leaving 0.3 million units outstanding as of June 27, 2010. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing expenses in the period that such determination is made. The Company did not record any compensation expense related to these RSUs during the three months and six months ended June 27, 2010.

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(thousands, except weighted-average fair values)		(thousands, except weighted-average fair values)
Stock options:
Weighted-average fair value of options granted	$ 2.96	$ 0.75	$ 1.99	$ 0.46
Intrinsic value of options exercised (1)	$ 110	$ -	$ 224	$ -
Cash received from options exercised	$ 22	$ -	$ 59	$ -
Restricted stock units with time-based vesting:
Weighted-average fair value of
time-based RSUs granted	$ 3.96	$ -	$ 3.96	$ -

____________

(1) Amount represents the difference between the exercise price of the option and the Company's closing stock price on the date of exercise.

Supplemental disclosure information about the Company's stock options outstanding as of June 27, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Vested and exercisable options as of June 27, 2010	3,631	$ 7.39	3.5	$ 2,471
Unvested options as of June 27, 2010	2,443	$ 3.07	6.1	$ 3,627
Outstanding options as of June 27, 2010	6,074	$ 5.65	4.5	$ 6,098

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.18 as of June 25, 2010, which would have been received by the option holders had all option holders exercised their options at that date. The Company settles employee stock option exercises with newly issued common shares. As of June 27, 2010, the Company had $3.2 million in unrecognized stock-based compensation costs related to stock options, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.8 years.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
United States	$ 991	3	$ 839	10	$ 1,950	3	$ 1,776	13
Taiwan	4,964	15	1,046	13	5,636	10	1,630	12
Korea	18,848	59	3,669	45	34,841	61	3,816	28
Japan	487	2	288	4	1,745	3	598	5
Other Asia	5,281	16	1,574	20	10,256	18	3,847	28
Europe and others	1,549	5	652	8	2,887	5	1,973	14
	$ 32,120	100	$ 8,068	100	$ 57,315	100	$ 13,640	100

In the three months ended June 27, 2010, two customers accounted for 46 percent and 14 percent of net sales, respectively. In the three months ended June 28, 2009, two customers accounted for 45 percent and 13 percent of net sales, respectively. In the six months ended June 27, 2010, two customers accounted for 50 percent and 13 percent of net sales, respectively. In the six months ended June 28, 2009, two customers accounted for 27 percent and 17 percent of net sales, respectively. As of June 27, 2010, one customer accounted for 44 percent of the Company's accounts receivable balance. As of December 31, 2009, three customers accounted for 27 percent, 19 percent and 14 percent of the Company's accounts receivable balance, respectively.

Geographical information relating to the Company's property and equipment, net, as of June 27, 2010 and December 31, 2009 is as follows:

	June 27, 2010		December 31, 2009
	(thousands)%		(thousands)%
United States	$ 12,548	72	$ 15,516	72
Germany	2,768	16	3,937	18
Canada	1,912	11	1,981	9
Others	197	1	209	1
	$ 17,425	100	$ 21,643	100

11. Income Taxes

The provision for income taxes for the six months ended June 27, 2010 and June 28, 2009 were each $0.4 million, consisting of provisions for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, the Company had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million is approximately $3.3 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. The Company does not anticipate there will be a significant change in its unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the six months ended June 27, 2010, the recorded income tax expense included estimated interest of $0.1 million.

The Company and its subsidiaries are subject to United States Federal income tax as well as to income taxes in various foreign and state jurisdictions. The Company's Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. The Company has no tax audits in progress as of June 27, 2010.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	50,052	49,772	50,018	49,749
Diluted potential common shares from stock
options and restricted stock units	-	-	-	-
Weighted average shares outstanding - Diluted	50,052	49,772	50,018	49,749

For the six months ended June 27, 2010 and June 28, 2009, the Company had 6.4 million and 7.1 million shares of equity awards, respectively, that could potentially dilute basic earnings per share but were excluded from the computation in the periods presented as their effect would have been anti-dilutive.

13. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	June 27,	December 31,
	2010	2009
	(thousands)
Cumulative translation adjustments	$ 18,454	$ 22,123
Unrealized investment loss	(117)	(109)
	$ 18,337	$ 22,014

Following are the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(thousands)		(thousands)
Net loss	$ (8,380)	$ (19,896)	$ (19,136)	$ (47,123)
Cumulative translation adjustments	(2,344)	1,424	(3,669)	245
Unrealized investment loss	1	96	(8)	(18)
Comprehensive loss	$ (10,723)	$ (18,376)	$ (22,813)	$ (46,896)

14. Subsequent Event

On July 21, 2010, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which has not yet been declared effective. The shelf registration statement is intended to provide the Company with financial flexibility to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. The Company intends to use the proceeds from any sale of securities under the shelf registration statement for general corporate purposes. The Company does not have any immediate plans to offer or sell its securities under the shelf registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, earnings, cash flow and cash position, customer demand, market share, competitiveness, margins, product development plans and levels of research, development and engineering ("RD&E") activity, customer acceptance of our new product lines, market demand for semiconductor devices, outsourcing plans, operating expenses, tax expenses, the expected effects, cost and timing of restructurings, excess inventory reserves, the level of our vendor commitments as compared to our requirements, cost-saving initiatives, consolidation of operations and facilities, economic conditions in general and in our industry, the impact of any litigation or investigation on our operating results or financial position, any offering and sale of securities pursuant to our shelf registration statement, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason.

Documents to Review In Connection With Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K, for the year ended December 31, 2009 (our "2009 Form 10-K").

Overview

We are a supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs"). Our manufacturing equipment is used for transistor level, or front-end-of-line manufacturing, and also in specialized applications for processing the interconnect layer, or back-end-of-line processing. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs.

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

The trough of the last cycle was the first quarter of 2009. Since that point, we began to see our customers enter a period of technology purchases, particularly technology that enables shrinkage of device geometries, thus enabling more IC's on each wafer. During this phase of the recovery, we began to see increased orders from a small group of customers for our technology oriented core products, such as the RTP Helios, and continuing acceptance of our more recent product introductions, the paradigmE, Millios and HeliosXP. This trend has resulted in consecutive quarters of sequential double-digit revenue growth. Recently, additional customers have announced expansion plans to be executed over the next six to eight quarters, and some industry analysts are predicting a favorable long-term outlook for the semiconductor industry. We believe that based on these trends, the industry has entered a new phase of the cycle characterized by capacity expansion of existing facilities and the building of new fabs. Accordingly, we expect to see continued capacity orders by customers across all of our product offerings.

We believe that we are strongly positioned to capitalize on the industry upturn, due in large part to our strategy to diversify our core products and to enter the large etch market. During the first half of the 2010, we have seen a wider set of customers ordering our core strip and RTP products, which has historically been indicative of industry capacity expansion. We continue to see increasing orders and shipments of the Suprema strip product and the HeliosXP, our new RTP tool. In our growing etch business, our paradigmE system made its first contribution to sales in the second quarter of 2010 upon receipt of final acceptance of the paradigmE dielectric etch system from a leading foundry, in accordance with our revenue recognition policy for new products. Further revenue shipments and follow-on orders have been received for the paradigmE system, our innovative product targeted to meet the requirements of advanced dielectric etch applications. As a result of our investments in new and innovative solutions, we have more products at leading edge applications than at any time in our history.

Going forward, the success of our business will be dependent on numerous factors including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors will also include our ability to (a) significantly grow the Company, either organically or through acquisitions, in order to enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles; (e) ensure sufficient liquidity and capital resources to fund our business and (f) generate the gross profits necessary to enable us to make the necessary investments in our business.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	June 27, 2010			June 28, 2009			Increase (Decrease)
	(thousands)%			(thousands)%			(thousands)%
Sales:
Products	$ 30,885	96.2		$ 7,532	93.4		$ 23,353	310.1
Services	1,235	3.8		536	6.6		699	130.4
Net sales	32,120	100.0		8,068	100.0		24,052	298.1
Cost of sales:
Products	21,529	67.0		9,576	n/m	(1)	11,953	124.8
Services	665	2.1		101	1.3		564	558.4
Total cost of sales	22,194	69.1		9,677	n/m	(1)	12,517	129.3
Gross margin	9,926	30.9		(1,609)	n/m	(1)	11,535	n/m	(1)
Operating expenses:
Research, development and engineering	7,059	22.0		6,810	n/m	(1)	249	3.7
Selling, general and administrative	12,558	39.1		11,505	n/m	(1)	1,053	9.2
Restructuring charges	(93)	(0.3)		(100)	(1.2)		7	(7.0)
Total operating expenses	19,524	60.8		18,215	n/m	(1)	1,309	7.2
Loss from operations	(9,598)	n/m	(1)	(19,824)	n/m	(1)	10,226	(51.6)
Interest income	30	0.1		154	1.9		(124)	(80.5)
Interest expense	(30)	(0.1)		(23)	(0.3)		(7)	30.4
Other income (expense), net	1,425	4.5		51	0.6		1,374	n/m	(1)
Loss before income taxes	(8,173)	n/m	(1)	(19,642)	n/m	(1)	11,469	(58.4)
Provision for income taxes	207	0.7		254	3.1		(47)	(18.3)
Net loss	$ (8,380)	n/m	(1)	$ (19,896)	n/m	(1)	$ 11,516	(57.9)

	Six Months Ended
	June 27, 2010			June 28, 2009			Increase (Decrease)
	(thousands)%			(thousands)%			(thousands)%
Sales:
Products	$ 54,533	95.1		$ 12,231	89.7		$ 42,302	345.9
Services	2,782	4.9		1,409	10.3		1,373	97.4
Net sales	57,315	100.0		13,640	100.0		43,675	320.2
Cost of sales:
Products	38,551	67.2		22,706	n/m	(1)	15,845	69.8
Services	1,076	1.9		458	3.3		618	134.9
Total cost of sales	39,627	69.1		23,164	n/m	(1)	16,463	71.1
Gross margin	17,688	30.9		(9,524)	n/m	(1)	27,212	n/m	(1)
Operating expenses:
Research, development and engineering	13,465	23.5		13,460	n/m	(1)	5	0.0
Selling, general and administrative	24,931	43.5		24,359	n/m	(1)	572	2.3
Restructuring charges	(77)	(0.1)		818	6.0		(895)	n/m	(1)
Total operating expenses	38,319	66.9		38,637	n/m	(1)	(318)	(0.8)
Loss from operations	(20,631)	n/m	(1)	(48,161)	n/m	(1)	27,530	(57.2)
Interest income	60	0.1		433	3.2		(373)	(86.1)
Interest expense	(62)	(0.1)		(56)	(0.4)		(6)	10.7
Other income (expense), net	1,883	3.3		1,077	7.9		806	74.8
Loss before income taxes	(18,750)	n/m	(1)	(46,707)	n/m	(1)	27,957	(59.9)
Provision for income taxes	386	0.7		416	3.1		(30)	(7.1)
Net loss	$ (19,136)	n/m	(1)	$ (47,123)	n/m	(1)	$ 27,987	(59.4)

____________

(1) Not meaningful

Net Sales

Net sales were $32.1 million for the three months ended June 27, 2010, an increase of $24.0 million, compared to net sales of $8.1 million for the three months ended June 28, 2009. The extremely low revenue level of the year-ago quarter reflected that we were only one quarter removed from the trough of the cycle. Since that time, we have experienced sequential double-digit increases in sales as the upturn has moved from primarily technology purchases to the current capacity building phase of the cycle. The increase in net sales for the second quarter of 2010 over the same period of 2009 is broad-based across all of our products.

Net sales were $57.3 million for the six months ended June 27, 2010, an increase of $43.7 million, compared to net sales of $13.6 million for the six months ended June 28, 2009. The extremely low revenue level of the year-ago period reflected that we were in the trough of the recently ended downturn in the semiconductor equipment industry. Since that time, we first began to see technology purchases by certain of our customers which has now expanded to a broader base of customers. The increase in net sales for the first half of 2010 over the first half of 2009 is broad-based across all of our products, as our customers fund their capacity expansion plans during the current recovery.

International sales to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, comprised approximately 97 percent of net sales for the three months ended June 27, 2010 compared to 90 percent for the three months ended June 28, 2009. For the six months ended June 27, 2010 and June 28, 2009, international sales comprised 97% and 87% of net sales, respectively.

Gross Margin

Gross margin dollars were $9.9 million for the three months ended June 27, 2010, an increase of $11.5 million compared to a negative $1.6 million for the three months ended June 28, 2009. The increase in gross margin dollars was primarily due to (i) a $6.2 million contribution from the $24.0 million increase in net sales year over year; (ii) a $3.8 million reduction in inventory valuation adjustments to $0 (zero) in the second quarter of 2010 compared to $3.8 million in the same period of 2009; and (iii) a $1.5 million reduction in underabsorbed overhead to $0.2 million in the second quarter of 2010 compared to $1.7 million in same period of 2009. Gross margin percentage was 31 percent for the three months ended June 27, 2010 compared to a negative 20 percent for the three months ended June 28, 2009.

Gross margin dollars for the six months ended June 27, 2010 were $17.7 million, an increase of $27.2 million compared to a negative $9.5 million for the six months ended June 28, 2009. The increase in gross margin dollars was primarily due to (i) a $12.5 million contribution from the $43.7 million increase in net sales year over year; (ii) a $13.1 million reduction in inventory valuation adjustments to $0 (zero) in the first half of 2010 compared to $13.1 million in the same period of 2009; and (iii) a $2.2 million reduction in underabsorbed overhead to $1.5 million in 2010 compared to $3.7 million in 2009. Gross margin percentage was 31 percent for the six months ended June 27, 2010 compared to a negative 70 percent for the six months ended June 28, 2009.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses were $7.1 million for the three months ended June 27, 2010, an increase of $0.3 million or 4 percent, compared to $6.8 million for the three months ended June 28, 2009. The slight increase in RD&E expenses was primarily due to a $0.3 million increase in salaries and related costs in support of new products and a $0.2 million increase in RD&E materials usage, partially offset by a $0.2 million decrease in depreciation and amortization.

RD&E expenses remained flat at $13.5 million for the six months ended June 27, 2010 compared to the six months ended June 28, 2009. A $0.5 million decrease in depreciation and amortization, primarily due to certain equipment having become fully depreciated in 2009, was effectively offset by a $0.2 million increase in salaries and related costs in support of new products and a $0.2 million increase in travel.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses were $12.6 million for the three months ended June 27, 2010, an increase of $1.1 million or 9 percent, compared to $11.5 million for the three months ended June 28, 2009. The year-over-year increase reflects the higher level of revenues and related business activities in 2010, including a $0.9 million increase in freight and duty expenses, a $0.6 million increase in customer evaluation materials and a $0.3 million increase in travel in support of customers. Partially offsetting these increases was a $1.2 million decrease in depreciation and amortization, primarily due to lower evaluation tool depreciation. Additionally, while we continue to benefit from the subsequent realization of accounts receivable previously provided for in the allowance for doubtful accounts during the recent industry downturn, the benefit of such realizations decreased $0.5 million in the second quarter of 2010 compared to the same period in 2009, when the recovery was just beginning.

SG&A expenses were $24.9 million for the six months ended June 27, 2010, an increase of $0.5 million or 2 percent, compared to $24.4 million for six months ended June 28, 2009. The year-over-year increase reflects the higher level of revenues and related business activities in 2010, including a $1.5 million increase in freight and duty expenses, a $0.9 million increase in customer evaluation and courtesy materials, a $0.8 million increase in representative commissions and a $0.5 million increase in travel in support of customers. Partially offsetting these increases was a $2.5 million decrease in depreciation and amortization, primarily due to lower evaluation tool depreciation. Additionally, salaries and related costs decreased $1.0 million year over year, reflecting the effects of our various cost-cutting initiatives taken during the previous two fiscal years, which included headcount reduction in SG&A functions, as well as a greater allocation of expenses to warranty and product service activities in the first half of 2010 as a result of the increase in sales.

Restructuring Expenses

Beginning in the second quarter of 2008 through the third quarter of 2009, we implemented several restructuring plans, which resulted in combined restructuring charges of approximately $8.6 million, a combined reduction of approximately 40 percent of our workforce and a combined expected annualized cost-savings of approximately $24.0 million. As of December 31, 2009, we had a remaining restructuring reserves balance of $0.6 million, comprised of severance costs of $0.1 million and lease termination costs of $0.5 million. We had minimal restructuring activities during the three months and six months ended June 27, 2010. As of June 27, 2010, we had a restructuring reserves balance of $0.5 million, comprised of severance costs of $0.1 million and lease termination costs of $0.4 million.

We anticipate that severance payments against the reserves will be substantially completed in fiscal 2010. With respect to the lease termination, we are currently engaged in an ongoing negotiation with the landlord, and the payment of the lease termination expense will depend on the timing of a final agreement with the landlord.

Other Income and Expense, Net

Other income and expense, net was $1.4 million for the three months ended June 27, 2010, which included $0.9 million of net foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 9 percent against the U.S. dollar during the period. Other income and expense, net was $0.1 million for the three months ended June 28, 2009.

Other income and expense, net was $1.9 million for the six months ended June 27, 2010, which included $1.2 million of net foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 14 percent against the U.S. dollar during the period. Other income and expense, net was $1.1 million for the six months ended June 28, 2009, which included $0.9 million of net foreign exchange losses primarily attributed to significant fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate.

Provision for Income Taxes

  The provision for income taxes for the six months ended June 27, 2010 and June 28, 2009 were each $0.4 million, consisting of provisions for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, we had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million was approximately $3.3 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We do not anticipate there will be a significant change in our unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the six months ended June 27, 2010, the recorded income tax expense included estimated interest of $0.1 million.

We are subject to United States Federal income tax as well as to income taxes in various foreign and state jurisdictions. Our Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2003. We had no tax audits in progress as of June 27, 2010.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $42.5 million as of June 27, 2010, a decrease of $17.9 million from $60.4 million as of December 31, 2009. We had restricted cash of $2.0 million as of June 27, 2010, which primarily secures letters of credit provided to certain landlords. Stockholders' equity as of June 27, 2010 was $73.3 million compared to $94.7 million as of December 31, 2009. Working capital as of June 27, 2010 was $58.4 million compared to $75.5 million as of December 31, 2009.

On July 21, 2010, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which has not yet been declared effective. The shelf registration statement is intended to provide the Company with financial flexibility to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. The Company intends to use the proceeds from any sale of securities under the shelf registration statement for general corporate purposes. We do not have any immediate plans to offer or sell securities under the shelf registration.

Off-Balance-Sheet Arrangements

As of June 27, 2010, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash used in operations of $15.1 million for the six months ended June 27, 2010 was primarily comprised of net loss of $19.1 million and $0.3 million of cash decreases reflected in the net change in assets and liabilities, partially offset by non-cash charges of $4.3 million. Non-cash charges consisted primarily of $3.5 million of depreciation and $1.3 million of stock-based compensation, partially offset by $0.7 million released from the allowance for doubtful accounts upon realization of certain customer accounts previously provided for during the recent industry downturn. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $4.9 million increase in accounts receivable, a $2.0 million increase in advance billings and a $0.5 million reduction in income taxes payable, non-current and other liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $3.3 million increase in accounts payable, a $2.2 million increase in deferred revenue, a $1.0 million decrease in prepaid expenses and other current assets and a $0.7 million decrease in other assets. The increases in accounts receivable and accounts payable reflect the sharp increase in sales and business activities in the first half of 2010. The increases in advance billings and deferred revenue were due to an increase in systems shipped during the first half of 2010 for which revenue was deferred as of June 27, 2010, in accordance with the authoritative guidance for revenue recognition. The reduction in prepaid assets resulted primarily from VAT returns filed in the second quarter of 2010.

Net cash used in operations of $20.9 million for the six months ended June 28, 2009 was primarily comprised of net loss of $47.1 million, partially offset by non-cash charges of $18.6 million, and $7.6 million of cash increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $13.1 million of inventory valuation provisions, $4.4 million of depreciation and $1.7 million of stock based compensation, partially offset by $0.8 million released from the allowance for doubtful accounts upon realization of certain customer accounts previously provided for during the recent industry downturn. The inventory valuation provision were for excess inventories and vendor commitments for excess inventories not yet received, reflecting the sharp decline in demand for our products. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $12.2 million decrease in accounts receivable, a $3.6 million decrease in inventories and inventories-delivered systems, a $0.6 million decrease in other assets and a $0.5 million decrease in prepaids and other current assets. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $6.1 million decrease in accrued liabilities, a $2.1 million decrease in deferred revenue and a $1.1 million decrease in accounts payable. The decrease in accounts receivable was primarily due to our collection efforts compounded by the sharp decline in net sales. The decrease in inventories was due to our efforts to utilize available inventory wherever feasible to minimize cash outlays for new inventories. The decreases in accounts payable, accrued liabilities and deferred revenues were indicative of lower net sales.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.4 million for the six months ended June 27, 2010, primarily consisting of $3.8 million proceeds from sales and maturities of available-for-sale investments in excess of purchases, offset by capital spending of $0.4 million.

Net cash used in investing activities was $0.2 million for the six months ended June 28, 2009, primarily consisting of $4.3 million proceeds from sales and maturities of available-for-sale investments in excess of purchases, offset by $2.0 million of certificates of deposit purchases and capital spending of $2.5 million. The $2.0 million of certificates of deposit primarily secure standby letters of credit provided to certain landlords and continue to be classified as restricted cash as of June 27, 2010.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 27, 2010 and June 28, 2009 was not material.

Effect of Exchange Rate Changes on Cash and Cash

The effect of exchange rate changes on cash and cash equivalents for the six months ended June 27, 2010 was a net cash reduction of $2.4 million, primarily related to cash accounts denominated in Euros as the Euro weakened against the U.S. dollar by approximately 14 percent during the period. Exchange rate changes did not have a material effect on cash and cash equivalents for the six months ended June 28, 2009.

Liquidity and Capital Resource Outlook

As of June 27, 2010, we had cash, cash equivalents, short-term investments and restricted cash of $42.5 million. We believe that these balances will be sufficient to fund our working and other capital requirements for the next twelve months. The cyclical nature of our business impacts our liquidity requirements. An upturn in the semiconductor industry will result in increased working capital requirements for inventory purchases and accounts receivable. At the same time, while we do not expect any further weakening in demand for our products in the foreseeable future, should such weakening occur, it would results in a decrease to our cash balances. We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have at least six quarters of available cash at any time. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. On July 21, 2010, we filed a universal shelf registration statement on Form S-3 with the SEC, which, once declared effective, will permit us to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders or cause a material expense in our operations. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to us.

In January 2010, the Financial Accounting Standards Board ("FASB") issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a "gross" presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the "net" presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting thereafter. We adopted the amended fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which we are not required to adopt until January 1, 2011.

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

Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders' equity in the Condensed Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than- temporary on available-for-sale securities are included in Other income (expense), net in the Condensed Consolidated Statements of Operations.

As of June 27, 2010, our investment portfolio consisted of $33.3 million in cash, cash equivalents and restricted cash and $9.2 million in short-term investments. Based on the size of investment portfolio as of June 27, 2010, an immediate increase in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our use of longer-term investments. As of June 27, 2010, 100 percent of our short-term investments mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated income statements as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse affect our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. For the six months ended June 27, 2010, realized and unrealized foreign currency exchange gains were $1.2 million, compared to realized and unrealized foreign currency exchange gain of $0.9 million for same period in 2009. The increase in foreign currency gain was due to exchange rate fluctuations of the U.S. dollar against certain of the foreign currencies in which our accounts receivable and accounts payable are denominated.

Cumulative translation adjustments included in comprehensive income for the six months ended June 27, 2010 were $3.7 million primarily due to the strengthening of the U.S. dollar against the Euro, which negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to $18.5 million as of June 27, 2010, compared to $22.1 million as of December 31, 2009.

We did not have any hedging activities during the six months ended June 27, 2010 and during the six months ended June 28, 2009. We had no forward foreign exchange contracts outstanding as of June 27, 2010.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently cooperating with a review by a local Korean customs office with respect to customs duty classification matters. See Note 7, "Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30.0 million of the Company's shares of common stock through open-market purchases or private transactions. As of June 27, 2010, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35.0 million. Our last repurchase of common stock under this plan was in the first quarter of 2008. As of June 27, 2010, we have the authorization to repurchase up to an additional $15.0 million of our shares of common stock under the Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Third Amended and Restated Bylaws of the Company.
10.1(3)	Form of Indemnity Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF

_________________

(1) Incorporated by reference from Mattson Technology, Inc. Current Report on Form 8-K filed on January 30, 2001.
(2) Incorporated by reference from Mattson Technology, Inc. Quarterly Report on Form 10-Q filed on August 14, 2002.
(3) Incorporated by reference from the Mattson Technology, Inc. Current Report on Form 8-K filed on June 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTSON TECHNOLOGY, INC. (Registrant)

Dated: July 30, 2010

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2010

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)