Form 10-Q
period 2010-09-26
MATTSON TECHNOLOGY INC
filed 2010-10-29
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of October 25, 2010: 50,104,434

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 26,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 34,715	$ 45,346
Short-term investments	6,521	13,089
Restricted cash	4,018	2,000
Accounts receivable, net of allowance for doubtful accounts
of $1,436 as of September 26, 2010 and $2,167 as of December 31, 2009	14,113	10,420
Advance billings	3,102	905
Inventories	28,155	25,804
Prepaid expenses and other current assets	5,836	5,848
Total current assets	96,460	103,412
Property and equipment, net	15,763	21,643
Intangibles, net	1,063	1,250
Other assets	5,878	6,768
Total assets	$ 119,164	$ 133,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,375	$ 7,514
Accrued liabilities	18,388	18,293
Deferred revenue	5,863	2,150
Total current liabilities	39,626	27,957
Income taxes payable, non-current	4,496	4,458
Other liabilities	5,066	5,952
Total liabilities	49,188	38,367

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 54,282 shares issued and 50,102 shares outstanding as of September 26, 2010;
54,140 shares issued and 49,960 shares outstanding as of December 31, 2009	54	54
Additional paid-in capital	633,935	631,785
Accumulated other comprehensive income	20,636	22,014
Treasury stock, 4,181 shares as of September 26, 2010 and 4,181 shares
as of December 31, 2009	(37,986)	(37,986)
Accumulated deficit	(546,663)	(521,161)
Total stockholders' equity	69,976	94,706
Total liabilities and stockholders' equity	$ 119,164	$ 133,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net sales	$ 39,762	$ 11,187	$ 97,077	$ 24,827
Cost of sales	25,248	8,722	64,875	31,886
Gross margin	14,514	2,465	32,202	(7,059)

Operating expenses:
Research, development and engineering	6,935	5,818	20,400	19,277
Selling, general and administrative	12,550	11,611	37,481	35,970
Restructuring charges	13	1,738	(64)	2,556
Total operating expenses	19,498	19,167	57,817	57,803

Loss from operations	(4,984)	(16,702)	(25,615)	(64,862)

Interest income	41	139	101	572
Interest expense	(35)	(30)	(97)	(86)
Other income (expense), net	(1,431)	(357)	452	719
Loss before income taxes	(6,409)	(16,950)	(25,159)	(63,657)

Provision for (benefit from) income taxes	(43)	(8,393)	343	(7,977)

Net loss	$ (6,366)	$ (8,557)	$ (25,502)	$ (55,680)

Net loss per share:
Basic and diluted	$ (0.13)	$ (0.17)	$ (0.51)	$ (1.12)

Shares used in computing net loss per share:
Basic and diluted	50,094	49,884	50,044	49,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Net loss	$ (25,502)	$ (55,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for doubtful accounts	(731)	(862)
Amortization of intangibles	187	-
Depreciation	5,187	6,393
Inventory valuation	-	13,900
Stock-based compensation	1,989	2,302
Deferred taxes	-	(8,380)
Other non-cash items	148	320
Changes in assets and liabilities:
Accounts receivable	(3,254)	8,409
Advance billings	(2,236)	(476)
Inventories	(1,375)	7,111
Inventories - delivered systems	-	956
Prepaid expenses and other current assets	(6)	1,046
Other assets	841	1,257
Accounts payable	7,789	(2,338)
Accrued liabilities	163	(5,822)
Deferred revenue	3,338	(2,021)
Income taxes payable, non-current and other liabilities	(411)	283
Net cash used in operating activities	(13,873)	(33,602)

Cash flows from investing activities:
Purchases of available-for-sale investments	(11,326)	(20,178)
Maturities of available-for-sale investments	17,775	38,500
Increase in restricted cash	(2,018)	(2,000)
Purchases of property and equipment	(767)	(2,995)
Net cash from investing activities	3,664	13,327

Cash flows from financing activities:
Proceeds from stock plans, net of shares withheld for employee taxes	161	144
Net cash from financing activities	161	144

Effect of exchange rate changes on cash and cash equivalents	(583)	1,325

Net decrease in cash and cash equivalents	(10,631)	(18,806)
Cash and cash equivalents, beginning of period	45,346	77,107
Cash and cash equivalents, end of period	$ 34,715	$ 58,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2010 (unaudited)

1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the "Company" or "Mattson Technology") for the year ended December 31, 2009, which are included in the Company's Annual Report on Form 10-K.

The Company's fiscal year ends on December 31. The Company closes its first fiscal quarter on the Sunday closest to March 31. The second and third fiscal quarters are each 13 weeks long and the fourth quarter closes on December 31. The latest fiscal quarter ended on September 26, 2010. The results of operations for the three months and nine months ended September 26, 2010 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of September 26, 2010, the Company had cash, cash equivalents, short-term investments and restricted cash of $45.3 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables and take appropriate cost reduction measures to ensure that it has a sufficient level of available cash at any time to fund its working capital needs. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources, including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to the Company's current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2010, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

In October 2009, the FASB issued new standards for revenue recognition with respect to multiple-deliverable arrangements. As a result of the new standards, multiple-deliverable arrangements will be separated in more circumstances than under existing revenue recognitions standards. The new standards establish a selling price hierarchy for determining the selling price of a deliverable. Such selling price for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standards also replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The new standards are effective for revenue arrangements that begin or are changed in fiscal years starting after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its revenue recognition policies as well as the impact on its financial statements.

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of September 26, 2010 and December 31, 2009 are carried at fair market value, as shown below:

	September 26,	December 31,
	2010	2009
	(thousands)
Cash and cash equivalents:
Cash in bank	$ 26,224	$ 26,948
Money market funds	7,491	15,398
Commercial paper	1,000	3,000
	$ 34,715	$ 45,346
Short-term investments:
United States agency securities	$ 3,519	$ 4,057
United States corporate bonds	1,003	2,035
Commercial paper	1,999	6,997
	$ 6,521	$ 13,089
Restricted cash:
Certificates of deposit	$ 4,018	$ 2,000

As of September 26, 2010 and December 31, 2009, the Company had restricted cash of $4.0 million and $2.0 million, respectively, which primarily secures standby letters of credit provided to certain landlords and vendors. See Notes 6 and 7.

All short-term investments as of September 26, 2010 and December 31, 2009 are considered available-for-sale and were marked to market with unrealized gains and losses recorded as a component of other comprehensive income. As of September 26, 2010 and December 31, 2009, all short-term investments had contractual maturities due within one year.

Inventories as of September 26, 2010 and December 31, 2009 are shown below:

	September 26,	December 31,
	2010	2009
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 13,529	$ 11,539
Work-in-process	8,125	8,347
Finished goods	6,501	5,918
	$ 28,155	$ 25,804

As of September 26, 2010 and December 31, 2009, the Company had reserves for vendor commitments of $0.3 million and $1.1 million, respectively, which represent inventory not yet received that is in excess of production requirements. The reserve for vendor commitments is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

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

The Company's property and equipment as of September 26, 2010 and December 31, 2009 are shown below:

	September 26,	December 31,
	2010	2009
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 52,519	$ 56,818
Furniture and fixtures	11,199	11,888
Leasehold improvements	17,763	18,390
	81,481	87,096
Less: accumulated depreciation	(65,718)	(65,453)
	$ 15,763	$ 21,643

The Company's accrued liabilities as of September 26, 2010 and December 31, 2009 are shown below:

	September 26,	December 31,
	2010	2009
	(thousands)
Accrued liabilities:
Accrued compensation and benefits	$ 7,323	$ 5,852
Warranty	2,226	1,310
Accrued value-added tax	2,826	2,942
Restructuring	537	609
Vendor purchase commitments	271	1,062
Other	5,205	6,518
	$ 18,388	$ 18,293

The Company's other liabilities as of September 26, 2010 and December 31, 2009 are shown below:

	September 26,	December 31,
	2010	2009
	(thousands)
Other liabilities:
Deferred revenue, noncurrent	$ 3,000	$ 3,375
Other	2,066	2,577
	$ 5,066	$ 5,952

3. Fair Value

The Company measures assets and liabilities at fair value based on exit price, which is defined by the authoritative guidance on fair value measurements as the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of September 26, 2010.

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

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy, as these instruments are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and transaction value. Specifically, the Company values its investments in U.S. government and agency securities, money market securities, certificates of deposit and plan assets under the Company's Deferred Compensation Plan based on quoted market prices in active markets; and values its investments in corporate bonds, commercial paper and state, municipal and provincial obligations based on other observable inputs. As of both September 26, 2010 and December 31, 2009, the Company had no assets or liabilities classified within Level 3. For the three months and nine months ended September 26, 2010, there were no transfers of instruments between Level 1 and Level 2 fair value measurement.

As of both September 26, 2010 and December 31, 2009, the Company had a cumulative unrealized loss of $0.1 million related to its investments. These amounts were included as a component of other comprehensive income. See Note 13.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of September 26, 2010 and December 31, 2009:

	September 26, 2010			December 31, 2009
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Cash and cash equivalents
and restricted cash:(1)
Money market funds	$ 7,491	$ -	$ 7,491	$ 15,398	$ -	$ 15,398
Certificates of deposit	4,018	-	4,018	2,000	-	2,000
Commercial paper	-	1,000	1,000	-	3,000	3,000
Short-term investments:
United States agency securities	3,519	-	3,519	4,057	-	4,057
United States corporate bonds	-	1,003	1,003	-	2,035	2,035
Commercial paper	-	1,999	1,999	-	6,997	6,997
Other assets:
Equity instruments (2)	142	-	142	814	-	814
Total assets measured at fair value	$ 15,170	$ 4,002	$ 19,172	$ 22,269	$ 12,032	$ 34,301

__________________
(1) Excludes cash in bank of $26.2 million and $26.9 million as of September 26, 2010 and December 31, 2009, respectively.
(2)Represents plan assets under the Company's Deferred Compensation Plan, which effectively offset corresponding Deferred Compensation Plan liabilities as of the dates presented.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of September 26, 2010 and December 31, 2009:

	September 26,	December 31,
	2010	2009
	(thousands)
Intangibles, net:
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(187)	-
	$ 1,063	$ 1,250

In December 2009, the Company acquired certain intellectual property assets related to its etch and strip plasma processes for approximately $1.3 million. These intangible assets are being amortized over a 5-year period. For the three months ended September 26, 2010 and September 27, 2009, the Company recorded amortization expense of approximately $0.1 million and $0 (zero), respectively. For the nine months ended September 26, 2010 and September 27, 2009, the Company recorded amortization expense of approximately $0.2 million and $0 (zero), respectively.

5. Restructuring Charges

In fiscal 2009 and 2008, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs. The following table summarizes changes in the restructuring accrual for the three months and nine months ended September 26, 2010 and September 27, 2009:

	Three Months Ended September 26, 2010			Three Months Ended September 27, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 121	$ 384	$ 505	$ 261	$ 535	$ 796
Restructuring charge	-	-	-	1,725	-	1,725
Payments	(12)	-	(12)	(1,862)	-	(1,862)
Reserve adjustments	32	12	44	(16)	29	13
Ending balance	$ 141	$ 396	$ 537	$ 108	$ 564	$ 672

	Nine Months Ended September 26, 2010			Nine Months Ended September 27, 2009
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Benefits	Cost	Total	Benefits	Cost	Total
	(thousands)			(thousands)
Beginning balance	$ 89	$ 520	$ 609	$ 3,496	$ 376	$ 3,872
Restructuring charge	-	-	-	2,800	159	2,959
Payments	(36)	-	(36)	(5,756)	-	(5,756)
Reserve adjustments	88	(124)	(36)	(432)	29	(403)
Ending balance	$ 141	$ 396	$ 537	$ 108	$ 564	$ 672

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

The following table summarizes changes in the product warranty accrual for the three months and nine months ended September 26, 2010 and September 27, 2009:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(thousands)		(thousands)
Beginning balance	$ 2,094	$ 2,730	$ 1,310	$ 4,381
Accrual for warranties issued during the period	848	261	2,459	916
Changes in liability related to pre-existing warranties	(164)	(897)	(63)	(1,767)
Settlements made during the period	(552)	(596)	(1,480)	(2,032)
Ending balance	$ 2,226	$ 1,498	$ 2,226	$ 1,498

In the ordinary course of business, the Company's banks provide standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The Company has not recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of September 26, 2010, the maximum potential amount that the Company could be required to pay was approximately $3.6 million, consisting of standby letters of credit. The letters of credit are secured by certificates of deposit of $4.0 million as of September 26, 2010, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets.

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

In 2005, the Company entered into a new lease agreement for its existing corporate headquarters building in Fremont, California. The lease is for a period of 10 years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual increases of approximately 3.5 percent. The Company is also responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, under a restoration cost obligation provision, which is being recognized on a straight-line basis over the lease term. To secure this obligation, the Company provided the landlord a $1.5 million standby letter of credit, which is secured by a certificate of deposit included in the Company's reported restricted cash balance.

The Company continues to lease one building previously used to house the administrative functions related to wet surface preparation products in Exton, Pennsylvania. The lease for the administrative building will expire on March 31, 2019 and the current rental cost is approximately $0.9 million annually. The Company expects to make rent payments under this lease over the remaining term of the lease, less any sublet amounts. In determining the facilities lease loss, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Total future expected lease payments of approximately $7.7 million were assumed in determining the facilities lease loss, offset by the expected sublease income. In January 2008, the Company sublet this facility until December 2010, with an option for an additional three years; and in October 2009, the lessee entered into an agreement with the Company to terminate the sublease agreement as of June 30, 2010 and simultaneously entered into a new agreement to lease approximately 50 percent of the Exton facility until December 2015, cancellable anytime after December 31, 2012. Under the existing sublease agreement, the Company's estimate of the expected future sublease income was approximately $3.3 million as of September 26, 2010. At December 31, 2009, the Company had an accrued liability balance of $0.7 million related to this facility. The Company has since updated its analysis based upon its current assessment of Exton real estate market conditions, including expectations that the Company's current efforts will result in the remainder of the facility being sublet. At September 26, 2010, the Company's accrued liability remained $0.7 million related to this facility. Adjustments to this accrual will be made in future periods, if and when there is evidence to indicate it is appropriate to revise estimates of future events and circumstances.

In connection with its acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Minister) relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (i) payment by the Company of a royalty to the Minister of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14,269,290 (approximately $14.6 million based on the applicable exchange rate as of September 26, 2010), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. Under the provisions of this agreement, if the Company, or MTC, did not materially satisfy its obligations pursuant to the covenants, the Minister could have demanded payment of liquidated damages in the amount of CAD 14,269,290 (approximately $14.6 million as of September 26, 2010) less any royalties paid by MTC or the Company to the Minister. As of September 26, 2010, the Company was no longer subject to covenants (ii) and (iii), as discussed above, but is still subject to covenant (i), relating to the payment of royalty on revenues from the Flash RTP product until 2020. However, if MTC is dissolved, files for bankruptcy or does not materially comply with certain terms and conditions of the contract prior to its expiration on December 31, 2020, the Company would be subject to liquidated damages in the amount of CAD 14,269,290 (approximately $14.6 million as of September 26, 2010) less any royalties paid by MTC or the Company to the Minister.

During the second quarter of 2010, the Company was informed that it was under review by a local Korean customs office in relation to the Company's designated repair center in Korea. The customs office is considering whether the Company properly moved parts through the repair center and, if not, erroneously benefited from applying lower customs duty rates on parts delivered to Korea to service warranty needs of customers. The Company is cooperating with the customs office but intends to defend its position that it has applied appropriate customs duty rates. As a result of this review, the Company provided $0.4 million of additional customs duty expense in the second quarter of 2010 to account for the potential difference in customs duty rates, including interest and possible penalties.

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

The Company's stock-based compensation expense for the three months and nine months ended September 26, 2010 and September 27, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(thousands)		(thousands)
Stock-based compensation by type of award:
Stock options	$ 662	$ 483	$ 1,745	$ 1,734
Restricted stock units	51	109	215	540
Employee stock purchase plan	9	10	29	28
Total stock-based compensation	$ 722	$ 602	$ 1,989	$ 2,302

Stock-based compensation by category of expense:
Cost of sales	$ 27	$ 24	$ 62	$ 88
Research, development and engineering	121	118	311	343
Selling, general and administrative	574	460	1,616	1,871
Total stock-based compensation	$ 722	$ 602	$ 1,989	$ 2,302

The Company did not capitalize any stock-based compensation as inventory for the three months and nine months ended September 26, 2010 and September 27, 2009 as such amounts were inconsequential.

As of September 26, 2010, the Company had $3.6 million in unrecognized stock-based compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.4 years. As of September 26, 2010, the Company had $0.2 million in unrecognized stock-based compensation expense related to 48,000 of unvested time-based RSUs outstanding, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.3 years.

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of subjective assumptions, which are summarized in the table below for the three months and nine months ended September 26, 2010 and September 27, 2009:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Expected dividend yield	-	-	-	-
Expected stock price volatility	76%	72%	74%	67%
Risk-free interest rate	1.6%	2.5%	2.1%	1.9%
Expected life of options in years	5	5	5	5

The Company estimates the expected life of options based on an analysis of its historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option; expected volatility is based on the historical volatility of the Company's common stock; and the risk-free interest rate is equal to the U.S. Treasury rates, with maturity approximating the expected life of the option. The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future; accordingly, the expected dividend yield is 0% (zero).

9. Employee Stock Plans

As of September 26, 2010, the Company had 2.0 million shares available for future grants under the 2005 Equity Incentive Plan (the 2005 Plan). The following table summarizes the combined activity under all of the Company's equity incentive plans for the nine months ended September 26, 2010:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2009	3,651	5,033	$ 6.62	384	$ 4.21
Stock options:
Granted	(2,036)	2,036	$ 3.19	-	-
Exercised	-	(75)	$ 0.85	-	-
Cancelled or forfeited	336	(336)	$ 11.65	-	-
Restricted stock units:
Granted	(5)	-	-	3	$ 3.96
Released	22	-	-	(37)	$ 7.87
Cancelled or forfeited	4	-	-	(2)	$ 6.66
Balances at September 26, 2010	1,972	6,658	$ 5.39	348	$ 3.73

Stock Options

Options and stock purchase rights granted under the 2005 Plan are for periods not to exceed seven years. Generally, incentive stock option and non-statutory stock option grants under the 2005 Plan must be at exercise prices that are at least 100 percent of the fair market value of the Company's common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the date of grant, and the remaining options vest 1/36 per month for the next 36 months thereafter. In addition to annual stock option grants to employees, the Company also granted a special retention stock option with a two-year vesting period to certain of its employees during the first quarter of 2009, and a special retention stock option with a one-year vesting period to certain of its employees during the third quarter of 2010.

During the three months ended September 26, 2010 and September 27, 2009, the Company granted 0.7 million and 20,000 stock options, respectively, with an estimated total grant-date fair value of $1.3 million and $16,000, respectively. During the nine months ended September 26, 2010 and September 27, 2009, the Company granted 2.0 million and 1.5 million stock options, respectively, with an estimated total grant-date fair value of $4.0 million and $0.7 million, respectively.

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

During the three months ended September 26, 2010, the Company did not grant any time- based RSUs. During the nine months ended September 26, 2010, the Company granted 3,000 time-based RSUs, with an estimated total grant-date fair value of $12,000. The Company did not grant any time-based RSUs during the nine months ended September 27, 2009. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period. For the three months ended September 26, 2010 and September 27, 2009, the Company recognized stock-based compensation expense of $0.1 million and $0.1 million, respectively, related to time-based RSUs. For the nine months ended September 26, 2010 and September 27, 2009, the Company recognized stock-based compensation expense of $0.2 million and $0.5 million, respectively, related to time-based RSUs.

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

During the first quarter of 2008, the Company's Board of Directors approved the grant of 0.7 million performance-based RSUs to certain of its senior-level management, with vesting in four equal tranches upon the achievement of four sequentially increasing revenue performance targets and contingent on the achievement of certain operating profit margin and stock price thresholds. By December 31, 2008, the Company determined that due to the deteriorating market conditions during the fourth quarter of 2008, it was not probable that any of the four revenue targets and the operating profit targets would be met by the specified dates. As a result, the stock-based compensation related to these RSUs was deemed unrecognizable. Since the fourth quarter of 2008, the Company has cancelled a total of 0.4 million of these performance-based RSUs based on employee terminations, leaving 0.3 million units outstanding as of September 26, 2010. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing expenses in the period that such determination is made. The Company did not record any compensation expense related to these RSUs during the three months and nine months ended September 26, 2010 and September 27, 2009.

Supplemental disclosure information about the Company's stock options and restricted stock units with time-based vesting is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(thousands, except weighted-average fair values)		(thousands, except weighted-average fair values)
Stock options:
Weighted-average fair value of options granted	$ 1.90	$ 0.79	$ 1.96	$ 0.47
Intrinsic value of options exercised (1)	$ 11	$ 4	$ 235	$ 4
Cash received from options exercised	$ 5	$ 9	$ 64	$ 9
Restricted stock units with time-based vesting:
Weighted-average fair value of
time-based RSUs granted	$ -	$ -	$ 3.96	$ -

_________________
(1) Amount represents the difference between the exercise price of the option and the Company's closing stock price on the date of exercise.

Supplemental disclosure information about the Company's stock options outstanding as of September 26, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Stock options
Vested and exercisable options	3,783	$ 7.15	3.3	$ 1,314
Unvested options	2,875	$ 3.08	6.1	$ 954
Outstanding options	6,658	$ 5.39	4.5	$ 2,268

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.63 as of September 24, 2010, which would have been received by the option holders had all option holders exercised their options at that date. The Company settles employee stock option exercises with newly issued common shares.

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

The following shows net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
Net sales:
United States	$ 1,321	3	$ 831	7	$ 3,271	3	$ 2,607	11
Taiwan	5,710	14	1,933	17	11,346	12	3,563	14
Korea	20,606	53	3,488	31	55,447	57	7,303	29
Japan	1,713	4	281	3	3,458	4	879	4
Other Asia	9,179	23	3,529	32	19,435	20	7,376	30
Europe and others	1,233	3	1,125	10	4,120	4	3,099	12
	$ 39,762	100	$ 11,187	100	$ 97,077	100	$ 24,827	100

In the three months ended September 26, 2010, two customers accounted for 41 percent and 18 percent of net sales, respectively. In the three months ended September 27, 2009, four customers accounted for 32 percent, 16 percent, 12 percent and 11 percent of net sales, respectively. In the nine months ended September 26, 2010, two customers accounted for 47 percent and 15 percent of net sales, respectively. In the nine months ended September 27, 2009, three customers accounted for 30 percent, 11 percent and 10 percent of net sales, respectively. As of September 26, 2010, three customers accounted for 27 percent, 15 percent and 15 percent of the Company's accounts receivable balance. As of December 31, 2009, three customers accounted for 27 percent, 19 percent and 14 percent of the Company's accounts receivable balance, respectively.

Geographical information relating to the Company's property and equipment, net, as of September 26, 2010 and December 31, 2009 is as follows:

	September 26, 2010		December 31, 2009
	(thousands)%		(thousands)%
Property and equipment, net:
United States	$ 10,875	69	$ 15,516	72
Germany	2,582	16	3,937	18
Canada	1,898	12	1,981	9
Others	408	3	209	1
	$ 15,763	100	$ 21,643	100

11. Income Taxes

The provision for income taxes for the nine months ended September 26, 2010 was $0.3 million, primarily consisting of provisions for foreign taxes. Income taxes for the nine months ended September 27, 2009 were an overall benefit of $8.0 million, reflecting the settlement of a foreign subsidiary's tax audit as well as provisions for foreign taxes. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, the Company had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million are approximately $3.3 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period, before consideration of changes in the valuation allowance. The Company does not anticipate there will be a significant change in its unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the nine months ended September 26, 2010, the recorded income tax expense included estimated interest of $0.2 million.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in various foreign and state jurisdictions. The Company's federal and state income tax returns are generally not subject to examination by tax authorities for years before 2004. The Company had no tax audits in progress as of September 26, 2010.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(thousands)		(thousands)
Weighted average shares outstanding - Basic	50,094	49,884	50,044	49,795
Diluted potential common shares from stock
options and restricted stock units	-	-	-	-
Weighted average shares outstanding - Diluted	50,094	49,884	50,044	49,795

For the nine months ended September 26, 2010 and September 27, 2009, the Company had 7.0 million and 6.3 million shares of equity awards, respectively, that could potentially dilute basic earnings per share but were excluded from the computation in the periods presented as their effect would have been anti-dilutive.

13. Other Comprehensive Income

The balance of accumulated comprehensive income is as follows:

	September 26,	December 31,
	2010	2009
	(thousands)
Accumulated other comprehensive income:
Cumulative translation adjustments	$ 20,749	$ 22,123
Unrealized investment loss	(113)	(109)
	$ 20,636	$ 22,014

Following are the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(thousands)		(thousands)
Net loss	$ (6,366)	$ (8,557)	$ (25,502)	$ (55,680)
Cumulative translation adjustments	2,295	2,243	(1,374)	2,488
Unrealized investment gain (loss)	4	77	(4)	59
Comprehensive loss	$ (4,067)	$ (6,237)	$ (26,880)	$ (53,133)

14. Registration Statement on Form S-3

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on July 21, 2010 that became effective on September 30, 2010. The shelf registration statement is intended to provide the Company with financial flexibility to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. The Company intends to use the proceeds from any sale of securities under the shelf registration statement for general corporate purposes. The Company does not have any immediate plans to offer or sell securities under the shelf registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, earnings, cash flow and cash position, customer demand, market share, competitiveness, margins, product development plans and levels of research, development and engineering ("RD&E") activity, customer acceptance of our new product lines, market demand for semiconductor devices, outsourcing plans, operating expenses, tax expenses, the expected effects, cost and timing of restructurings, excess inventory reserves, the level of our vendor commitments as compared to our requirements, cost-saving initiatives, consolidation of operations and facilities, economic conditions in general and in our industry, the impact of any litigation or investigation on our operating results or financial position, any offering and sale of securities pursuant to our shelf registration statement, and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason.

Documents to Review In Connection With Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2009 (our "2009 Form 10-K").

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

The trough of the last cycle was the first quarter of 2009. Since that point, we began to see our customers enter a period of technology purchases, particularly technology that enables shrinkage of device geometries, thus enabling more IC's on each wafer. During this phase of the recovery, we saw increased orders from a small group of customers for our technology oriented core products, such as the RTP Helios, and continued acceptance of our more recent product introductions, the paradigmE, Millios and HeliosXP. This trend has resulted in six consecutive quarters of double-digit revenue growth. More recently, several of our customers have announced expansion plans to be executed over the next six to eight quarters, more customers are increasing capacity in existing facilities and some industry analysts are predicting a favorable long-term outlook for the semiconductor industry as a whole. We believe that based on these trends, the industry is in a phase of the cycle characterized by capacity expansion of existing facilities and the building of new fabs. Accordingly, we expect to see continued capacity orders by customers across all of our product offerings.

We believe that we are well positioned to capitalize on the industry upturn, due in large part to our strategy to diversify our core products and to enter the large etch market. During the first nine months of 2010, we have seen a wider set of customers ordering our core strip and RTP products, which has historically been indicative of industry capacity expansion. We continue to see increasing orders and shipments of the Suprema strip product and the HeliosXP, our newest RTP tool. In our growing etch business, we've experienced significant numbers of shipments and growing demand for our paradigmE system, our innovative product targeted to meet the requirements of advanced dielectric etch applications.

Going forward, the success of our business will be dependent on numerous factors including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors will also include our ability to (i) significantly grow, either organically or through acquisitions, in order to enhance our competitiveness and profitability; (ii) develop and bring to market new products that address our customers' needs; (iii) grow customer loyalty through collaboration with our customers; (iv) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles; (v) ensure sufficient liquidity and capital resources to fund our business and (vi) generate the gross profits necessary to enable us to make the necessary investments in our business.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 26, 2010			September 27, 2009			Change
	(thousands)%			(thousands)%			(thousands)%
Net sales	$ 39,762	100.0		$ 11,187	100.0		$ 28,575	255.4
Cost of sales	25,248	63.5		8,722	78.0		16,526	189.5
Gross margin	14,514	36.5		2,465	22.0		12,049	488.8
Operating expenses:
Research, development and engineering	6,935	17.4		5,818	n/m	(1)	1,117	19.2
Selling, general and administrative	12,550	31.6		11,611	n/m	(1)	939	8.1
Restructuring charges	13	-		1,738	15.5		(1,725)	(99.3)
Total operating expenses	19,498	49.0		19,167	n/m	(1)	331	1.7
Loss from operations	(4,984)	n/m	(1)	(16,702)	n/m	(1)	11,718	(70.2)
Interest income	41	0.1		139	1.2		(98)	(70.5)
Interest expense	(35)	(0.1)		(30)	(0.3)		(5)	16.7
Other income (expense), net	(1,431)	(3.6)		(357)	(3.2)		(1,074)	300.8
Loss before income taxes	(6,409)	n/m	(1)	(16,950)	n/m	(1)	10,541	(62.2)
Provision for income taxes	(43)	(0.1)		(8,393)	(75.0)		8,350	(99.5)
Net loss	$ (6,366)	n/m	(1)	$ (8,557)	n/m	(1)	$ 2,191	(25.6)

	Nine Months Ended
	September 26, 2010			September 27, 2009			Change
	(thousands)%			(thousands)%			(thousands)%
Net sales	$ 97,077	100.0		$ 24,827	100.0		$ 72,250	291.0
Cost of sales	64,875	66.8		31,886	n/m	(1)	32,989	103.5
Gross margin	32,202	33.2		(7,059)	n/m	(1)	39,261	n/m	(1)
Operating expenses:
Research, development and engineering	20,400	21.0		19,277	n/m	(1)	1,123	5.8
Selling, general and administrative	37,481	38.7		35,970	n/m	(1)	1,511	4.2
Restructuring charges	(64)	(0.1)		2,556	10.3		(2,620)	n/m	(1)
Total operating expenses	57,817	59.6		57,803	n/m	(1)	14	-
Loss from operations	(25,615)	n/m	(1)	(64,862)	n/m	(1)	39,247	(60.5)
Interest income	101	0.1		572	2.3		(471)	(82.3)
Interest expense	(97)	(0.1)		(86)	(0.3)		(11)	12.8
Other income (expense), net	452	0.5		719	2.9		(267)	(37.1)
Loss before income taxes	(25,159)	n/m	(1)	(63,657)	n/m	(1)	38,498	(60.5)
Provision for income taxes	343	0.4		(7,977)	(32.1)		8,320	(104.3)
Net loss	$ (25,502)	n/m	(1)	$ (55,680)	n/m	(1)	$ 30,178	(54.2)

________________
(1) Not meaningful

Net Sales

Net sales were $39.8 million for the three months ended September 26, 2010, an increase of $28.6 million, compared to net sales of $11.2 million for the three months ended September 27, 2009. The low revenue level of the year-ago quarter reflected that we were only two quarters removed from the trough of the semiconductor equipment industry cycle. We have now experienced six consecutive quarters of double-digit increases in sales as the upturn has moved from primarily technology purchases to the current capacity building phase of the cycle. The increase in net sales for the third quarter of 2010 over the same period of 2009 is broad-based across all of our products, reflecting the overall recovery in the semiconductor equipment industry. Two customers accounted for 41 percent and 18 percent of sales, respectively, in the third quarter whereas four customers accounted for 32 percent, 16 percent, 12 percent and 11 percent of net sales, respectively, in the same period a year ago.

Net sales were $97.1 million for the nine months ended September 26, 2010, an increase of $72.3 million, compared to net sales of $24.8 million for the nine months ended September 27, 2009. The low revenue level of the year-ago period reflected the trough of the recently ended downturn in the semiconductor equipment industry. Two customers accounted for 47 percent and 15 percent of sales, respectively, in the nine months ended September 26, 2010 whereas three customers accounted for 30 percent, 11 percent and 10 percent of net sales, respectively, in the same period a year ago.

International sales to customers based in Europe and Asia, including China, Japan, Korea, Singapore and Taiwan, comprised approximately 97 percent of net sales for the three months ended September 26, 2010 compared to 93 percent for the three months ended September 27, 2009. For the nine months ended September 26, 2010 and September 27, 2009, international sales comprised 97 percent and 89 percent of net sales, respectively.

Gross Margin

Gross margin dollars were $14.5 million for the three months ended September 26, 2010, an increase of $12.0 million compared to $2.5 million for the three months ended September 27, 2009. The increase in gross margin dollars was primarily due to (i) an $11.1 million contribution from the $28.6 million increase in net sales year over year, which included the sale of $0.9 million of previously written-down inventory; (ii) a $0.9 million reduction in underabsorbed overhead to $0.7 million in the third quarter of 2010; and (iii) a $0.8 million reduction in inventory valuation adjustments to $0 (zero) in the third quarter of 2010. Gross margin increases were partially offset by a $0.7 million decrease in the amount of favorable accrued warranty valuation adjustments to $0.2 million released in the third quarter of 2010. Gross margin percentage was 37 percent for the three months ended September 26, 2010 compared to a 22 percent for the three months ended September 27, 2009.

Gross margin dollars for the nine months ended September 26, 2010 were $32.2 million, an increase of $39.3 million compared to a negative $7.1 million for the nine months ended September 27, 2009. The increase in gross margin dollars was primarily due to (i) a $23.6 million contribution from the $72.3 million increase in net sales year over year, which included the sale of $2.6 million of previously written-down inventory; (ii) a $13.9 million reduction in inventory valuation adjustments to $0 (zero) in the first nine months of 2010; and (iii) a $3.5 million reduction in underabsorbed overhead to $1.9 million in the first nine months 2010. Gross margin increases were partially offset by a $1.7 million decrease in the amount of favorable accrued warranty valuation adjustments to $0.1 million released in the first nine months of 2010. Gross margin percentage was 33 percent for the nine months ended September 26, 2010 compared to a negative 28 percent for the nine months ended September 27, 2009.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses were $6.9 million for the three months ended September 26, 2010, an increase of $1.1 million or 19 percent, compared to $5.8 million for the three months ended September 27, 2009. The increase in RD&E expenses was primarily due to a $0.6 million increase in materials used in new product development projects and a $0.5 million increase in salaries resulting from a slight increase in headcount in 2010 in support of new products and elimination of cost-saving work furloughs that were implemented in 2009.

RD&E expenses were $20.4 million for the nine months ended September 26, 2010, an increase of $1.1 million or 6 percent, compared to $19.3 million for the nine months ended September 27, 2009. The increase in RD&E expenses was primarily due to a $0.7 million increase in salaries and related costs resulting from increased headcount in 2010 in support of new products and elimination of cost-saving work furloughs that were implemented in 2009, a $0.7 million increase in materials used in new product development projects and a $0.3 million increase in travel, partially offset by a $0.5 million decrease in depreciation and amortization, primarily due to certain equipment having become fully depreciated in 2009.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $12.6 million for the three months ended September 26, 2010, an increase of $1.0 million or 8 percent, compared to $11.6 million for the three months ended September 27, 2009. The increase reflects the higher level of revenues and related business activities in 2010, including a $0.5 million increase in freight & duty, a $0.4 million increase in travel in support of customers, a $0.3 million increase in representative commissions, a $0.3 million increase in legal expenses and a $0.7 million collective increase representing lesser increases in all other SG&A expenses, partially offset by a $1.2 million decrease in depreciation and amortization, reflecting lower evaluation tool depreciation.

SG&A expenses were $37.5 million for the nine months ended September 26, 2010, an increase of $1.5 million or 4 percent, compared to $36.0 million for nine months ended September 27, 2009. The year-over-year increase reflects the higher level of revenues and related business activities in 2010, including a $2.0 million increase in freight and duty expenses, a $1.1 million increase in representative commissions, a $1.0 million increase in customer evaluation and courtesy materials, a $0.9 million increase in travel in support of customers and a $0.3 million increase in legal expenses, partially offset by a $3.1 million decrease in depreciation and amortization, reflecting lower evaluation tool depreciation, and a $0.9 million decrease in salaries and related costs primarily due to an increase in allocation of staff expenses to warranty and product service support activities as a result of the increase in sales.

Restructuring Expenses

Beginning in the second quarter of 2008 through the third quarter of 2009, we implemented several restructuring plans, which resulted in combined restructuring charges of approximately $8.6 million, a combined reduction of approximately 40 percent of our workforce and a combined expected annualized cost-savings of approximately $24.0 million. As of December 31, 2009, we had a remaining restructuring reserve balance of $0.6 million, comprised of severance costs of $0.1 million and lease termination costs of $0.5 million. We had minimal restructuring activities during the three months and nine months ended September 26, 2010. As of September 26, 2010, we had a restructuring reserves balance of $0.5 million, comprised of severance costs of $0.1 million and lease termination costs of $0.4 million.

We anticipate that severance payments against the reserves will be substantially completed in fiscal 2010. With respect to the lease termination, we are currently engaged in an ongoing negotiation with the landlord, and the payment of the lease termination expense will depend on the timing of a final agreement with the landlord.

Other Income (Expense), Net

Other income (expense), net was $1.4 million of expense for the three months ended September 26, 2010, which included $1.0 million of net foreign exchange losses primarily attributed to Euro-denominated liabilities as the Euro strengthened approximately 8 percent against the U.S. dollar during the period. Other income (expense), net was $0.4 million of expense for the three months ended September 27, 2009, which was insignificant.

Other income (expense), net was $0.5 million of income for the nine months ended September 26, 2010, which included $0.2 million of net foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 7 percent against the U.S. dollar during the period. Other income (expense), net was $0.7 million of income for the nine months ended September 27, 2009, which included $0.3 million of net foreign exchange gains primarily attributed to significant fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended September 26, 2010 was $0.3 million, primarily consisting of provisions for foreign taxes. Income taxes for the nine months ended September 27, 2009 were an overall benefit of $8.0 million, reflecting the settlement of a foreign subsidiary's tax audit as well as provisions for foreign taxes. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and record an adjustment in the current quarter. The net tax provision (benefit) is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2009, we had $27.6 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.6 million are approximately $3.3 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect our effective tax rate in a future period, before consideration of changes in the valuation allowance. We do not anticipate there will be a significant change in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, we had $1.1 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the nine months ended September 26, 2010, our recorded income tax expense included estimated interest of $0.2 million.

We are subject to United States federal income tax as well as to income taxes in various foreign and state jurisdictions. Our federal and state income tax returns are generally not subject to examination by tax authorities for years before 2004. We had no tax audits in progress as of September 26, 2010.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $45.3 million as of September 26, 2010, a decrease of $15.1 million from $60.4 million as of December 31, 2009. We had restricted cash of $4.0 million as of September 26, 2010, which primarily secures letters of credit provided to certain landlords and vendors. Stockholders' equity as of September 26, 2010 was $70.0 million compared to $94.7 million as of December 31, 2009.

We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on July 21, 2010 that became effective on September 30, 2010. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. We intend to use the proceeds from any sale of securities under the shelf registration statement for general corporate purposes. We do not have any immediate plans to offer or sell securities under the shelf registration statement.

Off-Balance-Sheet Arrangements

As of September 26, 2010, we did not have any significant "off-balance-sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash used in operations of $13.9 million for the nine months ended September 26, 2010 was primarily comprised of net loss of $25.5 million, partially offset by non-cash charges of $6.8 million and $4.8 million of cash increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $5.4 million of depreciation and amortization and $2.0 million of stock-based compensation, partially offset by $0.7 million released from the allowance for doubtful accounts upon realization of certain customer accounts previously provided for during the recent industry downturn. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $7.8 million increase in accounts payable, a $3.3 million increase in deferred revenue and a $0.8 million decrease in other assets. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $3.3 million increase in accounts receivable, a $2.2 million increase in advance billings, a $1.4 million increase in inventories and a $0.4 million reduction in income taxes payable, non-current and other liabilities. The increases in accounts receivable and accounts payable reflect the sharp increase in sales and business activities in the first three quarters of 2010. The increases in advance billings and deferred revenue were due to an increase in systems shipped during the first three quarters of 2010 for which revenue was deferred as of September 26, 2010, in accordance with the authoritative guidance for revenue recognition. The reduction in prepaid assets resulted primarily from VAT returns filed in the second quarter of 2010.

Net cash used in operations of $33.6 million for the nine months ended September 27, 2009 was primarily comprised of net loss of $55.7 million, partially offset by non-cash charges of $13.7 million, and $8.4 million of cash increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $13.9 million of inventory valuation provisions, $6.4 million of depreciation and $2.3 million of stock based compensation, partially offset by a $8.3 million reversal of certain foreign tax liabilities and $0.9 million released from the allowance for doubtful accounts upon realization of certain customer accounts previously provided for during the recent industry downturn. The inventory valuation provision was for excess inventories and vendor commitments for excess inventories not yet received, reflecting the sharp decline in demand for our products. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $8.4 million decrease in accounts receivable, a $8.1 million decrease in inventories and inventories-delivered systems, a $1.3 million decrease in other assets and a $1.0 million decrease in prepaids and other current assets. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $5.8 million decrease in accrued liabilities, a $2.3 million decrease in accounts payable and a $2.0 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to our collection efforts compounded by the sharp decline in net sales. The decrease in inventories was primarily due to our efforts to utilize available inventory wherever feasible to minimize cash outlays for new inventories. The decreases in accounts payable, accrued liabilities and deferred revenues were indicative of lower net sales.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.7 million for the nine months ended September 26, 2010, primarily consisting of proceeds of $6.4 million from maturities of available-for-sale investments in excess of purchases, offset by a $2.0 million increase in restricted cash and capital spending of $0.8 million.

Net cash used in investing activities was $13.3 million for the nine months ended September 27, 2009, primarily consisting of proceeds of $18.3 million from maturities of available-for-sale investments in excess of purchases, offset by $2.0 million increase in restricted cash and capital spending of $3.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 26, 2010 and September 27, 2009 was not material.

Liquidity and Capital Resource Outlook

As of September 26, 2010, we had cash, cash equivalents, short-term investments and restricted cash of $45.3 million. We believe that these balances will be sufficient to fund our working and other capital requirements for the next twelve months. The cyclical nature of our business impacts our liquidity requirements. An upturn in the semiconductor industry will result in increased working capital requirements for inventory purchases and accounts receivable. At the same time, while we do not expect any further weakening in demand for our products in the foreseeable future, should such weakening occur, it would result in a decrease to our cash balances. We will continue to review our expected cash requirements, make all efforts to collect any aged receivables and take appropriate cost reduction measures to ensure that we have a sufficient level of available cash at any time to fund our working capital needs.

In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. On July 21, 2010, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective on September 30, 2010, intended to provide us with the financial flexibility to raise capital from the offering of up to $75 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective. We do not have any immediate plans to offer or sell securities under the shelf registration. In the event that our needs change and we seek additional financing, we may not be able to do so on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders or cause a material expense in our operations. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements and Accounting Changes

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2010, as compared to the recent accounting pronouncements described in our 2009 Form 10-K, that are of significance, or potential significance, to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents and short-term investments in accordance with authoritative guidance for accounting for investments in debt and equity securities; we consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents; and we classify our short-term investments as available-for-sale.

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

As of September 26, 2010, our investment portfolio consisted of $38.8 million in cash, cash equivalents and restricted cash and $6.5 million in short-term investments. Based on the size of our investment portfolio as of September 26, 2010, an immediate increase in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio. Conversely, because of the short-term nature of our portfolio, an immediate decline of 100 basis points in interest rates could harm interest earnings of our investment portfolio in the future as securities mature. By policy, we limit our use of longer-term investments. As of September 26, 2010, 100 percent of our short-term investments mature in less than one year.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations where the local currencies are the functional currency are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the Condensed Consolidated Statements of Operations as they are incurred. Because much of our revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse affect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or the Canadian dollar, could have a material impact on our financial statements. For the nine months ended September 26, 2010, realized and unrealized foreign currency exchange gains were $0.2 million, compared to realized and unrealized foreign currency exchange gain of $0.3 million for same period in 2009. The increase in foreign currency gain was primarily due to exchange rate fluctuations of the U.S. dollar against certain of the foreign currencies in which our accounts receivable and accounts payable are denominated.

Cumulative translation adjustment losses included in comprehensive income for the nine months ended September 26, 2010 were $1.4 million primarily due to the weakening of the U.S. dollar against the Euro, which negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to $20.7 million as of September 26, 2010, compared to $22.1 million as of December 31, 2009.

We did not have any hedging activities during the nine months ended September 26, 2010 and during the nine months ended September 27, 2009. We had no forward foreign exchange contracts outstanding as of September 26, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently cooperating with a review by a local Korean customs office with respect to customs duty classification matters. See Note 7, "Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain. Moreover, the defense of claims or actions against us, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30.0 million of shares of our common stock through open-market purchases or private transactions. As of September 26, 2010, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35.0 million. Our last repurchase of common stock under this plan was in the first quarter of 2008. As of September 26, 2010, we have the authorization to repurchase up to an additional $15.0 million of our shares of common stock under the Repurchase Plan.

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

Dated: October 29, 2010

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2010

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)