Form 10-Q
period 2011-04-03
MATTSON TECHNOLOGY INC
filed 2011-05-06
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of April 29, 2011: 50,309,590

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 3,	March 28,
	2011	2010
Net sales	$ 47,049	$ 25,195
Cost of sales	33,105	17,433
Gross margin	13,944	7,762

Operating expenses:
Research, development and engineering	6,515	6,406
Selling, general and administrative	12,575	12,373
Restructuring charges	(65)	16
Total operating expenses	19,025	18,795

Loss from operations	(5,081)	(11,033)

Interest income	27	30
Interest expense	(48)	(32)
Other income (expense), net	(1,506)	458
Loss before income taxes	(6,608)	(10,577)

Provision for (benefit from) income taxes	(334)	179

Net loss	$ (6,274)	$ (10,756)

Net loss per share:
Basic and diluted	$ (0.12)	$ (0.22)

Shares used in computing net loss per share:
Basic and diluted	50,287	49,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	April 3,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 20,405	$ 16,863
Short-term investments	-	2,151
Restricted cash	4,028	4,026
Accounts receivable, net of allowance for doubtful accounts
of $865 as of April 3, 2011 and $681 as of December 31, 2010	18,039	24,127
Advance billings	4,810	3,177
Inventories	34,201	34,673
Prepaid expenses and other current assets	4,701	5,770
Total current assets	86,184	90,787
Property and equipment, net	13,798	15,011
Intangibles, net	938	1,000
Other assets	4,762	4,826
Total assets	$ 105,682	$ 111,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,909	$ 20,860
Accrued liabilities	16,051	13,452
Deferred revenue	6,746	5,349
Total current liabilities	37,706	39,661
Income taxes payable, non-current	4,028	4,287
Other liabilities	4,987	5,021
Total liabilities	46,721	48,969

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 54,485 shares issued and 50,304 shares outstanding as of April 3, 2011;
54,440 shares issued and 50,259 shares outstanding as of December 31, 2010	54	54
Additional paid-in capital	635,694	634,944
Accumulated other comprehensive income	22,037	20,207
Treasury stock, 4,181 shares as of April 3, 2011 and December 31, 2010	(37,986)	(37,986)
Accumulated deficit	(560,838)	(554,564)
Total stockholders' equity	58,961	62,655
Total liabilities and stockholders' equity	$ 105,682	$ 111,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 3,	March 28,
	2011	2010
Cash flows from operating activities:
Net loss	$ (6,274)	$ (10,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for doubtful accounts	177	(481)
Depreciation and amoritization	1,665	1,884
Inventory valuation charges	1,176	475
Stock-based compensation	728	642
Deferred income taxes	-	(292)
Other non-cash items	-	(39)
Changes in assets and liabilities:
Accounts receivable	5,914	(4,944)
Advance billings	(1,636)	(3,304)
Inventories	(24)	2,232
Inventories - delivered systems	-	(1,688)
Prepaid expenses and other current assets	1,198	20
Other assets	101	743
Accounts payable	(6,154)	4,182
Accrued liabilities	2,343	647
Deferred revenue	1,272	3,738
Income taxes payable, non-current and other liabilities	(380)	(576)
Net cash provided by (used in) operating activities	106	(7,517)

Cash flows from investing activities:
Purchases of available-for-sale investments	-	(5,097)
Maturities of available-for-sale investments	2,151	6,125
Increase in restricted cash	(2)	(5)
Purchases of property and equipment	(158)	(99)
Net cash from investing activities	1,991	924

Cash flows from financing activities:
Proceeds from stock plans, net	22	(1)
Net cash from (used in) financing activities	22	(1)

Effect of exchange rate changes on cash and cash equivalents	1,423	(913)

Net increase (decrease) in cash and cash equivalents	3,542	(7,507)
Cash and cash equivalents, beginning of period	16,863	45,346
Cash and cash equivalents, end of period	$ 20,405	$ 37,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology, Inc. (the "Company" or "Mattson Technology") for the year ended December 31, 2010, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2011. Certain prior year amounts have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended April 3, 2011 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2011.

Fiscal Year

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

Liquidity and Management Plans

At April 3, 2011, the Company had an accumulated deficit of $560.8 million. The Company has incurred operating losses and generated negative cash flows for each of the last three years. As of April 3, 2011, the Company had cash, cash equivalents and restricted cash of $24.4 million and working capital of $48.5 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company's operations require careful management of its cash and working capital balances. The Company's liquidity is affected by many factors including, among others, fluctuations in its revenue, gross profits and operating expenses, as well as changes in its operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict the Company's future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for the Company's products or ineffectiveness of its cost reduction efforts may cause the Company to incur additional losses in the future and lower its cash balances.

The Company may need additional funds to support its working capital requirements, operating expenses or for other requirements. Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for its operations. The Company intends to continue to review its expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that the Company has sufficient liquidity. The Company periodically reviews its liquidity position and may decide to raise additional funds, and may seek them from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, the Company may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and the Company's credit ratings. As a consequence, these financing options may not be available on a timely basis, or on terms acceptable to the Company, and could be dilutive to our stockholders. The Company's current liquidity position may result in risks and uncertainties affecting its operations and financial position, including the following: the Company may be required to reduce planned expenditures or investments; the Company may be unable to compete in its newer or developing markets; the Company may not be able to obtain and maintain normal terms with suppliers; suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on the Company's cash; customers may delay or discontinue entering into contracts with the Company; and the Company's ability to retain management and other key individuals may be negatively affected. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

Revenue Recognition

The Company derives revenues from these primary sources - equipment (tool) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, the Company recognizes revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at their estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. The maximum revenue the Company recognizes on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance. Under this approach, generally 90 percent of the total invoice amount is recognized as revenue upon shipment and transfer of title; 100 percent of the associated tool costs is also recognized upon shipment; and the remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the tool is received. From time to time, the Company allows customers to evaluate systems, with the customer maintaining the right to return the systems at its discretion with limited or no penalty. For this type of arrangement, the Company does not recognize revenue on the evaluation systems until customer acceptance is received. For spare parts, the Company recognizes revenue upon shipment. For service and maintenance contracts, the Company recognizes revenue on a straight-line basis over the service period of the related contract. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Accounts receivable for which revenue has not been recognized are classified as advance billings.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an amendment to its previously released guidance related to revenue recognition for sales arrangements with multiple deliverables. The amended guidance requires an entity at the inception of an arrangement to allocate the arrangement's consideration to all of its deliverables using the relative selling price method, which allows for management's best estimate of a deliverable's selling price when vendor-specific or other third-party evidence of fair value are not available. The residual method of allocating consideration, required under previous guidance, is no longer permitted. Effective January 1, 2011, the Company adopted this guidance for revenue arrangements entered into or materially modified on or after that date. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

This guidance did not change the units of accounting for our revenue transactions. We typically recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate such sale transactions into two separate elements. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at their estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third- party evidence is not available.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 3, 2011, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance or potential significance to the Company.

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of April 3, 2011 and December 31, 2010 are carried at fair market value, as shown below:

	April 3,	December 31,
	2011	2010
(thousands)
Cash and cash equivalents:
Cash in bank	$ 14,354	$ 13,978
Money market funds	6,051	2,885
	$ 20,405	$ 16,863

Short-term investments:
United States agency securities	$ -	$ 2,151

Restricted cash:
Certificates of deposit	$ 4,028	$ 4,026

As of both April 3, 2011 and December 31, 2010, the Company had restricted cash of $4.0 million, which is primarily secured standby letters of credit provided to certain landlords and vendors. See Note 6.

The Company did not have any short-term investments as of April 3, 2011. All short-term investments as of December 31, 2010 were considered available-for-sale and were marked to market, with unrealized gains and losses recorded as a component of other comprehensive income. As of December 31, 2010, all short-term investments had contractual maturities due within one year.

Components of inventories as of April 3, 2011 and December 31, 2010 are shown below:

	April 3,	December 31,
	2011	2010
	(thousands)
Inventories, net:
Purchased parts and raw materials	$ 15,751	$ 14,266
Work-in-process	8,238	9,225
Finished goods	10,212	11,182
	$ 34,201	$ 34,673

Components of property and equipment as of April 3, 2011 and December 31, 2010 are shown below:

	April 3,	December 31,
	2011	2010
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 54,000	$ 52,608
Furniture and fixtures	11,151	10,741
Leasehold improvements	18,561	17,813
	83,712	81,162
Less: accumulated depreciation	(69,914)	(66,151)
	$ 13,798	$ 15,011

Components of accrued liabilities as of April 3, 2011 and December 31, 2010 are shown below:

	April 3,	December 31,
	2011	2010
	(thousands)
Accrued liabilities:
Compensation and benefits	$ 6,083	$ 5,941
Warranty	2,954	2,539
Value-added tax	1,099	748
Restructuring	392	436
Other	5,523	3,788
	$ 16,051	$ 13,452

Components of other liabilities as of April 3, 2011 and December 31, 2010 are shown below:

	April 3,	December 31,
	2011	2010
	(thousands)
Other liabilities:
Deferred revenue, non-current	$ 2,750	$ 2,875
Other	2,237	2,146
	$ 4,987	$ 5,021

3. Fair Value

The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of April 3, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of April 3, 2011 and December 31, 2010:

	April 3, 2011			December 31, 2010
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Assets measured at fair value:
Cash equivalents:
Money market funds	$ 6,051	$ -	$ 6,051	$ 2,885	$ -	$ 2,885
Short-term investments:
United States agency securities	-	-	-	2,151	-	2,151
Other assets:
Equity instruments	125	-	125	164	-	164
Total assets measured at fair value	$ 6,176	$ -	$ 6,176	$ 5,200	$ -	$ 5,200

Liabilities measured at fair value:
Other liabilities:
Deferred compensation	$ 125	$ -	$ 125	$ 164	$ -	$ 164

Equity instruments in the table above represent plan assets under the Company's Deferred Compensation Plan, which effectively offset corresponding deferred compensation plan liabilities as of the dates presented.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of April 3, 2011 and December 31, 2010:

	April 3,	December 31,
	2011	2010
	(thousands)
Intangibles, net:
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(312)	(250)
	$ 938	$ 1,000

For both the three months ended April 3, 2011 and March 28, 2010, the Company recorded amortization expenses of approximately $0.1 million.

5. Restructuring Charges

In 2008 and 2009, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs. The following table summarizes changes in the restructuring accrual for the three months ended April 3, 2011 and March 28, 2010:

	Three Months Ended April 3, 2011			Three Months Ended March 28, 2010
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Costs	Costs	Total	Costs	Costs	Total
	(thousands)			(thousands)
Beginning balance	$ 94	$ 342	$ 436	$ 89	$ 520	$ 609
Payments	-	-	-	(13)	-	(13)
Reserve adjustments	(94)	29	(65)	59	(43)	16
Foreign currency changes	-	21	21	-	-	-
Ending balance	$ -	$ 392	$ 392	$ 135	$ 477	$ 612

Remaining employee severance cost contingencies were resolved in the first quarter of 2011. The Company is currently engaged in an ongoing negotiation with a landlord with respect to a lease contract termination, and the payment of the lease termination expense depends on the timing of a final agreement with the landlord.

6.  Commitments and Contingencies

Warranty

The following table summarizes changes in the product warranty accrual for the three months ended April 3, 2011 and March 28, 2010:

	Three Months Ended
	April 3,	March 28,
	2011	2010
	(thousands)
Beginning balance	$ 2,539	$ 1,310
Warranties issued in the period	1,089	836
Costs to service warranties	(993)	(294)
Warranty accrual adjustments	319	(44)
Ending balance	$ 2,954	$ 1,808

Guarantees

In the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. The Company has never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of April 3, 2011, the maximum potential amount that the Company could be required to pay was $3.8 million, the total amount of outstanding standby letters of credit, which were secured by $4.0 million of certificates of deposit.

In connection with the Company's acquisition of Vortek Industries, Ltd (Vortek) in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the Ministry) relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various covenants, including (i) payment by the Company of a royalty to the Ministry of 1.4 percent of revenues from Flash RTP products, up to a total of CAD 14.3 million (approximately $14.8 million based on the applicable exchange rate as of April 3, 2011), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and certain other covenants concerning protection of intellectual property rights and manufacturing obligations. Under the provisions of this agreement, if the Company, or MTC, did not materially satisfy its obligations pursuant to the covenants, the Ministry could have demanded payment of liquidated damages in the amount of CAD 14.3 million less any royalties paid by MTC or the Company to the Ministry. As of December 31, 2010, the Company is no longer subject to covenants (ii) and (iii), as discussed above; but is still subject to covenant (i), relating to the payment of royalty on revenues from the Flash RTP product until 2020. However, if MTC is dissolved, files for bankruptcy or does not materially comply with certain terms and conditions of the contract prior to its expiration on December 31, 2020, the Company would be subject to liquidated damages in the amount of CAD 14.3 million less any royalties paid by MTC or the Company to the Ministry.

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

7. Stockholders' Equity

Common Stock Repurchase Program

In March 2007, the Company's Board of Directors approved a common stock repurchase plan ("Repurchase Plan") that authorized the repurchase of up to $20.0 million of outstanding shares of the Company's common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors expanded the Repurchase Plan, authorizing the repurchase of up to an additional $30 million of shares of the Company's common stock through open-market purchases or private transactions. By December 31, 2008, a total of 3.8 million shares had been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35 million. The Company's last repurchase of common stock under this plan was in the first quarter of 2008. In May 2011, the Company terminated the Repurchase Plan.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of April 3, 2011 and December 31, 2010 was $22.0 million and $20.2 million, respectively, comprised primarily of cumulative translation gains.

8. Employee Stock Plans

As of April 3, 2011, the Company had 1.5 million shares available for future grants under the 2005 Equity Incentive Plan (the "2005 Plan"). The following table summarizes the combined activity under all of the Company's equity incentive plans for the three months ended April 3, 2011:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2010	2,263	6,278	$ 5.51	343	$ 3.67
Stock options:
Granted	(1,193)	1,193	$ 2.40	-	-
Exercised	-	(35)	$ 1.08	-	-
Cancelled or forfeited	461	(461)	$ 9.31	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	12	-	-	(17)	$ 6.24
Cancelled or forfeited	1	-	-	(1)	$ 5.86
Balances at April 3, 2011	1,544	6,975	$ 4.75	325	$ 3.53

Stock Options

Stock options granted under the 2005 Plan are for periods not to exceed seven years. Generally, options to purchase stock under the 2005 Plan are granted at exercise prices that are at least 100 percent of the fair market value of the Company's common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter.

During the three months ended April 3, 2011 and March 28, 2010, the Company granted options to purchase 1.2 million and 1.2 million shares of common stock, respectively, with an estimated total grant-date fair value of $1.8 million and $2.3 million, respectively.

Supplemental disclosure information about the Company's stock options outstanding as of April 3, 2011:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Stock options:
Outstanding options	6,975	$ 4.75	4.6	$ 1,738
Vested and exercisable options	3,765	$ 6.38	3.3	$ 1,235

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.44 as of April 1, 2011, which would have been received by the option holders had all option holders exercised their options at that date. The Company settles employee exercises of options with newly issued common shares.

Restricted Stock Units ("RSUs")

The Company's 2005 Plan provides for grants of time-based and performance-based RSUs.

Time-Based Restricted Stock Units

Time-based RSUs generally vest 25 percent of the units granted on each anniversary of the vesting commencement date or date of grant. On occasion, the Company grants time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2005 Plan are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares for every one share subject thereto.

During the three months ended April 3, 2011 and March 28, 2010, the Company did not grant any time-based RSUs. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period.

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

During the first quarter of 2008, the Company's Board of Directors approved the grant of 0.7 million performance-based RSUs to certain of its senior-level management, with vesting in four equal tranches upon the achievement of four sequentially increasing revenue performance targets and contingent on the achievement of certain operating profit margin and stock price thresholds. By December 31, 2008, the Company determined that due to the deteriorating market conditions during the fourth quarter of 2008, it was not probable that any of the four revenue targets and the operating profit targets would be met by the specified dates. As a result, the stock-based compensation related to these RSUs was deemed unrecognizable. Since the fourth quarter of 2008, the Company has cancelled a total of 0.4 million of these performance-based RSUs based on employee terminations, leaving 0.3 million units outstanding as of April 3, 2011. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing expenses in the period that such determination is made. The Company did not record any compensation expense related to these RSUs during the three months ended April 3, 2011 and March 28, 2010.

Supplemental disclosure information about the Company's stock options and RSUs with time-based vesting is as follows:

Three Months Ended
	April 3, 2011	March 28, 2010
(thousands, except weighted-average fair values)
Stock options:
Weighted-average fair value of options granted	$ 1.51	$ 1.89
Intrinsic value of options exercised (1)	$ 54	$ 114
Cash received from options exercised	$ 38	$ 37
Restricted stock units with time-based vesting:
Weighted-average fair value of
time-based RSUs granted	$ -	$ -
________________
(1) Amount represents the difference between the exercise price of the option and the Company's closing stock price on the date of exercise.

9. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the applicable authoritative guidance, which requires the measurement of stock-based compensation on the date of grant based on the fair value of the award, and the recognition of the expense over the requisite service period for the employee.

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of subjective assumptions, which are summarized in the table below for the three months ended April 3, 2011 and March 28, 2010:

	Three Months Ended
	April 3, 2011	March 28, 2010
Expected dividend yield	-	-
Expected stock price volatility	77%	74%
Risk-free interest rate	2.1%	2.4%
Expected life of options in years	5	5

The Company estimates the expected life of options based on an analysis of its historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option; expected volatility is based on the historical volatility of the Company's common stock; and the risk-free interest rate is equal to the U.S. Treasury rates, with maturity approximating the expected life of the option. The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future; accordingly, the expected dividend yield is 0 (zero) percent.

The Company's stock-based compensation expense for the three months ended April 3, 2011 and March 28, 2010 was as follows:

	Three Months Ended
	April 3, 2011	March 28, 2010
	(thousands)
Stock-based compensation by type of award:
Stock options	$ 680	$ 537
Restricted stock units	38	95
Employee stock purchase plan	10	10
	$ 728	$ 642

Stock-based compensation by category of expense:
Cost of sales	$ 34	$ 18
Research, development and engineering	126	103
Selling, general and administrative	568	521
	$ 728	$ 642

The Company did not capitalize any stock-based compensation as inventory for the three months ended April 3, 2011 and March 28, 2010 as such amounts were inconsequential.

As of April 3, 2011, the Company had $3.6 million in unrecognized stock-based compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted- average period of 2.6 years. As of April 3, 2011, the Company had $0.1 million in unrecognized stock-based compensation expense related to unvested time-based RSUs outstanding, net of estimated forfeitures, which will be recognized over a weighted-average period of 0.8 years.

10. Reportable Segments

The Company has one reportable segment - designing, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry. All Company revenues and profits are generated from the sales of systems and services in this business segment, whose chief operating decision maker is the Company's Chief Executive Officer.

The following shows net sales by geographic areas based on the installation locations of systems sold and the locations of services rendered:

	Three Months Ended
	April 3, 2011		March 28, 2010
	(thousands)%		(thousands)%
Net sales:
United States	$ 1,083	2	$ 959	4
Korea	22,133	47	15,993	63
Taiwan	8,954	19	672	3
China	6,575	14	1,180	5
Japan	2,779	6	1,258	5
Other Asia	1,426	3	3,795	15
Europe and others	4,099	9	1,338	5
	$ 47,049	100	$ 25,195	100

In the three months ended April 3, 2011, three customers accounted for 42 percent, 14 percent and 10 percent of net sales, respectively. In the three months ended March 28, 2010, three customers accounted for 56 percent, 14 percent and 11 percent of net sales, respectively.

As of April 3, 2011, three customers accounted for 37 percent, 12 percent and 11 percent of the Company's accounts receivable balance, respectively. As of December 31, 2010, four customers accounted for 19 percent, 13 percent, 11 percent and 11 percent of the Company's accounts receivable balance, respectively.

Geographical information relating to the Company's property and equipment, net, as of April 3, 2011 and December 31, 2010 is as follows:

	April 3, 2011	December 31, 2010
	(thousands)
Property and equipment, net:
United States	$ 8,748	$ 9,880
Germany	2,064	2,236
Canada	2,633	2,507
Others	353	388
	$ 13,798	$ 15,011

11. Income Taxes

  The provision for (benefit from) income taxes for the three months ended April 3, 2011 and March 28, 2010 was a $0.3 million benefit and a $0.2 million provision, respectively, primarily consisting of provisions for foreign taxes. The $0.3 million tax benefit for the three months ended April 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter.  The net tax provision (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

As of December 31, 2010, the Company had $27.1 million of unrecognized tax benefits exclusive of interest and penalties described below.  Included in the $27.1 million are approximately $3.0 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period, before consideration of changes in the valuation allowance.  The Company does not anticipate there will be a significant change in its unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had $1.2 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the three months ended April 3, 2011, the recorded income tax benefit included estimated interest of $0.1 million.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in various foreign and state jurisdictions. The Company's federal and state income tax returns are generally not subject to examination by tax authorities for years before 2007 and 2006, respectively.  The Company had no tax audits in progress as of April 3, 2011.

12. Net Loss Per Share

The Company presents both basic and diluted earnings per share on the face of its condensed consolidated statements of operations. Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period. For the purposes of computing diluted earnings per share, weighted average common stock equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's common stock for the period.

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	April 3,	March 28,
	2011	2010
	(thousands)
Weighted-average shares outstanding - Basic	50,287	49,984
Diluted potential common shares from stock
options and restricted stock units	-	-
Weighted-average shares outstanding - Diluted	50,287	49,984

All outstanding stock options and restricted stock units are potentially dilutive securities, and as of April 3, 2011 and March 28, 2010, the combined total of stock options and RSUs outstanding were 7.3 million and 6.4 million, respectively. However, since the Company had net losses for the three months ended April 3, 2011 and March 28, 2010, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

13. Comprehensive Loss

The components of comprehensive loss are:

	Three Months Ended
	April 3,	March 28,
	2011	2010
	(thousands)
Net loss	$ (6,274)	$ (10,756)
Cumulative translation adjustments	1,828	(1,325)
Unrealized investment gain (loss)	2	(9)
Comprehensive loss	$ (4,444)	$ (12,090)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, gross margin, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobility electronics industry; customer demand for semiconductor manufacturing equipment, including as a result of greenfield fab plans; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructurings; tax expenses; excess inventory reserves, including the level of our vendor commitments as compared to our requirements; economic conditions in general and in our industry; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K").

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

For 2011, our new positions in etch and RTP, added to our broad strip base, expand our available market, especially in the new greenfield fabs, and transition us from productivity-driven markets into more technology-driven markets.  Our etch products, the paradigmE and Alpine, are targeted to meet the stringent requirements of advanced dielectric etch as well as packaging applications. In the first quarter of 2011, we benefited from our strategic investment in our etch product line by recording and shipping the largest paradigmE etch order in our history to a leading semiconductor manufacturer for volume manufacturing of advanced etch applications. We have grown the etch business to over one-third of our total system revenue for the quarter. The etch market represents a new market for us, and we believe it is significantly larger than our other market sectors. In addition, we believe our etch product line will allow us to take better advantage of future cycle ramps for technology-driven purchases in the semiconductor industry. During the quarter, we continued to ship our next generation RTP system, the Helios XP, to several leading semiconductor manufacturers. We also continued to maintain a strong position in our strip business, shipping our strip tools to three of the top four foundries, and leveraging the success of our Suprema tool by introducing the SUPREMA XP5, a more efficient, higher throughput system. We continue to target leading customers with strong balance sheets and the requisite resources in order to fully leverage our positions for improvements in our results with the continued strengthening of the global economy. We are unable to predict the impact, if any, the recent earthquake and tsunami in Japan will have on our business. Our customers and suppliers in Japan and elsewhere may be adversely affected by the consequences of the natural disaster. As a result, our customers may defer, delay, cancel or otherwise not place orders with us and our suppliers may defer, delay, cancel or otherwise not deliver components or subassemblies to us, each of which would cause our revenues to temporarily decline in the second and third quarters of 2011 and negatively impact our results of operations.

As of April 3, 2011, we had an accumulated deficit of $560.8 million. We have incurred operating losses and generated negative cash flows for each of the last three years. As of April 3, 2011, we had cash, cash equivalents and restricted cash of $24.4 million and working capital of $48.5 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. We intend to continue to review our expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We may need additional funds to support our working capital requirements, operating expenses or for other requirements. We periodically review our liquidity position to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	April 3, 2011		March 28, 2010		Change
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 47,049	100.0	$ 25,195	100.0	$ 21,854	86.7
Cost of sales	33,105	70.4	17,433	69.2	15,672	89.9
Gross profit	13,944	29.6	7,762	30.8	6,182	79.6
Operating expenses:
Research, development and engineering	6,515	13.8	6,406	25.4	109	1.7
Selling, general and administrative	12,575	26.7	12,373	49.1	202	1.6
Restructuring charges	(65)	(0.1)	16	0.1	(81)	n/m	(1)
Total operating expenses	19,025	40.4	18,795	74.6	230	1.2
Loss from operations	(5,081)	(10.8)	(11,033)	(43.8)	5,952	(53.9)
Interest income	27	0.1	30	0.1	(3)	(10.0)
Interest expense	(48)	(0.1)	(32)	(0.1)	(16)	50.0
Other income (expense), net	(1,506)	(3.2)	458	1.8	(1,964)	n/m	(1)
Loss before income taxes	(6,608)	(14.0)	(10,577)	(42.0)	3,969	(37.5)
Provision for income taxes	(334)	(0.7)	179	0.7	(513)	n/m	(1)
Net loss	$ (6,274)	(13.3)	$ (10,756)	(42.7)	$ 4,482	(41.7)
___________
(1) Not meaningful.

Net Sales

Net sales were $47.0 million for the three months ended April 3, 2011, an increase of approximately $21.9 million compared to $25.2 million for the three months ended March 28, 2010. The increase reflects the improvement in the global economy and the semiconductor equipment sector, with our customers continuing to fund productivity- and technology-driven equipment purchases. The increase in net sales for the first quarter of 2011 was primarily due to significant sales of our etch products, coupled with increases in sales of substantially all of our other products. In the first quarter of 2011, we booked and shipped the largest etch order in our history, contributing over one- third of our quarter's total system revenue.

Cost of Sales

Cost of sales was $33.1 million for the three months ended April 3, 2011, an increase of $15.7 million compared to $17.4 million for the three months ended March 28, 2010. The increase was primarily due to costs associated with increased product sales resulting from improved market conditions. Partially offsetting the year-over-year increase in product costs, cost of sales for the three months ended March 28, 2010 included a $0.9 million charge for under-absorbed overhead, which due to higher manufacturing volumes was not required in the current quarter.

Gross Profit

Gross profit for the three months ended April 3, 2011 was $13.9 million, an increase of $6.1 million compared to $7.8 million for the three months ended March 28, 2010. The increase was primarily due to the increase in sales and the reduction in under-absorbed overhead costs.

For the three months ended April 3, 2011 and March 28, 2010, we sold $1.8 million and $1.1 million of inventories, respectively, that were previously written-off as part of excess and obsolete inventory. The benefit derived from the sale of this inventory was partially offset by inventory valuation charges of $1.2 million and $0.5 million for the three months ended April 3, 2011 and March 28, 2010, respectively, for other inventory deemed to be excess and obsolete.

Gross margin rate for the three months ended April 3, 2011 was approximately 30 percent, a slight decrease from the 31 percent rate for the three months ended March 28, 2010. The decrease was primarily due to the mix of product shipments in the first quarter of 2011, which included a large shipment of our lower margin Aspen 3 tools. The gross margin rate was also impacted unfavorably in the current quarter by warranty cost overruns in servicing our new products.

Research, Development and Engineering

Research, development and engineering expenses were $6.5 million for the three months ended April 3, 2011, an increase of $0.1 million or 2 percent, compared to $6.4 million for the three months ended March 28, 2010. Spending levels were generally flat year over year across all expense categories.

Selling, General and Administrative

Selling, general and administrative expenses were $12.6 million for the three months ended April 3, 2011, an increase of $0.2 million or 2 percent, compared to $12.4 million for the three months ended March 28, 2010. The increase was primarily due to a $0.7 million change in the provision to the allowance for doubtful accounts, caused by a $0.5 million adjustment to lower the allowance in the first quarter of 2010 and a $0.2 million charge to increase the allowance in the current quarter. This increase was partially offset by a decrease in travel costs of $0.1 million and a decrease of tariffs and duties of $0.5 million.

Restructuring Charges

Amounts charged to restructuring reserves for both the three months ended April 3, 2011 and March 28, 2010 were only nominal adjustments related to the restructuring programs we implemented in 2008 and 2009.

Remaining employee severance cost contingencies were resolved in the first quarter of 2011. We are currently engaged in an ongoing negotiation with a landlord with respect to the lease termination, and the payment of the lease termination expense will depend on the timing of a final agreement with the landlord.

Interest and Other Income (Expense), Net

Interest income for both the three months ended April 3, 2011 and March 28, 2010 were nominal, reflecting low levels of investments and the continuation of low interest rates.

Other income (expense), net was $1.5 million expense for the three months ended April 3, 2011, which included $1.1 million of foreign exchange losses primarily related to liabilities denominated in Euros at our U.S. operations during the period when the U.S. dollar weakened 8 percent against the Euro. Other income (expense), net was $0.5 million income for the three months ended March 28, 2010, which included $0.3 million of foreign exchange gains.

Provision for Income Taxes

The provision for (benefit from) income taxes was a $0.3 million benefit and a $0.2 million provision for the three months ended April 3, 2011 and March 28, 2010, respectively, primarily related to foreign taxes. The $0.3 million tax benefit for the three months ended April 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations. On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter.  The net tax provision (benefit) is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Consistent with our 2010 Form 10-K, we consider certain accounting policies for the following areas as critical to our business operations and an understanding of our results of operations:

  Revenue Recognition

  Allowance for Doubtful Accounts

  Warranty

  Inventories and Inventory Valuation

  Fair Value Measurement of Assets and Liabilities

  Impairment of Long-Lived Assets

  Restructuring

  Income Taxes

  Stock-based Compensation

In the first quarter of 2011, we adopted guidance related to revenue recognition for sales arrangements with multiple deliverables. The impact of this adoption on our revenue recognition policy is described in further detail in our Recent Accounting Pronouncements and Accounting Changes section. There have been no other material changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2010 Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash were $24.4 million as of April 3, 2011, an increase of $1.4 million from $23.0 million as of December 31, 2010. We had restricted cash of $4.0 million as of April 3, 2011, which primarily secures letters of credit provided to certain landlords and vendors. Stockholders' equity as of April 3, 2011 was $59.0 million compared to $62.7 million as of December 31, 2010. Working capital as of April 3, 2011 was $48.5 million compared to $51.1 million as of December 31, 2010.

Liquidity and Capital Resources Outlook

At April 3, 2011, we had an accumulated deficit of $560.8 million. We have incurred operating losses and generated negative cash flows for each of the last three years. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. We intend to continue to review our expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following: we may be required to reduce planned expenditures or investments; we may be unable to compete in our newer or developing markets; we may not be able to obtain and maintain normal terms with suppliers; suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on our cash; customers may delay or discontinue entering into contracts with us; and our ability to retain management and other key individuals may be negatively affected. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Arrangements

As of April 3, 2011, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in our consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2010 Form 10-K.

Cash Flows from Operating Activities

Net cash provided by operations of $0.1 million for the three months ended April 3, 2011 consisted primarily of a net loss of $6.3 million offset by $3.7 million of non-cash charges and $2.6 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $1.7 million of depreciation and amortization, $1.2 million of inventory valuation charges, $0.7 million of stock-based compensation and $0.2 million of allowance for doubtful accounts provision. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $5.9 million decrease in accounts receivable, a $2.3 million increase in accrued liabilities, a $1.3 million increase in deferred revenue and a $1.2 million decrease in prepaid expenses and other current assets, partially offset by a $6.2 million decrease in accounts payable, a $1.6 million increase in advanced billings and a $0.4 million decrease in income taxes payable, non-current and other liabilities.

Net cash used in operations of $7.5 million for the three months ended March 28, 2010 consisted primarily of net loss of $10.8 million, partially offset by $2.2 million of non-cash charges and $1.1 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $1.9 million of depreciation and amortization, $0.6 million of stock-based compensation and $0.5 million of inventory valuation charges, partially offset by $0.5 million of credits to the allowance for doubtful accounts resulting from collection of customer accounts previously provided for and $0.3 million of income tax benefit to increase deferred income tax assets. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $4.2 million increase in accounts payable, a $3.7 million increase in deferred revenue, a $2.2 million decrease in inventories, a $0.7 million decrease in other assets and a $0.6 million increase in accrued liabilities, partially offset by a $4.9 million increase in accounts receivable, a $3.3 million increase in advanced billings, a $1.7 million increase in inventories-delivered systems and a $0.6 million decrease in income taxes payable, non-current and other liabilities. The increases in accounts receivable and accounts payable reflect the increase in revenue volumes during the first quarter of 2010. The increases in advance billings, inventory - delivered systems and deferred revenue were due to an increase in systems shipped during the quarter for which revenue was deferred.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $2.0 million for the three months ended April 3, 2011 consisted primarily of $2.2 million of proceeds from maturities of available-for-sale investments, partially offset by $0.2 million of capital spending.

Net cash provided by investing activities of $0.9 million for the three months ended March 28, 2010 consisted primarily of $1.0 million of proceeds in excess of purchases of available-for-sale investments, partially offset by $0.1 million of capital spending.

Cash Flows from Financing Activities

Cash flows related to financing activities for the both the three months ended April 3, 2011 and March 28, 2010 were not material.

Recent Accounting Pronouncements and Accounting Changes

In October 2009, the Financial Accounting Standards Board issued an amendment to its previously released guidance related to revenue recognition for sales arrangements with multiple deliverables. The amended guidance requires an entity at the inception of an arrangement to allocate the arrangement's consideration to all of its deliverables using the relative selling price method, which allows for management's best estimate of a deliverable's selling price when vendor-specific or other third-party evidence of fair value are not available. The residual method of allocating consideration, required under previous guidance, is no longer permitted. We adopted this guidance on January 1, 2011 for revenue arrangements entered into or materially modified on or after that date. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

This guidance did not change the units of accounting for our revenue transactions. We typically recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate such sale transactions into two separate elements. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at their estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third- party evidence is not available.

There are no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 3, 2011 that are of significance or potential significance to the Company, in addition to the recent accounting pronouncements described in our 2010 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of April 3, 2011, our $6.1 million investment portfolio consisted entirely of highly liquid money market funds with original maturities of 90 days or less, which we classify as cash equivalents. Based on the size of our investment portfolio and the short-term nature of cash equivalents, we believe we currently have only nominal risk of fluctuations in interest rates. Historically, we have also invested in marketable securities with maturity dates within one year from date of purchase, which have a greater exposure to potential losses arising from changes in interest rates.

Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements and maximizes yields consistent with approved credit risks. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents and we classify our short-term investments as available-for-sale.

Our cash equivalents and short-term investment portfolios strategy is to invest primarily in money market funds, commercial paper, corporate debt securities, and U.S. government and government- sponsored debt securities. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders' equity in the condensed consolidated balance sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the condensed consolidated statements of operations.

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

The U.S dollar weakened 8 percent against the Euro during the three months ended April 3, 2011. Realized and unrealized foreign currency exchange losses of $1.1 million for the three months ended April 3, 2011, included in the condensed consolidated statements of operations, were primarily related to liabilities denominated in Euros at our U.S. operations during the period. Cumulative translation adjustment gains of $1.8 million, included in comprehensive loss for the three months ended April 3, 2011, were primarily due to assets denominated in Euros at our foreign operations, which resulted in an increase in cumulative translation adjustments to $22.1 million as of April 3, 2011, compared to $20.3 million as of December 31, 2010.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

Item 1A. Risk Factors

Because of the following factors, as well as other variables affecting our operating results, cash flows and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in the future periods. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A. of our 2010 Form 10-K.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.

As of April 3, 2011, we had an accumulated deficit of $560.8 million. We have incurred operating losses and generated negative cash flows for each of the last three years. As of April 3, 2011, we had cash, cash equivalents and restricted cash of $24.4 million and working capital of $48.5 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following:

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

The recent natural disaster in Japan could disrupt our customers' and suppliers' operations and adversely affect our results of operations.

Certain of our customers and suppliers have headquarters and/or manufacturing facilities in Japan that have closed or limited operations resulting from the recent earthquake and tsunami in Japan. In addition, our customers' and suppliers' supply chains and customer-base may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials, limited ability to ship inventory and the risk of nuclear contamination. As a result, our customers in Japan, as well as our customers who depend on their customer-base and suppliers in Japan, may defer, delay, cancel or otherwise not place orders with us, and our suppliers may defer, delay, cancel or otherwise not deliver components or subassemblies to us, each of which would cause our revenues to decline in the second and third quarters of 2011 and negatively impact our results of operations.

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

Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. We may incur significant sales and marketing expenses during this evaluation period. In addition, the length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in revenues, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. Again, we incurred net losses for the years ended December 31, 2008, 2009 and 2010, of $92.2 million, $67.0 million and $33.4 million, respectively, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economic crisis. In the quarter ended April 3, 2011 we also incurred a net loss of $6.3 million. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in revenues. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

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

  burdensome governmental controls, laws, regulations, tariffs, taxes, restrictions, embargoes or export license requirements;
  unexpected changes in laws or regulations prompted by economic stress, such as protectionism, and other attempts to rectify real or perceived international trade imbalances;
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

Many of the challenges noted above are applicable in China, which is a developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. The required export licenses to supply any of our export controlled products to Chinese customers may be denied by U.S. export control authorities, and as the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, South Korea and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asian region. A significant trade disruption in these areas could have a material adverse impact on our future revenue and profits.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the 15 months ended April 3, 2011, the price range for our common stock was $1.93 to $5.52 per share.

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

The manufacture of some of these components is an extremely complex process and requires long lead times. If we are unable to obtain adequate and timely deliveries of our required components, we may have to seek alternative sources of supply or manufacture such components internally. This could delay our ability to manufacture or ship our systems in a timely manner, causing us to lose sales, incur additional costs, delay new product introductions and harm our reputation. Historically, we have not experienced any significant delays in manufacturing due to an inability to obtain components, and we are not currently aware of any specific problems regarding the availability of components that might significantly delay the manufacturing of our systems in the future, however, certain suppliers may be affected by the consequences of the natural disaster that has affected Japan and we are unable to predict the impact, if any, this will have on our business. Any inability to obtain adequate deliveries, or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally, could delay our ability to ship our systems and could have a material adverse effect on us.

Our gross margins may be impacted if we do not effectively manage our inventory and associated inventory reserves.

We need to manage our inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. For both the inventories that support manufacture of our products and our spare parts inventories, if the anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become excess or obsolete, resulting in write-offs, which would adversely affect our cash position and results of operations. In the past, we have recorded inventory valuation charges for excess and obsolete inventory of $0.8 million in 2010, $14.2 million in 2009, and $7.1 million in 2008. The sale of this inventory during periods of increasing revenue could temporarily impact our gross margins favorably due to the adjusted carrying value of this inventory, and could result in future unpredictability in our gross margin estimates.

Our gross margins for sales of products that we manufacture in Germany and/or South Korea may fluctuate due to changes in the value of the Euro and South Korean won.

We develop and manufacture a significant portion of our products in Germany, where our costs for labor and materials are primarily denominated in Euros, and anticipate increased manufacturing activities in South Korea in 2011, where our costs for labor are primarily denominated in won. Future increases in the strength of the Euro or won, if any, could increase our development costs, our costs to manufacture systems, and our costs to purchase spare parts for products from our suppliers, which would make it more difficult to for us to compete and could adversely affect our results of operations.

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

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost or cannot be mitigated with insurance. An earthquake could significantly disrupt our principal manufacturing operations in Fremont, California, an area highly susceptible to earthquakes. It could also significantly delay our research and development efforts on new products, a significant portion of which is conducted in California. While we take steps intended to minimize the damage that would be caused by an earthquake, there is no certainty that our efforts will prove successful in the event of an earthquake. We self-insure earthquake risks because we believe this is a prudent financial decision based on the high cost and limited coverage available in the earthquake insurance market. If a major earthquake occurs, we could suffer a major financial loss and face significant disruption in our business.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") administered by the Bureau of Industry and Security ("BIS"), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). These laws govern products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. In 2008, we self-disclosed to BIS certain inadvertent EAR violations and this matter is pending with BIS. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

In March 2007, our Board of Directors approved a common stock repurchase plan (our "Repurchase Plan") that authorized the repurchase of up to $20 million of our outstanding shares of common stock through open-market purchases or private transactions pursuant to a plan in conformity with Rule 10b5-1. We have completed all repurchases under this initial authorization, at a weighted-average cost of $9.97 per share.

In October 2007, our Board of Directors expanded our Repurchase Plan, authorizing the repurchase of up to an additional $30 million of shares of our common stock through open-market purchases or private transactions. As of April 3, 2011, a total of 3.8 million shares have been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35 million. Our last repurchase of common stock under this plan was in the first quarter of 2008. In May 2011, we terminated the Repurchase Plan.

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

Dated: May 6, 2011

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2011

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)