Form 10-Q
period 2011-07-03
MATTSON TECHNOLOGY INC
filed 2011-08-05
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of July 29, 2011: 58,222,802

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net sales	$ 51,259	$ 32,120	$ 98,308	$ 57,315
Cost of sales	35,852	22,194	68,957	39,627
Gross margin	15,407	9,926	29,351	17,688

Operating expenses:
Research, development and engineering	6,645	7,059	13,160	13,465
Selling, general and administrative	12,803	12,558	25,378	24,931
Restructuring charges	(13)	(93)	(78)	(77)
Total operating expenses	19,435	19,524	38,460	38,319

Loss from operations	(4,028)	(9,598)	(9,109)	(20,631)

Interest income	58	30	85	60
Interest expense	-	(30)	(48)	(62)
Other income (expense), net	(969)	1,425	(2,475)	1,883
Loss before income taxes	(4,939)	(8,173)	(11,547)	(18,750)

Provision for (benefit from) income taxes	274	207	(60)	386

Net loss	$ (5,213)	$ (8,380)	$ (11,487)	$ (19,136)

Net loss per share:
Basic and diluted	$ (0.10)	$ (0.17)	$ (0.22)	$ (0.38)

Shares used in computing net loss per share:
Basic and diluted	54,550	50,052	52,395	50,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	July 3,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 40,045	$ 16,863
Short-term investments	-	2,151
Restricted cash	2,830	4,026
Accounts receivable, net of allowance for doubtful accounts
of $988 as of July 3, 2011 and $681 as of December 31, 2010	17,056	24,127
Advance billings	4,060	3,177
Inventories	31,670	34,673
Prepaid expenses and other current assets	5,135	5,770
Total current assets	100,796	90,787
Property and equipment, net	12,666	15,011
Intangibles, net	875	1,000
Other assets	4,778	4,826
Total assets	$ 119,115	$ 111,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,114	$ 20,860
Accrued liabilities	19,056	13,452
Deferred revenue	6,697	5,349
Total current liabilities	41,867	39,661
Income taxes payable, non-current	4,130	4,287
Other liabilities	4,961	5,021
Total liabilities	50,958	48,969

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 62,392 shares issued and 58,211 shares outstanding as of July 3, 2011;
54,440 shares issued and 50,259 shares outstanding as of December 31, 2010	62	54
Additional paid-in capital	649,120	634,944
Accumulated other comprehensive income	23,012	20,207
Treasury stock, 4,181 shares as of July 3, 2011 and December 31, 2010	(37,986)	(37,986)
Accumulated deficit	(566,051)	(554,564)
Total stockholders' equity	68,157	62,655
Total liabilities and stockholders' equity	$ 119,115	$ 111,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 3,	June 27,
	2011	2010
Cash flows from operating activities:
Net loss	$ (11,487)	$ (19,136)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	294	(711)
Depreciation and amortization	3,227	3,655
Inventory valuation charges	2,442	492
Stock-based compensation	1,403	1,267
Other non-cash items	-	72
Changes in assets and liabilities:
Accounts receivable	6,756	(4,864)
Advance billings	(886)	(1,963)
Inventories	1,352	(400)
Prepaid expenses and other current assets	824	982
Other assets	212	746
Accounts payable	(5,004)	3,262
Accrued liabilities	4,865	(183)
Deferred revenue	1,223	2,156
Income taxes payable, non-current and other liabilities	(170)	(495)
Net cash provided by (used in) operating activities	5,051	(15,120)

Cash flows from investing activities:
Purchases of available-for-sale investments	-	(9,329)
Maturities of available-for-sale investments	2,151	13,125
(Increase) decrease in restricted cash	1,196	(17)
Purchases of property and equipment	(496)	(428)
Net cash from investing activities	2,851	3,351

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,128	171
Net cash from financing activities	13,128	171

Effect of exchange rate changes on cash and cash equivalents	2,152	(2,443)

Net increase (decrease) in cash and cash equivalents	23,182	(14,041)
Cash and cash equivalents, beginning of period	16,863	45,346
Cash and cash equivalents, end of period	$ 40,045	$ 31,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Operations

Mattson Technology, Inc. (the "Company" or "Mattson Technology") was incorporated in California in 1988 and reincorporated in Delaware in 1997. The Company designs, manufactures, markets and globally supports semiconductor wafer processing equipment used in the fabrication of integrated circuits.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology for the year ended December 31, 2010, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2011. Certain prior year amounts have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and six months ended July 3, 2011 are not necessarily indicative of results that may be expected for future quarters or for the entire year ending December 31, 2011.

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

Liquidity and Management Plans

At July 3, 2011, the Company had an accumulated deficit of $566.1 million. The Company has incurred operating losses and generated negative cash flows for the last three years. As of July 3, 2011, the Company had cash, cash equivalents and restricted cash of $42.9 million and working capital of $58.9 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company's operations require careful management of its cash and working capital balances. The Company's liquidity is affected by many factors including, among others, fluctuations in its revenue, gross profits and operating expenses, as well as changes in its operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict the Company's future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for the Company's products or ineffectiveness of its cost reduction efforts may cause the Company to incur additional losses in the future and lower its cash balances.

The Company may need additional funds to support its working capital requirements, operating expenses or for other requirements. Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities (such as its common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for its operations. The Company intends to continue to review its expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that the Company has sufficient liquidity. The Company periodically reviews its liquidity position and may decide to raise additional funds, and may seek them from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, the Company may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and the Company's credit ratings. As a consequence, these financing options may not be available on a timely basis, or on terms acceptable to the Company, and could be dilutive to our stockholders. The Company's current liquidity position may result in risks and uncertainties affecting its operations and financial position, including the following: the Company may be required to reduce planned expenditures or investments; the Company may be unable to compete in its newer or developing markets; the Company may not be able to obtain and maintain normal terms with suppliers; suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on the Company's cash; customers may delay or discontinue entering into contracts with the Company; and the Company's ability to retain management and other key individuals may be negatively affected. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

Revenue Recognition

The Company derives revenues from the following primary sources - equipment (tool) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, the Company recognizes revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at its estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. The maximum revenue the Company recognizes on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance. Under this approach, generally 90 percent of the total invoice amount is recognized as revenue upon shipment and transfer of title; 100 percent of the associated tool costs is also recognized upon shipment; and the remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the tool is received. From time to time, the Company allows customers to evaluate systems, with the customer maintaining the right to return the systems at its discretion with limited or no penalty. For this type of arrangement, the Company does not recognize revenue on the evaluation systems until customer acceptance is received. For spare parts, the Company recognizes revenue upon shipment. For service and maintenance contracts, the Company recognizes revenue on a straight-line basis over the service period of the related contract. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Accounts receivable for which revenue has not been recognized are classified as advance billings.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to its previously released guidance related to revenue recognition for sales arrangements with multiple deliverables. The amended guidance requires an entity at the inception of an arrangement to allocate the arrangement's consideration to all of its deliverables using the relative selling price method, which allows for management's best estimate of a deliverable's selling price when vendor-specific or other third-party evidence of fair value are not available. The residual method of allocating consideration, required under previous guidance, is no longer permitted. Effective January 1, 2011, the Company adopted this guidance for revenue arrangements entered into or materially modified on or after that date. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

This guidance did not change the units of accounting for the Company's revenue transactions. The Company typically recognizes revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, the Company recognizes revenue on a multiple element approach in which the Company bifurcates such sale transactions into two separate elements. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at its estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, an amendment to Accounting Standards Codification ("ASC") 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. This amendment will be effective for the Company's fiscal year beginning January 1, 2012. The adoption of this amendment is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for the Company's fiscal year beginning January 1, 2012. The adoption of this update will not have an impact on the Company's condensed consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 3, 2011, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance or potential significance to the Company.

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of July 3, 2011 and December 31, 2010 are carried at fair market value, as shown below:

	July 3,	December 31,
	2011	2010
(thousands)
Cash and cash equivalents:
Cash in bank	$ 19,995	$ 13,978
Money market funds	20,050	2,885
	$ 40,045	$ 16,863

Short-term investments:
United States agency securities	$ -	$ 2,151

Restricted cash:
Certificates of deposit	$ 2,830	$ 4,026

As of July 3, 2011 and December 31, 2010, the Company had restricted cash of $2.8 million and $4.0 million, respectively, which is securing standby letters of credit provided to certain landlords and vendors, as more fully described in Note 6.

The Company did not have any short-term investments as of July 3, 2011. All short-term investments as of December 31, 2010 were considered available-for-sale and were marked to market, with unrealized gains and losses recorded as a component of other comprehensive income. As of December 31, 2010, all short-term investments had contractual maturities due within one year.

Components of inventories as of July 3, 2011 and December 31, 2010 are shown below:

	July 3,	December 31,
	2011	2010
	(thousands)
Inventories:
Purchased parts and raw materials	$ 13,482	$ 14,266
Work-in-process	9,955	9,225
Finished goods	8,233	11,182
	$ 31,670	$ 34,673

Components of property and equipment as of July 3, 2011 and December 31, 2010 are shown below:

	July 3,	December 31,
	2011	2010
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 51,331	$ 52,608
Furniture and fixtures	11,268	10,741
Leasehold improvements	18,745	17,813
	81,344	81,162
Less: accumulated depreciation	(68,678)	(66,151)
	$ 12,666	$ 15,011

Components of accrued liabilities as of July 3, 2011 and December 31, 2010 are shown below:

	July 3,	December 31,
	2011	2010
	(thousands)
Accrued liabilities:
Compensation and benefits	$ 6,764	$ 5,941
Warranty	4,085	2,539
Value-added tax	1,203	748
Restructuring	338	436
Other	6,666	3,788
	$ 19,056	$ 13,452

Components of other liabilities as of July 3, 2011 and December 31, 2010 are shown below:

	July 3,	December 31,
	2011	2010
	(thousands)
Other liabilities:
Deferred revenue, non-current	$ 2,625	$ 2,875
Other	2,336	2,146
	$ 4,961	$ 5,021

3. Fair Value

The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of July 3, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of July 3, 2011 and December 31, 2010:

	July 3, 2011			December 31, 2010
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Assets measured at fair value:
Cash equivalents:
Money market funds	$ 20,050	$ -	$ 20,050	$ 2,885	$ -	$ 2,885
Short-term investments:
United States agency securities	-	-	-	2,151	-	2,151
Other assets:
Equity instruments	144	-	144	164	-	164
Total assets measured at fair value	$ 20,194	$ -	$ 20,194	$ 5,200	$ -	$ 5,200

Liabilities measured at fair value:
Other liabilities:
Deferred compensation	$ 144	$ -	$ 144	$ 164	$ -	$ 164

Equity instruments in the preceding table represent plan assets under the Company's Deferred Compensation Plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of July 3, 2011 and December 31, 2010:

	July 3,	December 31,
	2011	2010
	(thousands)
Intangibles, net:
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(375)	(250)
	$ 875	$ 1,000

For the three months ended July 3, 2011 and June 27, 2010, the Company recorded amortization expense of approximately $0.1 million each period. For the six months ended July 3, 2011 and June 27, 2010, the Company recorded amortization expense of approximately $0.1 million each period.

5. Restructuring Charges

In 2008 and 2009, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs. The following table summarizes changes in the restructuring accrual for the three and six months ended July 3, 2011 and June 27, 2010:

	Three Months Ended July 3, 2011			Three Months Ended June 27, 2010
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Costs	Costs	Total	Costs	Costs	Total
	(thousands)			(thousands)
Beginning balance	$ -	$ 392	$ 392	$ 135	$ 477	$ 612
Payments	-	(56)	(56)	(11)	-	(11)
Reserve adjustments	-	(13)	(13)	(3)	(93)	(96)
Foreign currency changes	-	15	15	-	-	-
Ending balance	$ -	$ 338	$ 338	$ 121	$ 384	$ 505

	Six Months Ended July 3, 2011			Six Months Ended June 27, 2010
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Costs	Costs	Total	Costs	Costs	Total
	(thousands)			(thousands)
Beginning balance	$ 94	$ 342	$ 436	$ 89	$ 520	$ 609
Payments	-	(56)	(56)	(24)	-	(24)
Reserve adjustments	(94)	16	(78)	56	(136)	(80)
Foreign currency changes	-	36	36	-	-	-
Ending balance	$ -	$ 338	$ 338	$ 121	$ 384	$ 505

Remaining employee severance cost contingencies were resolved in the first quarter of 2011. The Company is currently engaged in an ongoing negotiation with a landlord with respect to a lease contract termination, and the payment of the lease termination expense depends on the timing of a final agreement with the landlord.

6. Commitments and Contingencies

Warranty

The following table summarizes changes in the product warranty accrual for the three and six months ended July 3, 2011 and June 27, 2010:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
	(thousands)		(thousands)
Beginning balance	$ 2,954	$ 1,808	$ 2,539	$ 1,310
Warranties issued in the period	988	775	2,077	1,611
Costs to service warranties	(617)	(634)	(1,610)	(928)
Warranty accrual adjustments	760	145	1,079	101
Ending balance	$ 4,085	$ 2,094	$ 4,085	$ 2,094

Guarantees

In the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. The Company has never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of July 3, 2011, the maximum potential amount that the Company could be required to pay was $2.8 million, the total amount of outstanding standby letters of credit, which were secured by $2.8 million of certificates of deposit.

In connection with the Company's acquisition of Vortek Industries, Ltd ("Vortek") in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the "Ministry") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various conditions, including (i) payment by the Company of a royalty to the Ministry of 1.4 percent of revenues from certain Flash RTP products, up to a total of CAD 14.3 million (approximately $14.9 million based on the applicable exchange rate as of July 3, 2011), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and (iv) certain other provisions concerning protection of intellectual property rights and other terms. Under the provisions of this agreement, if the Company, or MTC, did not materially satisfy its obligations pursuant to the covenants, the Ministry could have demanded payment of liquidated damages in the amount of CAD 14.3 million less any royalties paid by MTC or the Company to the Ministry. The Company is no longer subject to the conditions under (ii) and (iii), as discussed above; but is still subject to the payment of royalties on revenues from the sale of Flash RTP products through 2020. If MTC is dissolved, files for bankruptcy, or MTC or the Company do not materially comply with certain material terms and conditions of the contract prior to its termination on February 15, 2021 or upon earlier payment of the maximum royalty obligations, the Company could be subject to liquidated damages in the amount of CAD 14.3 million less any royalties paid by MTC or the Company to the Ministry.

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

Government Agencies

As an exporter, the Company must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over the Company's operations. In the U.S. these laws include the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") administered by the Bureau of Industry and Security ("BIS"), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). These laws govern products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items. Prior to shipping certain items, the Company must obtain an export license or verify that license exemptions are available. In addition, the Company must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. In 2008, the Company self-disclosed to BIS certain inadvertent EAR violations and this matter is pending with BIS. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on the Company's ability to export its products, and repeat failures could carry more significant penalties. While at this time the Company is unable to estimate the extent of any fines or penalties or other potential losses that it may incur with respect to this matter, the Company believes that it is unlikely that the ultimate outcome would have a material adverse effect on the Company.

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

The Company records a legal liability when it believes it is both probable that a liability has been incurred, and the amount can be reasonably estimated. The Company monitors developments in its legal matters that could affect the estimate it has previously accrued. Significant judgment is required to determine both probability and the estimated amount.

7. Stockholders' Equity

Common Stock

On May 16, 2011, the Company completed a registered public offering of 7,820,000 shares of the Company's common stock. The common stock was issued at a price to the public of $1.80 per share. The Company received net proceeds of approximately $12.6 million from the offering after deducting underwriting discounts and estimated offering expenses of $1.4 million.

Common Stock Repurchase Program

In March 2007, the Company's Board of Directors approved a common stock repurchase plan ("Repurchase Plan") that authorized the repurchase of up to $20.0 million of outstanding shares of the Company's common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors expanded the Repurchase Plan, authorizing the repurchase of up to an additional $30 million of shares of the Company's common stock through open-market purchases or private transactions. By December 31, 2008, a total of 3.8 million shares had been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35 million. The Company's last repurchase of common stock under this plan was in the first quarter of 2008. On May 2, 2011, the Company terminated the Repurchase Plan.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of July 3, 2011 and December 31, 2010 was $23.0 million and $20.2 million, respectively, comprised primarily of cumulative translation gains.

8. Employee Stock Plans

As of July 3, 2011, the Company had approximately 1.6 million shares available for future grants under the Company's 2005 Equity Incentive Plan (the "2005 Plan"). The following table summarizes the combined activity under all of the Company's equity incentive plans for the six months ended July 3, 2011:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2010	2,263	6,278	$ 5.51	343	$ 3.67
Stock options:
Granted	(1,270)	1,270	$ 2.39	-	-
Exercised	-	(47)	$ 1.01	-	-
Cancelled or forfeited	576	(576)	$ 9.09	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	12	-	-	(18)	$ 6.14
Cancelled or forfeited	1	-	-	(1)	$ 5.65
Balances at July 3, 2011	1,582	6,925	$ 4.67	324	$ 3.53

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

During the three months ended July 3, 2011 and June 27, 2010, the Company granted options to purchase 0.1 million shares of common stock each period, with an estimated total grant-date fair value of $0.1 million and $0.4 million, respectively. During the six months ended July 3, 2011 and June 27, 2010, the Company granted options to purchase 1.3 million and 1.4 million shares of common stock, respectively, with an estimated total grant-date fair value of $1.9 million and $2.7 million, respectively.

Supplemental disclosure information about the Company's stock options outstanding as of July 3, 2011:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Stock options:
Outstanding options	6,925	$ 4.67	4.4	$ 1,140
Vested and exercisable options	4,339	$ 5.84	3.5	$ 876

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.97 as of July 1, 2011, which would have been received by the option holders had all option holders exercised their "in-the-money" options at that date. The Company settles employee exercises of options with newly issued shares of common stock.

Restricted Stock Units ("RSUs")

The Company's 2005 Plan provides for grants of time-based and performance-based RSUs.

Time-Based Restricted Stock Units

Generally, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. On occasion, the Company grants time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2005 Plan are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares of common stock for every one share of common stock subject thereto.

During the three and six months ended July 3, 2011 and June 27, 2010, the Company did not grant any time-based RSUs. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period.

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

During the first quarter of 2008, the Company's Board of Directors approved the grant of 0.7 million performance-based RSUs to certain of its senior-level management, with vesting in four equal tranches upon the achievement of four sequentially increasing revenue performance targets and contingent on the achievement of certain operating profit margin and stock price thresholds. By December 31, 2008, the Company determined that due to the deteriorating market conditions during the fourth quarter of 2008, it was not probable that any of the four revenue targets and the operating profit targets would be met by the specified dates. As a result, the stock-based compensation related to these RSUs was deemed unrecognizable. Since the fourth quarter of 2008, the Company has cancelled a total of 0.4 million of these performance-based RSUs based on employee terminations, leaving 0.3 million units outstanding as of July 3, 2011. If and when the Company determines that the related targets are probable of being achieved, the Company will begin recognizing expenses in the period that such determination is made. The outstanding performance-based RSUs will expire during the first quarter of 2012 if the performance targets are not achieved by then. The Company did not record any compensation expense related to these performance-based RSUs during the three and six months ended July 3, 2011 and June 27, 2010.

Supplemental disclosure information about the Company's stock options and RSUs with time-based vesting is as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
	(thousands, except weighted-		(thousands, except weighted-
	average fair values)		average fair values)
Stock options:
Weighted-average fair value of options granted	$ 2.22	$ 2.96	$ 2.39	$ 1.99
Intrinsic value of options exercised (1)	$ 15	$ 110	$ 69	$ 224
Cash received from options exercised	$ 10	$ 22	$ 48	$ 59
Restricted stock units with time-based vesting:
Weighted-average fair value of
time-based RSUs granted	$ -	$ 3.96	$ -	$ 3.96

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

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black- Scholes model requires the input of subjective assumptions, which are summarized in the table below for the three and six months ended July 3, 2011 and June 27, 2010:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Expected dividend yield	-	-	-	-
Expected stock price volatility	77%	74%	77%	74%
Risk-free interest rate	1.7%	2.2%	2.1%	2.3%
Expected life of options in years	5	5	5	5

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

The Company's stock-based compensation expense for the three and six months ended July 3, 2011 and June 27, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 640	$ 546	$ 1,320	$ 1,083
Restricted stock units	30	69	68	164
Employee stock purchase plan	5	10	15	20
	$ 675	$ 625	$ 1,403	$ 1,267

Stock-based compensation by category of expense:
Cost of sales	$ 22	$ 17	$ 56	$ 35
Research, development and engineering	115	87	241	190
Selling, general and administrative	538	521	1,106	1,042
	$ 675	$ 625	$ 1,403	$ 1,267

The Company did not capitalize any stock-based compensation as inventory for the three and six months ended July 3, 2011 and June 27, 2010 as such amounts were inconsequential.

As of July 3, 2011, the Company had $3.1 million in unrecognized stock-based compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.8 years. As of July 3, 2011, the Company had $0.1 million in unrecognized stock-based compensation expense related to unvested time-based RSUs outstanding, net of estimated forfeitures, which will be recognized over a weighted-average period of 0.5 years.

10. Reportable Segments

The Company has one reportable segment - designing, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry. All Company revenues and profits are generated from the sales of systems and services in this business segment, whose chief operating decision maker is the Company's Chief Executive Officer.

The following shows net sales by geographic areas based on the installation locations of systems sold and the locations of services rendered:

	Three Months Ended				Six Months Ended
	July 3, 2011		June 27, 2010		July 3, 2011		June 27, 2010
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
Net sales:
United States	$ 1,740	3	$ 991	3	$ 2,823	3	$ 1,950	3
Korea	21,388	42	18,848	59	43,521	44	34,841	61
Taiwan	14,378	28	4,964	15	23,332	24	5,636	10
China	3,643	7	3,207	10	10,218	10	4,387	8
Japan	3,455	7	487	2	6,234	6	1,745	3
Other Asia	2,965	6	2,074	6	4,391	5	5,869	10
Europe and others	3,690	7	1,549	5	7,789	8	2,887	5
	$ 51,259	100	$ 32,120	100	$ 98,308	100	$ 57,315	100

In the three months ended July 3, 2011, two customers accounted for 38 percent and 14 percent of net sales, respectively. In the three months ended June 27, 2010, two customers accounted for 46 percent and 14 percent of net sales, respectively. In the six months ended July 3, 2011, two customers accounted for 39 percent and 14 percent of net sales, respectively. In the six months ended June 27, 2010, two customers accounted for 50 percent and 13 percent of net sales, respectively.

As of July 3, 2011, two customers accounted for 35 percent and 27 percent of the Company's accounts receivable balance, respectively. As of December 31, 2010, four customers accounted for 19 percent, 13 percent, 11 percent and 11 percent of the Company's accounts receivable balance, respectively.

Geographical information relating to the Company's property and equipment, net, as of July 3, 2011 and December 31, 2010 is as follows:

	July 3,	December 31,
	2011	2010
	(thousands)
Property and equipment, net:
United States	$ 7,730	$ 9,880
Germany	1,833	2,236
Canada	2,500	2,507
Others	603	388
	$ 12,666	$ 15,011

11. Income Taxes

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. For the six months ended July 3, 2011 and June 27, 2010, the Company recorded a $0.1 million benefit from income taxes and a $0.4 million provision for income taxes, respectively. The provision for (benefit from) income taxes primarily consists of provisions or benefits from foreign taxes. The $0.1 million tax benefit for the six months ended July 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations, offset by a tax provision of $0.3 million.

As of December 31, 2010, the Company had $27.1 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.1 million are approximately $3.0 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period, before consideration of changes in the valuation allowance. The Company believes that it is reasonably possible that there will be a decrease of $1.6 million in its unrecognized tax benefits exclusive of interest and penalties within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had $1.2 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the six months ended July 3, 2011, the recorded income tax benefit included estimated interest expense of $0.1 million.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in various foreign and state jurisdictions. The Company's federal and state income tax returns are generally not subject to examination by tax authorities for years before 2007 and 2006, respectively. The Company had no tax audits in progress as of July 3, 2011.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
	(thousands)		(thousands)
Weighted-average shares outstanding - Basic	54,550	50,052	52,395	50,018
Diluted potential common shares from stock
options and restricted stock units	-	-	-	-
Weighted-average shares outstanding - Diluted	54,550	50,052	52,395	50,018

On May 16, 2011, the Company completed a registered public offering of 7,820,000 shares of the Company's common stock. These shares are included on a weighted-average basis for the three month and six month periods ending July 3, 2011.

All outstanding stock options and restricted stock units are potentially dilutive securities, and as of July 3, 2011 and June 27, 2010, the combined total of stock options and RSUs outstanding were 7.2 million and 6.4 million, respectively. However, since the Company had net losses for the three and six months ended July 3, 2011 and June 27, 2010, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

13. Comprehensive Loss

The components of comprehensive loss are:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
			(thousands)
Net loss	$ (5,213)	$ (8,380)	$ (11,487)	$ (19,136)
Cumulative translation adjustments	859	(2,344)	2,687	(3,669)
Unrealized investment gain (loss)	116	1	118	(8)
Comprehensive loss	$ (4,238)	$ (10,723)	$ (8,682)	$ (22,813)

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

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry moves through its cycle. In 2010, our customers responded to an increasing demand for advanced products, expanding production by shrinking the chip size thus increasing the number of chips that could be produced on the wafer. This technology-driven phase of the cycle lasted roughly through the first half of 2010. As demand for chips continued through 2010, the technology phase of the expansion was replaced by a capacity-driven phase, in which our customers added to the number of wafers being produced in their existing factories. The second half of 2010 was generally characterized by this capacity expansion phase as customers purchased equipment and in some cases filled their existing facilities. As these facilities were nearing completion, many of our larger customers started building new facilities or "greenfield" sites in preparation for their expected next round of expansion. In some cases, tool purchases for this greenfield expansion has started and we are beginning to see a new round of memory expansion primarily driven by NAND flash technology in support of the new tablet products, smartphones and the solid state drives for computing.

For 2011, our new positions in etch and RTP, added to our broad strip base, expand our available market, especially in the new greenfield fabs, and transition us from productivity-driven markets into more technology-driven markets. Our etch products, the paradigmE and Alpine, are targeted to meet the stringent requirements of advanced dielectric etch as well as packaging applications. In the first half of 2011, we benefited from our strategic investment in our etch product line by recording and shipping many paradigmE etch orders to a leading semiconductor manufacturer for volume manufacturing of advanced etch applications. We have grown the etch business to over one-third of our total system revenue. The etch market represents a new market for us, and we believe it is significantly larger than our other market sectors. In addition, we believe our etch product line will allow us to take better advantage of future cycle ramps for technology-driven purchases in the semiconductor industry. During the second quarter of 2011, we experienced the ninth consecutive quarter of sequential revenue growth in our business. We continued to extend our etch products into new applications including shipping our paradigmE product into one of the new greenfield fabs for NAND flash and selling our Alpine etch product into a volume producer of packaging applications. Elsewhere, our low-cost, high-volume strip product strategy appears to be working as we announced a large shipment to the same greenfield NAND flash facility and in RTP our Helios product began shipping to a customer expansion, again in the NAND flash sector. We also announced a new customer penetration for our Millios milli- second anneal product at an advanced 20 nanometer facility.

As of July 3, 2011, we had an accumulated deficit of $566.1 million. We have incurred operating losses and generated negative cash flows for the last three years. As of July 3, 2011, we had cash, cash equivalents and restricted cash of $42.9 million and working capital of $58.9 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. We intend to continue to review our expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We may need additional funds to support our working capital requirements, operating expenses or for other requirements. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings (such as our common stock offering in May 2011). In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	July 3, 2011		June 27, 2010		Change
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 51,259	100.0	$ 32,120	100.0	$ 19,139	59.6
Cost of sales	35,852	69.9	22,194	69.1	13,658	61.5
Gross profit	15,407	30.1	9,926	30.9	5,481	55.2
Operating expenses:
Research, development and engineering	6,645	13.0	7,059	22.0	(414)	(5.9)
Selling, general and administrative	12,803	25.0	12,558	39.1	245	2.0
Restructuring charges	(13)	-	(93)	(0.3)	80	(86.0)
Total operating expenses	19,435	38.0	19,524	60.8	(89)	(0.5)
Loss from operations	(4,028)	(7.9)	(9,598)	(29.9)	5,570	(58.0)
Interest income	58	0.1	30	0.1	28	93.3
Interest expense	-	-	(30)	(0.1)	30	(100.0)
Other income (expense), net	(969)	(1.9)	1,425	4.5	(2,394)	n/m	(1)
Loss before income taxes	(4,939)	(9.7)	(8,173)	(25.4)	3,234	(39.6)
Provision for income taxes	274	0.5	207	0.7	67	32.4
Net loss	$ (5,213)	(10.2)	$ (8,380)	(26.1)	$ 3,167	(37.8)

(1) Not meaningful.

	Six Months Ended
	July 3, 2011		June 27, 2010		Change
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 98,308	100.0	$ 57,315	100.0	$ 40,993	71.5
Cost of sales	68,957	70.1	39,627	69.1	29,330	74.0
Gross profit	29,351	29.9	17,688	30.9	11,663	65.9
Operating expenses:
Research, development and engineering	13,160	13.4	13,465	23.5	(305)	(2.3)
Selling, general and administrative	25,378	25.9	24,931	43.5	447	1.8
Restructuring charges	(78)	(0.1)	(77)	(0.1)	(1)	1.3
Total operating expenses	38,460	39.2	38,319	66.9	141	0.4
Loss from operations	(9,109)	(9.3)	(20,631)	(36.0)	11,522	(55.8)
Interest income	85	0.1	60	0.1	25	41.7
Interest expense	(48)	(0.1)	(62)	(0.1)	14	(22.6)
Other income (expense), net	(2,475)	(2.5)	1,883	3.3	(4,358)	n/m	(1)
Loss before income taxes	(11,547)	(11.8)	(18,750)	(32.7)	7,203	(38.4)
Provision for (benefit from) income taxes	(60)	(0.1)	386	0.7	(446)	n/m	(1)
Net loss	$ (11,487)	(11.7)	$ (19,136)	(33.4)	$ 7,649	(40.0)

(1) Not meaningful.

Net Sales

Net sales were $51.3 million for the three months ended July 3, 2011, an increase of approximately $19.2 million compared to $32.1 million for the three months ended June 27, 2010. The increase reflects continued purchases of our core products by our customers and the acceptance of the new etch position that we have entered into.

Net sales were $98.3 million for the six months ended July 3, 2011, an increase of approximately $41.0 million compared to $57.3 million for the three months ended June 27, 2010. The increase in net sales for the first half of 2011 was primarily due to significant sales of our etch products, coupled with increases in sales of substantially all of our other products.

Cost of Sales

Cost of sales was $35.9 million for the three months ended July 3, 2011, an increase of $13.7 million compared to $22.2 million for the three months ended June 27, 2010. The increase was primarily due to costs associated with increased product sales. We also recorded $0.8 million in incremental warranty costs associated with new product introductions during the three months ended July 3, 2011. Partially offsetting the year-over-year increase in product costs, cost of sales for the three months ended June 27, 2010 included a $0.2 million charge for under-absorbed overhead, which due to higher manufacturing volumes was not required in the current quarter.

Cost of sales was $69.0 million for the six months ended July 3, 2011, an increase of approximately $29.3 million compared to $39.6 million for the six months ended June 27, 2010. The increase was primarily due to costs associated with increased product sales. We also recorded $1.1 million in incremental warranty costs associated with new product introductions. Partially offsetting the year-over-year increase in product costs, cost of sales for the six months ended June 27, 2010 included a $1.1 million charge for under-absorbed overhead, which due to higher manufacturing volumes was not required in the current quarter.

Gross Profit

Gross profit for the three months ended July 3, 2011 was $15.4 million, an increase of $5.5 million compared to $9.9 million for the three months ended June 27, 2010. The increase was primarily due to the increase in sales and the reduction in under-absorbed overhead costs.

For the three months ended July 3, 2011 and June 27, 2010, we sold $1.8 million and $1.1 million of inventories, respectively, that were previously written-off as part of excess and obsolete inventory. The benefit derived from the sale of this inventory was partially offset by inventory valuation charges of $1.3 million and $17,000 for the three months ended July 3, 2011 and June 27, 2010, respectively, for other inventory deemed to be excess and obsolete.

Gross margin for the three months ended July 3, 2011 was approximately 30 percent, a slight decrease from the 31 percent for the three months ended June 27, 2010. The decrease was primarily due to the mix of product shipments in the quarter ended July 3, 2011, which included shipment of some of our lower margin Aspen 3 tools. The gross margin was also impacted unfavorably in the current quarter by warranty cost overruns in servicing our new products.

Gross profit for the six months ended July 3, 2011 was $29.4 million, an increase of $11.7 million compared to $17.7 million for the six months ended June 27, 2010. The increase was primarily due to the increase in sales and the reduction in under-absorbed overhead costs.

For the six months ended July 3, 2011 and June 27, 2010, we sold $3.6 million and $2.2 million of inventories, respectively, that were previously written-off as part of excess and obsolete inventory. The benefit derived from the sale of this inventory was partially offset by inventory valuation charges of $2.4 million and $0.5 million for the six months ended July 3, 2011 and June 27, 2010, respectively, for other inventory deemed to be excess and obsolete.

Gross margin for the six months ended July 3, 2011 was approximately 30 percent, a slight decrease from the 31 percent for the six months ended June 27, 2010. The decrease was primarily due to the mix of product shipments in the quarter ended July 3, 2011, which included a large shipment of our lower margin Aspen 3 tools. The gross margin was also impacted unfavorably in the current quarter by warranty cost overruns in servicing our new products.

Research, Development and Engineering

Research, development and engineering expenses were $6.6 million for the three months ended July 3, 2011, a decrease of $0.5 million, compared to $7.1 million for the three months ended June 27, 2010. The decrease is due in part to lower depreciation expense resulting from significantly lower capital expenditures in 2010 and 2011, as compared to earlier years. Otherwise, spending levels were generally flat year over year across all expense categories.

Research, development and engineering expenses were $13.2 million for the six months ended July 3, 2011, a decrease of $0.3 million, compared to $13.5 million for the six months ended June 27, 2010. The decrease is due in part to lower depreciation expense resulting from significantly lower capital expenditures in 2010 and 2011, as compared to earlier years. Otherwise, spending levels were generally flat year over year across all expense categories.

Selling, General and Administrative

Selling, general and administrative expenses were $12.8 million for the three months ended July 3, 2011, an increase of $0.2 million, compared to $12.6 million for the three months ended June 27, 2010. The year over year increase reflects the higher-level of revenues and related business activities in 2011, including a $0.8 million increase in salaries and sales commissions, a $0.1 million increase in facility-related expenses, and a $0.3 million increase to the allowance for doubtful accounts resulting from a $0.1 million increase to the reserve in the current quarter and a $0.2 million adjustment to lower the reserve in the second quarter of 2010. This increase was partially offset by a $0.6 million decrease in costs associated with supporting our evaluation tools at customer sites, which was due in part to our ability to convert certain of these evaluation tools into sales in the current quarter. We also recorded a $0.4 million decrease in customs duties, which related to a government review of our designated repair center in Korea during the second quarter of 2010.

Selling, general and administrative expenses were $25.4 million for the six months ended July 3, 2011, an increase of $0.5 million, compared to $24.9 million for the six months ended June 27, 2010. The year over year increase reflects the higher-level of revenues and related business activities in 2011, including a $1.1 million increase in salaries and sales commissions, a $0.2 million increase in facility-related expenses, a $1.0 million increase to the allowance for doubtful accounts resulting from a $0.3 million increase to the reserve during the six months ended July 3, 2011 and a $0.7 million benefit to the reserve during the six months ended June 27, 2010. This increase was partially offset by a $1.2 million decrease in costs associated with supporting our evaluation tools at customer sites, which was due in part to our ability to convert certain of these evaluation tools into sales during the six months ended July 3, 2011. We also recorded a $0.6 million decrease in customs duties and freight charges, which related in part to a government review of our designated repair center in Korea during the second quarter of 2010.

Restructuring Charges

Amounts charged to restructuring reserves for the three and six months ended July 3, 2011 and June 27, 2010 were only nominal adjustments related to the restructuring programs we implemented in 2008 and 2009.

Remaining employee severance cost contingencies were resolved in the first quarter of 2011. We are currently engaged in an ongoing negotiation with a landlord with respect to a lease termination, and the payment of any lease termination expense will depend on the timing of a final agreement with the landlord.

Interest and Other Income (Expense), Net

Interest income for the three and six months ended July 3, 2011 and June 27, 2010 were nominal, reflecting low levels of investments and the continuation of low interest rates.

Other income (expense), net was a $1.0 million expense for the three months ended July 3, 2011, which primarily consisted of foreign exchange losses related to intercompany liabilities denominated in Euros at our U.S. operations during the period when the U.S. dollar weakened 2 percent against the Euro. Other income (expense), net was $1.4 million income for the three months ended June 27, 2010, which included $0.9 million of foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 9 percent against the U.S. dollar during the period.

Other income (expense), net was a $2.5 million expense for the six months ended July 3, 2011, which primarily consisted of foreign exchange losses related to intercompany liabilities denominated in Euros at our U.S. operations during the period when the U.S. dollar weakened 9 percent against the Euro. Other income (expense), net was $1.9 million income for the six months ended June 27, 2010, which included $1.2 million of foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 14 percent against the U.S. dollar during the period.

Provision for Income Taxes

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter.

The provision for income taxes was $0.3 million and $0.2 million for the three months ended July 3, 2011 and June 27, 2010, respectively, primarily related to foreign taxes. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

The provision for or benefit from income taxes was a $0.1 million benefit and a $0.4 million provision for the six months ended July 3, 2011 and June 27, 2010, respectively, primarily related to foreign taxes. The $0.1 million tax benefit for the six months ended July 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations, offset by a tax provision of $0.3 million as a results of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash was $42.9 million as of July 3, 2011, an increase of $19.8 million from $23.0 million as of December 31, 2010. We had restricted cash of $2.8 million as of July 3, 2011, which primarily secures letters of credit provided to certain landlords and vendors. Stockholders' equity as of July 3, 2011 was $68.2 million compared to $62.7 million as of December 31, 2010. Working capital as of July 3, 2011 was $58.9 million compared to $51.1 million as of December 31, 2010.

Liquidity and Capital Resources Outlook

At July 3, 2011, we had an accumulated deficit of $566.1 million. We have incurred operating losses and generated negative cash flows for the last three years. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We intend to continue to review our expected cash requirements, make commercially reasonable efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following: we may be required to reduce planned expenditures or investments; we may be unable to compete in our newer or developing markets; we may not be able to obtain and maintain normal terms with suppliers; suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on our cash; customers may delay or discontinue entering into contracts with us; and our ability to retain management and other key individuals may be negatively affected. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Arrangements

As of July 3, 2011, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash provided by operations of $5.1 million for the six months ended July 3, 2011 consisted primarily of a net loss of $11.5 million offset by $7.4 million of non-cash charges and $9.2 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $3.2 million of depreciation and amortization, $2.4 million of inventory valuation charges, $1.4 million of stock-based compensation and $0.3 million for a provision for allowance for doubtful accounts. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $6.8 million decrease in accounts receivable, a $4.9 million increase in accrued liabilities, a $1.4 million decrease in inventories, a $1.2 million increase in deferred revenue, a $0.8 million decrease in prepaid expenses and other current assets and a $0.2 million decrease in other assets, partially offset by a $5.0 million decrease in accounts payable, a $0.9 million increase in advanced billings and a $0.2 million decrease in income taxes payable, non-current and other liabilities.

Net cash used in operations of $15.1 million for the six months ended June 27, 2010 consisted primarily of net loss of $19.1 million and $0.3 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $4.3 million of non-cash charges. Non-cash charges consisted primarily of $3.5 million of depreciation and amortization and $1.3 million of stock-based compensation, partially offset by $0.7 million of credits to the allowance for doubtful accounts resulting from collection of customer accounts previously provided for during the industry downturn. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $4.9 million increase in accounts payable, a $2.0 million increase in advanced billings and a $0.5 million reduction in income taxes payable, non-current and other liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $3.3 million increase in accounts payable, a $2.2 million increase in deferred revenue, a $1.0 decrease in prepaid expenses and other current assets and a $0.7 million decrease in other assets. The increases in accounts receivable and accounts payable reflect the increase in revenue volumes during the first half of 2010. The increases in advance billings and deferred revenue were due to an increase in systems shipped during the first half of 2010 for which revenue was deferred as of June 27, 2010, in accordance with the authoritative guidance for revenue recognition. The reduction in prepaid assets resulted primarily from VAT returns filed in the second quarter of 2010.

We expect that cash provided by or used by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $2.9 million for the six months ended July 3, 2011 consisted primarily of $2.2 million of proceeds from maturities of available-for-sale investments and $1.2 million from a decrease in restricted cash balances used to secure standby letters of credit provided to certain landlords and vendors, partially offset by $0.5 million of capital spending.

Net cash provided by investing activities of $3.4 million for the six months ended June 27, 2010 consisted primarily of $3.8 million of proceeds from sales and maturities of available-for-sale investments, partially offset by $0.4 million of capital spending.

Cash Flows from Financing Activities

Net cash provided by financing activities of $13.1 million for the six months ended July 3, 2011 consisted primarily of $13.0 million of proceeds from our public offering on May 16, 2011 of 7,820,000 shares of our common stock at a price to the public of $1.80 per share of common stock. The $13.0 million of proceeds is net of underwriting discounts and offering expenses of $1.1 million and does not include other estimated accrued offering costs of $0.3 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital.

Cash flows related to financing activities for the six months ended June 27, 2010 were not material.

Recent Accounting Pronouncements and Accounting Changes

In October 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to its previously released guidance related to revenue recognition for sales arrangements with multiple deliverables. The amended guidance requires an entity at the inception of an arrangement to allocate the arrangement's consideration to all of its deliverables using the relative selling price method, which allows for management's best estimate of a deliverable's selling price when vendor-specific or other third-party evidence of fair value are not available. The residual method of allocating consideration, required under previous guidance, is no longer permitted. We adopted this guidance on January 1, 2011 for revenue arrangements entered into or materially modified on or after that date. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

This guidance did not change the units of accounting for our revenue transactions. We typically recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers who have purchased the same equipment with the same specifications and previously demonstrated acceptance, or equipment sales to new customers purchasing existing products with established reliability, we recognize revenue on a multiple element approach in which we bifurcate such sale transactions into two separate elements. For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at its estimated fair values until delivery of the deferred elements; and for arrangements initiated or materially modified subsequent to December 31, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, an amendment to Accounting Standards Codification ("ASC") 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. This amendment will be effective for our fiscal year beginning January 1, 2012. The adoption of this amendment is not expected to have a material effect on our condensed consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for our fiscal year beginning January 1, 2012. The adoption of this update will not have an impact on our condensed consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

There are no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 3, 2011 that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of July 3, 2011, our $20.1 million investment portfolio consisted entirely of highly liquid money market funds, which we classify as cash equivalents. Based on the short-term nature of cash equivalents, we believe we currently have only nominal risk of fluctuations in interest rates. Historically, we have also invested in marketable securities with maturity dates within one year from date of purchase, which have a greater exposure to potential losses arising from changes in interest rates.

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

The U.S dollar weakened 9 percent against the Euro during the six months ended July 3, 2011. Realized foreign currency exchange losses of $1.8 million for the six months ended July 3, 2011, included in the condensed consolidated statements of operations, were primarily related to liabilities denominated in Euros at our U.S. operations during the period. Cumulative translation adjustment gains of $2.7 million, included in comprehensive loss for the six months ended July 3, 2011, were primarily due to assets denominated in Euros at our foreign operations, which resulted in an increase in cumulative translation adjustments to $23.0 million as of July 3, 2011, compared to $20.3 million as of December 31, 2010.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

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

As of July 3, 2011, we had an accumulated deficit of $566.1 million. We have incurred operating losses and generated negative cash flows for the last three years. As of July 3, 2011, we had cash, cash equivalents and restricted cash of $42.9 million and working capital of $58.9 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following:

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

Certain of our customers and suppliers have headquarters and/or manufacturing facilities in Japan that have closed or limited operations resulting from the recent earthquake and tsunami in Japan. In addition, our customers' and suppliers' supply chains and customer-base may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials, limited ability to ship inventory and the risk of nuclear contamination. As a result, our customers in Japan, as well as our customers who depend on their customer-base and suppliers in Japan, may defer, delay, cancel or otherwise not place orders with us, and our suppliers may defer, delay, cancel or otherwise not deliver components or subassemblies to us, each of which would cause our revenues to decline in the second half of 2011 and negatively impact our results of operations.

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

The weakness in the global economy during 2008 and 2009 and the relatively modest recovery exhibited during 2010 and 2011 may continue to negatively impact our financial performance.

The recessionary conditions of 2008 and 2009 in the global economy and the slowdown in the semiconductor industry impacted customer demand for our products and correspondingly, negatively impacted our financial performance. While the global economy has seen a modest recovery during 2010 and 2011, there remains high unemployment in developed countries, concerns regarding the availability of credit and uncertainty about a sustained economic recovery. We cannot ensure that any of the recent economic improvements will be sustainable or sufficient to extend to our specific operations or markets.

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. Again, we incurred net losses for the years ended December 31, 2008, 2009 and 2010, of $92.2 million, $67.0 million and $33.4 million, respectively, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economic crisis. In the quarter ended July 3, 2011 we also incurred a net loss of $5.2 million. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in revenues. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

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

  burdensome governmental controls, laws, regulations, tariffs, duties, taxes, restrictions, embargoes or export license requirements;

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

Our growth will depend on our ability to attract and retain qualified, experienced employees. Our ability to attract employees may be harmed by our recent financial losses, which has impacted our available cash and our ability to provide performance-based annual cash incentives. Also, part of our total compensation program includes share-based compensation. Share- based compensation is an important tool in attracting and retaining employees in our industry. If the market price of our common shares declines or remains low, it may adversely affect our ability to attract or retain employees.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the 18 months ended July 3, 2011, the price range for our common stock was $1.52 to $5.52 per share.

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

Our stock price has been below the five-year peak of $11.76 for several years, and if revenue does not return to the peak 2007 levels or we do not return to profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers or acquisition by another company or consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

We are subject to significant risks related to our manufacturing operations.

We are outsourcing manufacturing and logistics activities to third-party service providers, which decrease our control over the performance of these functions and quality of our products.

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

We develop and manufacture a significant portion of our products in Germany, where our costs for labor and materials are primarily denominated in Euros, and anticipate increased manufacturing activities in South Korea in 2011, where our costs for labor are primarily denominated in won. Future increases in the strength of the Euro or won, if any, could increase our development costs, our costs to manufacture systems, and our costs to purchase spare parts for products from our suppliers, which would make it more difficult for us to compete and could adversely affect our results of operations.

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

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
10.1(3)	Severance and Executive Change of Control Agreement for David Dutton, President and Chief Executive Officer.
10.2(3)	Executive Change of Control Agreement for Andy Moring, Chief Financial Officer, Secretary and Executive Vice President — Finance.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF
101.INS(4) *	XBRL Instance Document
101.SCH(4) *	XBRL Taxonomy Extension Schema Document
101.CAL(4) *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(4) *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(4) *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(4) *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
(1)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.
(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.
(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 1, 2011.
(4)

The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Mattson Technology. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC. (Registrant)

Dated: August 5, 2011

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2011

By: /s/ ANDY MORING Andy Moring Chief Financial Officer and Executive Vice President — Finance (Principal Financial and Accounting Officer)