Form 10-Q/A
period 2011-07-03
MATTSON TECHNOLOGY INC
filed 2011-08-15
CIK 928421

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Mattson Technology, Inc.'s quarterly report on Form 10-Q for the period ended July 3, 2011, as originally filed with the Securities and Exchange Commission on August 5, 2011 ("the Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
10.1(3)	Severance and Executive Change of Control Agreement for David Dutton, President and Chief Executive Officer.
10.2(3)	Executive Change of Control Agreement for Andy Moring, Chief Financial Officer, Secretary and Executive Vice President — Finance.
31.1(4)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2(4)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1(4)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2(4)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS(5)	XBRL Instance Document
101.SCH(5)	XBRL Taxonomy Extension Schema Document
101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(5)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.
(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.
(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 1, 2011.
(4)	Filed previously with the Form 10-Q.
(5)

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

Dated: August 15, 2011

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011

By: /s/ ANDY MORING Andy Moring Chief Financial Officer, Secretary and Executive Vice President — Finance (Principal Financial and Accounting Officer)