Form 10-Q
period 2011-10-02
MATTSON TECHNOLOGY INC
filed 2011-11-07
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of November 1, 2011: 58,229,069

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net sales	$ 44,945	$ 39,762	$ 143,253	$ 97,077
Cost of sales	28,272	25,248	97,229	64,875
Gross profit	16,673	14,514	46,024	32,202

Operating expenses:
Research, development and engineering	6,733	6,935	19,893	20,400
Selling, general and administrative	12,384	12,550	37,762	37,481
Restructuring charges	181	13	103	(64)
Total operating expenses	19,298	19,498	57,758	57,817

Loss from operations	(2,625)	(4,984)	(11,734)	(25,615)

Interest income (expense), net	24	6	61	4
Other income (expense), net	548	(1,431)	(1,927)	452
Loss before income taxes	(2,053)	(6,409)	(13,600)	(25,159)

Provision for (benefit from) income taxes	236	(43)	176	343

Net loss	$ (2,289)	$ (6,366)	$ (13,776)	$ (25,502)

Net loss per share:
Basic and diluted	$ (0.04)	$ (0.13)	$ (0.25)	$ (0.51)

Shares used in computing net loss per share:
Basic and diluted	58,224	50,094	54,324	50,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	October 2,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 36,038	$ 16,863
Short-term investments	-	2,151
Restricted cash	2,030	4,026
Accounts receivable, net of allowance for doubtful accounts
of $748 as of October 2, 2011 and $681 as of December 31, 2010	14,495	24,127
Advance billings	2,767	3,177
Inventories	35,706	34,673
Prepaid expenses and other current assets	6,018	5,770
Total current assets	97,054	90,787
Property and equipment, net	10,701	15,011
Intangibles, net	813	1,000
Other assets	4,688	4,826
Total assets	$ 113,256	$ 111,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,236	$ 20,860
Accrued liabilities	18,011	13,452
Deferred revenue	5,235	5,349
Total current liabilities	39,482	39,661
Income taxes payable, non-current	3,887	4,287
Other liabilities	4,838	5,021
Total liabilities	48,207	48,969

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authorized; 62,410 shares issued and 58,229 shares outstanding as of October 2, 2011;
54,440 shares issued and 50,259 shares outstanding as of December 31, 2010	62	54
Additional paid-in capital	649,555	634,944
Accumulated other comprehensive income	21,758	20,207
Treasury stock, 4,181 shares as of October 2, 2011 and December 31, 2010	(37,986)	(37,986)
Accumulated deficit	(568,340)	(554,564)
Total stockholders' equity	65,049	62,655
Total liabilities and stockholders' equity	$ 113,256	$ 111,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	October 2,	September 26,
	2011	2010
Cash flows from operating activities:
Net loss	$ (13,776)	$ (25,502)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	72	(731)
Depreciation and amortization	7,099	7,066
Stock-based compensation	1,875	1,989
Other non-cash items	(196)	148
Changes in assets and liabilities:
Accounts receivable	9,407	(3,254)
Advance billings	407	(2,236)
Inventories	(3,287)	(3,067)
Prepaid expenses and other current assets	(310)	(6)
Other assets	247	841
Accounts payable	(4,536)	7,789
Accrued liabilities	4,540	163
Deferred revenue	(239)	3,338
Income taxes payable, non-current and other liabilities	(565)	(411)
Net cash provided by (used in) operating activities	738	(13,873)

Cash flows from investing activities:
Purchases of available-for-sale investments	-	(11,326)
Maturities of available-for-sale investments	2,151	17,775
(Increase) decrease in restricted cash	1,996	(2,018)
Purchases of property and equipment	(785)	(767)
Proceeds from sales of property and equipment	842	-
Net cash from investing activities	4,204	3,664

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,744	161
Net cash from financing activities	12,744	161

Effect of exchange rate changes on cash and cash equivalents	1,489	(583)

Net increase (decrease) in cash and cash equivalents	19,175	(10,631)
Cash and cash equivalents, beginning of period	16,863	45,346
Cash and cash equivalents, end of period	$ 36,038	$ 34,715

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Mattson Technology for the year ended December 31, 2010, which are included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2011. Certain prior year amounts have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

Fiscal Year

The Company's fiscal year ends on December 31. The Company closes its first fiscal quarter on the Sunday closest to March 31. The second and third fiscal quarters are each 13 weeks long and the fourth quarter closes on December 31.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Liquidity and Management Plans

As of October 2, 2011, the Company had cash, cash equivalents and restricted cash of $38.1 million and working capital of $57.6 million. The Company believes that these balances will be sufficient to fund its working and other capital requirements over the course of the next twelve months. The Company's operations require careful management of its cash and working capital balances. The Company's liquidity is affected by many factors including, among others, fluctuations in its revenue, gross profits and operating expenses, as well as changes in its operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict the Company's future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for the Company's products or ineffectiveness of its cost reduction efforts may cause the Company to incur additional losses in the future and lower its cash balances. The Company may need additional funds to support its working capital requirements, operating expenses or for other requirements. Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities (such as its common stock offering in

May 2011) and cash generated from product, service and royalty revenues to provide funding for its operations. The Company will continue to review its expected cash requirements and take appropriate cost reduction measures to ensure that the Company has sufficient liquidity. The Company periodically reviews its liquidity position and may decide to raise additional funds, and may seek them from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to the Company, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, the Company's ability to achieve its intended long-term business objectives could be limited.

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

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, an amendment to Accounting Standards Codification ("ASC") 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. This amendment will be effective for the Company's fiscal year beginning January 1, 2012. The adoption of this amendment is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for the Company's fiscal year beginning January 1, 2012. The adoption of this update will not have an impact on the Company's consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment to simplify goodwill impairment testing by permitting an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 will be effective for the Company's fiscal year beginning January 1, 2012. The adoption of this update is not expected to have a material impact on the Company's financial position, since the Company currently has no goodwill recorded on its balance sheet.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 2, 2011, compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance or potential significance to the Company.

2. Balance Sheet Details

The Company's cash and cash equivalents, short-term investments and restricted cash as of October 2, 2011 and December 31, 2010 are carried at fair market value, as shown below:

	October 2,	December 31,
	2011	2010
(thousands)
Cash and cash equivalents:
Cash in bank	$ 18,993	$ 13,978
Money market funds	17,045	2,885
	$ 36,038	$ 16,863

Short-term investments:
United States agency securities	$ -	$ 2,151

Restricted cash:
Certificates of deposit	$ 2,030	$ 4,026

As of October 2, 2011 and December 31, 2010, the Company had restricted cash of $2.0 million and $4.0 million, respectively, which is securing standby letters of credit provided to certain landlords and vendors, as more fully described in Note 6.

The Company did not have any short-term investments as of October 2, 2011. All short-term investments as of December 31, 2010 were considered available-for-sale and were marked to market, with unrealized gains and losses recorded as a component of other comprehensive income. As of December 31, 2010, all short-term investments had contractual maturities due within one year.

Components of inventories as of October 2, 2011 and December 31, 2010 are shown below:

	October 2,	December 31,
	2011	2010
	(thousands)
Inventories:
Purchased parts and raw materials	$ 20,221	$ 14,266
Work-in-process	9,168	9,225
Finished goods	6,317	11,182
	$ 35,706	$ 34,673

Amounts in the table above are presented net of inventory valuation charges for excess and/or obsolete inventories. Inventory valuation charges for the nine months ended October 2, 2011 and September 26, 2010, were $4.5 million and $0.8 million, respectively.

Components of property and equipment as of October 2, 2011 and December 31, 2010 are shown below:

	October 2,	December 31,
	2011	2010
	(thousands)
Property and equipment, net:
Machinery and equipment	$ 45,524	$ 52,608
Furniture and fixtures	10,476	10,741
Leasehold improvements	18,163	17,813
	74,163	81,162
Less: accumulated depreciation	(63,462)	(66,151)
	$ 10,701	$ 15,011

Components of accrued liabilities as of October 2, 2011 and December 31, 2010 are shown below:

	October 2,	December 31,
	2011	2010
	(thousands)
Accrued liabilities:
Compensation and benefits	$ 6,602	$ 5,941
Warranty	3,706	2,539
Value-added tax	1,166	748
Restructuring	512	436
Customer deposits	532	-
Other	5,493	3,788
	$ 18,011	$ 13,452

Components of other liabilities as of October 2, 2011 and December 31, 2010 are shown below:

	October 2,	December 31,
	2011	2010
	(thousands)
Other liabilities:
Deferred revenue, non-current	$ 2,500	$ 2,875
Other	2,338	2,146
	$ 4,838	$ 5,021

3. Fair Value

The Company's cash and cash equivalents, short-term investments and restricted cash are carried at fair value, and its accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature. The Company had no debt outstanding as of October 2, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of October 2, 2011 and December 31, 2010:

	October 2, 2011			December 31, 2010
	Fair Value Measurements at			Fair Value Measurements at
	Reporting Date Using			Reporting Date Using
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
	(thousands)			(thousands)
Assets measured at fair value:
Cash equivalents:
Money market funds	$ 17,045	$ -	$ 17,045	$ 2,885	$ -	$ 2,885
Short-term investments:
United States agency securities	-	-	-	2,151	-	2,151
Other assets:
Equity instruments	141	-	141	164	-	164
Total assets measured at fair value	$ 17,186	$ -	$ 17,186	$ 5,200	$ -	$ 5,200

Liabilities measured at fair value:
Other liabilities:
Deferred compensation	$ 141	$ -	$ 141	$ 164	$ -	$ 164

Equity instruments in the preceding table represent plan assets under the Company's Deferred Compensation Plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4. Intangible Assets

The Company's identified intangible assets consisted of the following as of October 2, 2011 and December 31, 2010:

	October 2,	December 31,
	2011	2010
	(thousands)
Intangibles, net:
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(437)	(250)
	$ 813	$ 1,000

For the three months ended October 2, 2011 and September 26, 2010, the Company recorded amortization expense of approximately $0.1 million each period. For the nine months ended October 2, 2011 and September 26, 2010, the Company recorded amortization expense of approximately $0.2 million each period.

5. Restructuring Charges

In 2008 and 2009, the Company implemented several restructuring programs, resulting in restructuring charges principally comprised of employee severance costs and lease contract termination costs.

In connection with these earlier restructuring programs, during the first quarter of fiscal year 2011, the Company resolved its remaining employee severance contingencies and reduced the restructuring accrual by $0.1 million. During the third quarter of fiscal year 2011, the Company entered into a formal lease termination contract with a landlord for a facility it had previously exited as part of an earlier restructuring program. The Company increased its restructuring accrual by $0.2 million to account for additional lease termination costs and other costs necessary to close and consolidate this facility during the three and nine months ended October 2, 2011.

During the nine months ended October 2, 2011, the Company made payments of $0.1 million, reducing the related contract termination liabilities.

The following table summarizes changes in the restructuring accrual for the three and nine months ended October 2, 2011 and September 26, 2010:

	Three Months Ended October 2, 2011			Three Months Ended September 26, 2010
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Costs	Costs	Total	Costs	Costs	Total
	(thousands)			(thousands)
Beginning balance	$ -	$ 338	$ 338	$ 121	$ 384	$ 505
Payments	-	-	-	(12)	-	(12)
Reserve adjustments	-	181	181	32	12	44
Foreign currency changes	-	(7)	(7)	-	-	-
Ending balance	$ -	$ 512	$ 512	$ 141	$ 396	$ 537

	Nine Months Ended October 2, 2011			Nine Months Ended September 26, 2010
	Employee	Contract		Employee	Contract
	Severance	Termination		Severance	Termination
	Costs	Costs	Total	Costs	Costs	Total
	(thousands)			(thousands)
Beginning balance	$ 94	$ 342	$ 436	$ 89	$ 520	$ 609
Payments	-	(56)	(56)	(36)	-	(36)
Reserve adjustments	(94)	197	103	88	(124)	(36)
Foreign currency changes	-	29	29	-	-	-
Ending balance	$ -	$ 512	$ 512	$ 141	$ 396	$ 537

The Company anticipates that the remaining lease contract termination payments will be paid in installments through December 2015.

6. Commitments and Contingencies

Warranty

The following table summarizes changes in the product warranty accrual for the three and nine months ended October 2, 2011 and September 26, 2010:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
	(thousands)		(thousands)
Beginning balance	$ 4,085	$ 2,094	$ 2,539	$ 1,310
Warranties issued in the period	753	848	2,830	2,459
Costs to service warranties	(881)	(552)	(2,491)	(1,480)
Warranty accrual adjustments	(251)	(164)	828	(63)
Ending balance	$ 3,706	$ 2,226	$ 3,706	$ 2,226

Guarantees

In the ordinary course of business, the Company's bank provides standby letters of credit or other guarantee instruments on behalf of the Company to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. The Company has never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of October 2, 2011, the maximum potential amount that the Company could be required to pay was $1.8 million, the total amount of outstanding standby letters of credit, which were secured by $2.0 million of certificates of deposit.

In connection with the Company's acquisition of Vortek Industries, Ltd ("Vortek") in 2004, the Company became party to an agreement between Vortek and the Canadian Minister of Industry (the "Ministry") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, the Company or Vortek (renamed Mattson Technology, Canada, Inc. or "MTC") agreed to various conditions, including (i) payment by the Company of a royalty to the Ministry of 1.4 percent of revenues from certain Flash RTP products, up to a total of CAD 14.3 million (approximately $13.6 million based on the applicable exchange rate as of October 2, 2011), (ii) MTC maintaining a specified average workforce of employees in Canada through October 27, 2009, (iii) investment of a certain amount by October 27, 2009 and (iv) certain other provisions concerning protection of intellectual property rights and other terms. The Company is no longer subject to the conditions under (ii) and (iii), as discussed above; but is still subject to the payment of royalties on revenues from the sale of Flash RTP products through 2020. If MTC is dissolved, files for bankruptcy, or MTC or the Company do not materially comply with certain material terms, covenants and conditions of the contract prior to its termination on December 31, 2020 or upon earlier payment of the maximum royalty obligations, the Company could be subject to liquidated damages in the amount of CAD 14.3 million less any royalties paid by MTC or the Company to the Ministry.

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

Government Agencies

As an exporter, the Company must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over the Company's operations. In the U.S. these laws include the International Traffic in Arms Regulations ("ITAR") administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations ("EAR") administered by the Bureau of Industry and Security ("BIS"), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items, and ITAR governs military items listed on the United States Munitions list. Prior to shipping certain items, the Company must obtain an export license or verify that license exemptions are available. In addition, the Company must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on the Company's ability to export its products, and repeat failures could carry additional penalties. In 2008, the Company self- disclosed to BIS certain inadvertent EAR violations and this matter is pending with BIS. At this time the Company is unable to estimate the extent of any fines or penalties or other potential losses that it may incur with respect to this matter, if any.

Litigation

In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is not reasonably possible that any current claims or actions will have a material adverse impact on its operating results or its financial position, given the uncertainty of litigation, the Company cannot be certain of this. The defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

The Company records a legal liability when it believes it is both probable that a liability has been incurred, and the amount can be reasonably estimated. The Company monitors developments in its legal matters that could affect the estimate it has previously accrued. Significant judgment is required to determine both probability and the estimated amount.

7. Stockholders' Equity

Common Stock

On May 16, 2011, the Company completed a registered public offering of 7,820,000 newly issued shares of the Company's common stock. The common stock was issued at a price to the public of $1.80 per share. The Company received net proceeds of approximately $12.6 million from the offering after deducting underwriting discounts and estimated offering expenses of $1.4 million.

Common Stock Repurchase Program

In March 2007, the Company's Board of Directors approved a common stock repurchase plan ("Repurchase Plan") that authorized the repurchase of up to $20.0 million of outstanding shares of the Company's common stock through open-market purchases or private transactions. In October 2007, the Company's Board of Directors expanded the Repurchase Plan, authorizing the repurchase of up to an additional $30.0 million of shares of the Company's common stock through open-market purchases or private transactions. By December 31, 2008, a total of 3.8 million shares had been repurchased against the original and expanded Repurchase Plan, at a weighted-average purchase price of $9.20 for a total purchase price of approximately $35.0 million. The Company's last repurchase of common stock under this plan was in the first quarter of 2008. On May 2, 2011, the Company terminated the Repurchase Plan.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of October 2, 2011 and December 31, 2010 was $21.8 million and $20.2 million, respectively, comprised primarily of cumulative translation gains.

8. Employee Stock Plans

As of October 2, 2011, the Company had approximately 1.6 million shares available for future grants under the Company's 2005 Equity Incentive Plan (the "2005 Plan"). The following table summarizes the combined activity under all of the Company's equity incentive plans for the nine months ended October 2, 2011:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2010	2,263	6,278	$ 5.51	343	$ 3.67
Stock options:
Granted	(1,412)	1,412	$ 2.32	-	-
Exercised	-	(61)	$ 0.95	-	-
Cancelled or forfeited	711	(711)	$ 7.96	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	13	-	-	(22)	$ 6.35
Cancelled or forfeited	63	-	-	(36)	$ 3.40
Balances at October 2, 2011	1,638	6,918	$ 4.64	285	$ 3.49

Supplemental disclosure information about the Company's stock options and RSUs with time-based vesting is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
(thousands, except weighted-average fair values)
Stock options:
Weighted-average fair value of options granted	$ 1.08	$ 1.90	$ 1.46	$ 1.96
Intrinsic value of options exercised (1)	$ 17	$ 11	$ 86	$ 235
Cash received from options exercised	$ 11	$ 5	$ 58	$ 64
Restricted stock units with time-based vesting:
Weighted-average fair value of
time-based RSUs granted	$ -	$ -	$ -	$ 3.96
__________________
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

During the three months ended October 2, 2011 and September 26, 2010, the Company granted options to purchase 0.1 million and 0.7 million shares of common stock, respectively, with an estimated total grant-date fair value of $0.2 million and $1.3 million, respectively. During the nine months ended October 2, 2011 and September 26,

2010, the Company granted options to purchase 1.4 million and 2.0 million shares of common stock, respectively, with an estimated total grant-date fair value of $2.1 million and $4.0 million, respectively.

Supplemental disclosure information about the Company's stock options outstanding as of October 2, 2011:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Stock options:
Outstanding options	6,918	$ 4.64	4.0	$ 342
Vested and exercisable options	4,457	$ 5.77	3.0	$ 283

The aggregate intrinsic value shown in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.17 as of September 30, 2011, which would have been received by the option holders had all option holders exercised their "in-the-money" options at that date. The Company settles employee exercises of options with newly issued shares of common stock.

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

During the three and nine months ended October 2, 2011, the Company did not grant any time-based RSUs. During the three months ended September 26, 2010, the Company also did not grant any time-based RSUs. During the nine months ended September 26, 2010, the Company granted 3,000 time-based RSUs, with an estimated total grant-date fair value of $12,000. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of the Company's common stock on the date of grant of the RSU and recognized over the vesting period.

Performance-Based Restricted Stock Units

The vesting of performance-based RSUs is contingent on the Company's achievement of certain predetermined financial goals and in some cases, the achievement of certain market performance. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of specific performance goals. If a performance goal is not met or is not expected to be met, no compensation cost is recognized on the underlying RSUs, and any previously recognized compensation expense on those RSUs would be reversed.

As of October 2, 2011, the Company had 0.3 million performance-based RSUs outstanding. These RSUs will expire during the first quarter of 2012, if the performance targets are not achieved by then. The Company did not record any compensation expense related to these performance-based RSUs during the three and nine months ended October 2, 2011 and September 26, 2010 since the Company has determined that due to market conditions it is not probable that any of the performance targets will be met.

9. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the applicable authoritative guidance, which requires the measurement of stock-based compensation on the date of grant based on the fair value of the award, and the recognition of the expense over the requisite service period for the employee.

Valuation Assumptions

The Company uses the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of subjective assumptions, which are summarized in the table below for the three and nine months ended October 2, 2011 and September 26, 2010:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Expected dividend yield	-	-	-	-
Expected stock price volatility	78%	76%	77%	74%
Risk-free interest rate	1.1%	1.6%	2.0%	2.1%
Expected life of options in years	5	5	5	5

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

The Company's stock-based compensation expense for the three and nine months ended October 2, 2011 and September 26, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
	(thousands)

Stock-based compensation by type of award:
Stock options	$ 443	$ 662	$ 1,763	$ 1,745
Restricted stock units	24	51	92	215
Employee stock purchase plan	5	9	20	29
	$ 472	$ 722	$ 1,875	$ 1,989

Stock-based compensation by category of expense:
Cost of sales	$ 13	$ 27	$ 69	$ 62
Research, development and engineering	62	121	303	311
Selling, general and administrative	397	574	1,503	1,616
	$ 472	$ 722	$ 1,875	$ 1,989

The Company did not capitalize any stock-based compensation as inventory for the three and nine months ended October 2, 2011 and September 26, 2010 as such amounts were inconsequential.

As of October 2, 2011, the Company had $2.6 million in unrecognized stock-based compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.7 years. As of October 2, 2011, the Company had approximately $40,000 in unrecognized stock-based compensation expense related to unvested time-based RSUs outstanding, net of estimated forfeitures, which will be recognized over a weighted-average period of 0.3 years.

10. Reportable Segments

The Company has one reportable segment - designing, manufacturing and marketing of advanced fabrication equipment to the semiconductor manufacturing industry. All Company revenues and profits are generated from the sales of systems and services in this business segment, whose chief operating decision maker is the Company's Chief Executive Officer.

The following shows net sales by geographic areas based on the installation locations of systems sold and the locations of services rendered:

	Three Months Ended				Nine Months Ended
	October 2, 2011		September 26, 2010		October 2, 2011		September 26, 2010
	(thousands)%		(thousands)%		(thousands)%		(thousands)%
Net sales:
United States	$ 4,959	11	$ 1,321	3	$ 7,782	5	$ 3,271	3
Korea	15,507	35	20,606	53	59,028	41	55,447	57
Taiwan	8,243	18	5,710	14	31,575	22	11,346	12
China	1,256	3	6,145	15	11,474	8	10,532	11
Japan	8,059	18	1,713	4	14,293	10	3,458	4
Other Asia	920	2	3,034	8	5,311	4	8,903	9
Europe and others	6,001	13	1,233	3	13,790	10	4,120	4
	$ 44,945	100	$ 39,762	100	$ 143,253	100	$ 97,077	100

In the three months ended October 2, 2011, three customers accounted for 34 percent, 18 percent and 12 percent of net sales, respectively. In the three months ended September 26, 2010, two customers accounted for 41 percent and 18 percent of net sales, respectively.

In the nine months ended October 2, 2011, two customers accounted for 38 percent and 10 percent of net sales, respectively. In the nine months ended September 26, 2010, two customers accounted for 47 percent and 15 percent of net sales, respectively.

As of October 2, 2011, three customers accounted for 21 percent, 19 percent and 17 percent of the Company's accounts receivable balance, respectively. As of December 31, 2010, four customers accounted for 19 percent, 13 percent, 11 percent and 11 percent of the Company's accounts receivable balance, respectively.

Geographical information relating to the Company's property and equipment, net, as of October 2, 2011 and December 31, 2010 is as follows:

	October 2,	December 31,
	2011	2010
	(thousands)
Property and equipment, net:
United States	$ 6,139	$ 9,880
Germany	1,642	2,236
Canada	2,375	2,507
Others	545	388
	$ 10,701	$ 15,011

11. Income Taxes

On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year-to-date operations, and records an adjustment in the current quarter. The net tax provision (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. For the nine months ended October 2, 2011 and September 26, 2010, the Company recorded a $0.2 million and a $0.3 million provision for income taxes, respectively. The provision for income taxes primarily consists of provisions or benefits from foreign taxes. The $0.2 million tax expense for the nine months ended October 2, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations, offset by a tax provision of $0.6 million.

As of December 31, 2010, the Company had $27.1 million of unrecognized tax benefits exclusive of interest and penalties described below. Included in the $27.1 million are approximately $3.0 million of unrecognized tax benefits (net of federal benefit) that, if recognized, would favorably affect the effective tax rate in a future period, before consideration of changes in the valuation allowance. The Company believes that it is reasonably possible that there will be a decrease of $1.7 million in its unrecognized tax benefits exclusive of interest and penalties within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had $1.2 million accrued for estimated interest and $0.1 million accrued for estimated penalties. For the nine months ended October 2, 2011, the recorded income tax provision included estimated interest of $0.2 million.

The Company and its subsidiaries are subject to United States federal income tax as well as to income taxes in various foreign and state jurisdictions. For federal and state income tax purposes, the statute of limitations are closed for all years prior to 2006 with the exception of 2004. The Company had no tax audits in progress as of October 2, 2011.

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

The following table summarizes the incremental shares of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
	(thousands)		(thousands)
Weighted-average shares outstanding - Basic	58,224	50,094	54,324	50,044
Diluted potential common shares from stock options and restricted stock units	-	-	-	-
Weighted-average shares outstanding - Diluted	58,224	50,094	54,324	50,044

On May 16, 2011, the Company completed a registered public offering of 7,820,000 newly issued shares of the Company's common stock. These shares are included on a weighted-average basis for the three month and nine month periods ending October 2, 2011.

All outstanding stock options and restricted stock units are potentially dilutive securities, and as of October 2, 2011 and September 26, 2010, the combined total of stock options and RSUs outstanding were 7.2 million and 7.0 million, respectively. However, since the Company had net losses for the three and nine months ended October 2, 2011 and September 26, 2010, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

13. Comprehensive Loss

The components of comprehensive loss are:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
			(thousands)
Net loss	$ (2,289)	$ (6,366)	$ (13,776)	$ (25,502)
Cumulative translation adjustments	(1,233)	2,295	1,454	(1,374)
Unrealized gain (loss) on deferred compensation	(21)	4	97	(4)
Comprehensive loss	$ (3,543)	$ (4,067)	$ (12,225)	$ (26,880)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobility electronics industry; customer demand for semiconductor manufacturing equipment, including as a result of greenfield fab plans; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructurings; tax expenses; excess inventory reserves, including the level of our vendor commitments as compared to our requirements; economic conditions in general and in our industry; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason.

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

In fiscal year 2011, our new positions in etch and rapid thermal processing ("RTP"), added to our broad strip base, expanded our available market, especially in the new "greenfield" sites, and is transitioning us from productivity-driven markets into more technology-driven markets. Our etch products, the paradigmE and Alpine, are targeted to meet the stringent requirements of advanced dielectric etch as well as packaging applications. Throughout 2011, we have benefited from our strategic investment in our etch product line by recording and shipping multiple paradigmE etch systems to a leading semiconductor manufacturer for volume manufacturing of advanced etch applications. In the third quarter of 2011, we launched the paradigmE Si for polysilicon etch applications. The introduction of this tool enables us to better serve the growing silicon etch market and significantly increase our total served available market. Our etch products now address over half of the applications in the total etch market. We have grown the etch business to over one-third of our total system revenue, as customers select our etch tools based on their process performance and cost of ownership.

During the third quarter of 2011, we strengthened our strip position by shipping tools to customers across foundry, logic and NAND. Our customers are using our SUPREMA strip system for both front-end-of-line and back-end-of-line applications, as the systems provide low cost of ownership, high productivity and technology extendibility. In RTP, we shipped volume levels of our Helios systems to a major NAND producer, a new position we gained during the last cycle. We also shipped the Helios XP to multiple foundry customers, with the first of these going into volume production.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	October 2, 2011		September 26, 2010		Change
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 44,945	100.0	$ 39,762	100.0	$ 5,183	13.0
Cost of sales	28,272	62.9	25,248	63.5	3,024	12.0
Gross profit	16,673	37.1	14,514	36.5	2,159	14.9
Operating expenses:
Research, development and engineering	6,733	15.0	6,935	17.4	(202)	(2.9)
Selling, general and administrative	12,384	27.5	12,550	31.6	(166)	(1.3)
Restructuring charges	181	0.4	13	-	168	1,292.3
Total operating expenses	19,298	42.9	19,498	49.0	(200)	(1.0)
Loss from operations	(2,625)	(5.8)	(4,984)	(12.5)	2,359	(47.3)
Interest income (expense)	24	-	6	-	18	300.0
Other income (expense), net	548	1.2	(1,431)	(3.6)	1,979	n/m	(1)
Loss before income taxes	(2,053)	(4.6)	(6,409)	(16.1)	4,356	(68.0)
Provision for (benefit from) income taxes	236	0.5	(43)	(0.1)	279	n/m	(1)
Net loss	$ (2,289)	(5.1)	$ (6,366)	(16.0)	$ 4,077	(64.0)
__________________
(1) Not meaningful.

	Nine Months Ended
	October 2, 2011		September 26, 2010		Change
	(thousands)%		(thousands)%		(thousands)%
Net sales	$ 143,253	100.0	$ 97,077	100.0	$ 46,176	47.6
Cost of sales	97,229	67.9	64,875	66.8	32,354	49.9
Gross profit	46,024	32.1	32,202	33.2	13,822	42.9
Operating expenses:
Research, development and engineering	19,893	13.9	20,400	21.0	(507)	(2.5)
Selling, general and administrative	37,762	26.3	37,481	38.7	281	0.7
Restructuring charges	103	0.1	(64)	(0.1)	167	n/m	(1)
Total operating expenses	57,758	40.3	57,817	59.6	(59)	(0.1)
Loss from operations	(11,734)	(8.2)	(25,615)	(26.4)	13,881	(54.2)
Interest income (expense)	61	-	4	-	57	1,425.0
Other income (expense), net	(1,927)	(1.3)	452	0.5	(2,379)	n/m	(1)
Loss before income taxes	(13,600)	(9.5)	(25,159)	(25.9)	11,559	(45.9)
Provision for income taxes	176	0.1	343	0.4	(167)	(48.7)
Net loss	$ (13,776)	(9.6)	$ (25,502)	(26.3)	$ 11,726	(46.0)
__________________
(1) Not meaningful.

Net Sales

Net sales were $44.9 million for the three months ended October 2, 2011, an increase of approximately $5.2 million compared to $39.8 million for the three months ended September 26, 2010. The increase reflects continued purchases of our core products by our customers and the acceptance of the new etch position that we have entered.

Net sales were $143.3 million for the nine months ended October 2, 2011, an increase of approximately $46.2 million compared to $97.1 million for the three months ended September 26, 2010. The increase in net sales for the nine month period ending October 2, 2011 was primarily due to an increase in sales of our etch products, coupled with increases in our other core products.

Cost of Sales

Cost of sales was $28.3 million for the three months ended October 2, 2011, an increase of $3.0 million compared to $25.2 million for the three months ended September 26, 2010. The increase was primarily due to costs associated with increased product sales.

Cost of sales was $97.2 million for the nine months ended October 2, 2011, an increase of approximately $32.4 million compared to $64.9 million for the nine months ended September 26, 2010. The increase was primarily due to costs associated with increased product sales.

Gross Profit

Gross profit for the three months ended October 2, 2011 was $16.7 million, an increase of $2.2 million, compared to $14.5 million for the three months ended September 26, 2010. The increase was primarily due to the increase in sales and improved utilization of our internal manufacturing operation.

Gross margin for the three months ended October 2, 2011 was approximately 37 percent, relatively flat as compared to the 37 percent gross margin for the three months ended September 26, 2010.

For the three months ended October 2, 2011 and September 26, 2010, we sold $2.4 million and $1.2 million of inventories, respectively, that were previously written-down as part of excess and obsolete inventory. The benefit derived from the sale of this inventory was partially offset by inventory valuation charges of $2.1 million and $0.3 million for the three months ended October 2, 2011 and September 26, 2010, respectively, for other inventory deemed to be excess and obsolete.

Gross profit for the nine months ended October 2, 2011 was $46.0 million, an increase of $13.8 million compared to $32.2 million for the nine months ended September 26, 2010. The increase was primarily due to the increase in sales.

Gross margin for the nine months ended October 2, 2011 was approximately 32 percent, a slight decrease from the 33 percent for the nine months ended September 26, 2010. The gross margin was unfavorably impacted in the nine month period ended October 2, 2011 as a result of $0.8 million in warranty cost overruns in servicing our new products.

For the nine months ended October 2, 2011 and September 26, 2010, we sold $5.9 million and $3.4 million of inventories, respectively, that were previously written-down as part of excess and obsolete inventory. The benefit derived from the sale of this inventory was partially offset by inventory valuation charges of $4.5 million and $0.8 million for the nine months ended October 2, 2011 and September 26, 2010, respectively, for other inventory deemed to be excess and obsolete.

Research, Development and Engineering

Research, development and engineering expenses were $6.7 million for the three months ended October 2, 2011, a decrease of $0.2 million, compared to $6.9 million for the three months ended September 26, 2010. Spending levels remained relatively flat across expense categories.

Research, development and engineering expenses were $19.9 million for the nine months ended October 2, 2011, a decrease of $0.5 million, compared to $20.4 million for the nine months ended September 26, 2010. The decrease is due in part to a $0.5 million reduction in depreciation expense on lab tools resulting from significantly lower capital expenditures in 2009 through 2011, as compared to earlier years. Otherwise, spending levels remained relatively flat across the other expense categories.

Selling, General and Administrative

Selling, general and administrative expenses were $12.4 million for the three months ended October 2, 2011, a decrease of $0.2 million, compared to $12.6 million for the three months ended September 26, 2010. The decrease is due in part to a decrease in our allowance for doubtful accounts as a result of collecting certain accounts receivable, from a gain on sale of property and equipment and through spending decreases in other selling, general and administrative categories, partially offset by a $0.8 million increase in salaries and other compensation.

Selling, general and administrative expenses were $37.8 million for the nine months ended October 2, 2011, an increase of $0.3 million, compared to $37.5 million for the nine months ended September 26, 2010. The year over year increase reflects the higher-level of revenues and related business activities in 2011, including a $1.8 million increase in salaries and other compensation, a $0.8 million increase in amortization expense for evaluation tools placed at customer sites in late 2010, and an increase to the allowance for doubtful accounts. This increase was partially offset by a $1.4 million allocation of field service costs to cost of sales as a result of higher utilization rates, and from lower costs associated with supporting our evaluation tools at customer sites due to our ability to convert certain of these tools into sales during the nine months ended October 2, 2011. Customs duties also significantly decreased in 2011, by $1.0 million, primarily related to payments related to a government review of our designated repair center in Korea in 2010.

Restructuring Charges

Restructuring charges for the three months ended October 2, 2011 were $0.2 million, compared with a $13,000 restructuring charge for the three months ended September 26, 2010. The increase in the restructuring charge relates to an adjustment of an earlier estimate to terminate a lease contract for an excess building in our German manufacturing facility. The $0.2 million in costs includes a negotiated lease termination payout, along with estimated costs to close the facility.

Restructuring charges for the nine months ended October 2, 2011 were $0.1 million, compared with the $0.1 million benefit in restructuring charges for the three months ended September 26, 2010. The change is a result of an increase to the restructuring reserve in fiscal year 2011 for an adjustment of an earlier estimate to terminate a lease contract in Germany, and from a benefit recorded in fiscal year 2010 from the settlement of certain employee severance benefits.

We anticipate that the remaining lease contract termination payments will be paid in installments through December 2015.

Interest Income (Expense), Net and Other Income (Expense), Net

Interest income (expense), net for the three and nine months ended October 2, 2011 and September 26, 2010 were nominal, reflecting the continuation of low interest rates.

Other income (expense), net was a $0.5 million income for the three months ended October 2, 2011, which primarily consisted of foreign exchange gains related to Euro-denominated intercompany payables at our U.S. operations during the period when the U.S. dollar strengthened 9 percent against the Euro. Other income (expense), net was $1.4 million expense for the three months ended September 26, 2010, which included $1.0 million of foreign exchange losses primarily attributed to Euro-denominated liabilities as the Euro strengthened approximately 8 percent against the U.S. dollar during the period.

Other income (expense), net was a $1.9 million expense for the nine months ended October 2, 2011, which primarily consisted of foreign exchange losses related to Euro-denominated intercompany payables at our U.S. operations during the period when the U.S. dollar fluctuated against the Euro. Other income (expense), net was $0.5 million income for the nine months ended September 26, 2010, which included $0.2 million of foreign exchange gains primarily attributed to Euro-denominated liabilities as the Euro weakened approximately 7 percent against the U.S. dollar during the period.

Provision for Income Taxes

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter.

The provision for income taxes was $0.2 million and $0.1 million for the three months ended October 2, 2011 and September 26, 2010, respectively, primarily related to foreign taxes. The net tax provision is the result of the mix of profits earned by us, and our subsidiaries, in tax jurisdictions with a broad range of income tax rates.

The provision for income taxes was $0.2 million and $0.3 million for the nine months ended October 2, 2011 and September 26, 2010, respectively, primarily related to foreign taxes. The $0.2 million tax provision for the nine months ended October 2, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations, offset by a tax provision of $0.6 million as a result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

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
  Restructuring
  Income Taxes
  Stock-based Compensation

In the first quarter of 2011, we adopted guidance related to revenue recognition for sales arrangements with multiple deliverables. The impact of this adoption on our revenue recognition policy is described in further detail in our first quarter of 2011 quarterly report on Form 10-Q, within the Recent Accounting Pronouncements and Accounting Changes section. There have been no other material changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2010 Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash was $38.1 million as of October 2, 2011, an increase of $15.0 million from $23.0 million as of December 31, 2010. We had restricted cash of $2.0 million as of October 2, 2011, which primarily secures letters of credit provided to certain landlords and vendors. Stockholders' equity as of October 2, 2011 was $65.0 million compared to $62.7 million as of December 31, 2010. Working capital as of October 2, 2011 was $57.6 million compared to $51.1 million as of December 31, 2010.

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

We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We intend to continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following: we may be required to reduce planned expenditures or investments; we may be unable to compete in our newer or developing markets; we may not be able to obtain and maintain normal terms with suppliers; suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on our cash; customers may delay or discontinue entering into contracts with us; and our ability to retain management and other key individuals may be negatively affected. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Arrangements

As of October 2, 2011, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

Cash Flows from Operating Activities

Net cash provided by operations of $0.7 million for the nine months ended October 2, 2011 consisted primarily of a net loss of $13.8 million offset by $8.9 million of non-cash charges and $5.7 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $7.1 million of depreciation and amortization and $1.9 million of stock-based compensation. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $9.4 million decrease in accounts receivable, a $4.5 million increase in accrued liabilities, partially offset by a $4.5 million decrease in accounts payable, a $3.3 million increase in inventories for fourth quarter tool builds and a $0.6 million decrease in income taxes payable.

Net cash used in operations of $13.9 million for the nine months ended September 26, 2010 was primarily comprised of a net loss of $25.5 million, partially offset by non-cash charges of $8.5 million and $3.2 million of cash increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $7.1 million of depreciation and amortization and $2.0 million of stock-based compensation, partially offset by $0.7 million released from the allowance for doubtful accounts upon realization of certain customer accounts previously provided for during the industry downturn. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $7.8 million increase in accounts payable, a $3.3 million increase in deferred revenue and a $0.8 million decrease in other assets. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $3.3 million increase in accounts receivable, a $3.1 million increase in inventories and a $2.2 million increase in advance billings. The increases in accounts receivable and accounts payable reflect the sharp increase in sales and business activities in the first three quarters of 2010. The increases in advance billings and deferred revenue were due to an increase in systems shipped during the first three quarters of 2010 for which revenue was deferred as of September 26, 2010, in accordance with the authoritative guidance for revenue recognition.

We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $4.2 million for the nine months ended October 2, 2011 consisted primarily of $2.2 million of proceeds from maturities of available-for-sale investments, a $2.0 million decrease in restricted cash balances used to secure standby letters of credit provided to certain landlords and vendors, and $0.8 million in proceeds from the sale of property and equipment, partially offset by $0.8 million of capital spending.

Net cash provided by investing activities was $3.7 million for the nine months ended September 26, 2010, primarily consisting of proceeds of $6.4 million from maturities of available-for-sale investments in excess of purchases, partially offset by a $2.0 million increase in restricted cash requirements and capital spending of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities of $12.7 million for the nine months ended October 2, 2011 consisted primarily of $12.6 million of proceeds from our public offering on May 16, 2011 of 7,820,000 shares of our common stock at a price to the public of $1.80 per share of common stock. The $12.6 million of proceeds is net of underwriting discounts and offering expenses of $1.5 million. The net proceeds from this offering are being used for general corporate purposes, including working capital.

Cash flows related to financing activities for the nine months ended September 26, 2010 were not material.

Recent Accounting Pronouncements and Accounting Changes

See note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of October 2, 2011, our $17.0 million investment portfolio consisted entirely of highly liquid money market funds, which we classify as cash equivalents. Based on the short-term nature of cash equivalents, we believe we currently have only nominal risk of fluctuations in interest rates. Historically, we have also invested in marketable securities with maturity dates within one year from date of purchase, which have a greater exposure to potential losses arising from changes in interest rates.

Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements and maximizes yields consistent with approved credit risks. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents and we classify our short- term investments as available-for-sale.

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

During the first two quarters of 2011, the U.S dollar weakened 9 percent relative to the Euro, before recovering in the third quarter of 2011. As a result, we realized foreign currency exchange losses of $1.4 million for the nine months ended October 2, 2011, primarily related to liabilities denominated in Euros at our U.S. operations during the period. Cumulative translation adjustment gains of $1.5 million, included in comprehensive loss for the nine months ended October 2, 2011, were primarily due to net assets denominated in Euros at our foreign operations, which resulted in an increase in cumulative translation adjustments to $21.8 million as of October 2, 2011, compared to $20.3 million as of December 31, 2010.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

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

We have incurred operating losses and generated negative cash flows for the last three years. As of October 2, 2011, we had cash, cash equivalents and restricted cash of $38.1 million and working capital of $57.6 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

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

We derive most of our revenues from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the nine month period ended October 2, 2011, and the years ended December 31, 2010, 2009 and 2008, our three largest customers accounted for a total of 58 percent, 59 percent, 55 percent and 39 percent of our revenues, respectively. We currently depend on one customer for a significant portion of our revenues, and the loss of, or a significant reduction in, orders from this customer would significantly reduce our revenue and adversely impact our operating results. Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven performance. Customer order cancellations could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate. If customer relationships are disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

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

The semiconductor industry has historically experienced periodic downturns due to general economic changes or due to capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced revenues and backlog, delays in revenue recognition and excess inventory for us. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

The weakness in the global economy may continue to negatively impact our financial performance.

The recessionary conditions of 2008 and 2009 in the global economy and the slowdown in the semiconductor industry impacted customer demand for our products and correspondingly, negatively impacted our financial performance. As we have progressed through the third quarter of 2011, there remains high unemployment in developed countries, concerns regarding the availability of credit, uncertainty about a sustained economic recovery in the U.S. and fears of further economic deterioration in Europe and the developing world. Any of these factors could have a negative impact on our business, or our financial condition.

Demand for semiconductor equipment depends on consumer spending. Continued economic uncertainty may lead to a decrease in consumer spending and may cause certain of our customers to cancel or delay orders. In addition, if our customers have difficulties in obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could lead to charges to our bad debt expense, if we are unable to collect accounts receivables. These conditions could also affect our key suppliers, which could affect their ability to supply parts to us, and result in delays of the completion of our systems and the shipment of these systems to our customers.

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. Again, we incurred net losses for the years ended December 31, 2008, 2009 and 2010, of $92.2 million, $67.0 million and $33.4 million, respectively, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economic crisis. For the nine months ended October 2, 2011, we incurred a net loss of $13.8 million. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in revenues. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

We are highly dependent on international sales, and face significant international business risks.

International sales accounted for 95 percent, 95 percent, 92 percent and 91 percent of our net sales for the nine months ended October 2, 2011, and the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in China, Japan, South Korea, Taiwan and other Asian countries accounted for 85 percent, 90 percent, 82 percent, and 81 percent of our net sales for the nine months ended October 2, 2011 and the years ended December 31, 2010, 2009 and 2008, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Our growth will depend on our ability to attract and retain qualified, experienced employees. Our ability to attract employees may be harmed by our recent financial losses, which has impacted our available cash and our ability to provide performance-based annual cash incentives. Also, part of our total compensation program includes share- based compensation. Share-based compensation is an important tool in attracting and retaining employees in our industry. If the market price of our common shares declines or remains low, it may adversely affect our ability to attract or retain employees.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the 18 months ended October 2, 2011, the price range for our common stock was $1.14 to $5.52 per share.

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

We are outsourcing logistics activities and select manufacturing activities to third-party service providers, which decrease our control over the performance of these functions and quality of our products.

We have outsourced our spare parts logistics functions and select core product manufacturing to third-party service providers. While we expect to achieve operational flexibility and cost savings as a result of this, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations ("ITAR") administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations ("EAR") administered by the Bureau of Industry and Security ("BIS"), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. In 2008, we self-disclosed to BIS certain inadvertent EAR violations and this matter is pending with BIS.

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

Item 6. Exhibits

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
10.2(1)*	Transition Agreement and Release for Andy Moring, Chief Financial Officer, Secretary and Executive Vice President - Finance. PDF
10.3(1)*	Offer Letter between the Company and J. Michael Dodson. PDF
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF
101.INS(4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension Schema Document
101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Management contract or compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.
(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.
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

Dated: November 7, 2011

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2011

By: /s/ J. MICHAEL DODSON J. Michael Dodson Chief Financial Officer, Executive Vice President — Finance and Secretary (Principal Financial and Accounting Officer)