Form 10-Q
period 2012-04-01
MATTSON TECHNOLOGY INC
filed 2012-05-07
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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
YES    ☐        NO    ☒

At May 1, 2012 there were 62,656,088 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 3,
	2012	2011
Net sales	$ 50,504	$ 47,049
Cost of sales	33,570	34,168
Gross profit	16,934	12,881

Operating expenses:
Research, development and engineering	6,630	6,515
Selling, general and administrative	10,867	11,512
Restructuring charges	720	(65)
Total operating expenses	18,217	17,962

Loss from operations	(1,283)	(5,081)

Interest income (expense), net	31	(21)
Other income (expense), net	382	(1,506)
Loss before income taxes	(870)	(6,608)

Provision for (benefit from) income taxes	249	(334)

Net loss	$ (1,119)	$ (6,274)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.12)

Shares used in computing net loss per share:
Basic and diluted	58,420	50,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended
	April 1,	April 3,
	2012	2011
Net loss	$ (1,119)	$ (6,274)
Other comprehensive income, net of tax
Foreign currency translation adjustments	104	1,828
Unrealized investment gain	15	2
Other comprehensive income	119	1,830
Comprehensive loss	$ (1,000)	$ (4,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	April 1,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 35,558	$ 31,073
Restricted cash	1,877	1,877
Accounts receivable, net of allowance for doubtful accounts
of $711 as of April 1, 2012 and $684 as of December 31, 2011	19,870	25,278
Advance billings	4,318	5,071
Inventories	30,816	29,203
Prepaid expenses and other current assets	7,005	9,024
Total current assets	99,444	101,526
Property and equipment, net	10,352	10,552
Intangibles, net	688	750
Other assets	923	1,015
Total assets	$ 111,407	$ 113,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,331	$ 16,785
Accrued compensation and benefits	5,889	5,781
Deferred revenue-current	9,582	12,117
Other current liabilities	9,814	10,666
Total current liabilities	43,616	45,349
Deferred revenues, non-current	2,983	3,158
Other long-term liabilities	5,130	5,191
Total liabilities	51,729	53,698

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001, 120,000 shares authoriz 62,656 shares issued and 58,475 shares outstanding as of April 1, 2012;
62,547 shares issued and 58,366 shares outstanding as of December 31, 2011	63	63
Additional paid-in capital	650,643	650,110
Accumulated other comprehensive income	20,591	20,472
Treasury stock, 4,181 shares as of April 1, 2012 and December 31, 2011	(37,986)	(37,986)
Accumulated deficit	(573,633)	(572,514)
Total stockholders' equity	59,678	60,145
Total liabilities and stockholders' equity	$ 111,407	$ 113,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 1,	April 3,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,119)	$ (6,274)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Allowance for doubtful accounts	(117)	177
Depreciation and amortization	882	1,665
Stock-based compensation	405	728
Deferred income taxes	105	-
Other non-cash items	6	-
Changes in assets and liabilities:
Accounts receivable	5,585	5,914
Advance billings	752	(1,636)
Inventories	(1,433)	1,152
Prepaid expenses and other current assets	2,105	1,198
Other assets	17	101
Accounts payable	1,497	(6,154)
Accrued liabilities	(933)	2,343
Deferred revenue	(2,710)	1,272
Income taxes payable, non-current and other liabilities	(88)	(380)
Net cash provided by operating activities	4,954	106

Cash flows from investing activities:
Maturities of available-for-sale investments	-	2,151
Purchases of property and equipment	(421)	(158)
Other	-	(2)
Net cash provided by (used in) investing activities	(421)	1,991

Cash flows from financing activities:
Proceeds from stock plans, net	127	22
Net cash provided by financing activities	127	22

Effect of exchange rate changes on cash and cash equivalents	(175)	1,423

Net increase in cash and cash equivalents	4,485	3,542
Cash and cash equivalents, beginning of period	31,073	16,863
Cash and cash equivalents, end of period	$ 35,558	$ 20,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mattson Technology, Inc. was incorporated in California in 1988 and reincorporated in Delaware in 1997. We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of April 1, 2012, the results of operations for the three months ended April 1, 2012 and April 3, 2011 and the statements of cash flows for the three months ended April 1, 2012 and April 3, 2011, as applicable, have been made. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2012. Certain prior year amounts have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

The results of operations for the three months ended April 1, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

Fiscal Year

Our fiscal year ends on December 31. We close our first fiscal quarter on the Sunday closest to March 31. Our second and third fiscal quarters are each 13 weeks long and our fourth quarter closes on December 31.

Use of Estimates

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

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. We reclassified certain current and prior period costs, including approximately $1.1 million for the first quarter of 2011, related to our spare parts business from selling, general and administrative expense to cost of sales, as they more appropriately reflect costs associated with revenue generating activities. These reclassifications do not affect our net income, cash flows or stockholders' equity.

Liquidity and Management Plans

As of April 1, 2012 we had cash, cash equivalents and restricted cash of $37.4 million and working capital of $55.8 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We will continue to review our expected cash requirements and take appropriate cost reduction measures or raise additional funds, and may seek them from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment to simplify goodwill impairment testing by permitting an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We adopted this accounting guidance on January 1, 2012, and this adoption did not have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued additional guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. We adopted ASU No. 2011-05 on January 1, 2012, although the adoption of this update did not have an impact on our financial statements other than to change the manner in which comprehensive income is presented.

In May 2011, the FASB issued ASU No. 2011-04, an amendment to ASC 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. We adopted this amendment on January 1, 2012, the adoption of which did not have a material effect on our financial statement and disclosures.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2012, compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance or potential significance to us.

2. BALANCE SHEET DETAILS

Restricted Cash

We had restricted cash of $1.9 million as of April 1, 2012 and December 31, 2011, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Components of inventories as of April 1, 2012 and December 31, 2011 are shown below:

	April 1,	December 31,
	2012	2011
Inventories, net:	(thousands)
Purchased parts and raw materials	$ 18,849	$ 17,693
Work-in-process	5,990	7,266
Finished goods	5,977	4,244
	$ 30,816	$ 29,203

Amounts in the table are presented net of inventory valuation charges for excess and or obsolete inventories. For the three months ended April 1, 2012 and April 3, 2011, we recorded net benefits of approximately $0.5 million and $0.6 million, respectively.

Components of prepaid expenses and other current assets as of April 1, 2012 and December 31, 2011 are shown below:

	April 1,	December 31,
	2012	2011
Prepaid expenses and other current assets:	(thousands)
Prepaid value-added tax	$ 2,715	$ 2,996
Retirement insurance - foreign employees	1,211	1,185
Other current assets	3,079	4,843
	$ 7,005	$ 9,024

Components of property and equipment as of April 1, 2012 and December 31, 2011 are shown below:

	April 1,	December 31,
	2012	2011
Property and equipment, net:	(thousands)
Machinery and equipment	$ 46,053	$ 45,174
Furniture and fixtures	10,095	10,002
Leasehold improvements	18,039	17,759
	74,187	72,935
Less: accumulated depreciation	(63,835)	(62,383)
	$ 10,352	$ 10,552

Components of other current liabilities as of April 1, 2012 and December 31, 2011 are shown below:

	April 1,	December 31,
	2012	2011
Other current liabilities:	(thousands)
Warranty	$ 2,693	$ 3,419
Value-added tax	1,609	2,073
Restructuring	1,422	1,230
Other	4,090	3,944
	$ 9,814	$ 10,666

3. FAIR VALUE

We measure certain assets and liabilities at fair value, which is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The authoritative guidance on fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Include other inputs that are directly or indirectly observable in the marketplace.
Level 3. Unobservable inputs that are supported by little or no market activities.

Our money market funds and investment instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of April 1, 2012 and December 31, 2011, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1 and Level 2 regarding fair value measurement.

Cash and cash equivalents, short-term investments and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts which approximate fair value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of April 1, 2012 and December 31, 2011:

	April 1, 2012		December 31, 2011
	Fair Value Measurements at		Fair Value Measurements at
	Reporting Date Using		Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:	(thousands)		(thousands)
Cash Equivalents:
Money market funds	$ 11,035	$ 11,035	$ 13,039	$ 13,039
Other Assets:
Equity instruments	168	168	168	168
Total assets measured at fair value	$ 11,203	$ 11,203	$ 13,207	$ 13,207

Liabilities measured at fair value:
Other Liabilities:
Deferred compensation	$ 168	$ 168	$ 168	$ 168

Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4. INTANGIBLE ASSETS

Identified intangible assets consisted of the following as of April 1, 2012 and December 31, 2011:

	April 1,	December 31,
	2012	2011
Intangibles, net:	(thousands)
Developed technology	$ 1,250	$ 1,250
Accumulated amortization	(562)	(500)
	$ 688	$ 750

We recorded amortization expense of $0.1 million in each of the periods ended April 1, 2012 and April 3, 2011.

5. RESTRUCTURING CHARGES

In December 2011, we initiated a cost reduction plan, which included the transition of our operations in Canada to our German facility, moving our outsourced spare part logistics and call center operations in-house, workforce reductions, elimination of contractors, and renegotiating certain contracts.

The beginning restructuring reserve balance includes $0.9 million of contract termination costs established prior to 2011, which related to future rent obligations associated with two vacated leased facilities net of sublease income.

During the first quarter of 2012 we recorded $0.7 million related to the 2011 restructuring plan. To date, we have recorded $2.5 million related to this plan. We expect to incur an additional $1.0 million to $2.0 million in 2012.

The following table summarizes changes in the restructuring accrual for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended April 1, 2012				Three Months Ended April 3, 2011
	Employee	Contract			Employee	Contract
	Severance	Termination	Other		Severance	Termination	Other
	Costs	Costs	Costs	Total	Costs	Costs	Costs	Total
	(thousands)				(thousands)
Beginning balance	$ 82	$ 2,661	$ -	$ 2,743	$ 94	$ 1,241	$ -	$ 1,335
Expensed	586	-	134	720	-	-	-	-
Payments	(461)	(509)	(134)	(1,104)	-	-	-	-
Reserve adjustments	53	(14)	-	39	(94)	29	-	(65)
Foreign currency changes	4	10	-	14	-	21	-	21
Ending balance	$ 264	$ 2,148	$ -	$ 2,412	$ -	$ 1,291	$ -	$ 1,291

As of April 1, 2012, $1.4 million of the restructuring balance was classified as short-term and recorded within accrued liabilities in the Condensed Consolidated Balance Sheets, and the remaining $1.0 million of the restructuring balance was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

6. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes changes in our product warranty accrual for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1,	April 3,
	2012	2011
	(thousands)
Beginning balance	$ 3,419	$ 2,539
Warranties issued in the period	942	1,089
Costs to service warranties	(1,213)	(993)
Warranty accrual adjustments	(455)	319
Ending balance	$ 2,693	$ 2,954

Guarantees

In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of April 1, 2012, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $1.9 million in money market collateral accounts. This amount was recorded as restricted cash as of April 1, 2012.

In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of revenues from certain Flash RTP products, up to a total of CAD 14,269,290 (approximately $14.4 million based on the applicable exchange rate as of April 1, 2012), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of CAD 14,269,290 less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenants (ii), as discussed above; but are still subject to the remaining terms and conditions until the earlier of payment of royalty of CAD 14,269,290 (approximately $14.4 million based on the applicable exchange rate as of April 1, 2012) or through December 31, 2020.

We are a party to a variety of agreements, pursuant to which we may be obligated to indemnify other parties with respect to certain matters. Typically, these obligations arise in the context of contracts under which we may agree to hold other parties harmless against losses arising from a breach of representations or with respect to certain intellectual property, operations or tax-related matters. Our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have defenses to asserted claims and/or recourse against third parties for payments made. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, our payments under these agreements have not had a material effect on our financial position, results of operations or cash flows. We believe if it were to incur a loss in any of these matters, such loss would not have a material effect on our financial position, results of operations or cash flows.

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

As previously reported, in 2008, we self-disclosed to BIS certain inadvertent EAR violations, and have been working with BIS to resolve these. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we will pay $250,000 in May 2012 with the remaining $600,000 suspended for a period of one year and will be waived provided that no violations occur during that period. We had accrued $250,000 as of April 1, 2012.

Litigation

In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain of this. The defense of claims or actions against us, even if without merit, could result in the expenditure of significant financial and managerial resources.

We record a legal liability when we believe it is both probable that a liability has been incurred, and the amount can be reasonably estimated. We monitor developments in our legal matters that could affect the estimate we have previously accrued. Significant judgment is required to determine both probability and the estimated amount.

7. EMPLOYEE STOCK AND SAVING PLANS

The following table summarizes the combined activity under all of our equity incentive plans for the three months ended April 1, 2012:

			Weighted-	Restricted	Weighted-
	Awards	Stock	Average	Stock	Average
	Available	Options	Exercise	Units	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value
	(thousands)	(thousands)		(thousands)
Balances at December 31, 2011	2,067	6,489	$ 4.37	246	$ 3.50
Stock options:
Granted	(1,251)	1,251	$ 2.79	-	-
Exercised	-	(102)	$ 1.25	-	-
Cancelled or forfeited	257	(257)	$ 5.44	-	-
Restricted stock units:
Granted	-	-	-	-	-
Released	10	-	-	(13)	$ 5.86
Cancelled or forfeited	399	-	-	(228)	$ 3.32
Balances at April 1, 2012	1,482	7,381	$ 4.11	5	$ 5.68

The following table provides information pertaining to the our stock options and restricted stock units with time-based vesting for the three months ended April 1, 2012 and April 3, 2011 (in thousands, except weighted-average fair values):

Three Months Ended
	April 1, 2012	April 3, 2011
Stock options:
Weighted-average fair value of options granted	$ 1.78	$ 1.51
Intrinsic value of options exercised	$ 159	$ 54
Cash received from options exercised	$ 127	$ 38

Stock Options

Options to purchase common stock granted under the 2005 Equity Incentive Plan (the "2005 Plan") are for periods not to exceed seven years. Generally, options to purchase stock under the 2005 Plan are granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter.

We granted options to purchase 1.3 million and 1.2 million shares of common stock during the three months ended April 1, 2012 and April 3, 2011, respectively, with an estimated total grant-date fair value of $2.2 million and $1.8 million, respectively. We settle employee stock option exercises with newly issued common stock.

The following summarizes information about stock options outstanding as of April 1, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(in years)	(thousands)
Stock options:
Vested and exercisable options	4,275	$ 5.25	3.0	$ 1,570
Vested and exercisable and expected to vest thereafter	6,746	$ 4.26	4.1	$ 2,427
Total outstanding options	7,381	$ 4.11	4.3	$ 2,611

The aggregate intrinsic value shown in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.77 on March 30, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. There were approximately 2.5 million shares of common stock subject to in-the-money options that were exercisable as of April 1, 2012.

Restricted Stock Units ("RSUs")

Our 2005 Plan provides for grants of time-based and performance-based RSUs, which are counted against the total number of shares of common stock available for grant under the 2005 Plan at 1.75 shares of common stock for every RSU.

Time-Based Restricted Stock Units

Generally, 25 percent of time-based RSUs vest on each anniversary date of the vesting commencement date or date of grant. On occasion and for varying purposes, we grant time-based RSUs with different vesting criteria and duration.

During the three months ending April 1, 2012 and during 2011, we did not grant any time-based RSUs.

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

As of December 31, 2011, we had 0.2 million performance-based RSUs outstanding. These performance-based RSUs expired during the first quarter of 2012. We did not record any compensation expense related to these performance-based RSUs during the three months ended April 1, 2012 and April 3, 2011 since the performance targets were not met.

8. STOCK-BASED COMPENSATION

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

Valuation Assumptions

We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
Expected dividend yield	-	-
Expected stock price volatility	81%	77%
Risk-free interest rate	0.8%	2.1%
Expected life of options in years	5	5

We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the historical volatility of our common stock; and the risk-free interest rate is the rate on a U.S. Treasury Bill, with a maturity approximating the expected life of the option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero.

Our stock-based compensation in the three months ended April 1, 2012 and April 3, 2011 was as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Stock-based compensation by type of award:	(thousands)
Stock options	$ 388	$ 680
Restricted stock units	12	38
Employee stock purchase plan	5	10
	$ 405	$ 728

	Three Months Ended
	April 1, 2012	April 3, 2011
Stock-based compensation by category of expense:	(thousands)
Cost of sales	$ 15	$ 34
Research, development and engineering	73	126
Selling, general and administrative	317	568
	$ 405	$ 728

We did not capitalize any stock-based compensation as inventory in the three months ended April 1, 2012 and April 3, 2011, as such amounts were not material. As of April 1, 2012, we had $3.6 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 3 years.

9. GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION

We have one operating segment. We design, manufacture and market advanced fabrication equipment for the semiconductor manufacturing industry. The authoritative guidance on segment reporting and disclosure defines operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As our business is completely focused on one industry segment, the design, manufacture and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that we have one reportable segment. Our net sales and profits are generated from the sales of systems and services in this one segment. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker, as defined in the applicable authoritative guidance.

The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered:

	Three Months Ended
	April 1, 2012		April 3, 2011
	(thousands)%		(thousands)%
Net sales:
United States	$ 10,170	20	$ 1,083	2
Korea	24,258	48	22,133	47
Taiwan	7,943	16	8,954	19
China	1,557	3	6,575	14
Other Asia	2,507	5	4,205	9
Europe and others	4,069	8	4,099	9
	$ 50,504	100	$ 47,049	100

In the three months ended April 1, 2012, one customer accounted for approximately 62 percent of net sales. In the three months ended April 3, 2011, three customers accounted for 42 percent, 14 percent and 10 percent of net sales, respectively. At April 1, 2012, two customers accounted for approximately 52 percent and 11 percent of our total net accounts receivable, respectively. At December 31, 2011, three customers accounted for approximately 48 percent, 15 percent and 13 percent of our total net accounts receivable, respectively.

Geographical information relating to our property and equipment, net, as of April 1, 2012 and December 31, 2011 was as follows:

	April 1,	December 31,
	2012	2011
Property and equipment, net:	(thousands)
United States	$ 4,943	$ 5,306
Germany	2,459	2,396
Canada	2,411	2,281
Others	539	569
	$ 10,352	$ 10,552

10. INCOME TAXES

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter.

We recorded a $0.2 million income tax provision and a $0.3 million income tax benefit for the three months ended April 1, 2012 and April 3, 2011, respectively. The net tax provision is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.3 million tax benefit for the three months ended April 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

11. NET LOSS PER SHARE

We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three months ended April 1, 2012 and April 3, 2011, none of the stock options and restricted stock units were included in the computation of diluted shares for these periods, as inclusion of such shares would have been antidilutive.

The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended
	April 1,	April 3,
	2012	2011
	(thousands)
Weighted-average common shares outstanding - basic	58,420	50,287
Effect of diluted potential common shares from stock options
and restricted stock units	-	-
Weighted-average common shares outstanding - diluted	58,420	50,287

All outstanding options to purchase our common stock and restricted stock units are potentially dilutive securities, and as of April 1, 2012 and April 3, 2011, the combined total of options to purchase common stock and restricted stock units outstanding were 7.4 million and 7.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobility electronics industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructurings; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K").

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

Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry moves through its cycle. During the second half of 2011, weak market conditions caused pullbacks in expansion plans throughout the semiconductor manufacturing industry. Despite the decline in DRAM, the NAND flash memory, and logic represented growth segments in the semiconductor market.

We made progress in our strategic growth initiatives and are strengthening our product positions. In the first quarter of 2012, the paradigmE etch system was released for production at a leading semiconductor logic/foundry facility. The paradigmE was also selected by a major Asian CMOS image sensor foundry, expanding our etch position into a new growth market. Entering 2012 we have gained both market share and sales ranking in etch and strip, reaching the second-ranked supplier in the strip market based on 2011 annual sales. Our RTP tools, the Helios XP and the Millios millisecond annealing system, are now positioned at three major logic/foundry customers.

The success of our business will depend on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors will also include our ability to (a) significantly grow the Company, in order to enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with and support of our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles and (e) generate the gross profits necessary to enable us to make the necessary investments in our business.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods.

On an on-going basis, we evaluate our estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty, bad debts, intangible assets, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the three months ended April 1, 2012. For information about critical accounting policies, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements, in our 2011 Form 10-K.

Results of Operations

A summary of our results of operations for three months ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months Ended
	April 1, 2012		April 3, 2011		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%

Net sales	$ 50,504	100.0	$ 47,049	100.0	$ 3,455	7.3
Cost of sales	33,570	66.5	34,168	72.6	(598)	(1.8)
Gross profit	16,934	33.5	12,881	27.4	4,053	31.5
Operating expenses:
Research, development and engineering	6,630	13.1	6,515	13.8	115	1.8
Selling, general and administrative	10,867	21.5	11,512	24.5	(645)	(5.6)
Restructuring charges	720	1.4	(65)	(0.1)	785	n/m	(1)
Total operating expenses	18,217	36.0	17,962	38.2	255	1.4
Loss from operations	(1,283)	(2.5)	(5,081)	(10.8)	3,798	(74.7)
Interest income (expense), net	31	0.1	(21)	-	52	n/m	(1)
Other income (expense), net	382	0.8	(1,506)	(3.2)	1,888	n/m	(1)
Loss before income taxes	(870)	(1.6)	(6,608)	(14.0)	5,738	(86.8)
Provision for income taxes	249	0.5	(334)	(0.7)	583	n/m	(1)
Net loss	$ (1,119)	(2.1)	$ (6,274)	(13.3)	$ 5,155	(82.2)

(1) Not meaningful.

Net Sales

A summary of our net sales for three months ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months Ended
	April 1, 2012		April 3, 2011		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Net sales:
United States	$ 10,170	20	$ 1,083	2	$ 9,087	839
International:
Korea	24,258	48	22,133	47	2,125	10
Taiwan	7,943	16	8,954	19	(1,011)	(11)
China	1,557	3	6,575	14	(5,018)	(76)
Other Asia	2,507	5	4,205	9	(1,698)	(40)
Europe and others	4,069	8	4,099	9	(30)	(1)
	40,334	80	45,966	98	(5,632)	(12)
Total net sales	$ 50,504	100	$ 47,049	100	$ 3,455	7

Net sales were $50.5 million for the three months ended April 1, 2012, an increase of approximately $3.5 million compared to $47.0 million for the three months ended April 3, 2011. The increase in sales was primarily driven by higher sales of etch and strip systems for the production of NAND and foundry devices.

In the first quarter of 2012, international sales to customers in Asia and Europe continued to account for a significant portion of our total net sales, comprising approximately 80 percent of net sales in the first quarter of 2012, compared to 98 percent in 2011. We anticipate that international sales will continue to account for a significant portion of our net sales.

Cost of Sales and Gross Profit

A summary of our cost of sales and gross profit for three months ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months Ended		Increase (Decrease)
	April 1, 2012	April 3, 2011	Amount	%
(in thousands, except for percentages)
Cost of sales	$ 33,570	$ 34,168	$ (598)	-1.8%
Gross profit	16,934	12,881	4,053	31.5%
Gross margin percentage	33.5%	27.4%

Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components, major subassemblies/modules and complete systems.

Gross margin rate improved from 27.4 percent in the first quarter of 2011 to 33.5 percent in the first quarter of 2012. The increase in gross margin in 2012 was primarily due to better absorption of labor and fixed overhead costs on higher levels of production as well as lower installation and warranty costs.

Our gross margin rate has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.

Research, Development and Engineering

A summary of our research, development and engineering expenses for three months ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months Ended		Increase (Decrease)
	April 1, 2012	April 3, 2011	Amount	%
(in thousands, except for percentages)
Research, development and engineering	$ 6,630	$ 6,515	$ 115	1.8%
Percentage of net sales	13.1%	13.8%

Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.

Research, development and engineering expenses were relatively flat in the first quarter of 2012 compared to the first quarter of 2011. The slight increase was primarily due to an increase in engineering materials and outside services offset by a decrease in depreciation expense on lab tools resulting from several assets being fully depreciated as of the end of 2011.

Selling, General and Administrative

A summary of our selling, general and administrative expenses for three months ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months Ended		Increase (Decrease)
	April 1, 2012	April 3, 2011	Amount	%
(in thousands, except for percentages)
Selling, general and administrative	$ 10,867	$ 11,512	$ (645)	-5.6%
Percentage of net sales	21.5%	24.5%

Selling, general and administrative expenses consist primarily of personnel-related expenses, as well as legal and professional fees, facilities expenses, insurance expenses, amortization of evaluation systems and certain information technology costs.

Selling, general and administrative expenses were $10.9 million in the first quarter of 2012, a decrease of $0.6 million compared to $11.5 million in the first quarter of 2011. The decrease in selling, general and administrative expenses was primarily due to lower expenses related to evaluation tools partially offset by charges incurred related to a settlement with the Bureau of Industry and Security in connection with certain self reported export violations (see Government Agencies in Note 6 Commitments and Contingencies of Notes to our Condensed Consolidated Financial Statements) and higher than usual seasonal professional fees incurred in connection with our annual audit and SEC filings.

Restructuring Charges

In December 2011, we initiated a cost reduction plan, which included the transition of our operations in Canada to our German facility, moving our outsourced spare part logistics and call center operations in-house, workforce reductions, elimination of contractors, and renegotiating certain contracts.

The beginning restructuring reserve balance includes $0.9 million of contract termination costs established prior to 2011, which related to future rent obligations associated with two vacated leased facilities net of sublease income.

During the first quarter of 2012 we recorded $0.7 million related to the 2011 restructuring plan. To date, we have recorded $2.5 million related to this plan. We expect to incur an additional $1.0 million to $2.0 million in 2012.

Other Income (Expense), net

Other income (expense), net was $0.4 million in the first quarter of 2012, a $1.9 million increase compared to $1.5 million of other expense, net in the first quarter of 2011. The change in other income (expense), net was primarily attributable to a $1.6 million fluctuation in foreign currency exchange gain (losses) related to our foreign-denominated balances at our U.S. operations. We recorded $0.5 million foreign exchange gains in the first quarter of 2012 as a result of favorable currency exchange rates for the Japanese Yen and the Canadian dollar against the U.S. dollar. In the first quarter of 2011, we recorded $1.1 million of net foreign exchange loss due to the impact of unfavorable Euro exchange rates against the U.S. Dollar.

Provision for Income Taxes

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter.

We recorded an income tax provision of $0.2 million and an income tax benefit of $0.3 million for the three months ended April 1, 2012 and April 3, 2011, respectively, primarily related to foreign taxes. The net tax provision is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.3 million tax benefit for the three months ended April 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

Liquidity and Capital Resources
	Three Months Ended
	April 1, 2012	April 3, 2011
	(thousands)
Net cash provided by operating activities	$ 4,954	$ 106
Net cash provided by (used in) investing activities	(421)	1,991
Net cash provided by financing activities	127	22
Effect of exchange rate changes on cash and cash equivalents	(175)	1,423
Net increase in cash and cash equivalents	$ 4,485	$ 3,542

Our cash and cash equivalents and restricted cash were $37.4 million as of April 1, 2012, an increase of approximately $4.5 million, compared to $32.9 million as of December 31, 2011. Working capital as of April 1, 2012 was $55.8 million, compared to $56.2 million as of December 31, 2011. Stockholders' equity as of April 1, 2012 was $59.7 million, compared to $60.1 million as of December 31, 2011.

Liquidity and Capital Resources Outlook

As of April 1, 2012, we had cash, cash equivalents and restricted cash of $37.4 million and working capital of $55.8 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. We periodically review our liquidity position and may decide to raise additional funds, and may seek them from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.

Operating Activities

In the first quarter of 2012, net cash provided by operations was $5.0 million, comprised primarily of $1.1 million in net loss, offset by $4.8 million of cash increases reflected in the net change in assets and liabilities and non-cash charges of $1.3 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $6.3 million decrease in accounts receivable and advance billings, a $2.1 million decrease in prepaid expenses and other current assets and a $0.6 million increase in accounts payable and accrued liabilities, partially offset by a $2.7 million decrease in deferred revenue and a $1.4 million increase in inventory. The increase in accounts receivable and advance billings reflects the increase in sales and business activities in the first quarter of 2012 compared to the first quarter of 2011. Non-cash charges consisted primarily of $0.8 million of depreciation and amortization and $0.4 million of stock-based compensation.

In the first quarter of 2011, net cash provided by operations was $0.1 million, consisting primarily of a net loss of $6.3 million offset by $2.6 million of non-cash charges and $3.8 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $1.7 million of depreciation and amortization, $0.7 million of stock-based compensation and $0.2 million of allowance for doubtful accounts provision. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $5.9 million decrease in accounts receivable, a $2.3 million increase in accrued liabilities, a $1.3 million increase in deferred revenue, $1.2 million decrease in inventories and a $1.2 million decrease in prepaid expenses and other current assets, partially offset by a $6.2 million decrease in accounts payable, a $1.6 million increase in advanced billings and a $0.4 million decrease in income taxes payable, non-current and other liabilities.

Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Investing Activities

In the first quarter of 2012, cash used in investing activities was $0.4 million, which represent our first quarter of 2012 capital spending.

In the first quarter of 2011, net cash provided by investing activities was $2.0 million, which consisted primarily of $2.2 million of proceeds from maturities of available-for-sale investments, partially offset by $0.2 million of capital spending.

Financing Activities

In the first quarter of 2012, net cash provided by financing activities was $0.1 million, which consisted of proceeds from issuance of common stock under our employee stock plan.

Cash flows related to financing activities for the three months ended April 3, 2011 were not material.

Off-Balance Sheet Arrangements

As of April 1, 2012, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under the U.S. GAAP, certain obligations and commitments are not required to be included in our Condensed Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2011 Form 10-K.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1 Basis of Presentation and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest Rate Risk

As of April 1, 2012, our portfolio consisted of $35.6 million in cash and cash equivalents. We did not have any short-term investments as of April 1, 2012. Our exposure to interest rate risk relates primarily to short-term investments, which we may purchase at different points in time, and the potential losses arising from changes in those interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio, which consisted primarily of money market funds and U.S. government and government-sponsored debt securities, includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents and short-term investments in accordance with authoritative guidance on accounting for investments in debt and equity securities; consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents; and classify our short-term investments as available-for-sale.

Our cash equivalents and short-term investment portfolios consist primarily of money market funds and U.S. government and government-sponsored debt securities. Our equity instruments are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders' equity in the accompanying Condensed Consolidated Balance Sheets.

Based on the size of the investment portfolio as of April 1, 2012, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of April 1, 2012, our U.S. operations had approximately $1.8 million, net, in foreign denominated operating intercompany payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.2 million (U.S. dollar strengthening), or a loss of $0.2 million (U.S. dollar weakening) on the translation of these intercompany payables, which would be recorded as other income (expense), net in our consolidated statement of operations.

In the three months ended April 1, 2012 and April 3, 2011, we recorded foreign currency exchange gain of $0.5 million and foreign currency loss of $1.1 million, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

We included $0.1 million and $1.8 million foreign currency translation adjustments in the accompanying Condensed Consolidated Statement of Comprehensive Loss for three months ended April 1, 2012 and April 3, 2011, respectively. The $1.8 million foreign exchange translation adjustment in the three months ended April 3, 2011 was primarily due to the weakening of the U.S. dollar against the Euro, which favorably impacted the net assets used in our foreign operations and held in local currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 1, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe that it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain. Moreover, the defense of claims or actions against us, even if without merits, could result in the expenditure of significant financial and managerial resources.

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

We have incurred operating losses and generated negative cash flows for the last four years. As of April 1, 2012, we had cash, cash equivalents and restricted cash of $37.4 million and working capital of $55.8 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable, with longer-term uses for research and development or otherwise to make investments in our business. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

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

We derive most of our revenues from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the three months ending April 1, 2012 and the year ending December 31, 2011, our three largest customers accounted for a total of 74 percent, and 60 percent of our revenues, respectively. We currently depend on one customer for a significant portion of our revenues, and the loss of, or a significant reduction in, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business-Customers of our 2011 Form 10-K for a detailed description of our customer concentration. Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Customer order cancellations could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate. If customer relationships are disrupted due to an inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

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

Our products are complex, and we may experience technical or manufacturing inefficiencies, delays or difficulties in the prototype introduction of new systems and enhancements, or in achieving volume production of new systems or enhancements that meet customer requirements. Our inability, or the inability of our supply chain partners, to overcome such difficulties, to meet the technical specifications of any new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect our business and results of operations, as well as our customer relationships.

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

Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time- consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from nine to twelve months or longer. We may incur significant sales and marketing expenses during this evaluation period. In addition, the length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in revenues, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

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

International sales accounted for 94 percent of our net sales for the year ended December 31, 2011 and 80 percent of our net sales for the three months ending April 1, 2012, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 84 percent of our net sales for the year ended December 31, 2011, and 72 percent of our net sales for the three months ending April 1, 2012, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations ("ITAR") administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations ("EAR") administered by the Bureau of Industry and Security ("BIS"), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously reported, in 2008, we self-disclosed to BIS certain inadvertent EAR violations, and have been working with BIS to resolve these. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we will pay $250,000 in May 2012 and $600,000 is suspended for the next year and will be waived provided that no violations occur during that period. We had accrued $250,000 as of April 1, 2012.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the three months ended April 1, 2012, the closing price range for our common stock was between $1.42 and $3.19 per share.

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

We may outsource select manufacturing activities to third-party service providers, which decrease our control over the performance of these functions and quality of our products.

From time to time, we may outsource product manufacturing to third-party service providers. Outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations. If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired.

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

We develop and manufacture products in Germany, where our costs for labor and materials are primarily denominated in Euros, and anticipate increased manufacturing activities in South Korea going forward, where our costs for labor are primarily denominated in won. Future increases in the strength of the Euro or won, if any, could increase our development costs, our costs to manufacture systems, and our costs to purchase spare parts for products from our suppliers, which would make it more difficult for us to compete and could adversely affect our results of operations.

We manufacture many of our products at two primary manufacturing facilities and are thus subject to risk of disruption.

Although, from time to time, we outsource select core product manufacturing to third parties, we continue to produce our latest generation products at our two principal manufacturing plants in Fremont, California and Dornstadt, Germany. We have limited ability to interchangeably produce our products at either facility, and in the event of a disruption of operations at one facility, our other facility would not be able to make up the capacity loss. Our operations could be subject to disruption for a variety of reasons, including, but not limited to, natural disasters, including earthquakes in California, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers, result in cancellation of orders or loss of customers and seriously harm our business.

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

In addition, we have from time to time enacted restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to incur significant restructuring charges through the remainder of 2012, both in connection with our transfer of the Canadian operations and otherwise.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.. The resulting assessment indicated a material decline in our market valuation and projected revenues, causing a decrease in the anticipated future cash flows attributable to these assets relative to the cash flow expectations when the assets were acquired. In the event that we determine in a future period that impairment of our intangible assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a). PDF
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. PDF
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. PDF
101.INS (4)	XBRL Instance Document
101.SCH (4)	XBRL Taxonomy Extension Schema Document
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Filed herewith.
(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.
(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.
(4)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC. (Registrant)

Date: May 4, 2012

By: /s/ DAVID DUTTON David Dutton President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012

By: /s/ J. MICHAEL DODSON J. Michael Dodson Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: May 4, 2012

By: /s/ TYLER PURVIS Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)