Form 10-Q
period 2012-07-01
MATTSON TECHNOLOGY INC
filed 2012-08-10
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
OR
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
____________________________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒
At August 3, 2012 there were 58,595,450 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$34,884	$51,259	$85,388	$98,308
Cost of sales	21,629	37,275	55,199	71,443
Gross profit	13,255	13,984	30,189	26,865
Operating expenses:
Research, development and engineering	5,791	6,645	12,421	13,160
Selling, general and administrative	9,705	11,380	20,572	22,892
Restructuring charges	831	(13)	1,551	(78)
Total operating expenses	16,327	18,012	34,544	35,974
Loss from operations	(3,072)	(4,028)	(4,355)	(9,109)
Interest income (expense), net	39	58	70	37
Other income (expense), net	(277)	(969)	105	(2,475)
Loss before income taxes	(3,310)	(4,939)	(4,180)	(11,547)
Provision for (benefit from) income taxes	36	274	285	(60)
Net loss	$(3,346)	$(5,213)	$(4,465)	$(11,487)
Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.08)	$(0.22)
Shares used in computing net loss per share:
Basic and diluted	58,507	54,550	58,463	52,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(3,346)	$(5,213)	$(4,465)	$(11,487)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(189)	859	(85)	2,687
Unrealized investment gain	—	116	15	118
Other comprehensive income (loss)	(189)	975	(70)	2,805
Comprehensive loss	$(3,535)	$(4,238)	$(4,535)	$(8,682)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	July 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$28,870	$31,073
Restricted cash	1,877	1,877
Accounts receivable, net of allowance for doubtful accounts of $619 as of July 1, 2012 and $684 as of December 31, 2011	19,028	25,278
Advance billings	2,418	5,071
Inventories	36,581	29,203
Prepaid expenses and other current assets	6,783	9,024
Total current assets	95,557	101,526
Property and equipment, net	7,687	10,552
Intangibles, net	625	750
Other assets	740	1,015
Total assets	$104,609	$113,843
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,494	$16,785
Accrued compensation and benefits	5,924	5,781
Deferred revenue-current	9,982	12,117
Other current liabilities	8,918	10,666
Total current liabilities	40,318	45,349
Deferred revenues, non-current	3,499	3,158
Other long-term liabilities	4,182	5,191
Total liabilities	47,999	53,698
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 62,744 shares issued and 58,654 shares outstanding as of July 1, 2012; 62,547 shares issued and 58,366 shares outstanding as of December 31, 2011	63	63
Additional paid-in capital	651,110	650,110
Accumulated other comprehensive income	20,402	20,472
Treasury stock, 4,181 shares as of July 1, 2012 and December 31, 2011	(37,986)	(37,986)
Accumulated deficit	(576,979)	(572,514)
Total stockholders' equity	56,610	60,145
Total liabilities and stockholders' equity	$104,609	$113,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(4,465)	$(11,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(65)	308
Depreciation and amortization	1,781	3,227
Stock-based compensation	757	1,403
Deferred income taxes	117	—
Changes in assets and liabilities:
Accounts receivable	6,391	6,742
Advance billings	2,653	(886)
Inventories	(5,778)	3,794
Prepaid expenses and other current assets	2,225	824
Other assets	177	212
Accounts payable	(1,188)	(5,004)
Accrued liabilities	(1,579)	4,865
Deferred revenue	(1,794)	1,223
Income taxes payable, non-current and other liabilities	(974)	(170)
Net cash provided by (used in) operating activities	(1,742)	5,051
Cash flows from investing activities:
Maturities of available-for-sale investments	—	2,151
Decrease in restricted cash	—	1,196
Purchases of property and equipment	(731)	(496)
Net cash provided by (used in) investing activities	(731)	2,851
Cash flows from financing activities:
Proceeds from stock plans, net	242	13,128
Net cash provided by financing activities	242	13,128
Effect of exchange rate changes on cash and cash equivalents	28	2,152
Net increase (decrease) in cash and cash equivalents	(2,203)	23,182
Cash and cash equivalents, beginning of period	31,073	16,863
Cash and cash equivalents, end of period	$28,870	$40,045
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of July 1, 2012, the results of operations for the three and six months ended July 1, 2012 and July 3, 2011 and the statements of cash flows for the six months ended July 1, 2012 and July 3, 2011, as applicable, have been made. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2012. Certain prior year amounts have been reclassified to conform to the current presentation.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and six months ended July 1, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.
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
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. We reclassified certain prior period costs, including approximately $1.4 million and $2.5 million for the three and six months ended July 3, 2011, related to our spare parts business from selling, general and administrative expense to cost of sales, as they more appropriately reflect costs associated with revenue generating activities. These reclassifications do not affect our net income, cash flows or stockholders' equity.
Liquidity and Management Plans
As of July 1, 2012 we had cash, cash equivalents and restricted cash of $30.7 million and working capital of $55.2 million. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011), and cash generated from product, service and royalty revenues to provide funding for our operations. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may decide to raise additional funds, and may seek such funding from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
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
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 1, 2012, compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
Restricted Cash
We had restricted cash of $1.9 million as of July 1, 2012 and December 31, 2011, respectively, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Components of inventories as of July 1, 2012 and December 31, 2011 are shown below (in thousands):

	July 1, 2012	December 31, 2011
Inventories, net:
Purchased parts and raw materials	$20,757	$17,693
Work-in-process	7,150	7,266
Finished goods	8,674	4,244
	$36,581	$29,203
Amounts in the table are presented net of inventory valuation charges for excess and or obsolete inventories. For the three months ended July 1, 2012 and July 3, 2011, we recorded net benefits of approximately $0.7 million and $0.5 million respectively. For the six months ended July 1, 2012 and July 3, 2011, we recorded net benefits of approximately $1.3 million and $1.1 million respectively.
Components of prepaid expenses and other current assets as of July 1, 2012 and December 31, 2011 are shown below (in thousands):

	July 1, 2012	December 31, 2011
Prepaid expenses and other current assets:
Prepaid value-added tax	$2,388	$2,996
Retirement insurance - foreign employees	1,187	1,185
Other current assets	3,208	4,843
	$6,783	$9,024
Components of property and equipment as of July 1, 2012 and December 31, 2011 are shown below (in thousands):

	July 1, 2012	December 31, 2011
Property and equipment, net:
Machinery and equipment	$42,328	$45,174
Furniture and fixtures	9,676	10,002
Leasehold improvements	17,393	17,759
	69,397	72,935
Less: accumulated depreciation	(61,710)	(62,383)
	$7,687	$10,552
Components of other current liabilities as of July 1, 2012 and December 31, 2011 are shown below (in thousands):

	July 1, 2012	December 31, 2011
Other current liabilities:
Warranty	$2,915	$3,419
Value-added tax	1,420	2,073
Restructuring	1,307	1,230
Other	3,276	3,944
	$8,918	$10,666

3.	FAIR VALUE
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
Our money market funds and investment instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of July 1, 2012 and December 31, 2011, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1 and Level 2 regarding fair value measurement.
Cash and cash equivalents, short-term investments and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of July 1, 2012 and December 31, 2011 (in thousands):

	July 1, 2012		December 31, 2011
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$16,036	$16,036	$13,039	$13,039
Other assets:
Equity instruments	43	43	168	168
Total assets measured at fair value	$16,079	$16,079	$13,207	$13,207
Liabilities measured at fair value:
Other liabilities:
Deferred compensation	$43	$43	$168	$168
Total liabilities measured at fair value	$43	$43	$168	$168
Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of July 1, 2012 and December 31, 2011 (in thousands):

	July 1, 2012	December 31, 2011
Intangibles, net:
Developed technology	$1,250	$1,250
Accumulated amortization	(625)	(500)
	$625	$750

For the three months ended July 1, 2012 and July 3, 2011, amortization expense for intangibles was 0.06 million each period. For the six months ended July 1, 2012 and July 3, 2011, amortization expense for intangibles was 0.13 million each period.

5.	RESTRUCTURING CHARGES
In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan"), which included the transition of our operations in Canada to our German facility, moving a portion of our outsourced spare parts logistics operations in-house, workforce reductions, elimination of certain contractors, and renegotiating certain contracts. In the first quarter of 2012, we initiated a second phase of the 2011 Restructuring Plan, which includes a reduction in force; lower level of investments in customer evaluation systems; renegotiating key contracts with outside service providers; production material cost savings; additional reduction in outside contractors; and reduced spending in discretionary areas.  Total estimated one-time costs for the first two phases are $3.5 million to $4.5 million with an estimated remaining range of $0.4 million to $1.0 million to be incurred in the second half of 2012.
In addition, we will continue to address the near term weakness in our sector by focusing on additional cost reductions throughout the remainder of 2012. These reductions will be implemented throughout the third and fourth quarters and will entail a broader reduction in force and a global restructuring that will consolidate certain functions to enable better leverage of the corporate infrastructure and the optimization of our business model. The estimated restructuring costs for these activities are still under evaluation while the related restructuring plans are finalized.
The beginning restructuring reserve balance includes $0.9 million of contract termination costs established prior to 2011, which related to future rent obligations associated with two vacated leased facilities net of sublease income. During the three months ended July1, 2012, we expensed $0.8 million in employee severance and other expenses, paid $0.9 million of employee severance and other expenses, and paid $0.4 million of contract termination costs under the 2011 Restructuring Plan. During the six months ended July 1, 2012 we recorded $1.6 million of employee severance and other expenses. We paid $1.5 million in employee severance and other expenses and paid $0.9 million in contract termination costs related to the 2011 restructuring plan. To date, we have recorded $3.3 million related to this plan.
The following table summarizes changes in the restructuring accrual for the three and six months ended July 1, 2012 (in thousands):

	Three Months Ended July 1, 2012				Six Months Ended July 1, 2012
	Employee Severance Costs	Contract Termination Costs	Other Costs	Total	Employee Severance Costs	Contract Termination Costs	Other Costs	Total

Beginning balance	$264	$2,148	$—	$2,412	$82	$2,661	$—	$2,743
Expensed	729	—	102	831	1,315	—	236	1,551
Payments	(833)	(420)	(102)	(1,355)	(1,295)	(929)	(236)	(2,460)
Reserve adjustments	(10)	—	—	(10)	53	(14)	—	39
Foreign currency changes	—	(21)	—	(21)	(5)	(11)	—	(16)
Ending balance	$150	$1,707	$—	$1,857	$150	$1,707	$—	$1,857
As of July 1, 2012, $1.3 million of the restructuring accrual was classified as short-term and recorded within accrued liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.6 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

6.	COMMITMENTS AND CONTINGENCIES
Warranty
The warranty offered by us on our system sales is generally twelve months, except where previous customer agreements state otherwise, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of sales when the revenue is recognized. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field warranty expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly.
The following table summarizes changes in our product warranty accrual for the three and six months ended July 1, 2012 and July 3, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Beginning balance	$2,693	$2,954	$3,419	$2,539
Warranties issued in the period	664	988	1,606	2,077
Costs to service warranties	(1,222)	(617)	(2,435)	(1,610)
Warranty accrual adjustments	780	760	325	1,079
Ending balance	$2,915	$4,085	$2,915	$4,085
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of July 1, 2012, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $1.9 million in money market collateral accounts. This amount was recorded as restricted cash as of July 1, 2012.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.9 million based on the applicable exchange rate as of July 1, 2012), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $13.9 million based on the applicable exchange rate as of July 1, 2012) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and certain senior officers. We have not recorded a liability associated with these indemnification agreements, as we historically have not incurred any material costs associated with such indemnification agreements. Costs associated with such indemnification agreements may be mitigated, in whole or only in part, by insurance coverage that we maintain.
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
As previously reported, in 2008 we self-disclosed to BIS certain inadvertent EAR violations. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we paid $250,000 in May 2012 with the remaining $600,000 suspended for a period of one year and will be waived provided that no violations occur during that period.
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

7.	EMPLOYEE STOCK PLANS
On May 10, 2012, our shareholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which amended and restated the 2005 Equity Incentive Plan to increase our common stock available for grant under the plan by 2.5 million shares.
Options to purchase common stock granted under the 2012 Plan generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter.
Stock Options
The following table summarizes the stock option activity under all of our equity incentive plans for the six months ended July 1, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2011	6,489	$4.37
Granted	1,260	$2.78
Exercised	(132)	$1.13
Canceled or forfeited	(596)	$4.68
Outstanding at July 1, 2012	7,021	$4.12	3.9	$827
Vested and expected to vest at July 1, 2012	6,513	$4.24	3.8	$798
Exercisable at July 1, 2012	4,336	$5.10	2.7	$633

The following table provides information pertaining to the our stock options for the six months ended July 1, 2012 and July 3, 2011 (in thousands, except weighted-average fair values):

	Six Months Ended
	July 1, 2012	July 3, 2011
Weighted-average fair value of options granted	$1.78	$2.39
Intrinsic value of options exercised	$197	$69
Cash received from options exercised	$150	$48
The aggregate intrinsic value represent the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on July 1, 2012 and July 3, 2011, respectively, for all in-the-money options. There were approximately 1.0 million shares of common stock subject to in-the-money options that were exercisable as of July 1, 2012.
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based RSUs.

Time-Based Restricted Stock Units

Generally, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. On occasion, we grant time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2012 Plan are counted against the total number of shares of common stock available for grant under the plan at 1.75 shares of common stock for every one share of common stock subject thereto.

During the three and six months ended July 1, 2012 and July 3, 2011, we did not grant any time-based RSUs. The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of our common stock on the date of grant of the RSU and recognized over the vesting period. As of July 1, 2012, we had approximately 5,000 time-based RSUs outstanding.

Performance-Based Restricted Stock Units

The vesting of performance-based RSUs is contingent on our achievement of certain predetermined financial goals and in some cases, the achievement of certain market performance measures. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of these specific performance goals. If a performance goal is not met or is not expected to be met, no compensation cost would be recognized on the underlying RSUs, and any previously recognized compensation expense on those RSUs would be reversed.

As of December 31, 2011, we had 0.2 million performance-based RSUs outstanding. During the first quarter of 2012, all of these performance-based RSUs expired. We did not record any compensation expense related to these performance-based RSUs during the three and six months ended July 1, 2012 and July 3, 2011 since the performance targets were not met.
The following table summarizes restricted stock units ("RSUs") activity under all of our equity incentive plans for the six months ended July 1, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2011	246	$3.50
Granted	—	N/A
Released	(13)	$5.80
Expired	(228)	$3.32
Outstanding at July 1, 2012	5	$5.83

8.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected dividend yield	—	—	—	—
Expected stock price volatility	81%	77%	81%	77%
Risk-free interest rate	0.7%	1.7%	0.8%	2.1%
Expected life of options in years	5	5	5	5
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
Our stock-based compensation in the three and six months ended July 1, 2012 and July 3, 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Stock-based compensation by type of award:
Stock options	$343	$640	$732	$1,320
Restricted stock units	4	30	15	68
Employee stock purchase plan	5	5	10	15
	$352	$675	$757	$1,403
Stock-based compensation by category of expense:
Cost of sales	$17	$22	$32	$56
Research, development and engineering	74	115	147	241
Selling, general and administrative	261	538	578	1,106
	$352	$675	$757	$1,403

We did not capitalize any stock-based compensation as inventory in the three and six months ended July 1, 2012 and July 3, 2011, as such amounts were immaterial. As of July 1, 2012, we had $3.1 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.9 years.

9.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
We have one operating segment in which we design, manufacture and market advanced fabrication equipment for the semiconductor manufacturing industry. The authoritative guidance on segment reporting and disclosure defines operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As our business is completely focused on one industry segment, the design, manufacture and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that we have one reportable segment. Our net sales and profits are generated from the sales of systems and services in this one segment. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker, as defined in the applicable authoritative guidance.
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands except percentage):

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales:
United States	$2,074	6	$1,740	3	$12,244	14	$2,823	3
Korea	18,798	54	21,388	42	43,056	51	43,521	44
Taiwan	4,087	12	14,378	28	12,030	14	23,332	24
China	2,343	7	3,643	7	3,900	5	10,218	10
Other Asia	3,814	11	6,420	13	6,322	7	10,625	11
Europe and others	3,768	10	3,690	7	7,836	9	7,789	8
	$34,884	100	$51,259	100	$85,388	100	$98,308	100
For the three and six months ended July 1, 2012, one customer accounted for 10% or more of our total net sales. Sales to this customer represented approximately 49 percent and 56 percent of our total net sales for the three and six months ended July 1, 2012, respectively.
In the three and six months ended July 3, 2011, two customers accounted for 10% or more of our total net sales. Sales to these customers represented approximately 38 percent and 14 percent of our total net sales for the three months ended July 3, 2011, respectively. Sales to these customers represented approximately 39 percent and 14 percent of our total net sales for the six months ended July 3, 2011, respectively.
At July 1, 2012, three customers accounted 10% or more of our net accounts receivable, representing approximately 49 percent, 15 percent and 12 percent of our total net accounts receivable, respectively. At December 31, 2011, three customers accounted for 10% or more of our net accounts receivable, representing approximately 48 percent, 15 percent and 13 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of July 1, 2012 and December 31, 2011 was as follows (in thousands):

	July 1, 2012	December 31, 2011
Property and equipment, net:
United States	$4,571	$5,306
Germany	2,376	2,396
Canada	212	2,281
Others	528	569
	$7,687	$10,552

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected remaining year-to-date operations.
We recorded an income tax provision of $0.04 million and $0.3 million for the three and six months ended July 1, 2012, respectively. We recorded a $0.3 million income tax expense and a $0.1 million income tax benefit for the three and six months ended July 3, 2011, respectively. The net tax provision for the three and six months ended July 1, 2012 is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.1 million tax benefit for the six months ended July 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

11.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three and six months ended July 1, 2012 and July 3, 2011, none of the stock options and restricted stock units were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.
The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Weighted-average common shares outstanding - basic	58,507	54,550	58,463	52,395
Effect of diluted potential common shares from stock options and restricted stock units	—	—	—	—
Weighted-average common shares outstanding - diluted	58,507	54,550	58,463	52,395
All outstanding options to purchase our common stock and restricted stock units are potentially dilutive securities. As of July 1, 2012 and July 3, 2011, the combined total of options to purchase common stock and restricted stock units outstanding were 7.0 million and 7.2 million, respectively. However, since we had net losses for the three and six months ended July 1, 2012 and July 3, 2011, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructurings; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K").

Overview
We are a supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs"). Our manufacturing equipment is primarily used for semiconductor manufacturing utilizing innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs. We were incorporated in California in 1988 and reincorporated in Delaware in 1997.
Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Because the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry moves through its cycle. Demand is also becoming prone to seasonality due to the buying patterns of customers dependent upon the consumer product industry.
We have made progress in our strategic growth initiatives and are strengthening our product positions. In the first half of 2012, the paradigmE etch system was released for production at a leading semiconductor logic/foundry facility. During the first half of 2012 the paradigmE also was selected by a major Asian CMOS image sensor foundry, expanding our etch position into a new growth market. We have continued our strategy to gain both market share and sales ranking in etch and strip, and we were the second-ranked supplier in the strip market based on 2011 annual sales. In the second quarter of 2012, we shipped the Millios system to two major foundry/logic semiconductor manufacturers. In addition, our Helios XP rapid thermal annealing system moved into production at a leading NAND manufacturer. Our Rapid Thermal Processing, (RTP) tools, the Helios XP and the Millios millisecond annealing system are now positioned at four major logic/foundry customers.

We have experienced industry weakness during the second quarter of 2012 and such weakness is anticipated to continue until 2013. Our net sales for the second quarter of 2012 declined as compared to our initial expectations primarily due to a customer requested delay in shipments to a foundry. We also experienced softening of the NAND business during the second quarter. As a result, cash and cash equivalents at July 1, 2012 was lower than we originally anticipated primarily due to the system shipment delays during the quarter, as the cash had already been used to purchase the related inventory.

We expect to continue to be challenged with significantly lower net sales in the second half of 2012. We are continuing to focus on cost reduction activities and are seeking to reduce our cash flow break-even point to the mid-$30 million quarterly net sales run rate by the end of 2012.
As of July 1, 2012, we had cash, cash equivalents and restricted cash of $30.7 million, working capital of $55.2 million and no debt. With our current cash and liquidity position, we believe we have sufficient resources to meet our working capital requirements for the next twelve months. We will continue to review our operations and take further cost reduction measures as necessary in order to minimize the cash used in operations and retain sufficient cash reserves for the next year, as described under "Restructuring Charges" below. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price.
The future success of our business will depend on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors will also include our ability to (a) significantly grow in order to enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with and support of our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles and (e) generate the gross profits necessary to enable us to make the necessary investments in our business.

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
On an on-going basis, we evaluate our estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty, bad debts, intangible assets, income taxes, restructuring costs, stock-based compensation, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There were no significant changes to our critical accounting policies during the six months ended July 1, 2012. For information about critical accounting policies, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements, in our 2011 Form 10-K.

Results of Operations
A summary of our results of operations for three and six months ended July 1, 2012 and July 3, 2011 are as follows (in thousands except for percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$34,884	100.0	$51,259	100.0	$(16,375)	(31.9)
Cost of sales	21,629	62.0	37,275	72.7	(15,646)	(42.0)
Gross profit	13,255	38.0	13,984	27.3	(729)	(5.2)
Operating expenses:
Research, development and engineering	5,791	16.6	6,645	13.0	(854)	(12.9)
Selling, general and administrative	9,705	27.8	11,380	22.2	(1,675)	(14.7)
Restructuring charges	831	2.4	(13)	—	844	n/m	(1)
Total operating expenses	16,327	46.8	18,012	35.1	(1,685)	(9.4)
Loss from operations	(3,072)	(8.8)	(4,028)	(7.9)	956	(23.7)
Interest income (expense), net	39	0.1	58	0.1	(19)	n/m	(1)
Other income (expense), net	(277)	(0.8)	(969)	(1.9)	692	n/m	(1)
Loss before income taxes	(3,310)	(9.5)	(4,939)	(9.6)	1,629	(33.0)
Provision for (benefit from) income taxes	36	0.1	274	0.5	(238)	n/m	(1)
Net loss	$(3,346)	(9.6)	$(5,213)	(10.2)	$1,867	(35.8)

(1)Not meaningful.

	Six Months Ended
	July 1, 2012		July 3, 2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$85,388	100.0	$98,308	100.0	$(12,920)	(13.1)
Cost of sales	55,199	64.6	71,443	72.7	(16,244)	(22.7)
Gross profit	30,189	35.4	26,865	27.3	3,324	12.4
Operating expenses:
Research, development and engineering	12,421	14.5	13,160	13.4	(739)	(5.6)
Selling, general and administrative	20,572	24.1	22,892	23.3	(2,320)	(10.1)
Restructuring charges	1,551	1.8	(78)	(0.1)	1,629	n/m	(1)
Total operating expenses	34,544	40.5	35,974	36.6	(1,430)	(4.0)
Loss from operations	(4,355)	(5.1)	(9,109)	(9.3)	4,754	(52.2)
Interest income (expense), net	70	0.1	37	0.2	33	n/m	(1)
Other income (expense), net	105	0.1	(2,475)	(2.5)	2,580	n/m	(1)
Loss before income taxes	(4,180)	(4.9)	(11,547)	(11.7)	7,367	(63.8)
Provision for (benefit from) income taxes	285	0.3	(60)	(0.1)	345	n/m	(1)
Net loss	$(4,465)	(5.2)	$(11,487)	(11.7)	$7,022	(61.1)

(1)Not meaningful.

Net Sales
A summary of our net sales for three and six months ended July 1, 2012 and July 3, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	July 1,	July 3	Increase (Decrease)		July 1,	July 3	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net sales:
United States	$2,074	$1,740	$334	19.2	$12,244	$2,823	$9,421	333.7
International:
Korea	18,798	21,388	(2,590)	(12.1)	43,056	43,521	(465)	(1.1)
Taiwan	4,087	14,378	(10,291)	(71.6)	12,030	23,332	(11,302)	(48.4)
China	2,343	3,643	(1,300)	(35.7)	3,900	10,218	(6,318)	(61.8)
Other Asia	3,814	6,420	(2,606)	(40.6)	6,322	10,625	(4,303)	(40.5)
Europe and others	3,768	3,690	78	2.1	7,836	7,789	47	0.6
	32,810	49,519	(16,709)	(33.7)	73,144	95,485	(22,341)	(23.4)
Total net sales	$34,884	$51,259	$(16,375)	(31.9)	$85,388	$98,308	$(12,920)	(13.1)

Net sales were $34.9 million for the three months ended July 1, 2012; a decrease of approximately $16.4 million compared to $51.3 million for the three months ended July 3, 2011. Net sales were $85.4 million for the six months ended July 1, 2012; a decrease of approximately $12.9 million compared to $98.3 million for the six months ended July 3, 2011. The decreases are primarily due to a customer requested delay in the shipment of systems to a foundry as well as a softening of the NAND business during the second quarter of 2012.
During the first six months of 2012, sales to customers in Asia continued to account for a significant portion of our total net sales. For the three months ended July 1, 2012 and July 3, 2011, international sales comprised approximately 94 and 97 percent, respectively, of our total net sales. For the six months ended July 1, 2012 and July 3, 2011, international sales accounted for approximately 86 percent and 97 percent, respectively, of our total net sales. We anticipate that international sales will continue to account for a significant portion of our net sales.

Cost of Sales and Gross Profit
A summary of our cost of sales and gross profit for three and six months ended July 1, 2012 and July 3, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	July 1,	July 3	Increase (Decrease)		July 1,	July 3	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Cost of sales	$21,629	$37,275	$(15,646)	(42.0)	$55,199	$71,443	$(16,244)	(22.7)
Gross profit	$13,255	$13,984	$(729)	(5.2)	$30,189	$26,865	$3,324	12.4
Gross margin	38.0%	27.3%			35.4%	27.3%
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components, major sub-assemblies/modules and complete systems.
Gross margin rate improved from 27.3 percent in three months ended July 3, 2011 to 38.0 percent in the three months ended July 1, 2012. The increase in gross margin in 2012 was primarily due to a change in the product mix with fewer low margin tool sales, an increase in our higher margin spares and services businesses, coupled with a larger amount of net sales related to customer acceptance of previously shipped systems.
Gross margin rate improved from 27.3 percent in the six months ended July 3, 2011 to 35.4 percent in the six months ended July 1, 2012, primarily driven by a larger amount of net sales related to customer acceptance of previously shipped systems coupled with a favorable change in the mix of product shipments in the period.
Our gross margin rate has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.

Research, Development and Engineering
A summary of our research, development and engineering expenses for three and six months ended July 1, 2012 and July 3, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	July 1,	July 3	Increase (Decrease)		July 1,	July 3	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Research, development and engineering	$5,791	$6,645	$(854)	(12.9)	$12,421	$13,160	$(739)	(5.6)
Percentage of net sales	16.6%	13.0%			14.5%	13.4%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $0.9 million in the three month ended July 1, 2012 compared to the three months ended July 3, 2011 largely due to a reduction in engineering materials, employee related expenses and depreciation expense. The decreases in employee related expenses in the three months ended July 1, 2012 compared to July 3, 2011 was primarily attributable to the cost reduction plans established in the fourth quarter of 2011 and the first quarter of 2012. The decrease in depreciation expense on lab tools in the three months ended July 1, 2012 compared to the three months ended July 3, 2011 was the result of several assets being fully depreciated as of the end of 2011.
Research, development and engineering expenses decreased $0.7 million in the six month ended July 1, 2012 compared to the six months ended July 3, 2011 primarily due to a reduction in depreciation expense from lab tools that were fully depreciated as of the end of 2011.
Selling, General and Administrative
A summary of our selling, general and administrative expenses for three and six months ended July 1, 2012 and July 3, 2011 are as follows:

	Three Months Ended				Six Months Ended
	July 1,	July 3	Increase (Decrease)		July 1,	July 3	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Selling, general and administrative	$9,705	$11,380	$(1,675)	(14.7)	$20,572	$22,892	$(2,320)	(10.1)
Percentage of net sales	27.8%	22.2%			24.1%	23.3%
Selling, general and administrative expenses consist primarily of personnel-related expenses, as well as legal and professional fees, facilities expenses, insurance expenses, amortization of evaluation systems and certain information technology costs.
Selling, general and administrative expenses were $9.7 million in the three months ended July 1, 2012; a decrease of $1.7 million compared to $11.4 million in the three months ended July 3, 2011. The decrease in selling, general and administrative expenses was primarily attributable to lower expenses related to evaluation tools, lower stock-based compensation expenses, and a decrease in employee related expenses largely due to cost reduction plans established in the fourth quarter of 2011 and the first quarter of 2012.
Selling, general and administrative expenses were $20.6 million in the six months ended July 1, 2012; a decrease of $2.3 million compared to $22.9 million in the six months ended July 3, 2011. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in depreciation expense related to fully depreciated assets, a decrease in facilities costs as a result of certain lease termination agreements entered into at the end of 2011, and a decrease in amortization and other costs associated with supporting our evaluation tools at customer sites, which was due in part to our ability to convert certain of these tools into sales during the past year.

Restructuring Charges
In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan"), which included the transition of our operations in Canada to our German facility, moving a portion of our spare parts logistics operations in-house, workforce reductions, elimination of certain contractors, and renegotiating certain contracts. In the first quarter of 2012, we initiated a second phase of the 2011 Restructuring Plan, which includes a reduction in force; lower level of investments in customer evaluation systems; renegotiating key contracts with outside service providers; production material cost savings; additional reduction in outside contractors; and reduced spending in discretionary areas.  Total estimated one-time costs for the first two phases are $3.5 million to $4.5 million with an estimated remaining range of $0.4 million to $1.0 million to be incurred in the second half of 2012.
In addition, we will continue to address the near term weakness in our sector by focusing on additional cost reductions throughout the remainder of 2012. These reductions will be implemented throughout the third and fourth quarters and will entail a broader reduction in force and a global restructuring that will consolidate certain functions to enable better leverage of the corporate infrastructure and the optimization of our business model. The estimated restructuring costs for these activities are still under evaluation while the related restructuring plans are finalized.
The beginning restructuring reserve balance includes $0.9 million of contract termination costs established prior to 2011, which related to future rent obligations associated with two vacated leased facilities net of sublease income. During the three months ended July1, 2012, we expensed $0.8 million in employee severance and other expenses and paid $0.9 million of employee severance and other expenses, and paid $0.4 million of contract termination costs under the 2011 Restructuring Plan. During the six months ended July 1, 2012 we recorded $1.6 million of employee severance and other expenses. We paid $1.5 million in employee severance and other expenses and paid $0.9 million in contract termination costs related to the 2011 restructuring plan. To date, we have recorded $3.3 million related to this plan.
Other Income (Expense), net
Other income (expense), net was a $0.3 million expense for the three months ended July 1, 2012, and primarily consisted of foreign exchange losses relating to intercompany balances denominated in foreign currencies, and were primarily attributable to the impact of unfavorable exchange rates for the Japanese Yen and the Canadian dollar, against the U.S. dollar, partially offset by the favorable impact of the lower Euro exchange rate against the U.S. dollar.
Other income (expense), net was a $1.0 million expense for the three months ended July 3, 2011, which primarily consisted of foreign exchange losses related to intercompany liabilities denominated in Euro during the period when the U.S. dollar weakened two percent against the Euro.
Other income (expense), net was a $0.1 million income in the six months ended July 1, 2012 and primarily consisted of foreign exchange gain related to intercompany balances denominated in foreign currencies, and were primarily due to the impact of favorable exchange rate of Japanese Yen to the U.S. dollar partially offset by the impact of unfavorable exchange rate for the Euro to the U.S. dollar.
Other income (expense), net was a $2.5 million expense for the six months ended July 3, 2011, which primarily consisted of foreign exchange losses related to intercompany liabilities denominated in Euros during the period when the U.S. dollar weakened nine percent against the Euro.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected remaining year-to-date operations.
We recorded $0.04 million and $0.3 million income tax provision for the three and six months ended July 1, 2012, respectively. We recorded a $0.3 million income tax provision and a $0.1 million income tax benefit for the three and six months ended July 3, 2011, respectively. The net tax provision is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.1 million tax benefit for the six months ended July 3, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

Liquidity and Capital Resources

	Six Months Ended
	July 1, 2012	July 3, 2011
Net cash provided by (used in) operating activities	$(1,742)	$5,051
Net cash provided by (used in) investing activities	(731)	2,851
Net cash provided by financing activities	242	13,128
Effect of exchange rate changes on cash and cash equivalents	28	2,152
Net increase (decrease) in cash and cash equivalents	$(2,203)	$23,182
Our cash and cash equivalents and restricted cash were $30.7 million as of July 1, 2012, a decrease of approximately $2.2 million, compared to $33.0 million as of December 31, 2011. Working capital as of July 1, 2012 was $55.2 million, compared to $56.2 million as of December 31, 2011. Stockholders' equity as of July 1, 2012 was $56.6 million, compared to $60.1 million as of December 31, 2011.
Liquidity and Capital Resources Outlook
As of July 1, 2012, we had cash, cash equivalents and restricted cash of $30.7 million, working capital of $55.2 million and no debt. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a $1.00 per share trading price. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may decide to raise additional funds, and may seek such funding from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
Operating Activities
In the six months ended July 1, 2012, net cash used in operations was $1.7 million, comprised primarily of $4.5 million in net loss, offset by non-cash charges of $2.6 million and $0.1 million of cash increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $9.0 million decrease in accounts receivable and advance billings and a $2.2 million decrease in prepaid expenses and other current assets, partially offset by a $5.8 million increase in inventory, a $2.8 million decrease in accounts payable and accrued liabilities, a $1.8 million decrease in deferred revenue and a $1.0 million increase in income taxes payable and other non current liabilities. The decrease in accounts receivable and advance billings reflects the decrease in sales and business activities in the first six months of 2012 compared to the same period 2011. Non-cash charges consisted primarily of $1.8 million of depreciation and amortization and $0.8 million of stock-based compensation.
Net cash provided by operations of $5.1 million for the six months ended July 3, 2011 consisted primarily of a net loss of $11.5 million offset by $4.9 million of non-cash charges and $11.6 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $3.2 million of depreciation and amortization, $1.4 million of stock-based compensation and $0.3 million for a provision for allowance for doubtful accounts. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $6.8 million decrease in accounts receivable, a $4.9 million increase in accrued liabilities, a $3.8 million decrease in inventories, a $1.2 million increase in deferred revenue, a $0.8 million decrease in prepaid expenses and other current assets and a $0.2 million decrease in other assets, partially offset by a $5.0 million decrease in accounts payable, a $0.9 million increase in advanced billings and a $0.2 million decrease in income taxes payable, non-current and other liabilities.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
In the six months ended July 1, 2012, cash used in investing activities was $0.7 million, which represent our capital spending during the first six months of 2012.
Net cash provided by investing activities of $2.9 million for the six months ended July 3, 2011 consisted primarily of $2.2 million of proceeds from maturities of available-for-sale investments and $1.2 million from a decrease in restricted cash balances used to secure standby letters of credit provided to certain landlords and vendors, partially offset by $0.5 million of capital spending.
Financing Activities
Net cash provided by financing activities was $0.2 million, which consisted of proceeds from issuance of common stock under our employee stock plans.
Net cash provided by financing activities of $13.1 million for the six months ended July 3, 2011 consisted primarily of $13.0 million of proceeds from our public offering on May 16, 2011 of 7,820,000 shares of our common stock at a price to the public of $1.80 per share of common stock. The $13.0 million of proceeds is net of underwriting discounts and offering expenses of $1.1 million and does not include other estimated accrued offering costs of $0.3 million. We used the net proceeds from this offering for general corporate purposes, including working capital.
Off-Balance Sheet Arrangements
As of July 1, 2012, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
As of July 1, 2012, our portfolio consisted of $30.7 million in cash, cash equivalents and restricted cash. We did not have any short-term investments as of July 1, 2012. Our exposure to interest rate risk relates primarily to short-term investments, which we may purchase at different points in time, and the potential losses arising from changes in those interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio, which consisted primarily of money market funds and U.S. government and government-sponsored debt securities, includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents and short-term investments in accordance with authoritative guidance on accounting for investments in debt and equity securities; consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents; and classify our short-term investments as available-for-sale.
Our cash equivalents and short-term investment portfolios consist primarily of money market funds and U.S. government and government-sponsored debt securities. Our equity instruments are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders' equity in the accompanying Condensed

Consolidated Balance Sheets.
Based on the size of the investment portfolio as of July 1, 2012, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar, Japanese Yen or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of July 1, 2012, our U.S. operations had approximately $3.6 million, net, in foreign denominated operating intercompany receivables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.4 million (U.S. dollar strengthening), or a loss of $0.4 million (U.S. dollar weakening) on the translation of these intercompany payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
In the six months ended July 1, 2012 and July 3, 2011, we recorded foreign currency exchange gain of $0.2 million and foreign currency loss of $1.8 million, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
We included a negative $0.1 million and a $2.7 million foreign currency translation adjustments in the accompanying Condensed Consolidated Statement of Comprehensive Loss for six months ended July 1, 2012 and July 3, 2011, respectively. The negative $0.1 million foreign exchange translation adjustment in the six months ended July 1, 2012 was primarily due to the strengthening of the U.S. dollar against the Euro and the Japanese Yen, which unfavorably impacted the net assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 1, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our involvement in any patent dispute, other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on our business. Adverse determinations any litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

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

We have incurred operating losses and generated negative cash flows for the last four years. As of July 1, 2012, we had cash, cash equivalents and restricted cash of $30.7 million and working capital of $55.2 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following:

•	we may be required to reduce planned expenditures or investments;

•	we may be unable to compete in our newer or developing markets;

•	we may not be able to obtain and maintain normal terms with suppliers;

•	suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on our cash;

•	customers may delay or discontinue entering into contracts with us; and

•	our ability to retain management and other key individuals may be negatively affected.

Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

We are dependent on a highly concentrated customer base, and any delays, reduction or cancellation of purchases by these customers could harm our business. Additionally, we may not achieve anticipated revenue levels if we are not selected as “vendor of choice” for new or expanded customer fabrication facilities.

We derive most of our net sales from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the six months ending July 1, 2012 and the year ending December 31, 2011, our three largest customers accounted for approximately 70 percent, and 60 percent of our sales, respectively. We currently depend on one customer for a significant portion of our net sales, and the delay, significant reduction in, or loss of, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business-Customers of our 2011 Form 10-K for a detailed description of our customer concentration.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages or excess inventory, such as the delay in orders for certain Suprema strip systems to a foundry that we experienced in the second quarter of 2012, and for which we do not anticipate shipment to occur until 2013. In addition, customer order cancellations, which are occurring more regularly over time in our business, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. Any such changes, delays and cancellations in orders in turn could cause our operating results to fluctuate. If customer relationships are disrupted due to an inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly over time in our business, including in the second quarter of 2012 as described above. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net sales. If shipments of orders in backlog are canceled or delayed, net sales could fall below our expectations and the expectations of market analysts and investors.

A large percentage of our sales are concentrated among customers in the memory market. As a result, a downturn or an upturn in memory spending could impact us more than it would impact competitors who are more diversified with logic and foundry customers.

Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies upon equipment from this “vendor of choice” (VOC) for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate other capital equipment requirements with the same vendors. Accordingly, we may face narrow windows of opportunity to be selected as the VOC by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

We face stiff competition in the semiconductor equipment industry.

The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

•	system performance;

•	cost of ownership;

•	size of the installed base;

•	breadth of product line;

•	delivery speed; and

•	customer support.

Competitive pressure has been increasing in several areas. In addition to increased price competition, customers are waiting to make purchase commitments based on their end-user demand, which are then placed with requests for rapid delivery dates and increased product support. Some of our major competitors are larger than we are, have greater capital resources and may have a competitive advantage over us by virtue of having:

•	broader product lines;

•	greater experience with handling manufacturing cycles;

•	substantially larger customer bases; and

•	substantially greater customer support, financial, technical and marketing resources.

Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, resulting in increasing industry consolidation, such as the recently completed merger of Lam Research and Novellus Systems. Semiconductor companies are consolidating their vendor base and prefer to purchase from vendors with a strong, worldwide support infrastructure.

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

The semiconductor industry has historically experienced periodic downturns due to general economic changes or due to capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, we experienced a delay in the shipment of Suprema strip systems in the second quarter of 2012 as a result of softness in the industry that we expect to continue until 2013. As a result, we had a reduction in our net sales in the quarter and, consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

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

Because of the economic downturn and the uncertainty of a full recovery, we are taking, and may have to take additional, actions to reduce costs. These actions have reduced, and could further reduce, our ability to invest in research and development at levels we believe are desirable. If we are unable to effectively align our cost structure with prevailing market conditions, we will experience additional losses and additional reductions in our cash and cash equivalents. If we are not able to suitably adapt to these economic conditions in a timely manner or at all, our performance, cash flows, results of operations and ability to access capital could be materially and adversely impacted.

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

Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from one to two years or longer. We may incur significant sales and marketing expenses during this evaluation period, in addition to tying up substantial inventory in customer product evaluations. The length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecasted from a specific customer are not realized, we may experience an unplanned shortfall in net sales, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. Again, we incurred net losses between 2008 and 2012 to-date, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net sales. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

We are highly dependent on international sales, and face significant international business risks.

International sales accounted for 94 percent of our net sales for the year ended December 31, 2011 and 86 percent of our net sales for the six months ending July 1, 2012, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 84 percent of our net sales for the year ended December 31, 2011, and 76 percent of our net sales for the six months ending July 1, 2012, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

•	burdensome governmental controls, laws, regulations, tariffs, duties, taxes, restrictions, embargoes or export license requirements;

•	unexpected changes in laws or regulations prompted by economic stress, such as protectionism, and other attempts to rectify real or perceived international trade imbalances;

•	exchange rate volatility;

•	the need to comply with a wide variety of foreign and U.S. customs and export laws;

•	political and economic instability;

•	government-sponsored competition;

•	differing labor regulations;

•	reduced protection for, and increased misappropriation of, intellectual property;

•	difficulties in accounts receivable collections;

•	increased costs for product shipments and potential difficulties from shipment delays;

•	difficulties in managing distributors, representatives, contract manufacturers and suppliers;

•	difficulties in staffing and managing foreign subsidiary operations; and

•	natural disasters, acts of war, terrorism, widespread illness or other catastrophes affecting foreign countries.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously reported, in 2008, we self-disclosed to BIS certain inadvertent EAR violations, and have been working with BIS to resolve these. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we paid $250,000 in May 2012 and $600,000 is suspended for the next year and will be waived provided that no violations occur during that period.

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

The price of our common stock has fluctuated in the past and may continue to fluctuate significantly in the future, which may lead to losses by investors, delisting, securities litigation or hostile or otherwise unfavorable takeover offers.

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future.

For example, for the six months ended July 1, 2012, the closing price range for our common stock was between $1.42 and $3.19 per share. In addition, the closing price range for our common stock was between $0.88 and $1.75 for the month of July 2012. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price, which would likely lead to less liquidity and more volatility.

The relatively low stock price makes us attractive to hedge funds and other short-term investors. This could result in substantial volatility of the stock price and cause fluctuations in trading volumes for our stock. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

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

Our stock price has been below the five-year peak of $11.76 for several years, and if net sales do not return to the peak 2007 levels or we do not return to profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers or acquisition by another company or consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

Other factors that may have a significant impact on the market price and marketability of our securities include changes in securities analysts' recommendations, short selling, and halting or suspension of trading in, or delisting of, our common stock by NASDAQ.

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
We need to manage our inventory of component parts, work-in-process and finished goods (principally comprised of products undergoing customer evaluations) effectively to meet customer delivery demands at an acceptable risk and cost. For both the inventories that support manufacture of our products and our spare parts inventories, if the anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become excess or obsolete, resulting in write-offs, which would adversely affect our cash position and results of operations. The sale of this inventory during periods of increasing revenue could temporarily impact our gross margins favorably due to the adjusted carrying value of this inventory, and could result in future unpredictability in our gross margin estimates.

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

If we are unable to protect our intellectual property, we may lose valuable assets and experience reduced market share. Efforts to protect our intellectual property may be costly to resolve, require costly litigation and could divert management attention. We also agree to indemnify customers for certain claims, and such obligations are more likely to increase during downturns.

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

Customers may request that we indemnify them or otherwise compensate them because of claims of intellectual property infringement made against them by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us, or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries.

In the normal course of business, we indemnify customers with respect to certain matters, for example if our tool infringes the intellectual property rights of any third party or if we breach any promise in our contract with the customer. During downturns in general or industry specific economic conditions, our customers may feel they have greater leverage in negotiating with us and require that the extent and scope of our obligation to indemnify them be expanded. . In the future, our financial performance could be materially adversely affected if we expend significant amounts in defending or settling any claims raised under customer indemnification provisions.

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

As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

•	difficulty of assimilating the operations, products and personnel of the acquired businesses and possible impairments caused by this;

•	potential disruption of our ongoing business;

•	unanticipated costs associated with the acquisition;

•	inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with employees and customers that may occur as a result of integration of the acquired

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

In addition, we have from time to time enacted, and are currently implementing, restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to incur significant restructuring charges through the remainder of 2012, both in connection with our transfer of the Canadian operations and current restructuring.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The resulting assessment may lead to a material decline in our market valuation and projected net sales, causing a decrease in the anticipated future cash flows attributable to these assets relative to the cash flow expectations when the assets were acquired. In the event that we determine in a future period that impairment of our intangible assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.

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

Our restated certificate of incorporation, our restated bylaws, our stockholder rights plan and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:

•
our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

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

In addition, the provisions in our stockholder rights plan could make it more difficult for a potential acquiror to consummate an acquisition of our company. We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15 percent or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15 percent or more of our outstanding voting stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Company.
3.2 (3)	Amended and Restated Bylaws of the Company.
10.1 (4) (c)	2012 Equity Incentive Plan
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).	PDF
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).	PDF
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	PDF
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	PDF
101.INS (5)	XBRL Instance Document
101.SCH (5)	XBRL Taxonomy Extension Schema Document
101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(c) Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.

(4)	Incorporated by reference from the Company's current report on Form 8-K filed on May 11, 2012.

(5)
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
Date: August 9, 2012

By: /s/ DAVID DUTTON
David Dutton President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2012

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)
Date: August 9, 2012

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)