Form 10-Q/A
period 2012-07-01
MATTSON TECHNOLOGY INC
filed 2012-08-17
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Mattson Technology, Inc. for the quarterly period ended July 1, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(1) These exhibits were previously included in Mattson Technology, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)
Date: August 17, 2012

By: /s/ DAVID DUTTON
David Dutton President and Chief Executive Officer (Principal Executive Officer)
Date: August 17, 2012

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)
Date: August 17, 2012

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

3