Form 10-Q
period 2012-09-30
MATTSON TECHNOLOGY INC
filed 2012-11-08
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
YES    ☐        NO    ☒
At November 2, 2012 there were 58,612,559 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$20,398	$44,945	$105,786	$143,253
Cost of sales	12,664	29,429	67,863	100,872
Gross profit	7,734	15,516	37,923	42,381
Operating expenses:
Research, development and engineering	5,217	6,733	17,638	19,893
Selling, general and administrative	8,205	11,227	28,777	34,119
Restructuring charges	453	181	2,004	103
Total operating expenses	13,875	18,141	48,419	54,115
Loss from operations	(6,141)	(2,625)	(10,496)	(11,734)
Interest income (expense), net	36	24	106	61
Other income (expense), net	(45)	548	60	(1,927)
Loss before income taxes	(6,150)	(2,053)	(10,330)	(13,600)
Provision for (benefit from) income taxes	(116)	236	169	176
Net loss	$(6,034)	$(2,289)	$(10,499)	$(13,776)
Net loss per share:
Basic and diluted	$(0.10)	$(0.04)	$(0.18)	$(0.25)
Shares used in computing net loss per share:
Basic and diluted	58,586	58,224	58,504	54,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(6,034)	$(2,289)	$(10,499)	$(13,776)
Other comprehensive income (loss)
Foreign currency translation adjustments	428	(1,233)	343	1,454
Unrealized investment gain (loss)	8	(21)	23	97
Other comprehensive income (loss)	436	(1,254)	366	1,551
Comprehensive loss	$(5,598)	$(3,543)	$(10,133)	$(12,225)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$23,117	$31,073
Restricted cash	1,877	1,877
Accounts receivable, net of allowance for doubtful accounts of $543 as of September 30, 2012 and $684 as of December 31, 2011	11,446	25,278
Advance billings	824	5,071
Inventories	35,284	29,203
Prepaid expenses and other current assets	5,608	9,024
Total current assets	78,156	101,526
Property and equipment, net	7,633	10,552
Intangibles, net	563	750
Other assets	756	1,015
Total assets	$87,108	$113,843
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,805	$16,785
Accrued compensation and benefits	5,434	5,781
Deferred revenue-current	5,278	12,117
Other current liabilities	7,006	10,666
Total current liabilities	28,523	45,349
Deferred revenues, non-current	3,279	3,158
Other long-term liabilities	3,898	5,191
Total liabilities	35,700	53,698
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 62,779 shares issued and 58,599 shares outstanding as of September 30, 2012; 62,547 shares issued and 58,366 shares outstanding as of December 31, 2011	63	63
Additional paid-in capital	651,506	650,110
Accumulated other comprehensive income	20,838	20,472
Treasury stock, 4,181 shares as of September 30, 2012 and December 31, 2011	(37,986)	(37,986)
Accumulated deficit	(583,013)	(572,514)
Total stockholders' equity	51,408	60,145
Total liabilities and stockholders' equity	$87,108	$113,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(10,499)	$(13,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,760	7,099
Stock-based compensation	1,128	1,875
Other non-cash items	34	(124)
Changes in assets and liabilities:
Accounts receivable	14,029	9,407
Advance billings	4,247	407
Inventories	(4,345)	(3,287)
Prepaid expenses and other current assets	3,476	(310)
Other assets	183	247
Accounts payable	(6,065)	(4,536)
Accrued liabilities	(4,137)	4,540
Deferred revenue	(6,501)	(239)
Income taxes payable, non-current and other liabilities	(1,507)	(565)
Net cash provided by (used in) operating activities	(7,197)	738
Cash flows from investing activities:
Maturities of available-for-sale investments	—	2,151
Decrease in restricted cash	—	1,996
Purchases of property and equipment	(1,249)	(785)
Proceeds from sales of property and equipment	—	842
Net cash provided by (used in) investing activities	(1,249)	4,204
Cash flows from financing activities:
Proceeds from issuance of common stock, net	267	12,744
Net cash provided by financing activities	267	12,744
Effect of exchange rate changes on cash and cash equivalents	223	1,489
Net increase (decrease) in cash and cash equivalents	(7,956)	19,175
Cash and cash equivalents, beginning of period	31,073	16,863
Cash and cash equivalents, end of period	$23,117	$36,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mattson Technology, Inc. (referred to in this Quarterly Report on Form 10-Q as "Mattson," "we," "us," or "our") was incorporated in California in 1988 and reincorporated in Delaware in 1997. We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and October 2, 2011 and the statements of cash flows for the nine months ended September 30, 2012 and October 2, 2011, as applicable, have been made. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2012.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.
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
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. We reclassified certain prior period costs, including approximately $1.2 million and $3.6 million for the three and nine months ended October 2, 2011, respectively, related to our spare parts business from selling, general and administrative expense to cost of sales, as they more appropriately reflect costs associated with revenue generating activities. These reclassifications do not affect our net income, cash flows or stockholders' equity.
Liquidity and Management Plans
As of September 30, 2012 we had cash, cash equivalents and restricted cash of $25.0 million and working capital of $49.6 million. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011), and cash generated from product, service and royalty revenues to provide funding for our operations. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may decide to raise additional funds, and may seek such funding from a combination of sources including issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
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
In May 2011, the FASB issued ASU No. 2011-04, an amendment to ASC ("Accounting Standards Codification") 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. We adopted this amendment on January 1, 2012, the adoption of which did not have a material effect on our financial statement and disclosures.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $1.9 million as of September 30, 2012 and December 31, 2011, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Components of inventories as of September 30, 2012 and December 31, 2011 are shown below (in thousands):

	September 30, 2012	December 31, 2011
Inventories, net:
Purchased parts and raw materials	$19,940	$17,693
Work-in-process	5,035	7,266
Finished goods	10,309	4,244
	$35,284	$29,203
Amounts in the table are presented net of inventory valuation charges for excess and/or obsolete inventories. For the three months ended September 30, 2012 and October 2, 2011, we recorded net expense of approximately $0.1 million and a net benefit of $0.2 million, respectively. For the nine months ended September 30, 2012 and October 2, 2011, we recorded net benefits of approximately $1.2 million and $1.3 million, respectively.
Components of prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011 are shown below (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses and other current assets:
Prepaid value-added tax	$1,863	$2,996
Retirement insurance - foreign employees	1,343	1,185
Other current assets	2,402	4,843
	$5,608	$9,024
Components of property and equipment as of September 30, 2012 and December 31, 2011 are shown below (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment, net:
Machinery and equipment	$43,016	$45,174
Furniture and fixtures	9,899	10,002
Leasehold improvements	17,689	17,759
	70,604	72,935
Less: accumulated depreciation	(62,971)	(62,383)
	$7,633	$10,552
Components of other current liabilities as of September 30, 2012 and December 31, 2011 are shown below (in thousands):

	September 30, 2012	December 31, 2011
Other current liabilities:
Warranty	$1,983	$3,419
Value-added tax	900	2,073
Restructuring - short-term	1,385	1,230
Other	2,738	3,944
	$7,006	$10,666

3.FAIR VALUE MEASUREMENT

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
Our money market funds and investment instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of September 30, 2012 and December 31, 2011, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents, short-term investments and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$13,039	$13,039	$13,039	$13,039
Other assets:
Equity instruments	44	44	168	168
Total assets measured at fair value	$13,083	$13,083	$13,207	$13,207
Liabilities measured at fair value:
Other liabilities:
Other long-term liabilities	$44	$44	$168	$168
Total liabilities measured at fair value	$44	$44	$168	$168
Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Intangibles, net:
Developed technology	$1,250	$1,250
Accumulated amortization	(687)	(500)
	$563	$750

Amortization expense for intangibles was $0.1 million for each of the three months ended September 30, 2012 and October 2, 2011. Amortization expense for intangibles was $0.2 million for each of the nine months ended September 30, 2012 and October 2, 2011.

5.	RESTRUCTURING CHARGES
In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives, which included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions.
We expect that our cost reduction initiatives including the 2011 Restructuring Plan will provide a reduction of over $20.0 million in annual operating expenses beginning in 2013.  We expect to incur a total of approximately $6.0 million to $7.0 million in restructuring charges under the 2011 Restructuring Plan. As of September 30, 2012, we have incurred $3.8 million in restructuring charges under the 2011 Restructuring Plan and expect to incur an additional $2.0 million to $3.0 million, of which the majority is expected to be incurred by the end of the first quarter of 2013.
In addition to our 2011 Restructuring Plan, we also expect to incur approximately $1.0 million in capital expenditures in the fourth quarter of 2012 to support product research development and prototype production of the Millios system into our German facility and consolidation of global manufacturing in the Fremont facility.
The beginning restructuring reserve balance includes $0.9 million of contract termination costs established prior to 2011, which related to future rent obligations associated with two vacated leased facilities net of sublease income. During the three months ended September 30, 2012, we expensed $0.5 million in employee severance and other expenses, paid $0.4 million of employee severance and other expenses, and paid $0.2 million of contract termination costs under the 2011 Restructuring Plan. During the nine months ended September 30, 2012 we recorded $2.0 million of employee severance and other expenses. We paid $1.9 million in employee severance and other expenses and paid $1.1 million in contract termination costs related to the 2011 restructuring plan. To date, we have recorded $3.8 million related to the 2011 Restructuring Plan.
The following table summarizes changes in the restructuring accrual for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Employee Severance Costs	Contract Termination Costs	Other Costs	Total	Employee Severance Costs	Contract Termination Costs	Other Costs	Total

Beginning balance	$150	$1,707	$—	$1,857	$82	$2,661	$—	$2,743
Expensed	286	—	167	453	1,601	—	402	2,004
Payments	(206)	(162)	(167)	(535)	(1,500)	(1,091)	(402)	(2,993)
Reserve adjustments	6	—	—	6	59	(14)	—	45
Foreign currency changes	(9)	9	—	—	(15)	(3)	—	(18)
Ending balance	$227	$1,554	$—	$1,781	$227	$1,554	$—	$1,781
As of September 30, 2012, $1.4 million of the restructuring accrual was classified as short-term and recorded within accrued liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.4 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

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
The following table summarizes changes in our product warranty accrual for the three and nine months ended September 30, 2012 and October 2, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Beginning balance	$2,915	$4,085	$3,419	$2,539
Warranties issued in the period	293	753	1,899	2,830
Costs to service warranties	(961)	(881)	(3,396)	(2,491)
Warranty accrual adjustments	(264)	(251)	61	828
Ending balance	$1,983	$3,706	$1,983	$3,706
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of September 30, 2012, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $1.9 million in money market collateral accounts. This amount was recorded as restricted cash as of September 30, 2012.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $14.5 million based on the applicable exchange rate as of September 30, 2012), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $14.5 million based on the applicable exchange rate as of September 30, 2012) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
Stock Options
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
The following table summarizes the stock option activity under all of our equity incentive plans for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2011	6,489	$4.37
Granted	1,385	$2.61
Exercised	(165)	$1.06
Canceled or forfeited	(1,029)	$4.79
Outstanding at September 30, 2012	6,680	$4.02	3.7	$137
Vested and expected to vest at September 30, 2012	6,242	$4.14	3.6	$134
Exercisable at September 30, 2012	4,149	$4.98	2.5	$120

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on September 30, 2012 and October 2, 2011, respectively, for all in-the-money options. There were approximately 0.6 million shares of common stock subject to in-the-money options that were exercisable as of September 30, 2012.
The following table provides information pertaining to our stock options for the nine months ended September 30, 2012 and October 2, 2011 (in thousands, except weighted-average fair values):

	Nine Months Ended
	September 30, 2012	October 2, 2011
Weighted-average fair value of options granted	$1.67	$1.46
Intrinsic value of options exercised	$203	$86
Cash received from options exercised	$175	$58
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs").

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

As of December 31, 2011, we had 0.2 million performance-based RSUs outstanding. All of the performance-based RSUs expired during the first quarter of 2012. We did not record any compensation expense related to these performance-based RSUs during the three and nine months ended September 30, 2012 and October 2, 2011 since the performance targets were not expected to be met.
The following table summarizes RSU activity under all of our equity incentive plans for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2011	246	$3.50
Granted	30	0.88
Released	(15)	$5.68
Expired	(229)	$3.32
Outstanding at September 30, 2012	32	$1.30

8.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected dividend yield	—	—	—	—
Expected stock price volatility	81%	78%	81%	77%
Risk-free interest rate	0.7%	1.1%	0.8%	2.0%
Expected life of options in years	5	5	5	5
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
Our stock-based compensation for the three and nine months ended September 30, 2012 and October 2, 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Stock-based compensation by type of award:
Stock options	$365	$443	$1,091	$1,763
Restricted stock units	1	24	22	92
Employee stock purchase plan	5	5	15	20
	$371	$472	$1,128	$1,875
Stock-based compensation by category of expense:
Cost of sales	$17	$13	$49	$69
Research, development and engineering	68	62	215	303
Selling, general and administrative	286	397	864	1,503
	$371	$472	$1,128	$1,875

We did not capitalize any stock-based compensation as inventory in the three and nine months ended September 30, 2012 and October 2, 2011, as such amounts were immaterial. As of September 30, 2012, we had $2.8 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.7 years.

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
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales:
United States	$2,034	10	$4,959	11	$14,279	13	$7,782	5
Korea	3,234	16	15,507	35	46,290	44	59,028	41
Taiwan	5,972	29	8,243	18	18,002	17	31,575	22
Other Asia	7,972	39	10,235	23	18,192	17	31,078	22
Europe and others	1,186	6	6,001	13	9,023	9	13,790	10
	$20,398	100	$44,945	100	$105,786	100	$143,253	100
For the three months ended September 30, 2012, four customers accounted for 10 percent or more of our total net sales. Sales to these customer represented approximately 23 percent, 13 percent, 12 percent and 11 percent of our total net sales. For the nine months ended September 30, 2012, one customer accounted for 10 percent or more of our total net sales, representing approximately 48 percent of our total net sales.
In the three months ended October 2, 2011, three customers accounted 34 percent, 18 percent and 12 percent of our total net sales, respectively. In the nine months ended October 2, 2011, two customers accounted for10 percent or more of our total net sales, representing 38 percent and 10 percent of our total net sales , respectively.
At September 30, 2012, three customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 34 percent, 18 percent and 18 percent of our total net accounts receivable, respectively. At December 31, 2011, three customers accounted for 10 percent or more of our net accounts receivable, representing approximately 48 percent, 15 percent and 13 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment, net:
United States	$4,238	$5,306
Germany	2,729	2,396
Canada	200	2,281
Others	466	569
	$7,633	$10,552

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax benefit of $0.1 million and an income tax provision of $0.2 million for the three and nine months ended September 30, 2012, respectively. We recorded a $0.2 million income tax provision for each of the three and nine months ended October 2, 2011, respectively. The net tax provision for three and nine months ended September 30, 2012 and October 2, 2011 is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.2 million tax provision for the nine months ended September 30, 2012 includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations. The $0.2 million tax provision for the nine months ended October 2, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

11.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three and nine months ended September 30, 2012 and October 2, 2011, none of the stock options and restricted stock units were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.
The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Weighted-average common shares outstanding - basic	58,586	58,224	58,504	54,324
Effect of diluted potential common shares from stock options and restricted stock units	—	—	—	—
Weighted-average common shares outstanding - diluted	58,586	58,224	58,504	54,324
All outstanding options to purchase our common stock and restricted stock units are potentially dilutive securities. As of September 30, 2012 and October 2, 2011, the combined total of options to purchase common stock and restricted stock units outstanding were 6.7 million and 7.2 million, respectively. However, since we had net losses for three and nine months ended September 30, 2012 and October 2, 2011, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructuring activities; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; and the sufficiency of our financial resources to support future operations and capital expenditures. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K").

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
Our business depends upon capital expenditures by manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Since the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment is also highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry moves through its cycle. Demand is also becoming prone to seasonality due to the buying patterns of customers, which is dependent upon the consumer product industry.
We have made progress in our strategic initiatives and are strengthening our product positions.

•In the etch market, during 2012, our paradigmE system has been released for production at a leading semiconductor logic/foundry facility; selected by a major Asian complementary metal-oxide-semiconductor
("CMOS") image sensor foundry in a new growth market; shipped to a new memory customer; and placed into volume production at a major foundry customer.

•In the rapid thermal processing ("RTP") market, during 2012, our Helios XP system moved into production at a leading NAND manufacturer, and received the first follow-on order and shipment to a leading foundry customer. Also during 2012, we shipped the Millios system to two major foundry/logic semiconductor manufacturers, as well as a major logic customer.

•Strip is our most prolific product line, and we have solid market share positions across the foundry/logic, DRAM and NAND markets. We have continued our strategy to gain both market share and sales ranking in strip systems.

We have experienced industry weakness during the second and third quarters of 2012 as our customers have reacted to the current global economic environment and their expectation of supply and demand for their products. We currently expect such weakness to continue at least through the end of 2012.
In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. The first phase of our cost reduction initiatives and the 2011 Restructuring Plan included the consolidation of our Millios product research, development and prototype production from Vancouver, Canada to our facility in Dornstadt, Germany; moving a portion of our outsourced spare parts logistics operations in-house; workforce reductions; the elimination of certain contractors; and the renegotiation of certain contracts. In the first quarter of 2012, we initiated a second phase of our cost reduction initiative and the 2011 Restructuring Plan, which included; a reduction in force; lower levels of investments in customer evaluation systems; renegotiation of key contracts with outside service providers; cost saving to production material; additional reductions in outside contractors; and reduced spending in discretionary areas. We began implementation of the third phase of our cost reduction initiatives and the 2011 Restructuring Plan in the third quarter of 2012, which entailed a broader reduction in force; salary reductions through furlough programs and the consolidation of our global manufacturing operations to the corporate headquarters in Fremont, California.
We expect that our cost reduction initiatives including the 2011 Restructuring Plan will provide over $20 million reductions in annual operating expenses beginning in 2013.   As of September 30, 2012, we have incurred $3.8 million in restructuring charges under the 2011 Restructuring Plan and expect to incur an additional $2.0 million to $3.0 million, of which the majority is expected to be incurred by the end of first quarter of 2013.
In addition to our 2011 Restructuring Plan, we also expect to incur approximately $1.0 million in capital expenditures in the fourth quarter of 2012 to support product research, development and prototype production of the Millios system into our German facility and consolidation of global manufacturing in the Fremont facility.
Our gross margin in the three and nine months ended September 30, 2012 improved compared to the same periods in 2011, despite significantly lower sales, largely as a result of our cost reduction initiatives. Our total operating expenses decreased $4.3 million and $5.7 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. To date, our combined efforts to reduce operating expenses and improve gross margin have lowered our cash flow break-even point to the mid-$30 million quarterly net sales level. We expect operating expenses to decline further through the end of 2012 as a result of continued focus on cost reduction activities. As of September 30, 2012, we had cash, cash equivalents and restricted cash of $25.0 million and working capital of $49.6 million. With our current cash and liquidity position, we believe we have sufficient resources to meet our working capital requirements for the next twelve months. We will continue to review our operations and take further cost reduction measures as necessary in order to minimize the cash used in operations and retain sufficient cash reserves for the next year, as described under "Restructuring Charges" below. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our net sales in order to improve our profitability and cash position. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price.
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
There were no significant changes to our critical accounting policies during the nine months ended September 30, 2012. For information about critical accounting policies, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements, in our 2011 Form 10-K.

Results of Operations
A summary of our results of operations for three and nine months ended September 30, 2012 and October 2, 2011 are as follows (in thousands except for percentages):

	Three Months Ended
	September 30, 2012		October 2, 2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$20,398	100.0	$44,945	100.0	$(24,547)	(54.6)
Cost of sales	12,664	62.1	29,429	65.5	(16,765)	(57.0)
Gross profit	7,734	37.9	15,516	34.5	(7,782)	(50.2)
Operating expenses:
Research, development and engineering	5,217	25.6	6,733	15.0	(1,516)	(22.5)
Selling, general and administrative	8,205	40.2	11,227	25.0	(3,022)	(26.9)
Restructuring charges	453	2.2	181	0.4	272	n/m	(1)
Total operating expenses	13,875	68.0	18,141	40.4	(4,266)	(23.5)
Loss from operations	(6,141)	(30.1)	(2,625)	(5.8)	(3,516)	133.9
Interest income (expense), net	36	0.2	24	0.1	12	n/m	(1)
Other income (expense), net	(45)	(0.2)	548	1.2	(593)	n/m	(1)
Loss before income taxes	(6,150)	(30.2)	(2,053)	(4.6)	(4,097)	199.6
Provision for (benefit from) income taxes	(116)	(0.6)	236	0.5	(352)	n/m	(1)
Net loss	$(6,034)	(29.6)	$(2,289)	(5.1)	$(3,745)	163.6

(1)Not meaningful.

	Nine Months Ended
	September 30, 2012		October 2, 2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$105,786	100.0	$143,253	100.0	$(37,467)	(26.2)
Cost of sales	67,863	64.2	100,872	70.4	(33,009)	(32.7)
Gross profit	37,923	35.8	42,381	29.6	(4,458)	(10.5)
Operating expenses:
Research, development and engineering	17,638	16.7	19,893	13.9	(2,255)	(11.3)
Selling, general and administrative	28,777	27.2	34,119	23.8	(5,342)	(15.7)
Restructuring charges	2,004	1.9	103	0.1	1,901	n/m	(1)
Total operating expenses	48,419	45.8	54,115	37.8	(5,696)	(10.5)
Loss from operations	(10,496)	(10.0)	(11,734)	(8.2)	1,238	(10.6)
Interest income (expense), net	106	0.1	61	—	45	n/m	(1)
Other income (expense), net	60	0.1	(1,927)	(1.3)	1,987	n/m	(1)
Loss before income taxes	(10,330)	(9.8)	(13,600)	(9.5)	3,270	(24.0)
Provision for (benefit from) income taxes	169	0.2	176	0.1	(7)	n/m	(1)
Net loss	$(10,499)	(10.0)	$(13,776)	(9.6)	$3,277	(23.8)

(1)Not meaningful.

Net Sales
A summary of our net sales for three and nine months ended September 30, 2012 and October 2, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,	October 2,	Increase (Decrease)		September 30,	October 2,	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net sales:
United States	$2,034	$4,959	$(2,925)	(59.0)	$14,279	$7,782	$6,497	83.5
International:
Korea	3,234	15,507	(12,273)	(79.1)	46,290	59,028	(12,738)	(21.6)
Taiwan	5,972	8,243	(2,271)	(27.6)	18,002	31,575	(13,573)	(43.0)
Other Asia	7,972	10,235	(2,263)	(22.1)	18,192	31,078	(12,886)	(41.5)
Europe and others	1,186	6,001	(4,815)	(80.2)	9,023	13,790	(4,767)	(34.6)
	18,364	39,986	(21,622)	(54.1)	91,507	135,471	(43,964)	(32.5)
Total net sales	$20,398	$44,945	$(24,547)	(54.6)	$105,786	$143,253	$(37,467)	(26.2)

Net sales were $20.4 million for the three months ended September 30, 2012, a decrease of approximately $24.5 million compared to $44.9 million for the three months ended October 2, 2011 primarily driven by lower net sales into memory applications.
Net sales were $105.8 million for the nine months ended September 30, 2012, a decrease of approximately $37.5 million compared to $143.3 million for the nine months ended October 2, 2011. This decrease was primarily due to lower net sales into memory applications.
During the first nine months of 2012, sales to customers in Asia continued to account for a significant portion of our total net sales. For the three months ended September 30, 2012 and October 2, 2011, international sales comprised approximately 90 and 89 percent, respectively, of our total net sales. For the nine months ended September 30, 2012 and October 2, 2011, international sales accounted for approximately 87 percent and 95 percent, respectively, of our total net sales. We anticipate that international sales will continue to account for a significant portion of our net sales.
Cost of Sales and Gross Profit
A summary of our cost of sales and gross profit for three and nine months ended September 30, 2012 and October 2, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,	October 2,	Increase (Decrease)		September 30,	October 2,	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Cost of sales	$12,664	$29,429	$(16,765)	(57.0)	$67,863	$100,872	$(33,009)	(32.7)
Gross profit	$7,734	$15,516	$(7,782)	(50.2)	$37,923	$42,381	$(4,458)	(10.5)
Gross margin	37.9%	34.5%			35.8%	29.6%
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components, major sub-assemblies/modules and complete systems.
Gross margin improved from 34.5 percent in three months ended October 2, 2011 to 37.9 percent in the three months ended September 30, 2012. The increase in gross margin in the third quarter of 2012 as compared to the same period in 2011was largely related to cost reduction activities and a more favorable mix of sales, as well as the sale of an evaluation system for which the cost had previously been amortized in full.
Gross margin improved from 29.6 percent in the nine months ended October 2, 2011 to 35.8 percent in nine months ended September 30, 2012, primarily driven by cost reduction activities and a more favorable mix of sales, as well as the sale of an evaluation system for which the cost had previously been amortized in full.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Operating Expenses
Our results for the three and nine month periods ending September 30, 2012 have benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased $4.3 million and $5.7 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. To date, our combined efforts to reduce operating expenses and improve gross margin have lowered our cash flow break-even point to the mid-$30 million quarterly net sales level. We expect operating expenses to decline further through the end of 2012 as a result of continued focus on cost reduction activities.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three months ended September 30, 2012 and October 2, 2011 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,	October 2,	Increase (Decrease)		September 30,	October 2,	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Research, development and engineering	$5,217	$6,733	$(1,516)	(22.5)	$17,638	$19,893	$(2,255)	(11.3)
Percentage of net sales	25.6%	15.0%			16.7%	13.9%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $1.5 million in the three months ended September 30, 2012 compared to the three months ended October 2, 2011 and decreased $2.3 million in the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011. These decreases were largely attributable to a reductions in employee related expenses, engineering materials, depreciation expense on lab tools, and certain facilities and information technology costs. The decreases in employee related expenses were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011. The decrease in depreciation expense on lab tools was the result of several assets being fully depreciated as of the end of 2011. The decrease in engineering materials resulted from cost reduction activities during the three and nine months ended September 30, 2012 as compared to the same periods in 2011.
Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three and nine months ended September 30, 2012 and October 2, 2011 are as follows:

	Three Months Ended				Nine Months Ended
	September 30,	October 2,	Increase (Decrease)		September 30,	October 2,	Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Selling, general and administrative	$8,205	$11,227	$(3,022)	(26.9)	$28,777	$34,119	$(5,342)	(15.7)
Percentage of net sales	40.2%	25.0%			27.2%	23.8%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses were $8.2 million in the three months ended September 30, 2012, a decrease of $3.0 million compared to $11.2 million in the three months ended October 2, 2011. Selling, general and administrative expenses were $28.8 million in the nine months ended September 30, 2012 and October 2, 2011, a decrease of $5.3 million compared to $34.1 million in the nine months ended October 2, 2011.
The decrease in selling, general and administrative expenses was primarily attributable to a decrease in amortization and other costs associated with supporting our evaluation tools at customer sites, which was related, in part, to our ability to convert certain of these tools into sales during the past year; a decrease in depreciation expense related to fully depreciated assets; a decrease in employee related expenses and outside services costs and a decrease in facilities costs as a result of certain lease termination agreements entered into at the end of 2011. The decrease in employee-related expenses and outside services was largely due to cost reduction activities which have been on-going since the fourth quarter of 2011 as well as lower sales commissions resulting from lower net sales in 2012.
Restructuring Charges
In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives, which included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions.
We expect that our cost reduction initiatives including the 2011 Restructuring Plan will provide a reduction of over $20 million in annual operating expenses beginning in 2013.  We expect to incur a total of approximately $6.0 million to $7.0 million in restructuring charges under the 2011 Restructuring Plan.
During the three months and nine months ended September 30, 2012 , we expensed $0.5 million and $2.0 million in employee severance and other expenses, respectively. As of September 30, 2012, we incurred $3.8 million in restructuring charges under the 2011 Restructuring Plan and expect to incur an additional $2.0 million to $3.0 million, of which the majority is expected to be incurred by the end of the first quarter of 2013.
In addition to our 2011 Restructuring Plan, we also expect to incur approximately $1.0 million in capital expenditures in the fourth quarter of 2012 to support the Millios product research, development and prototype production consolidation into our German facility and consolidation of global manufacturing in the Fremont facility.

Other Income (Expense), net
Other income (expense), net was a $45 thousand expense for the three months ended September 30, 2012, and primarily consisted of foreign exchange losses relating to inter-company balances denominated in foreign currencies.
Other income (expense), net was a $0.5 million income for three months ended October 2, 2011, which primarily consisted of foreign exchange gains related to Euro-denominated intercompany payables at our U.S. operations during the period when the U.S. dollar strengthened 9 percent against the Euro.
Other income (expense), net was a $0.1 million income in the nine months ended September 30, 2012 and primarily consisted of foreign exchange gain related to inter-company balances denominated in foreign currencies.
Other income (expense), net was a $1.9 million expense for the nine months ended October 2, 2011, which primarily consisted of foreign exchange losses related to Euro-denominated intercompany payables at our U.S. operations during the period when the U.S. dollar fluctuated against the Euro.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results remaining year-to-date operations.
We recorded an income tax benefit of $0.1 million and an income tax provision of $0.2 million for the three and nine months ended September 30, 2012, respectively. We recorded a $0.2 million income tax provision for each of the three and nine months ended October 2, 2011, respectively. The net tax provision for three and nine months ended September 30, 2012 and October 2, 2011 is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.2 million tax provision for the nine months ended September 30, 2012 includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations. The $0.2 million tax provision for the nine months ended October 2, 2011 includes a $0.4 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.
Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2012	October 2, 2011
Net cash provided by (used in) operating activities	$(7,197)	$738
Net cash provided by (used in) investing activities	(1,249)	4,204
Net cash provided by financing activities	267	12,744
Effect of exchange rate changes on cash and cash equivalents	223	1,489
Net increase (decrease) in cash and cash equivalents	$(7,956)	$19,175
Our cash and cash equivalents and restricted cash were $25.0 million as of September 30, 2012, a decrease of approximately $8.0 million, compared to $33.0 million as of December 31, 2011. Working capital as of September 30, 2012 was $49.6 million, compared to $56.2 million as of December 31, 2011. Stockholders' equity as of September 30, 2012 was $51.4 million, compared to $60.1 million as of December 31, 2011.
Liquidity and Capital Resources Outlook
As of September 30, 2012, we had cash, cash equivalents and restricted cash of $25.0 million and working capital of $49.6 million. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. For example, our net sales for the nine months ended September 30, 2012 are down by 26 percent compared to the same period in 2011. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations. In addition, our stock may be subject to eventual delisting from NASDAQ if we do not maintain a $1.00 per share trading price. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. However, though we will pursue these measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our net sales in order to improve our profitability and cash position. We periodically review our liquidity position and may decide to raise additional funds, and may seek such funding from a combination of sources including, but not limited to, the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
Operating Activities
In the nine months ended September 30, 2012, net cash used in operations was $7.2 million, comprised primarily of $10.5 million in net loss, offset by non-cash charges of $3.9 million and $0.6 million of cash decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.2 million decrease in accounts payable and accrued liabilities, a $6.5 million decrease in deferred revenue and a $4.3 million increase in inventory, partially offset by a $18.3 million decrease in accounts receivable and advance billings and a $3.5 million decrease in prepaid expenses and other current assets. The decrease in accounts receivable and advance billings reflects the decrease in net sales and business activities in the first nine months of 2012 compared to the same period 2011. Non-cash charges consisted primarily of $2.8 million of depreciation and amortization and $1.1 million of stock-based compensation.
Net cash provided by operations of $0.7 million for the nine months ended October 2, 2011 consisted primarily of a net loss of $13.8 million offset by $8.9 million of non-cash charges and $5.7 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $7.1 million of depreciation and amortization and $1.9 million of stock-based compensation. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $9.4 million decrease in accounts receivable, partially offset by a $3.3 million increase in inventories for fourth quarter tool builds and a $0.6 million decrease in income taxes payable.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
In the nine months ended September 30, 2012, cash used in investing activities was $1.2 million, which represent our capital spending during the first nine months of 2012.
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
Financing Activities
Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2012, which consisted of proceeds from issuance of common stock under our employee stock plans.
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
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations
Under U.S. GAAP, certain obligations and commitments are not required to be included in our Condensed Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2011 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 1 Basis of Presentation and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Interest Rate Risk
As of September 30, 2012, our portfolio consisted of $25.0 million in cash, cash equivalents and restricted cash. We did not have any short-term investments as of September 30, 2012. Our exposure to interest rate risk relates primarily to money market funds, which we may purchase at different points in time, and the potential losses arising from changes in those interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio, which consisted primarily of money market funds includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents and short-term investments in accordance with authoritative guidance on accounting for investments in debt and equity securities; consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents; and classify our short-term investments as available-for-sale.
Our cash equivalents portfolios consist primarily of money market funds. Our equity instruments are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders' equity in the accompanying Condensed Consolidated Balance Sheets.
Based on the size of the investment portfolio as of September 30, 2012, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar, Japanese Yen or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of September 30, 2012, our U.S. operations had approximately $7.4 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.7 million (U.S. dollar strengthening), or a loss of $0.7 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
In the nine months ended September 30, 2012 and October 2, 2011, we recorded foreign currency exchange gain of $0.1 million and foreign currency loss of $1.3 million, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
We included $0.3 million and $1.5 million foreign currency translation adjustment gains in the accompanying Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2012 and October 2, 2011, respectively. The $0.3 million foreign exchange translation adjustment gain in the nine months ended September 30, 2012 was primarily due to the weakening of the U.S. dollar against the Canadian dollar and the South Korean Won, which favorably impacted the net assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred operating losses and generated negative cash flows for the last four years. As of September 30, 2012, we had cash, cash equivalents and restricted cash of $25.0 million and working capital of $49.6 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

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

We derive most of our net sales from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the nine months ended September 30, 2012 and the year ending December 31, 2011, our three largest customers accounted for approximately 64 percent, and 60 percent of our sales, respectively. We currently depend on one customer for a significant portion of our net sales, and the delay, significant reduction in, or loss of, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business-Customers of our 2011 Form 10-K for a detailed description of our customer concentration.

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

In addition, to expand our sales we must often displace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that offer price or performance features that are superior to our systems. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and on-

site customer support of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

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

The recessionary conditions of 2008 and 2009 in the global economy and the slowdown in the semiconductor industry impacted customer demand for our products and correspondingly, negatively impacted our financial performance. There remains high unemployment in developed countries, concerns regarding the availability of credit, uncertainty about a sustained economic recovery in the U.S. and fears of further economic deterioration in Europe, China, and the developing world, which in turn, may lead to a global downturn. Any of these factors could have a negative impact on our business, or our financial condition.

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

International sales accounted for 94 percent of our net sales for the year ended December 31, 2011 and 87 percent of our net sales for the nine months ended September 30, 2012, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 84 percent of our net sales for the year ended December 31, 2011, and 78 percent of our net sales for the nine months ended September 30, 2012, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. In 2008, we self-disclosed to BIS certain inadvertent EAR violations, and in April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we paid $250,000 in May 2012 and $600,000 is suspended for the next year and will be waived provided that no violations occur during that period.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the nine months ended September 30, 2012, the closing price range for our common stock was between $0.82 and $3.19 per share. In addition, the closing price range for our common stock was between $0.76 and $0.96 for the month of October 2012. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price, which would likely lead to less liquidity and more volatility.

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

Our stock price has been below the five-year peak of $9.49 for several years, and if net sales do not return to the peak 2007 levels or we do not return to profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers or acquisition by another company or consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

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

Our gross margins for sales of products that we manufacture in Germany may fluctuate due to changes in the value of the Euro.
We develop and manufacture products in Germany, where our costs for labor and materials are primarily denominated in Euros. Future increases in the strength of the Euro, if any, could increase our development costs, our costs to manufacture systems, and our costs to purchase spare parts for products from our suppliers, which would make it more difficult for us to compete and could adversely affect our results of operations.

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

We are currently undertaking a transfer of our Milios operations from Canada to our Germany facility. This transfer plan may not be achieved in a timely and efficient manner, and may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risk related to this transfer include failure to obtain expected cost savings due to cost overruns in connection with the move or after operations commence; failure to merge our Canadian operations into our existing German operations; and employment and other law, rules, regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.

We also initiated a plan in the third quarter of 2012 to consolidate of our global manufacturing operations including the transfer of manufacturing operations from our Germany facility to our corporate headquarters in Fremont California. This transfer plan may not be achieved in a timely and efficient manner, and may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risk related to this transfer include failure to obtain expected cost savings due to cost overruns in connection with the move or after operations commence; failure to consolidate our German manufacturing operations into our existing Fremont manufacturing operations; and employment and other law, rules, regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Company.
3.2 (3)	Amended and Restated Bylaws of the Company.
10.1 (4) (c)	2012 Equity Incentive Plan
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).	PDF
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).	PDF
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	PDF
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	PDF
101.INS (5)	XBRL Instance Document
101.SCH (5)	XBRL Taxonomy Extension Schema Document
101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(c) Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.

(4)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on September 6, 2012.

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
Date: November 8, 2012

By: /s/ DAVID DUTTON
David Dutton President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2012

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)
Date: November 8, 2012

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)