Form 10-K
period 2012-12-31
MATTSON TECHNOLOGY INC
filed 2013-03-15
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
___________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number 000-24838
____________________________________________________
MATTSON TECHNOLOGY, INC.
(Exact name of Registrant as Specified in its Charter)
____________________________________________________

Delaware	77-0208119
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
47131 Bayside Parkway, Fremont, California 94538
(Address of Principal Executive Offices including Zip Code)
(510) 657-5900
(Registrant's Telephone Number, Including Area Code)
____________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	NASDAQ Global Select Market
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 29, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $98.5 million based on the closing sale price for the registrant's common stock reported by the NASDAQ Global Select Market on that date.

There were 58,729,618 shares of the registrant’s common stock issued and outstanding as of the close of business on March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2012.

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward‑looking statements may be identified by use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes” and similar expressions, although some forward‑looking statements are expressed differently. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; the timing of significant customer orders for our products; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructuring activities; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; and the sufficiency of our financial resources to support future operations and capital expenditures. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management's current expectations. Such risks and uncertainties include those set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The forward‑looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward‑looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

As used herein, “Mattson Technology,” the “Company,” “we,” “our,” and similar terms include Mattson Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview of Mattson Technology

We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits (ICs or chips). We are a key supplier of dry strip, rapid thermal processing ("RTP") and etch equipment to the global semiconductor industry. Our manufacturing equipment utilizes innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs.

In 2012, we expanded our positions in etch and thermal in foundry, maintained our broad strip base, and continued to transition from productivity-driven into more technology-driven markets. Our thermal products portfolio includes conventional RTP equipment and millisecond anneal equipment that have demonstrated significant device performance improvements at various foundry and logic customer sites. Our RTP products' superior lowT capability combined with our technology to address thermal related non-uniformities at the device level continues to grow our RTP business. Our etch applications portfolio, which includes capabilities that improve on-wafer performance while keeping costs low, has helped our etch business grow as customers select our etch tools based on their process performance and cost of ownership.

Our customer base includes memory and foundry/logic device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships. We have a design and manufacturing center in the United States and we have a design and pilot-line manufacturing facility in Germany. Our customer sales and support teams are located in China, Germany, Japan, Korea, Singapore, Taiwan and the United States.

We were incorporated in California in 1988 and reincorporated in Delaware in 1997. Our principal executive office is located at 47131 Bayside Parkway, Fremont, CA 94538. Our telephone number is (510) 657-5900.

Industry Background

The manufacture of ICs is a highly complex process with hundreds of individual processing steps, many of which are performed multiple times until the IC is complete and fully functional. To build an IC, transistors are created on the surface of the silicon wafer, and then microscopically wired together by means of interconnecting metal layers. The steps require the wafer to be subjected to a tightly controlled series of chemical, thermal and photolithographic processes, resulting in the formation of millions, and in some cases billions, of transistors per IC and thousands of ICs on a single wafer.

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

Consumer Electronics Driving Industry Growth

As computing and communications become ubiquitous, we are entering the fifth major technology cycle of the past half-century, the Mobile Internet Era. People, devices, and vehicles are connected at all times and internet access capability is being embedded in billions of wireless devices such as smart phones, tablet devices and GPS navigation systems in commercial and personal vehicles.

The mobile internet offers all of the same features and values as the traditional internet and greater information access opportunities and broader device-spanning internet services are now available, as a result of continuous availability and location awareness. Increasing use of smartphones and tablet devices is expected to continue increasing mobile DRAM and NAND memory demand in the coming years.

Mobile device Internet usage is also ramping up faster than desktop device Internet usage with smartphone and tablet devices leading this trend with billions of applications downloaded by consumers. Helping to drive this increase is improved wireless technology and cloud computing.

The Mobile Internet Era shifts the fundamental IC demand from the PC era. In the PC era, the logic processor demand was driven by the complex instruction set computer microprocessor while the mobility products are served better with the reduced instruction set computer microprocessor that allows for the lower power and streamlined operating system required to deliver the long battery life and fast application switching on today's mobile products. At the memory level, the mobility era requires faster mobile DRAM technology compared to the traditional DRAM requirements of a PC, and NAND for long-term file storage. Combining the computing power with wireless capability and touch-screen interfaces adds additional chipsets that are manufactured primarily in semiconductor foundries. The semiconductor industry still expects that PC internet connectivity will continue to grow from today's levels and that the mobility era chip requirements will incrementally increase demand, placing more emphasis on the foundry manufacturers and requiring further NAND capacity expansion.

We have prepared for this shift, with concerted efforts to build upon our existing dry strip positions in NAND and foundry, and to expand our etch and RTP products into these same NAND and foundry customer accounts. During 2012, we established new product positions at NAND flash and foundry customers. The successful transition of these product positions to high-volume production is expected to help drive incremental revenue gains for us as the Mobile Internet Era unfolds.

Our Strategy

Our business objective is to grow to a sustainable critical mass. Scale is required to deliver full support to the global semiconductor industry. Our core competency is the ability to deliver leading-edge wafer processing at leading productivity levels to provide our customers with the most cost-effective manufacturing. Our tools are selected at the leading technology companies and are in full production at advanced semiconductor manufacturing, including DRAM and NAND flash memory, logic and foundry manufacturing companies. We are committed to driving market share gains in each of our existing market sectors and leveraging our current technology capabilities to expand into new market sectors.

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

Markets, Applications and Products

Dry Strip

Dry Strip is the removal of the masking layers from the wafer after the patterning process has been completed for that step of IC manufacturing. The objective is to eliminate the masking material from the wafer as quickly as possible, without allowing any surface materials to become damaged.

We are a leader in the dry strip market. Our SUPREMA strip systems utilize an innovative wafer handling architecture to deliver low cost of ownership for IC manufacturing. The SUPREMA features our patented Faraday-Shielded inductively coupled plasma ("ICP") technology offering superior resist dry strip capability to leading edge memory and foundry/logic customers. The SUPREMA is installed at many global semiconductor companies for production and process development at advanced 28nm and smaller technology nodes.

Rapid Thermal Processing

RTP refers to a semiconductor manufacturing process that heats silicon wafers to high temperatures (up to 1200°C or greater) using high intensity lamps on a timescale of several seconds or less to set the electrical properties of the semiconductor devices. RTP consists of heating a single wafer at a time in order to affect its electrical properties. The single-wafer approach allows for faster wafer processing with shorter annealing times from less than one second to three minutes, and more precise control of the annealing profile and process parameters on the wafer.

As feature sizes become smaller and wafer uniformity demands become more stringent, there is an increased demand from rapid thermal equipment manufacturers to improve control, uniformity and repeatability of processes on wafers. Our RTP products feature dual-sided, lamp-based heating technology that provides enhanced process uniformity and repeatability with precise process control for chip manufacturing. Our products include the Helios and Helios XP systems for conventional annealing applications and the Millios system for millisecond anneal applications ("MSA").

Our Helios and Helios XP systems are in volume production at major memory customer sites. The strategy to expand beyond the memory market progressed in 2012 with the Helios XP. While extending the capabilities in the DRAM and NAND memory segment, the Helios XP system's temperature control architecture specifically aims at addressing advanced logic processing requirements, through its differentiated capabilities, including its low-temperature capability for advanced nickel silicide ("NiSi") formation and high temperature pattern independent processing. We have major foundry/logic customers that have purchased the Helios XP down to the 20 nm technology node and an additional evaluation is on-going at another prospective foundry customer.

Millios, which features a patented arc lamp technology capable of greatly reducing thermal cycle time, is designed to enable our customers to meet advanced gate anneal and activation process requirements at the 32 nm technology node and beyond. This type of annealing, MSA, is needed in a few key processes in most advanced technology nodes where the high temperature exposure requires less than a half-second. The capability to control anneal times in the millisecond time regime, has enabled one leading logic customer to significantly improve transistor performance in the 20 nm technology node. We have sold our Millios tool to two major foundry/logic customers, and placed another system with a third customer for evaluation. The Millios is valued as an enabling technology to advance 20 nm transistor performance of major logic manufacturers.

Etch

Etching is the process of selectively removing mask patterned materials from the wafer's surface to create desired patterns on the wafer's surface. Plasma etch is the use of a radio frequency ("RF") excited plasma to produce chemically reactive species from various gases. The reactive plasma is exposed to the wafer surface and etches away the material not protected by a masking layer.

Mattson Technology's plasma etch products feature a proprietary Faraday-Shielded ICP plasma source combined with etch bias control to provide excellent process on-wafer performance. Our etch products, the paradigmE and Alpine, are built on our high-throughput platform to provide high overall equipment efficiency. The paradigmE and Alpine systems are installed at global semiconductor companies for production and process development at advanced 20nm and smaller technology nodes.

Research, Development and Engineering

The semiconductor equipment industry is characterized by rapid technological change and product innovation. To be successful and competitive we continuously and aggressively develop more advanced process and process integration solutions for our customers. The products that we develop and market allow our customers to address their advanced requirements. Only by continuously striving to develop new intellectual property ("IP") for processes and hardware can we maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering programs. We seek to maintain close relationships with our global customers and to remain responsive to their product and processing needs.

In plasma etch, we continued to extend the features and capabilities of our etch product offerings and expand the system's etch applications portfolio to include a new set of processes, focused on finFET and 3D NAND technologies. The paradigmE is now released for production in all segments of our customer base: foundry/ logic, DRAM, NAND and CMOS image sensor manufacturers. In addition, our etch products are enabling development of leading-edge technologies while maintaining our focus on industry leading cost of ownership for our customers.

We have continued to extend the capability of our latest-generation RTP tools for 3X and 2X nm technology requirements and have improved our tool reliability and productivity to help reduce our customers' cost of ownership. For Helios XP, we successfully engineered capabilities for more precise temperature measurement, as well as for low temperature processing. We also have developed and introduced the Differential Thermal Energy Control ("DTEC") capability to specifically address the pattern loading effect for pattern independent processing, an increasing problem below 40 nm logic processing. These innovative engineering improvements enable the formation of silicide's and ultra-shallow junction (USJ) for the most advanced devices.

In 2012, we continued to work closely with a leading device manufacturer to demonstrate Millios' process and manufacturing advantages. Based on the system's proven high throughput, stability and reliability, this customer has qualified the Millios for its volume production facilities. In addition, a major foundry is now using the Millios system for its 20nm logic process development. We are working with several other key customers to enable advanced process solutions, such as high-k metal gate ("HKMG") and silicide formation.

Our SUPREMA strip system, which incorporates our Faraday Shielded ICP RF source and an innovative, high-productivity platform, continues to set new standards for technology and cost of ownership in the industry. The SUPREMA has become a requirement for processing of leading-edge logic devices and is being put into production at 28 nm and 20nm technology nodes. In response to the industry's continued demand for higher productivity coupled with advanced processing technology, we continued to improve the performance of our SUPREMA throughout the year.

In 2013, we intend to continue to make investments in strategic development and engineering programs to meet our customers' technical and production requirements. Over the next year, we intend to focus our research, development and engineering efforts on improving existing system capabilities, developing new advanced strip, RTP and etch processes for smaller feature sizes, as well as continued development and commercialization of new products in etch and millisecond anneal.

We maintain applications development and engineering laboratories in California and Germany to address new tool and process development activities and customer specific requirements. Our research, development and engineering expenses were$22.3 million in 2012, $26.2 million in 2011 and $27.8 million in 2010, representing as a percentage of net sales 18 percent, 14 percent and 20 percent, respectively.

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

Substantial capital investments are required by semiconductor manufacturers to install and integrate new processing equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies upon that equipment for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for a competitor to sell to a customer for a significant period of time in the event a customer has selected our product. It also may be difficult for us to replace an existing relationship that a potential customer has with a competitor.

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

Our principal competitors in the dry strip market include Lam Research and PSK. Principal competitors for our thermal annealing systems are Applied Materials, Dainippon Screen Manufacturing and Ultratech. Principal competitors for our etch systems include Applied Materials, Lam Research and Tokyo Electron.

Customers

In 2012, two customers, Samsung Electronics Company, Ltd. ("Samsung") and Taiwan Semiconductor Manufacturing Company, Ltd. ("Taiwan Semiconductor"), combined represented approximately 53 percent of total net sales and each customer individually represented greater than 10 percent of total net sales. In 2011, the same two customers combined represented approximately 52 percent of total net sales and each customer individually represented greater than 10 percent of total net sales. In 2010, two customers, Samsung and SK Hynix Inc., combined represented approximately 52 percent of total net sales and each customer individually represented greater than 10 percent of total net sales.

The percentage of net sales from our ten largest customers for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Percentage of net sales from our ten largest customers	81%	87%	83%

Sales and Marketing

Our sales and marketing efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force and distribution agreements in certain regions and countries. Our sales and marketing personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force residing in our Fremont, California headquarters and other locations in the United States, we also have sales and support offices in China, Germany, Japan, Singapore, Korea, and Taiwan. We also maintain a relationship with Canon Marketing, Japan for the distribution and support of our products in Japan.

International sales accounted for 86 percent of our total net sales in 2012, 94 percent of our total net sales in 2011 and 95 percent of our total net sales in 2010. We anticipate that international sales will continue to account for a significant portion of our future total net sales. Asia has been a particularly important region for our business. Our sales to customers located in Asia accounted for 78 percent of our total net sales in 2012, 84 percent of our total net sales in 2011 and 90 percent of our total net sales in 2010. Our foreign sales are subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated under this Act.

Customer Support

One of our primary goals is to build strong and productive partnerships with our customers. Our customer support organization is headquartered in Fremont, California, with additional resources located in China, Germany, Singapore, Korea, Taiwan and the United States. We also maintain a relationship with Canon Marketing, Japan for the distribution and support of our products in Japan. Our global support infrastructure is composed of a network of product and process technologists, along with experienced field service teams with diverse technical backgrounds in mechanical and electronics engineering. After-sales support is an essential part of our customer service program, and our international customer support teams provide the following services: system installation, on-site repair, telephone support, used tool refurbishment, relocation services, process development applications and upgrades for extending the useful life and value of our products.

We offer warranties on all of our products. We maintain spare parts depots, consignment locations at customer sites and local support in most regions. As part of our global support services, we also offer technical training courses, from maintenance and service training to basic and advanced applications and operation. We also are actively engaged in joint development efforts at many major customer sites to collaborate on product and process development and increase the level of customer support.

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. For several of our key customers, we typically receive orders several weeks prior to shipment. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our system backlog was $11.8 million as of December 31, 2012, $27.1 million as of December 31, 2011 and $22.2 million as of December 31, 2010. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. During periods of industry downturn, we have experienced cancellations, delays and push-outs of orders that were previously included in backlog.

Manufacturing

We have direct manufacturing operations in the United States and pilot-line manufacturing operations in Germany. Our direct manufacturing operations consist of procurement, assembly, test, quality assurance and/or manufacturing engineering. Our direct manufacturing teams are an integral part of our new product development process, working closely with our engineering teams to ensure that new products meet design-for-manufacturability, cost and quality targets. We have established sales and operations planning processes and systems to manage our production capacity and inventory levels and quickly respond to fluctuating market demands.

Employees

As of December 31, 2012, we had 323 employees. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly-skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. None of our employees are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. In Germany, our employees are represented by workers' councils.

Environmental Matters

We are subject to international, federal, state and local environmental laws, rules and regulations. These laws, rules and regulations govern the transport, receipt, storage, use, treatment, discharge and disposal of hazardous and non-hazardous chemicals and wastes during manufacturing, research and development and sales demonstrations. Neither compliance with international, federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment have had, or are expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position. However, if we fail to comply with applicable regulations, we could be subject to substantial liability for cleanup efforts, personal injuries, fines or suspension or cessation of our operations.

Available Information

We file reports required of public companies with the U.S. SEC ("Securities and Exchange Commission"). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports or statements. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website (http://www.mattson.com) all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Additional information about us is available on our website at http://www.mattson.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. We make available free of charge on our corporate website the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company's website, click on "Investors" and then click on "SEC Filings" on the ribbon on the left under the "Financial Information" heading. From time to time, the Company may use its website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://ir.mattson.com/

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results, cash flows and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.

We have incurred operating losses and generated negative cash flows for the last four years. As of December 31, 2012, we had cash, cash equivalents and restricted cash of $16.2 million and working capital of $41.5 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

We derive most of our net sales from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in each of the years ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net sales. We currently depend on one customer for a significant portion of our net sales, and the delay, significant reduction in, or loss of, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers for a detailed description of our customer concentration.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages or excess inventory, such as the delay in orders for certain SUPREMA strip systems to a foundry that we experienced in the second quarter of 2012, and for which we do not anticipate shipment to occur until 2013. In addition, customer order cancellations, which are occurring more regularly in our business, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. Any such changes, delays and cancellations in orders in turn could cause our operating results to fluctuate. If customer relationships are disrupted due to an inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including a delay in the second quarter of 2012 described above. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net sales. If shipments of orders in backlog are canceled or delayed, net sales could fall below our expectations and the expectations of market analysts and investors.

Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies upon equipment from this vendor of choice ("VOC") for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate other capital equipment requirements with the same vendors. Accordingly, we may face narrow windows of opportunity to be selected as the VOC by new customers with significant needs. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

We face stiff competition in the semiconductor equipment industry.

The semiconductor equipment industry is both highly competitive and subject to rapid technological change. Significant competitive factors include the following:

•	system performance;

•	cost of ownership;

•	size of the installed base;

•	breadth of product line;

•	delivery speed; and

•	customer support.

Competitive pressure has been increasing in several areas. In addition to increased price competition, customers are waiting to make purchase commitments based on their end-user demand, which are then placed with requests for rapid delivery dates and increased product support. Most of our major competitors are larger than we are, have greater capital resources and may have a competitive advantage over us by virtue of having:

•	broader product lines;

•	greater experience with handling manufacturing cycles;

•	substantially larger customer bases; and

•	substantially greater customer support, financial, technical and marketing resources.

Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, resulting in increasing industry consolidation, such as the merger of Lam Research and Novellus Systems. Semiconductor companies are consolidating their vendor base and prefer to purchase from vendors with a strong, worldwide support infrastructure.

To expand our sales we must often displace the systems of our competitors or sell new systems to customers of our competitors. Our competitors may develop new or enhanced competitive products that offer price or performance features that are superior to our systems. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and on-site customer support of their product lines. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

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

The semiconductor industry has historically experienced periodic downturns due to general economic changes or due to capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, we experienced a delay in the shipment of SUPREMA strip systems in the second quarter of 2012 as a result of softness in the industry that we expect to continue until 2013. As a result, we had a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

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

Our products are complex, and we may experience technical or manufacturing inefficiencies, delays or difficulties in the prototype introduction of new systems and enhancements, or in achieving volume production of new systems or enhancements that meet customer requirements. Our inability, or the inability of our supply chain partners, to overcome such difficulties, to meet the technical specifications of any new systems or enhancements or to manufacture and ship these systems or enhancements in the required volume and in a timely manner would materially adversely affect our business and results of operations, as well as our customer relationships.

Our revenue recognition policies require that during the initial evaluation phase of a new product, customer acceptance needs to be obtained before we can recognize revenue on the product. Customer acceptance may not be completed in a timely manner for a variety of reasons, whether or not related to the quality and performance of our products. Any delays in customer acceptance may result in revenue recognition delays and have an adverse impact on our results of operations.

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

Sales of our systems depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from one to two years or longer. We may incur significant sales and marketing expenses during this evaluation period, in addition to tying up substantial inventory in customer product evaluations. The length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecast for a specific customer are not realized, we may experience an unplanned shortfall in net sales, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We incurred net losses again between 2008 and 2012, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net sales. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

We are highly dependent on international sales, and face significant international business risks.

International sales accounted for 86 percent of our net sales for the year ended December 31, 2012 and 94 percent of our net sales for the year ended December 31, 2011. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 78 percent of our net sales for the year ended December 31, 2012 and 84 percent of our net sales for the year ended December 31, 2011. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Demand for semiconductor equipment depends on consumer spending. Continued economic uncertainty may lead to a decrease in consumer spending and may cause certain of our customers to cancel or delay orders. In addition, if our customers have difficulties obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could lead to charges to our bad debt expense, if we are unable to collect accounts receivables. These conditions could also affect our key suppliers, which could affect their ability to supply parts to us, and result in delays of the completion of our systems and the shipment of these systems to our customers.

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

We are subject to various risks related to (1) disagreements and disputes between national and regional regulatory agencies related to international trade; (2) new, inconsistent and conflicting rules by regulatory agencies in the countries in which we operate; and (3) interpretation and application of different laws and regulations. If we are found by a court or regulatory agency to not be in compliance with the applicable laws and regulations, our business, financial condition and results of operations could be adversely affected.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. In 2008, we self-disclosed to BIS certain inadvertent EAR violations, and in April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $850,000 of which we paid $250,000 in May 2012 and $600,000 is suspended for the one-year ending in May 2013and will be waived provided that no violations occur during that one-year period.

We are a party to governmental contracts that provide for liquidated damages in the event that we fail to comply with their covenants or requirements. These liquidated damage payments could be significant and may adversely impact our financial condition or results of operations.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2012, the closing price range for our common stock was between $0.73 and $3.19 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. In late 2012, we received a warning letter from NASDAQ as a result of our stock trading below $1.00 for a sustained period of time. While our stock price recovered to trade above $1.00 for the period from x date to y date, any future decline below $1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

The relatively low stock price makes us attractive to hedge funds and other short-term investors. This could result in substantial stock price volatility and cause fluctuations in trading volumes for our stock. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations. These fluctuations have frequently been unrelated to the operating performance of the affected companies. In the past, securities class action litigation often has been instituted against a company following periods of volatility in its stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

Our stock price has been below the five-year peak of $8.39 for several years, and if net sales do not return to the peak 2007 levels or we do not return to profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

Other factors that may have a significant impact on the market price and marketability of our securities include changes in securities analysts' recommendations, short selling, and halting or suspension of trading in our common stock by NASDAQ.

We are subject to significant risks related to our operations.

We may outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and quality of our products.

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

We depend upon a limited number of suppliers for some components and sub-assemblies, and supply shortages or the loss of these suppliers could result in increased cost or delays in the manufacture and sale of our products.
We rely, to a substantial extent, on outside vendors to provide many of the components and sub-assemblies of our systems. We obtain some of these components and sub-assemblies from a sole source or a limited group of suppliers. We generally acquire these components on a purchase order basis and not under long-term supply contracts. Because of our reliance on these vendors and suppliers, we may be unable to obtain an adequate supply of required components. When demand for semiconductor equipment is strong, our suppliers may have difficulty providing components on a timely basis.

In addition, during periods of shortages of components, we may have reduced control over pricing and timely delivery of components. We often quote prices to our customers and accept customer orders for our products prior to purchasing components and sub-assemblies from our suppliers. If our suppliers increase the cost of components or sub-assemblies, we may not have alternative sources of supply and may no longer be able to increase the cost of the system being evaluated by our customers to cover all or part of the increased cost of components.

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
We develop and manufacture our Millios product in Germany, where our costs for labor and materials are primarily denominated in Euros. Future increases in the value of the Euro, if any, could increase our development costs, our costs to manufacture systems, and our costs to purchase spare parts for products from our suppliers, which would make it more difficult for us to compete and could adversely affect our results of operations.

We primarily manufacture our products at one manufacturing facility and are thus subject to risk of disruption.
Although, from time to time, we outsource select core product manufacturing to third parties, we continue to produce our latest generation products at our principal manufacturing plant in Fremont, California and produce our Millios product at our research and pilot-line manufacturing facility in Dornstadt, Germany. We have limited ability to interchangeably produce our products at either facility, and in the event of a disruption of operations at one facility, our other facility may not be able to make up the capacity loss. Our operations could be subject to disruption for a variety of reasons, including, but not limited to, natural disasters, including earthquakes in California, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers, result in cancellation of orders or loss of customers and seriously harm our business.

We self-insure certain risks including earthquake risk. If one or more of the uninsured events occurs, we could suffer major financial losses.
We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost or cannot be mitigated with insurance. An earthquake could significantly disrupt our principal manufacturing operations in Fremont, California, an area highly susceptible to earthquakes. It could also significantly delay our research and development efforts on new products, a significant portion of which is conducted in California. We self-insure earthquake risks because we believe this is a prudent financial decision based on the high cost and limited coverage available in the earthquake insurance market. If a major earthquake were to occur, we could suffer a major financial loss and face significant disruption in our business.

If we are unable to protect our intellectual property, we may lose valuable assets and experience reduced market share. Efforts to protect our intellectual property may be costly to resolve, require costly litigation and could divert management attention. We also agree to indemnify customers for certain claims, and such obligations are more likely to increase during downturns.

We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, we may from time to time be subject to claims of infringement of other parties' patents or other proprietary rights. If this occurs, we may not be able to prevent their use of such technology. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficiently broad to protect our technology. Any patents owned by us could be challenged, invalidated or circumvented and any rights granted under any patent may not provide adequate protection to us.

Furthermore, we may not have sufficient resources to protect our rights. When we outsource portions of our manufacturing, we are less able to protect our intellectual property, and rely more on our service providers to do so. Our service providers may not always be able to assure that their employees or former employees do not use our intellectual property for their own account to compete with us. Our competitors may independently develop similar technology, or design around patents that may be issued to us. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our intellectual property in such foreign countries. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce our intellectual property rights.

Customers may request that we indemnify them or otherwise compensate them because of claims of intellectual property infringement made against them by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive to defend and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us from manufacturing and selling our products. Royalty or license agreements, if required, may not be available on terms acceptable to us, or at all. Any of these situations could have a material adverse effect on our business and operating results in one or more countries where we do business.

In the normal course of business, we indemnify customers with respect to certain matters, for example if our tool infringes the intellectual property rights of any third party or if we breach any promise in our contract with the customer. During downturns in general or adverse industry specific economic conditions, our customers may feel they have greater leverage in negotiating with us and may require that the extent and scope of our obligation to indemnify them be expanded. In the future, our financial performance could be materially adversely affected if we expend significant amounts in defending or settling any claims raised under customer indemnification provisions in our contract.

Our failure to comply with environmental or safety regulations could result in substantial liability.

We are subject to a variety of federal, state, local and foreign laws, rules, and regulations relating to environmental protection and workplace safety. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations, as well as governmental standards for workplace safety. If we fail to comply with present or future regulations, especially in our manufacturing facilities in the U.S. and Germany, we could be subject to substantial liability for cleanup efforts, personal injury, fines or suspension or cessation of our operations. We may be subject to liability if we have past violations. Restrictions on our ability to expand or continue to operate at our present locations could be imposed upon us as a result of such laws, rules and regulations, and we could be required to acquire costly remediation equipment or incur other significant expenses.

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

As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

•	difficulty assimilating the operations, products and personnel of the acquired businesses and possible impairments caused by this;

•	potential disruption of our ongoing business;

•	unanticipated costs associated with the acquisition;

•	inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result, and our earnings per share may suffer. We may be required to incur debt to pay for any future acquisitions, which could subject us to restrictive financial covenants and other leverage limitations. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

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

We initiated a plan in the third quarter of 2012 to consolidate our global manufacturing operations, including the transfer of manufacturing operations from our Germany facility to our corporate headquarters in Fremont, California. This transfer plan may not be achieved in a timely and efficient manner, and may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risks related to this transfer include failure to obtain expected cost savings due to cost overruns in connection with the move or after operations commence; failure to consolidate our German manufacturing operations into our existing Fremont manufacturing operations; and employment and other law, rules, regulations or other limitations that could have an impact on timing, amounts or costs of achieving expected synergies.

In addition, we have from time to time enacted, and are currently implementing, restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to incur an additional $2 million to $3 million in restructuring charges, mainly in the first quarter of 2013, related to our 2011 Restructuring Plan.

Changes in tax rates or tax liabilities could affect results.

We are subject to taxation in the U.S. and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries with differing tax rates or our valuation and utilization of deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

We may be required to record additional impairment charges that will adversely impact our results of operations.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The resulting assessment may lead to a material decline in our market valuation and projected net sales, causing a decrease in the anticipated future cash flows attributable to these assets relative to the cash flow expectations when the assets were acquired. In the event that we determine in a future period that impairment of our long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of December 31, 2012 are set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Fremont, California	Office, plant and warehouse	Headquarters, marketing, manufacturing, distribution, research and engineering	101,000	Leased
Dornstadt, Germany	Office, plant and warehouse	Pilot-line manufacturing, research and engineering	89,000	Leased

In addition to the above properties, we lease an aggregate of approximately 153,000 square feet of office space for sales and customer support offices, worldwide, including approximately 80,000 square feet of office space in Exton, Pennsylvania which is not needed for our operations. As of December 31, 2012, approximately 50 percent of the Exton property was subleased to another party.

We lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support at three locations in the U.S. and approximately 21 locations throughout the world, including Canada, China, Germany, Japan, Korea, China and Singapore and Japan.

In December 2011, we initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. The 2011 Restructuring Plan included the transfer of research, development and pilot-line production of our Millios system from Vancouver, Canada to our facility in Dornstadt, Germany. We also consolidated our global manufacturing operations to the corporate headquarters in Fremont, California, which involved transitioning certain manufacturing operations from our Dornstadt, Germany office to our headquarters in Fremont, California.

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

In addition, as disclosed in Note 6. Commitments and Contingencies in Part II, Item 8 of this Form 10-K, in 2012 we resolved certain inadvertent Export Administration Regulation violations with the U.S. Bureau of Industry and Security.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on The NASDAQ Global Select Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol “MTSN”. The following table sets forth the low and high closing prices as reported by The NASDAQ Global Select Market for the periods indicated:

	Fiscal Year 2012 Quarter Ended				Fiscal Year 2011 Quarter Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012	April 3, 2011	July 3, 2011	October 2, 2011	December 31, 2011
Low	$1.42	$1.60	$0.82	$0.73	$2.08	$1.56	$1.17	$1.00
High	$3.19	$2.80	$1.75	$0.96	$2.87	$2.42	$2.15	$1.48

On March 8, 2013, our common stock on the NASDAQ Global Select Market was $1.21 per share; and according to the records of our transfer agent, we had 171 stockholders of record of our common stock on that date. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

On November 8, 2012, we received written notice from The NASDAQ Stock Market LLC indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Select Market, as set forth in NASDAQ Listing Rule 5450(a)(1). We maintained a closing bid price equal to or in excess of $1.00 per share for a ten consecutive trading day period beginning January 7, 2013. On January 22, 2013 we received written notice from NASDAQ that we have regained compliance with the $1.00 per share minimum bid price requirement for continued listing on the NASDAQ Global Select Market.

Dividends

We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We intend to retain all future earnings for use in our business.

Equity Compensation Plan Information

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2013.

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return on Mattson Technology, Inc.'s common stock relative to the cumulative total returns of The NASDAQ Composite index and the NASDAQ Electronic Components index:

Comparison of Five-Year Cumulative Total Return
From December 31, 2007 through December 31, 2012 (1)
Among Mattson Technology, Inc., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

140
120
100
80
60
40
20
0
Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Years Ending
Mattson Technology, Inc.
NASDAQ Composite
NASDAQ Electronic Components

	As of December 31,
	2007	2008	2009	2010	2011	2012
Mattson Technology, Inc.	$100.00	$16.47	$41.71	$35.05	$16.21	$9.81
NASDAQ Composite	$100.00	$59.10	$82.19	$97.23	$98.85	$110.91
NASDAQ Electronic Components	$100.00	$52.67	$85.15	$97.82	$89.33	$88.18

(1) Assumes that $100 was invested in Mattson Technology, Inc. common stock and in each index at market closing prices on December 31, 2007, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2012. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have derived the consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K. For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income, cash flows or stockholders' equity.

Consolidated Statement of Operations Data :
(in thousands, except per share amounts)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Net sales	$126,526	$184,947	$138,336	$42,748	$133,551
Cost of sales	$81,626	$128,699	$98,952	$46,960	$92,057
Gross profit (loss)	$44,900	$56,248	$39,384	$(4,212)	$41,494
Loss from operations	$(19,284)	$(16,550)	$(33,195)	$(77,011)	$(91,825)
Net loss	$(19,319)	$(17,950)	$(33,403)	$(67,042)	$(92,163)

Net loss per share:
Basic and diluted	$(0.33)	$(0.32)	$(0.67)	$(1.35)	$(1.86)
Shares used in computing net loss per share:
Basic and diluted	58,538	55,299	50,073	49,832	49,471

Consolidated Balance Sheet Data:
(in thousands)
	December 31,
	2012	2011	2010	2009	2008
Cash, cash equivalents and restricted cash	$16,231	$32,950	$20,889	$47,346	$77,107
Short-term investments	$—	$—	$2,151	$13,089	$26,280
Working capital	$41,511	$56,177	$51,126	$75,455	$140,491
Total assets	$80,069	$113,843	$111,624	$133,073	$208,211
Total stockholders' equity	$43,292	$60,145	$62,655	$94,706	$156,836

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data,” our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion below contains certain forward‑looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors in this Annual Report on Form 10-K and elsewhere in this document.

Overview
We are a supplier of semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs"). Our manufacturing equipment is primarily used for semiconductor manufacturing, utilizing innovative technology to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs. We were incorporated in California in 1988 and reincorporated in Delaware in 1997.
Our business depends upon capital expenditures by the manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices. Since the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment also is highly cyclical. The semiconductor equipment industry typically is characterized by wide swings in operating results as the industry rotates between cycles. Demand also is becoming prone to seasonality due to the buying patterns of customers, which is dependent upon the consumer product industry.
We have made progress in our strategic initiatives over the past several years and are strengthening our product positions.

•In the etch market, during 2012, we further extended our position with our paradigmE system, as we added capabilities that improve on-wafer performance while keeping costs low. Our paradigmE systems continued to be released for production and development in the foundry/logic segments of the industry. Our paradigmE system is also in qualification process for advanced 3D NAND production. We now have over 50 etch systems in production at our customers.

•During 2012, in the rapid thermal processing ("RTP") market, our Helios XP system was shipped and moved into production in NAND facilities. We received the first follow-on order and shipment to a leading foundry customer. We also extended our RTP position by shipping the Helios XP to a fourth foundry customer. In millisecond anneal, we sold our Millios system to a major foundry/logic semiconductor manufacturer, and placed a Millios system at another customer site for evaluation.

•Strip is our most prolific product line with solid market share positions across the foundry/logic, DRAM and NAND markets. Our SUPREMA system delivers a broad capability to our customers from bulk strip to critical strip for finFET and 3D NAND. We have strengthened our technical performance and secured production tool of record status for the 28 nanometer technology node and development tool of record at leading 20 nanometer development facilities.

We experienced industry weakness during the second half 2012 as our customers reacted to the global economic environment and their expectation of supply and demand for their products. We currently expect such weakness to continue at least through the first quarter of 2013.

In December 2011, we initiated a broad-based cost reduction plan ("2011 Restructuring Plan"). The first phase of the 2011 Restructuring Plan included the transfer of the research, development and pilot-line production of our Millios system from Vancouver, Canada to our facility in Dornstadt, Germany; moving a portion of our outsourced spare parts logistics operations in-house; workforce reductions; the elimination of certain contractors; and the renegotiation of certain contracts. During 2012, we initiated two additional phases of the 2011 Restructuring Plan that expanded on the aforementioned cost reduction activities but also included, in the latter part of 2012, salary reductions through furlough programs and the consolidation of our global manufacturing operations to our corporate headquarters in Fremont, California.

On January 15, 2013, we announced plans for the fourth phase of the 2011 Restructuring Plan, which primarily consists of further workforce reductions across all areas of the Company. All four phases of the 2011 Restructuring Plan are expected to be completed by the end of the first quarter of 2013.

We expect that our cost reduction initiatives included in the 2011 Restructuring Plan will provide reductions of over $30 million in annual operating expenses beginning in the second quarter of 2013. As of December 31, 2012, we have incurred $6.9 million in restructuring charges under the 2011 Restructuring Plan, of which $5.1 million was recorded in 2012, and expect to incur an additional $2.0 million to $3.0 million, of which the majority is expected to be incurred by the end of the first quarter of 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
As a result of the aforementioned cost reduction activities, our gross margin improved 5 percentage points to 35 percent in 2012 as compared to 30 percent in 2011 despite a decrease in industry demand in the second half of 2012. Total operating expenses of $64.2 million, which included $5.1 million in restructuring charges, decreased $8.6 million from total operating expenses in 2011of $72.8 million, which included $1.9 million in restructuring charges. As a result of our ongoing gross margin improvement and cost reduction efforts, we expect a significant reduction in our cash flow break-even point for fiscal year 2013.
As of December 31, 2012, we had cash, cash equivalents and restricted cash of $16.2 million and working capital of $41.5 million. With our current cash and liquidity position, we believe we have sufficient resources to meet our working capital requirements for the next 12 months. We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities. However, improvements in our results of operations and resulting cash position are largely dependent upon an improvement in the semiconductor equipment industry.
The future success of our business will depend on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors also will include our ability to (a) enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with and support of our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles; and (e) generate the gross profits necessary to enable us to make the necessary investments in our business.

Critical Accounting Policies and Use of Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves for excess and obsolete inventory, warranty obligations, bad debts, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventories, impairment of long-lived assets, restructuring, income taxes and stock-based compensation as critical to our business operations and an understanding of our results of operations.

Revenue Recognition. We derive net sales from the following primary sources: equipment (tool or system) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, we recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers with previously demonstrated equipment acceptance, or equipment sales to new customers purchasing equipment with established reliability, we recognize revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. The revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance. For equipment sales we generally recognize revenue for 90 percent of the total invoice amount as revenue upon shipment while 100 percent of the equipment's cost is recognized upon shipment. The remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the equipment is received.

For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at its estimated fair values until delivery of the deferred elements. For multiple element arrangements initiated or materially modified subsequent to December 31, 2010, the revenue relating to the undelivered elements should be deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. We have determined that the fair value of installation services is substantially less than the 10% of the total invoice amount typically assigned to the installation element in our customer agreements. As such, since the amount collectible upon successful installation and customer acceptance exceeds the fair value of the installation services, we defer the amount collectible upon successful installation and customer acceptance.

From time to time, we allow customers to evaluate equipment, with the customer maintaining the right to return the equipment at its discretion with limited or no penalty. For this type of arrangement, we do not recognize revenue until customer acceptance is received. For spare parts, we recognize revenue upon shipment. For service and maintenance contracts, we recognize revenue on a straight-line basis over the service period of the related contract or as services are performed. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Accounts receivable for which revenue has not been recognized are classified as advance billings.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and record specific allowances for bad debts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or a deteriorated financial position. We estimate the allowances for bad debts for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected.

Warranty. The warranty we offer on equipment sales is generally 12 months, except where previous customer agreements state otherwise. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sale when the revenue is recognized for the sale of the related equipment. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases we adjust our warranty reserves accordingly. Actual warranty reserves and settlements against reserves are highly dependent on our equipment volumes.

Inventory Valuation. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, in each reporting period. Although we attempt to accurately forecast future inventory demand, given the competitive pressures and cyclicality of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventories and reported operating results. We evaluate the carrying value of inventory for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand, and reduce the carrying value of our inventory accordingly. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory reductions for excess or obsolete inventory may be required, which could have a material adverse effect on our business, financial condition and results of operations.

Fair Value Measurements of Assets and Liabilities. We measure certain of our assets at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consists of assets and liabilities for which there are quoted prices in active markets; Level 2 consists of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consists of assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. Our cash equivalents and equity instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. We had no assets or liabilities classified within Level 2 or 3 as of December 31, 2012 and 2011.

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

Restructuring. We recognize expenses related to employee termination benefits when the benefit arrangement is communicated to the employee and no significant future services are required of the employee. If an employee is required to render service until a specific termination date in order to receive the termination benefits, the fair value of the associated liability would be recognized ratably over the future service period. The costs of severance are determined by local statutory requirements and our policies. For some entities, where salaries are paid during the notice period, a portion of the severance reserves would be based on estimates of the ability to find employment during the notice period, and we would determine the reserves in accordance with these estimates.

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

For all tax jurisdictions, except Korea, we recorded a 100 percent valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2012. In assessing the need for a valuation allowance, we consider historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of the adjustment.

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

We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option; expected volatility is based on the historical volatility of our common stock; and the risk-free interest rate is equal to the U.S. Treasury rate with a maturity approximating the expected life of the option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future; accordingly, the expected dividend yield is zero.

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

Stock-based compensation expense in 2012, 2011 and 2010 was $1.6 million, $2.3 million and $2.7 million, respectively.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1. Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which section is incorporated herein by reference.

Results of Operations
A summary of our results of operations for years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for percentages):

	Year Ended December 31,
	2012		2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$126,526	100.0	$184,947	100.0	$(58,421)	(31.6)
Cost of sales	81,626	64.5	128,699	69.6	(47,073)	(36.6)
Gross profit	44,900	35.5	56,248	30.4	(11,348)	(20.2)
Operating expenses:
Research, development and engineering	22,328	17.6	26,189	14.2	(3,861)	(14.7)
Selling, general and administrative	36,786	29.1	44,720	24.2	(7,934)	(17.7)
Restructuring charges	5,070	4.0	1,889	1.0	3,181	168.4
Total operating expenses	64,184	50.7	72,798	39.4	(8,614)	(11.8)
Loss from operations	(19,284)	(15.2)	(16,550)	(9.0)	(2,734)	16.5
Interest income (expense), net	133	0.1	107	0.1	26	24.3
Other income (expense), net	316	0.2	163	0.1	153	93.9
Loss before income taxes	(18,835)	(14.9)	(16,280)	(8.8)	(2,555)	15.7
Provision for (benefit from) income taxes	484	0.4	1,670	0.9	(1,186)	(71.0)
Net loss	$(19,319)	(15.3)	$(17,950)	(9.7)	$(1,369)	7.6

	Years Ended December 31.
	2011		2010		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$184,947	100.0	$138,336	100.0	$46,611	33.7
Cost of sales	128,699	69.6	98,952	71.5	29,747	30.1
Gross profit	56,248	30.4	39,384	28.5	16,864	42.8
Operating expenses:
Research, development and engineering	26,189	14.2	27,791	20.1	(1,602)	(5.8)
Selling, general and administrative	44,720	24.2	44,902	32.5	(182)	(0.4)
Restructuring charges	1,889	1.0	(114)	(0.1)	2,003	n/m	(1)
Total operating expenses	72,798	39.4	72,579	52.5	219	0.3
Loss from operations	(16,550)	(9.0)	(33,195)	(24.0)	16,645	(50.1)
Interest income (expense), net	107	0.1	5	—	102	n/m	(1)
Other income (expense), net	163	0.1	108	0.1	55	50.9	(1)
Loss before income taxes	(16,280)	(8.8)	(33,082)	(23.9)	16,802	(50.8)
Provision for (benefit from) income taxes	1,670	0.9	321	0.2	1,349	n/m	(1)
Net loss	$(17,950)	(9.7)	$(33,403)	(24.1)	$15,453	(46.3)
(1)Not meaningful.

Net Sales
A summary of our net sales for years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2012	2011	Amount	Percent	2010	Amount	Percent
Net sales:
United States	$17,476	$10,311	$7,165	69.5	$7,211	$3,100	43.0
International:
Korea	47,611	84,623	(37,012)	(43.7)	67,973	16,650	24.5
Taiwan	28,577	37,507	(8,930)	(23.8)	18,878	18,629	98.7
Other Asia	22,177	33,112	(10,935)	(33.0)	36,856	(3,744)	(10.2)
Europe and others	10,685	19,394	(8,709)	(44.9)	7,418	11,976	161.4
	109,050	174,636	(65,586)	(37.6)	131,125	43,511	33.2
Total net sales	$126,526	$184,947	$(58,421)	(31.6)	$138,336	$46,611	33.7
Net sales were $126.5 million for the year ended December 31, 2012, a $58.4 million, or 32 percent, decrease compared to $184.9 million for the year ended December 31, 2011, primarily driven by lower overall net sales of etch and strip systems into memory applications. We experienced lower industry demand in the second half of 2012 as our customers reacted to the global economic environment, and we expect such weakness to continue at least through the first quarter of 2013.
Net sales were $184.9 million in 2011, an increase of $46.6 million, or 34 percent, compared to $138.3 million in 2010. The increase in net sales was primarily due to the improvement in the global economy and the semiconductor equipment sector as compared to the prior year, and from our continued penetration in the etch market which contributed over one-third of our system sales in 2011. In 2011, system sales generated from the etch market were over $22.7 million higher than in 2010.
During 2012, sales to customers in Asia continued to account for a significant portion of our total net sales. For the years ended December 31, 2012, 2011 and 2010, international sales comprised approximately 86 percent, 94 percent and 95 percent, respectively, of our total net sales.

Cost of Sales and Gross Margin
A summary of our cost of sales and gross profit for years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2012	2011	Amount	Percent	2010	Amount	Percent
Cost of sales	$81,626	$128,699	$(47,073)	(36.6)	$98,952	$29,747	30.1
Gross profit	$44,900	$56,248	$(11,348)	(20.2)	$39,384	$16,864	42.8
Gross margin	35.5%	30.4%		5.1	28.5%		1.9
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Our gross margin improved 5.1 percentage points from 30.4 percent in 2011 to 35.5 percent in 2012. The increase in gross margin in 2012 as compared to the same period in 2011 was primarily due to higher system margins resulting from a favorable mix of higher margin systems compared to the prior year. In 2012, our gross margin also benefited from cost savings resulting from manufacturing the majority of our systems in-house as opposed to using a contract manufacturer. These increases in gross margin were partially offset by the increase of unabsorbed overhead costs as a result of lower production levels.

The gross margin rate improved from 28.5 percent in 2010 to 30.4 percent in 2011. The increase in gross margin in 2011 was primarily due to operating leverage from higher net sales volumes and improved utilization of our internal manufacturing operations, partially offset by an increase of approximately $0.7 million in warranty provisions related to servicing our new products and a higher number of sales from our lower margin Aspen III systems, as compared to our total sales mix.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Operating Expenses
In December 2011, we initiated the 2011 Restructuring Plan, which in addition to general cost reduction activities, included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. We expect that our cost reduction initiatives included in the 2011 Restructuring Plan will provide a reduction of over $30 million in annual operating expenses beginning in the second quarter of 2013. Combined with the ongoing gross margin improvement efforts, our cash flow break-even point is expected to be reduced to the mid to high $20 million quarterly net sales level beginning in the second quarter of 2013.
Our financial results for the year ended December 31, 2012 benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased $8.6 million in the year ended December 31, 2012, as compared to the prior year.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for percentages):

	The Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2012	2011	Amount	Percent	2010	Amount	Percent
Research, development and engineering	$22,328	$26,189	$(3,861)	(14.7)	$27,791	$(1,602)	(5.8)
Percentage of net sales	17.6%	14.2%			20.1%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $3.9 million, or 15 percent, in 2012 as compared to 2011. The decrease is largely attributable to reductions in employee-related expenses, engineering materials, depreciation expense on lab tools, and certain facilities and information technology costs. The decreases in employee-related expenses were primarily due to a decrease in headcount. The decreases in engineering materials and certain facility costs are a result of our other cost reduction activities that have been on-going since the fourth quarter of 2011. The decrease in depreciation expense of $1.9 million on lab tools was the result of several assets being fully depreciated as of the end of 2011.
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

Selling, General and Administrative
A summary of our selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2012	2011	Amount	Percent	2010	Amount	Percent
Selling, general and administrative	$36,786	$44,720	$(7,934)	(17.7)	$44,902	$(182)	(0.4)
Percentage of net sales	29.1%	24.2%			32.5%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses were $36.8 million in 2012, a decrease of $7.9 million, or 18 percent, compared to $44.7 million in 2011. The decrease in selling, general and administrative expenses was partially attributable to a decrease in amortization of $3.1 million and other costs associated with supporting our evaluation tools at customer sites which was related, in part, to our ability to convert certain of these tools into sales during the past year; a decrease in depreciation expense related to fully depreciated assets; a decrease in employee-related expenses and outside services costs and a decrease in facilities costs as a result of certain lease termination agreements entered into at the end of 2011. The decrease in employee-related expenses and outside services was largely due to cost reduction activities that have been on-going since the fourth quarter of 2011 as well as lower sales commissions resulting from lower net sales in 2012.
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
Restructuring Charges
Prior to the initiation of the 2011 Restructuring Plan in the fourth quarter of 2011, annualized operating expenses from the third quarter of 2011 was $72.0 million. We expect that our cost reduction initiatives included in the 2011 Restructuring Plan will provide reductions of over $30 million in annual operating expenses beginning in the second quarter of 2013 as measured against annualized operating expenses in the third quarter of 2011. As of December 31, 2012, we have incurred $6.9 million in restructuring charges under the 2011 Restructuring Plan, of which $5.1 million was recorded during 2012, and expect to incur an additional $2.0 million to $3.0 million, of which the majority is expected to be incurred by the end of the first quarter of 2013.
During the year ended December 31, 2012, we recorded $4.7 million of employee severance and other expenses and $0.4 million contract termination costs. We paid $2.7 million in employee severance and other expenses and paid $1.4 million in contract termination costs related to the 2011 Restructuring Plan.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing to our facility in Fremont, California.
During the year ended December 31, 2011, we incurred $1.4 million in contract termination costs related to revised estimates of our future rent obligations associated with a vacated leased facility, net of sublease income. The revised estimates are based on a settlement with the landlord, which includes exiting from the lease arrangement in July 2015, rather than the initial lease expiration of March 2019. The final settlement also reduces our total future lease commitments from $9.6 million to $3.8 million, which includes a lease termination and other fees of $1.0 million.
Other Income (Expense), net
Other income (expense), net was $0.3 million of income in the year ended December 31, 2012, and primarily consisted of foreign exchange gains related to inter-company balances denominated in foreign currencies.
Other income (expense), net was $0.2 million of income in the year ended December 31, 2011, an increase of $0.1 million when compared to the $0.1 million of income in 2010. The increase in income was due to a $1.6 million gain related to the extinguishment of certain liabilities, partially offset by net foreign exchange losses primarily related to our foreign-denominated balances at our U.S. operations.

Provision for Income Taxes
The provision for income taxes was $0.5 million in 2012, which consisted of deferred tax expense relating to an accrual of $0.6 million deferred tax liability on foreign earnings that may be repatriated and current foreign taxes of $0.4 million, partially offset by a $0.5 million benefit from the release of various federal and foreign reserves due to the lapse of the statute of limitations.

The provision for income taxes was $1.7 million in 2011, which consisted of deferred tax expense from the creation of a valuation allowance of $3.7 million against deferred tax assets in a foreign jurisdiction, current foreign taxes of $0.9 million and current federal and state income taxes of $0.3 million, partially offset by a $3.1 million benefit from the release of various foreign reserves.

Currently, we have provided a full valuation allowance against deferred tax assets for all jurisdictions, except for Korea, due to uncertainties and other negative evidence in our current operations and our expectations of future operations. It is more likely than not that our deferred tax assets will not be realized. Our provision for income taxes could be favorably impacted going forward if our results of operations and forecasts for future profitability improve sufficiently to indicate that the related deferred tax assets will be realized. Such a change in management's expectations could result in a material change to our valuation allowance assessment and the resulting income tax provision.

Liquidity and Capital Resources
Our cash and cash equivalents was $14.4 million as of December 31, 2012, a decrease of $16.7 million, compared to $31.1 million as of December 31, 2011. Working capital as of December 31, 2012 was $41.5 million, compared to $56.2 million as of December 31, 2011. Stockholders' equity as of December 31, 2012 was $43.3 million, compared to $60.1 million as of December 31, 2011.
The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(15,968)	$(2,394)	$(35,859)
Net cash provided by (used in) investing activities	(1,427)	3,214	7,246
Net cash provided by financing activities	366	12,871	415
Effect of exchange rate changes on cash and cash equivalents	310	519	(285)
Net increase (decrease) in cash and cash equivalents	$(16,719)	$14,210	$(28,483)
Liquidity and Capital Resources Outlook
As of December 31, 2012, we had cash and cash equivalents of $14.4 million and working capital of $41.5 million. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next 12 months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. For example, our net sales for the year ended December 31, 2012 decreased 32 percent compared to the same period in 2011. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, our cost reduction efforts may prove ineffective and cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations.
Improvements in our results of operations and resulting cash position are largely dependent upon an improvement in the semiconductor equipment industry. We periodically review our liquidity position and may decide to raise additional funds, and may seek such funding from a combination of sources including, but not limited to, an asset-backed financing agreement or the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.

Operating Activities
In the year ended December 31, 2012, net cash used in operations was $16.0 million, comprised primarily of $19.3 million in net loss and a $2.8 million decrease in cash reflected in the net change in assets and liabilities, partially offset by non-cash charges of $6.1 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $9.9 million decrease in accounts payable, accrued compensation and benefits, and other current liabilities, a $6.0 million decrease in deferred revenue, a $2.4 million decrease in other liabilities and a $2.5 million increase in inventory, partially offset by a $13.2 million decrease in accounts receivable and advance billings and a $4.6 million decrease in prepaid expenses and other current assets. The decrease in accounts receivable, advance billings and deferred revenues reflects the decrease in net sales and business activities in 2012 compared to 2011. The decrease in accounts payable, accrued compensation and other current liabilities was primarily attributable to reduction in purchases and expenditures as a result of lower sales and the impact of our cost reduction initiatives. Non-cash charges consisted primarily of $3.9 million of depreciation and amortization and $1.6 million of stock-based compensation.
In 2011, net cash used in operations was $2.4 million, comprised primarily of a net loss of $18.0 million, partially offset by $0.8 million of cash increases reflected in the net change in assets and liabilities and non-cash charges of $14.8 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $6.3 million increase in deferred revenue and a $2.3 million decrease in inventories, partially offset by a $3.3 million increase in prepaid expenses and other current assets and a $3.3 million increase in accounts receivable and advance billings. The increase in accounts receivable and advance billings reflects the increase in sales and business activities in 2011 as compared to 2010. Non-cash charges consisted primarily of $9.0 million of depreciation and amortization, $3.7 million for deferred income taxes and $2.3 million of stock-based compensation.

In 2010, net cash used in operations was $35.9 million, comprised primarily of a net loss of $33.4 million and $14.1 million of cash decreases reflected in the net change in assets and liabilities, partially offset by non-cash charges of $11.6 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $15.1 million increase in accounts receivable and advance billings and a $10.2 million increase in inventories; partially offset by a $8.5 million increase in accounts payable, accrued compensation and other current liabilities and a $2.7 million increase in deferred revenue. The increases in accounts receivable, inventories and accounts payable reflect the sharp increase in sales and business activities in 2010 as compared to 2009. Non-cash charges consisted primarily of $9.2 million of depreciation and amortization, $2.7 million of stock-based compensation, and $0.7 million for deferred taxes; partially offset by $1.2 million from the collection of accounts receivable previously provided for in the allowance for doubtful accounts during the recent industry downturn.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
In the year ended December 31, 2012, cash used in investing activities was $1.4 million, which consists primarily of our 2012 capital spending.
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

In 2010, net cash provided by investing activities was $7.2 million, comprised primarily of $10.8 million of maturities of available-for-sale investments in excess of purchases, partially offset by a $2.0 million increase in restricted cash and $1.5 million of property and equipment purchases. Our property and equipment purchases were primarily for tools and equipment used in our manufacturing activities. The increase in restricted cash represents purchases of certificates of deposit used to secure standby letters of credit we provided to certain vendors during the year.
Financing Activities
Net cash provided by financing activities was $0.4 million for the year ended December 31, 2012, which consisted of proceeds from issuance of common stock under our employee stock plans.
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

Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2012 are summarized in the following table (in thousands):

		Vendor Commitments
For the Year Ending:	Operating Leases	Inventory	Other (1)	Total	Total Commitments
2013	$4,542	$11,223	$8,440	$19,663	$24,205
2014	3,698	—	4	4	3,702
2015	3,313	—	—	—	3,313
2016	1,884	—	—	—	1,884
2017	791	—		—	791
Thereafter	1,500	—		—	1,500
	$15,728	$11,223	$8,444	$19,667	$35,395
________________________
(1) Other vendor commitments primarily include service-related contracts and agreements for information technology support, commitments for non-inventory purchases of assets, and other service-related commitments.

We continue to lease one building in Exton, Pennsylvania that was previously used to house the administrative functions related to wet surface preparation products. The original lease for the administrative building was scheduled to expire on March 31, 2019, with a current rental cost of approximately $0.9 million annually. In December 2011, we reached a settlement with the landlord, which includes exiting from the lease arrangement in July 2015. The settlement also reduces our total future lease obligations from $9.6 million to $3.8 million, which includes $1.0 million in lease termination and other fees. Of the $3.8 million in future lease commitments, we expect to pay out $1.7 million in 2012 and the remaining balance on a declining basis through July 2015. We continue to sublease a portion of the Exton facility, which is cancelable by our subtenant anytime after December 31, 2012. We recorded $0.4 million sublease income under the current sublease agreement during 2012. In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. At December 31, 2012 and 2011, we had an accrued liability balance of $1.0 million and $2.3 million, respectively, related to this facility. Adjustments to this accrual will be made in future periods, if events and circumstances change.

Our deferred income taxes have been excluded from the table above because the related future cash outflows are uncertain. As of December 31, 2012, we had approximately $0.7 million of net unrecognized tax benefits that may be subject to examination by applicable tax authorities. We are uncertain of the timing and amounts of any potential future payments related to these unrecognized tax benefits.

In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $14.3 million based on the applicable exchange rate as of December 31, 2012), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of the C$14.3 million royalty (approximately $14.3 million based on the applicable exchange rate as of December 31, 2012) or December 31, 2020. The transition of our Canadian operations to Germany will not result in the dissolution of MTC.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are exposed to various market risks related to fluctuations in foreign currency exchange rates and interest rates. We may use derivative financial instruments to mitigate certain risks related foreign exchange rates. We do not use derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
As of December 31, 2012, our portfolio consisted of $16.2 million in cash, cash equivalents and restricted cash. We did not have any short-term investments as of December 31, 2012. Our exposure to interest rate risk relates primarily to money market funds, which we may purchase at different points in time, and the potential losses arising from changes in those interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, and maximizes yields consistent with approved credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of our credit exposure to any one issuer. Our portfolio, which consisted primarily of money market funds, includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We classify our cash equivalents in accordance with authoritative guidance on accounting for investments in debt and equity securities; and consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents.
Our equity instruments are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders' equity in the accompanying consolidated balance sheets.
Based on the size of our investment portfolio as of December 31, 2012, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar, Japanese Yen or Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of December 31, 2012, our U.S. operations had approximately $1.1 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.1 million (U.S. dollar strengthening), or a loss of $0.1 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statements of operations.
We recorded $0.4 million net foreign currency exchange gain and $0.7 million net foreign currency loss in the years ended December 31, 2012 and 2011, respectively, in other income (expense), net in the consolidated statements of operations. Our net foreign exchange gains (loss) was zero for the year ended December 31, 2010.
For the years ended December 31, 2012 and 2011, we included $0.5 million and $0.2 million, respectively, in foreign currency translation adjustment gains in our consolidated statement of comprehensive loss. The $0.5 million foreign exchange translation adjustment gain in the year ended December 31, 2012 was primarily due to the weakening of the U.S. dollar against the Korean won, the euro and the Singapore dollar and partially offset by the strengthening of the U.S. dollar against the Japanese yen. These changes in foreign currency exchanges rates favorably impacted the net assets used in our foreign operations. The cumulative translation adjustment as of December 31, 2012 and 2011 was $21.0 million and $20.5 million, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive loss, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 15, 2013

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$126,526	$184,947	$138,336
Cost of sales	81,626	128,699	98,952
Gross profit	44,900	56,248	39,384
Operating expenses:
Research, development and engineering	22,328	26,189	27,791
Selling, general and administrative	36,786	44,720	44,902
Restructuring charges	5,070	1,889	(114)
Total operating expenses	64,184	72,798	72,579
Loss from operations	(19,284)	(16,550)	(33,195)
Interest income	133	107	5
Other income (expense), net	316	163	108
Loss before income taxes	(18,835)	(16,280)	(33,082)
Provision for income taxes	484	1,670	321
Net loss	$(19,319)	$(17,950)	$(33,403)
Net loss per share:
Basic and diluted	$(0.33)	$(0.32)	$(0.67)
Shares used in computing net loss per share:
Basic and diluted	58,538	55,299	50,073

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(19,319)	$(17,950)	$(33,403)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	512	158	(1,815)
Unrealized investment gain	23	107	8
Other comprehensive income (loss)	535	265	(1,807)
Comprehensive loss	$(18,784)	$(17,685)	$(35,210)

 The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,354	$31,073
Restricted cash	1,877	1,877
Accounts receivable, net of allowance for doubtful accounts of $541 as of December 31, 2012 and $684 as of December 31, 2011	15,660	25,278
Advance billings	1,720	5,071
Inventories	33,309	29,203
Prepaid expenses and other current assets	4,561	9,024
Total current assets	71,481	101,526
Property and equipment, net	7,387	10,552
Intangibles, net	500	750
Other assets	701	1,015
Total assets	$80,069	$113,843
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,767	$16,785
Accrued compensation and benefits	4,496	5,781
Deferred revenue, current	6,189	12,117
Other current liabilities	7,518	10,666
Total current liabilities	29,970	45,349
Deferred revenues, non-current	3,059	3,158
Other long-term liabilities	3,748	5,191
Total liabilities	36,777	53,698
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2012; 62,547 shares issued and 58,366 shares outstanding as of December 31, 2011	63	63
Additional paid-in capital	652,041	650,110
Accumulated other comprehensive income	21,007	20,472
Treasury stock, 4,181 shares as of December 31, 2012 and December 31, 2011	(37,986)	(37,986)
Accumulated deficit	(591,833)	(572,514)
Total stockholders' equity	43,292	60,145
Total liabilities and stockholders' equity	$80,069	$113,843
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock			Accumulated Other Compre-hensive Income	Treasury Stock
	Shares	Amount	Additional Paid-in Capital		Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2009	54,140	$54	$631,785	$22,014	(4,181)	$(37,986)	$(521,161)	$94,706
Net loss	—	—	—	—	—	—	(33,403)	(33,403)
Other comprehensive loss, net of tax	—	—	—	(1,807)	—	—	—	(1,807)
Shares issued under employee stock plan, net	196	—	84	—	—	—	—	84
Shares issued under employee stock purchase plan	104	—	331	—	—	—	—	331
Stock-based compensation expense	—	—	2,744	—	—	—	—	2,744
Balance at December 31, 2010	54,440	$54	$634,944	20,207	(4,181)	(37,986)	(554,564)	62,655
Net loss	—	—	—	—	—	—	(17,950)	(17,950)
Other comprehensive loss, net of tax	—	—	—	265	—	—		265
Shares issued in connection with public offering, net	7,820	9	12,590	—	—	—	—	12,599
Shares issued under employee stock plan, net	144	—	87	—	—	—	—	87
Shares issued under employee stock purchase plan	143	—	185	—	—	—	—	185
Stock-based compensation expense	—	—	2,304	—	—	—	—	2,304
Balance at December 31, 2011	62,547	63	650,110	20,472	(4,181)	(37,986)	(572,514)	60,145
Net loss	—	—	—	—	—	—	(19,319)	(19,319)
Other comprehensive loss, net of tax	—	—	—	535	—	—	—	535
Shares issued under employee stock plan, net	256	—	238	—	—	—	—	238
Shares issued under employee stock purchase plan	105	—	128	—	—	—	—	128
Stock-based compensation expense	—	—	1,565	—	—	—	—	1,565
Balance at December 31, 2012	62,908	$63	$652,041	$21,007	(4,181)	$(37,986)	$(591,833)	$43,292

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(19,319)	$(17,950)	$(33,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,941	8,983	9,183
Stock-based compensation	1,565	2,304	2,744
Allowance for doubtful accounts	(143)	8	(1,154)
Deferred income taxes	583	3,698	691
Other non-cash items	195	(196)	130
Changes in assets and liabilities:
Accounts receivable	9,837	(1,380)	(12,742)
Advance billings	3,351	(1,897)	(2,311)
Inventories	(2,503)	2,265	(10,177)
Prepaid expenses and other current assets	4,616	(3,337)	69
Other assets	252	220	867
Accounts payable	(5,312)	(3,906)	13,305
Accrued compensation and benefits, and other current liabilities	(4,553)	3,065	(4,807)
Deferred revenue	(6,044)	6,268	2,699
Other liabilities	(2,434)	(539)	(953)
Net cash used in operating activities	(15,968)	(2,394)	(35,859)
Cash flows from investing activities:
Purchase of available-for-sale investments	—	—	(11,327)
Maturities of available-for-sale investments	—	2,151	22,125
Decrease (increase) in restricted cash	—	2,149	(2,026)
Purchases of property and equipment	(1,487)	(1,928)	(1,526)
Proceeds from sales of property and equipment	60	842	—
Net cash provided by (used in) investing activities	(1,427)	3,214	7,246
Cash flows from financing activities:
Proceeds from issuance of common stock, net	366	12,871	415
Net cash provided by financing activities	366	12,871	415
Effect of exchange rate changes on cash and cash equivalents	310	519	(285)
Net increase (decrease) in cash and cash equivalents	(16,719)	14,210	(28,483)
Cash and cash equivalents, beginning of period	31,073	16,863	45,346
Cash and cash equivalents, end of period	$14,354	$31,073	$16,863
Supplemental Disclosure:
Cash paid for (refunded from) income taxes, net	$794	$(479)	$1,336
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mattson Technology, Inc. (referred to in this Annual Report on Form 10-K as "Mattson," "we," "us," or "our") was incorporated in California in 1988 and reincorporated in Delaware in 1997. We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We evaluate our estimates on an ongoing basis, including those related to the useful lives and fair value of long-lived assets, estimates used to determine facility lease loss liabilities, measurement of warranty obligations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates for allowance for doubtful accounts, and valuation of excess and obsolete inventories. Our estimates and assumptions can be subjective and complex and consequently actual results could differ materially from those estimates.
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income, cash flows or stockholders' equity.
Liquidity and Management Plans
As of December 31, 2012, we had cash, cash equivalents and restricted cash of $16.2 million and working capital of $41.5 million. We believe that our cash balances will be sufficient to fund our working and other capital requirements over the course of the next 12 months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011), and cash generated from product, service and royalty revenues to provide funding for our operations.
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
We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities. We are exploring other sources of liquidity in the event that we require such liquidity to fund our future growth or strengthen our balance sheet. These additional sources of liquidity could include incurring indebtedness secured by our assets. However, there can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents are carried at fair market value, and consist primarily of cash balances and high-grade money market funds.

Concentration of Credit Risk

We maintain our cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Generally these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit.

We may invest in a variety of financial instruments, such as U.S. treasury bills and notes, commercial paper, money market funds and corporate bonds. We limit the amount of credit exposure to any one financial institution or commercial issuer. Historically, we have not experienced significant losses on these investments.

Our trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the U.S., Asia and Europe. As of December 31, 2012, two customers accounted for 35 percent and 29 percent of our total net accounts receivable. As of December 31, 2011, three customers accounted for 48 percent, 15 percent and 13 percent of our total net accounts receivable.

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

Fair Value Measurements of Assets and Liabilities

We measure certain of our assets and liabilities at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes a valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consisting of assets and liabilities for which there are quoted prices in active markets; Level 2 consisting of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consisting of assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until title transfers to the customer. Under our terms of sale, title generally transfers when we complete physical transfer of the products to the freight carrier, unless other customer practices or terms and conditions prevail. All intercompany profits pertaining to the sales and purchases of inventory among our subsidiaries are eliminated from the consolidated financial statements.

We assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts, at the end of each reporting period. Although we attempt to forecast future inventory demand, given the competitive pressures and cyclical nature of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventories and reported operating results in future periods. The carrying value of our inventory is reduced for estimated excess and obsolescence, which is the difference between its cost and the estimated market value based upon assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material adverse effect on our business, financial condition and results of operations.

Inventory includes evaluation tools placed at customer sites as part of our marketing efforts. We amortize the cost of the evaluation tools over an estimated period of five years, taking into consideration the estimated cost to refurbish the tools and the estimated net realizable value of the tools. The amortization charges are reported as selling, general and administrative expenses. Amortization expense was $1.0 million, $3.1 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $2.7 million, $5.7 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. When assets are retired or otherwise disposed of, the assets and the associated accumulated depreciation are removed from the accounts. Repair and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2012, we recorded a $0.2 million impairment charge related to property and equipment that became obsolete as a result of our facility consolidations under our 2011 Restructuring Plan. We had no impairment charges in 2011 and 2010.

Warranty

The warranty we offer on equipment sales is generally 12 months, except where previous customer agreements state otherwise. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of sale when the revenue is recognized for the sale of the related equipment. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases we adjust our warranty reserves accordingly. Actual warranty reserves and settlements against reserves are highly dependent on our equipment volumes.

Revenue Recognition

We derive revenues from the following primary sources - equipment (tool or system) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, we recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers with previously demonstrated equipment acceptance, or equipment sales to new customers purchasing equipment with established reliability, we recognize revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. The revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance, and upon transfer of title, for equipment sales we generally recognize revenue for 90 percent of the total invoice amount as revenue upon shipment while 100 percent of the equipment's cost is recognized upon shipment. The remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the equipment is received.

For multiple element arrangements initiated at or prior to December 31, 2010, the revenue relating to the undelivered elements is deferred at its estimated fair values until delivery of the deferred elements. For multiple element arrangements initiated or materially modified subsequent to December 31, 2010, the revenue relating to the undelivered elements should be deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. We have determined that the fair value of installation services is substantially less than the 10 percent of the total invoice amount typically assigned to the installation element in our customer agreements. As such, since the amount collectible upon successful installation and customer acceptance exceeds the fair value of the installation services, we defer the amount collectible upon successful installation and customer acceptance.

From time to time, we allow customers to evaluate equipment, with the customer maintaining the right to return the equipment at its discretion with limited or no penalty. For this type of arrangement, we do not recognize revenue until customer acceptance is received. For spare parts, we recognize revenue upon shipment. For service and maintenance contracts, we recognize revenue on a straight-line basis over the service period of the related contract or as services are performed. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Accounts receivable for which revenue has not been recognized are classified as advance billings.

Research, Development and Engineering Expenses

Research, development and engineering costs are expensed as incurred.

Restructuring

We recognize expenses related to employee termination benefits when the benefit arrangement is communicated to the employee and no significant future services are required of the employee. If an employee is required to render service until a specific termination date, which goes beyond the legal requirement or contractual notice period, in order to receive the termination benefits, the fair value of the associated liability would be recognized ratably over the future service period. Severance costs are determined in accordance with local statutory requirements and our policies.

We recognize the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when there are future lease payments with no future economic benefit. Sublease income is estimated based on current market rates for similar properties. If we are unable to sublease the facility on a timely basis or if we are forced to sublease the facility at lower rates due to changes in market conditions, we would adjust the restructuring liability accordingly.

Stock-Based Compensation

We measure the fair value of all stock-based awards, including stock options, restricted stock units, and purchase rights under our employee stock purchase plan, on the date of grant and recognize the related stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.
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

We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option; expected volatility is based on the historical volatility of our common stock; and the risk-free interest rate is equal to the U.S. Treasury rate with a maturity approximating the expected life of the option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future; accordingly, the expected dividend yield is zero.

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

Stock-based compensation expenses for the years ended December 31, 2012, 2011 and 2010 were $1.6 million, $2.3 million and $2.7 million, respectively. We did not capitalize any stock-based compensation as inventory in the years ended

December 31, 2012, 2011 and 2010 as such amounts were immaterial.

Foreign Currency

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

For the years ended December 31, 2012 and 2011, we recorded a $0.4 million net foreign currency transaction gain and a $0.7 million net foreign currency loss, respectively. We did not record any net foreign currency transaction gain (loss) for the year ended December 31, 2010. As December 31, 2012 and 2011, the cumulative translation adjustment was $21.0 million and $20.5 million, respectively.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. We adopted ASU No. 2011-11 at the beginning of our fiscal year 2013. We adopted this accounting guidance on January 1, 2013, and this adoption did not have a material impact on our financial statements and disclosures.

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

In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued additional guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. We adopted ASU No. 2011-05 on January 1, 2012. The adoption of this update did not have an impact on our financial statements other than to change the manner in which comprehensive income is presented.

In May 2011, the FASB issued ASU No. 2011-04, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. We adopted this amendment on January 1, 2012. The adoption of this update did not have a material effect on our financial statements and disclosures.

In July 2012, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This standard will be effective for our fiscal year beginning January 1, 2013. The adoption of this update is not expected to have a material impact on our financial position, since we currently have no goodwill recorded on our balance sheet.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")”. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. This standard will be effective for our first quarter of 2013, and we are currently evaluating the impact of this pronouncement on our consolidated financial statements.

2.	BALANCE SHEET DETAILS
We had restricted cash of $1.9 million as of December 31, 2012 and December 31, 2011, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 6. Commitments and Contingencies for additional details of the standby letters of credit.
Components of inventories as of December 31, 2012 and December 31, 2011 are shown below (in thousands):

	December 31,
	2012	2011
Inventories:
Purchased parts and raw materials	$20,820	$17,693
Work-in-process	3,186	7,266
Finished goods	9,303	4,244
	$33,309	$29,203
Amounts in the table are presented net of inventory valuation charges for excess and/or obsolete inventories. For the years ended December 31, 2012, 2011 and 2010, we recorded net benefits of approximately $1.6 million, $1.7 million and $3.1 million, respectively, due to a decrease in the amount of written down inventory.
Components of prepaid expenses and other current assets as of December 31, 2012 and December 31, 2011 are shown below (in thousands):

	December 31,
	2012	2011
Prepaid expenses and other current assets:
Value-added tax	$1,133	$2,996
Retirement insurance - foreign employees	1,432	1,185
Other current assets	1,996	4,843
	$4,561	$9,024

At December 31, 2012 and 2011, we recorded $1.4 million and $1.2 million, respectively, in retirement insurance assets, which represent our contributions to a restricted account for retirement benefits for certain of our foreign employees. We record the corresponding obligation for these benefits in accrued compensation and benefits in the accompanying consolidated balance sheets.
Components of property and equipment as of December 31, 2012 and December 31, 2011 are shown below (in thousands):

	December 31,
	2012	2011
Property and equipment, net:
Machinery and equipment	$43,853	$45,174
Furniture and fixtures	9,985	10,002
Leasehold improvements	18,035	17,759
	71,873	72,935
Less: accumulated depreciation	(64,486)	(62,383)
	$7,387	$10,552
Components of other current liabilities as of December 31, 2012 and December 31, 2011 are shown below (in thousands):

	December 31,
	2012	2011
Other current liabilities:
Warranty	$1,691	$3,419
Value-added tax	435	2,073
Restructuring	3,437	1,230
Other	1,955	3,944
	$7,518	$10,666

3.	FAIR VALUE MEASUREMENT

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
Cash and cash equivalents and restricted cash are carried at fair value. Our money market funds and equity instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of December 31, 2012 and December 31, 2011, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash and cash equivalents:
Money market funds	$3,004	$3,004	$13,039	$13,039
Prepaid expenses and other current assets:
Equity instruments	44	44	168	168
Total assets measured at fair value	$3,048	$3,048	$13,207	$13,207
Liabilities measured at fair value:
Other long-term liabilities:
Deferred compensation liabilities	$44	$44	$168	$168
Total liabilities measured at fair value	$44	$44	$168	$168
Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31,
	2012	2011
Developed technology	$1,250	$1,250
Accumulated amortization	(750)	(500)
	$500	$750

Amortization expense for intangibles was $0.3 million in each of the years ended December 31, 2012, 2011 and 2010, and was included as part of research and development expense.

Estimated future amortization expense of our intangible assets as of December 31, 2012 is as follows (in thousands):

Years ending December 31,	Amount
2013	$250
2014	250
Total	$500

5.	RESTRUCTURING CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. In January 2013, we finalized our plans for the fourth phase of the cost reduction plan. The fourth phase of our cost reduction plan broadens our workforce reductions across all areas of the Company and is expected to be completed by the end of the first quarter in 2013.
As of December 2012, we have incurred $6.9 million in restructuring charges under the 2011 Restructuring Plan, of which $5.1 million was recorded during 2012. We expect to incur an additional $2.0 million to $3.0 million related to the 2011 Restructuring Plan, of which we expect the majority of the charges to be incurred during the first quarter of 2013.

During the year ended December 31, 2012, we recorded $4.7 million of employee severance and other expenses and $0.4 million contract termination costs. In 2012, we paid $2.7 million in employee severance and other expenses and $1.4 million in contract termination costs related to the 2011 Restructuring Plan.
The following table summarizes changes in our restructuring accrual for the years ended December 31, 2012 and 2011 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Other Costs (1)	Total
Balance at December 31, 2010	$94	$1,206	$—	$1,300
Expensed	452	1,437	—	1,889
Payments	(370)	(76)	—	(446)
Reserve adjustments	(94)	$94	—	—
Balance at December 31, 2011	82	2,661	—	2,743
Expensed	4,011	355	704	5,070
Payments	(2,190)	(1,420)	(474)	(4,084)
Long-lived assets write-off	—	—	(230)	(230)
Reserve adjustments	102	4	—	106
Balance at December 31, 2012	$2,005	$1,600	$—	$3,605
(1) Other costs include a $0.2 million charge related to impairments of property and equipment resulting from the transfer of our research, development and prototype production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
The restructuring accrual of $3.6 million as of December 31, 2012, is comprised of $2.0 million related to accrued employee severance costs and $1.6 million of contract termination costs related to future rent obligations associated with three vacated leased facilities net of sublease income.
As of December 31, 2012, $3.4 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the consolidated balance sheets, and the remaining $0.2 million of the restructuring accrual was classified as long-term and recorded within other long-term liabilities in the consolidated balance sheets.

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
The following table summarizes changes in our product warranty accrual for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$3,419	$2,539	$1,310
Warranties issued in the period	2,242	3,577	3,599
Costs to service warranties	(4,286)	(3,263)	(2,204)
Warranty accrual adjustments	316	566	(166)
Ending balance	$1,691	$3,419	$2,539

Operating Leases

We hold various operating leases related to our worldwide facilities and equipment. Our minimum annual lease commitments with respect to our operating leases were as follows as of December 31, 2012 (in thousands):

Year Ending December 31,	Minimum Future Lease Payments	Sublease Rental Income	Minimum Future Lease Payments
2013	$4,887	$(345)	$4,542
2014	3,698	—	3,698
2015	3,313	—	3,313
2016	1,884	—	1,884
2017	791	—	791
Thereafter	1,500	—	1,500
	$16,073	$(345)	$15,728

Rent expense was $4.3 million, $5.0 million and $4.6 million in 2012, 2011 and 2010, respectively. We recorded sublease income related to our Exton, Pennsylvania facility of $0.4 million, $0.6 million and $1.1 million in 2012, 2011 and 2010, respectively.

In 2005, we entered into a lease agreement for the building which serves as our corporate headquarters in Fremont, California. The lease is for a period of ten years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual increases of approximately 3.5 percent. We also are responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, under a restoration cost obligation provision, which is being recognized on a straight-line basis over the lease term. To secure this obligation, we provided the landlord a standby letter of credit of $1.5 million.

We continue to lease one building previously used to house the administrative functions related to the wet surface preparation products in Exton, Pennsylvania. The original lease for the administrative building was scheduled to expire on March 31, 2019, with a current rental cost of approximately $0.9 million annually. In December 2011, we reached a settlement with the landlord, which includes exiting from the lease arrangement in July 2015. The settlement also reduces our total future lease obligations from $9.6 million to $3.8 million, which includes $1.0 million in lease termination and other fees. Of the $3.8 million in future lease commitments, we paid $1.7 million in 2012 and the remaining balance on a declining basis through July 2015. We continue to sublease a portion of the Exton facility, which is cancelable by our subtenant anytime after December 31, 2012. We recorded $0.4 million sublease income under the current sublease agreement during 2012. In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. At December 31, 2012 and 2011, we had an accrued liability balance of $1.0 million and $2.3 million, respectively, related to this facility. Adjustments to this accrual will be made in future periods, if events and circumstances change.
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of December 31, 2012, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $1.9 million in money market fund accounts and recorded as restricted cash.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $14.3 million based on the applicable exchange rate as of December 31, 2012), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $14.3 million based on the applicable exchange rate as of December 31, 2012) or through December 31, 2020. The transition of our Canadian operations to Germany will not result in the dissolution of MTC.
We are a party to a variety of agreements, pursuant to which we may be obligated to indemnify other parties with respect to certain matters. Typically, these obligations arise in the context of contracts under which we may agree to hold other parties harmless against losses arising from a breach of representations or with respect to certain intellectual property, operations or tax-related matters. Our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have defenses to asserted claims and/or recourse against third parties for payments made. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, our payments under these agreements have not had a material effect on our financial position, results of operations or cash flows. We believe if we were to incur a loss in any of these matters, such loss would not have a material effect on our financial position, results of operations or cash flows.
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
As previously reported, in 2008 we self-disclosed to BIS certain inadvertent EAR violations. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $0.9 million of which we paid $0.3 million in May 2012 with the remaining $0.6 million suspended for a period of one year and will be waived provided that no violations occur during that period.
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

We report common stock repurchased as treasury stock in the accompanying consolidated balance sheets. Including previous common stock repurchases in 1997 and 1998, our treasury stock as of December 31, 2012 and 2011 was 4.2 million shares at a total purchase price of 38.0 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Accumulated other comprehensive income:
Cumulative translation adjustment	$20,978	$20,466
Unrealized investment gain, net of tax	29	6
	$21,007	$20,472

Stockholder Rights Plan

On July 28, 2005, we adopted a Stockholder Rights Plan ("the Rights Plan"), under which stockholders of record at the close of business on August 15, 2005 received one share purchase right ("Right") for each share of our common stock held on that date. The Rights, which currently trade with our common stock and represent the right to purchase one one thousandth of a share of preferred stock at $55 per share, become exercisable when a person or group acquires 15 percent or more of our common stock ("the acquiror") without prior approval of our Board of Directors. In that event, the Rights would permit our stockholders, other than the acquiror, to purchase shares of our common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Also, under the Rights Plan, (i) prior to a person or group acquiring 15 percent of our common stock, we can redeem the Rights for $0.001 each; (ii) we can issue one Right for each share of common stock that becomes outstanding after the record date and before the acquisition of 15 percent of our common stock by an acquiror; (iii) when the Rights become exercisable, our Board of Directors may authorize the issuance of one share of our common stock in exchange for each Right that is then exercisable; and (iv) in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50 percent discount. The Rights expire on July 27, 2015. As of December 31, 2012, we had approximately 50 million share purchase rights outstanding.

8.	EMPLOYEE STOCK PLANS
In May 2005, we amended and restated our 1989 Stock Option Plan (the "1989 Plan") as the 2005 Equity Incentive Plan (the "2005 Plan"), under which a total of approximately 12 million shares of common stock were reserved for issuance. In June 2007, our shareholders approved an amendment to the 2005 Plan by reserving an additional 2.5 million shares of common stock for issuance under the 2005 Plan. In May 2012, our shareholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which amended and restated the 2005 Equity Incentive Plan to increase our common stock available for grant under the plan by an additional 2.5 million shares, bringing the total shares reserved for issuance to approximately 17 million shares of common stock.

As of December 31, 2012, we had approximately 3.6 million shares available for future grants under the 2012 Plan.
Stock Options
Options to purchase common stock granted under the 2012 Plan generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter. In October

2012, our Board of Directors approved a special stock option retention grant to all existing employees. The 1.7 million shares retention grant vests in its entirety 15 months after the vesting commencement date.
We granted 3.1 million, 1.6 million and 2.1 million stock options during 2012, 2011 and 2010, respectively, with an estimated total grant date fair value of $2.9 million, $2.2 million and $4.0 million, respectively. We settle employee stock option exercises with newly issued common shares.
The following table summarizes the stock option activity under all of our equity incentive plans for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2011	6,489	$4.37
Granted	3,075	$1.67
Exercised	(247)	$0.96
Forfeited or expired	(1,703)	$4.61
Outstanding at December 31, 2012	7,614	$3.34	4.5	$41
Vested and expected to vest at December 31, 2012	7,010	$3.47	4.4	$41
Exercisable at December 31, 2012	3,706	$4.96	2.8	$40

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on December 31, 2012 , for all in-the-money options. There were approximately 0.5 million shares of common stock subject to in-the-money options that were exercisable as of December 31, 2012.
The following table provides supplemental information pertaining to our stock options for the years ended December 31, 2012, 2011 and 2010 (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2012	2011	2010
Weighted-average fair value of options granted	$0.95	$1.36	$1.96
Intrinsic value of options exercised	$211	$122	$441
Cash received from options exercised	$238	$109	$138
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs").

Time-Based Restricted Stock Units

Generally, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. On occasion, we grant time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2012 Plan are counted against the total number of shares of common stock available for grant at a ratio of 1.75 shares of common stock for every one share of common stock subject thereto.

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

As of December 31, 2011, we had 0.2 million performance-based RSUs outstanding. All of the performance-based RSUs expired during the first quarter of 2012. We did not record any compensation expense related to these performance-based RSUs during the years ended December 31, 2012, 2011 and 2010 since the performance targets were not expected to be met.
The following table summarizes RSU activity under all of our equity incentive plans for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2011	246	$3.50
Granted	30	0.88
Released	(15)	$5.65
Forfeited or Expired	(229)	$3.32
Outstanding at December 31, 2012	32	$1.28
Employee Stock Purchase Plan

We have a noncompensatory employee stock purchase plan ("ESPP") which allows each eligible employee to withhold up to 15 percent of gross compensation over semiannual six month ESPP periods to purchase shares of our common stock, limited to 2,000 shares per ESPP period. Under the ESPP, employees purchase stock at a price equal to 90 percent of the fair market value (generally the closing price of our common stock) on the last trading day prior to the end of the six month ESPP offering period.

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.6 million shares were available for issuance as of December 31, 2012. During 2012, 2011 and 2010, we issued 0.1 million shares under the ESPP in each of the respective years, with average purchase prices of $1.23, $1.29 and $3.19, respectively.

Employee Savings Plan

We have an employee retirement/savings plan (the "ESP"), which qualifies under section 401(k) of the Internal Revenue Code. All full-time employees of eligible age (over 21 years old) can participate in the ESP and can contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. At our discretion, we can make matching contributions to the ESP equal to a percentage of the participants' contributions. In March 2009, we suspended matching contributions under the ESP as a cost-cutting measure, but matching contributions were reinstated in July 2011. For the years ended December 31, 2012, 2011 and 2010, we recorded 401(k) match contribution in the amount of $0.2 million, $0.1 million and zero, respectively.

Deferred Compensation Plan

In 2006, we adopted a Deferred Compensation Plan (the "DC Plan"), under which we allow eligible employees and non-employee members of our Board of Directors to defer a specified percentage of their base salary or retainer fees, as appropriate. We are obligated to deliver on a future date the contributions to the DC Plan plus income earned on such contributions. These liabilities represent an unsecured general obligation of ours and rank in parity with other unsecured and unsubordinated indebtedness of ours and are non-transferable and non-tradable.

As of December 31, 2012 and 2011, we had approximately $44,000 and $0.2 million, respectively, in net assets under the DC Plan, which were invested primarily in equity investment funds. These assets are reflected as a component of other assets and the corresponding liabilities are reflected as a component of other long-term liabilities in the accompanying consolidated balance sheets. We terminated the DC Plan in January 2013.

9.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	—	—	—
Expected stock price volatility	82%	77%	74%
Risk-free interest rate	0.5%	1.8%	2.1%
Expected life of options in years	1.5 - 5	5	5
We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option.
Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is the rate on a U.S. Treasury Bill, with a maturity approximating the expected life of the option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero.
Our stock-based compensation for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation by type of award:
Stock options	$1,527	$2,167	$2,442
Restricted stock units	18	112	263
Employee stock purchase plan	20	25	39
	$1,565	$2,304	$2,744
Stock-based compensation by category of expense:
Cost of sales	$68	$82	$96
Research, development and engineering	308	367	451
Selling, general and administrative	1,189	1,855	2,197
	$1,565	$2,304	$2,744

We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2012, 2011 and 2010 as such amounts were immaterial. As of December 31, 2012, we had $2.9 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 1.9 years. As of December 31, 2012, we had $21,000 in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.3 years.

10.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
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
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	For the Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales:
United States	$17,476	14	$10,311	6	$7,211	5
Korea	47,611	38	84,623	46	67,973	49
Taiwan	28,577	23	37,507	20	18,878	14
Other Asia	22,177	17	33,112	18	36,856	27
Europe and others	10,685	8	19,394	10	7,418	5
	$126,526	100	$184,947	100	$138,336	100
In 2012, two customers accounted for 10 percent or more of our total net sales. Sales to these customers represented approximately 41 percent and 12 percent of our total net sales, respectively. In 2011, two customers accounted for 10 percent or more of our total net sales. Sales to these customers represented 42 percent and 10 percent of our total net sales, respectively. In 2010, two customers accounted for 10 percent or more of our total net sales. Sales to these customers represented approximately 40 percent and 12 percent of our total net sales, respectively.
At December 31, 2012, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 35 percent and 29 percent of our total net accounts receivable, respectively. At December 31, 2011, three customers accounted for 10 percent or more of our net accounts receivable, representing approximately 48 percent, 15 percent and 13 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of December 31, 2012 and December 31, 2011 was as follows (in thousands):

	December 31,
	2012	2011
Property and equipment, net:
United States	$3,824	$5,306
Germany	3,131	2,396
Canada	—	2,281
Others	432	569
	$7,387	$10,552

11.	INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic loss	$(20,522)	$(17,052)	$(32,620)
Foreign income (loss)	1,687	772	(462)
Loss before income taxes	$(18,835)	$(16,280)	$(33,082)

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(251)	$16	$(451)
State	3	4	4
Foreign	254	(1,949)	77
Total current	6	(1,929)	(370)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	478	3,599	691
Total deferred	478	3,599	691
Provision for income taxes	$484	$1,670	$321

The provision for income taxes reconciles to the amount computed by multiplying loss before income taxes by the U.S. statutory rate of 35 percent as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Benefits at statutory rate	$(6,593)	$(5,691)	$(11,579)
Deferred tax asset valuation allowance	4,238	5,169	9,699
Foreign earnings taxed at U.S. rates	3,533	291	1,165
Foreign earnings taxed at different rates	417	4,531	1,096
State taxes, net of federal benefit	2	2	2
Nondeductible stock option expense	365	507	573
Uncertain tax position reserve release	(511)	(3,151)	(697)
Foreign tax credits	(1,147)	(144)	(139)
Other	180	156	201
Provision for income taxes	$484	$1,670	$321

Deferred tax assets as of December 31, 2012 and 2011 are comprised of the following (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards (1)	$159,859	$154,953
Reserves not currently deductible	7,919	10,691
Tax credit carryforwards	2,043	985
Depreciation	3,866	4,969
Deferred revenue	927	751
Research and development capitalization	—	17
Other	770	1
Total deferred tax asset	175,384	172,367
Valuation allowance (1)	(175,300)	(172,367)
Net deferred tax asset	84	—
Deferred tax liability	(562)	—
Net deferred tax asset (liability)	$(478)	$—
(1) 2011 deferred tax balances have been revised to decrease the net operating loss carryforwards and valuation allowance by $1.7 million with no impact on net deferred tax assets.  The revision was made to correct previously reported amounts and is not considered to be material.

The valuation allowance as of December 31, 2012 and 2011 is against all deferred tax for all jurisdictions except Korea. Our valuation allowance was determined in accordance with the applicable authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis. As of December 31, 2011, a full valuation allowance was set up against our German deferred tax assets. In assessing the need for a valuation allowance in the current year, management considered historical levels of income and losses, expectations and risks associated with estimate of future taxable income and ongoing prudent and feasible tax planning strategies. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the cyclical nature of the overall semiconductor market thereby negatively impacting our ability to sustain or grow revenues and earnings and the lack of carry-back capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

As of December 31, 2012, we had Federal and state net operating loss carryforwards of approximately $441.2 million and $89.8 million, respectively, which will begin expiring in 2019 for Federal and 2013 for state. We also have foreign net operating loss carryforwards in Canada, Japan, and Germany of approximately $28.6 million, $1.4 million, and $27.6 million, respectively. Canada and Japan net operating loss carryforwards will begin expiring in 2013 and 2014, respectively. The German net operating loss carryforward has an indefinite carryover life.

Our net operating losses include those acquired as a result of our acquisitions of Vortek, STEAG Semiconductor Division, CFM and Concept Systems Design, Inc. The Federal and state net operating losses acquired from the STEAG Semiconductor Division, CFM and Concept are also subject to change in control limitations as defined in Section 382 of the Internal Revenue Code. If certain substantial changes in our ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards that can be utilized.

As of December 31, 2012, we had research credit carryforwards of approximately $3.4 million and $4.0 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2017. The California tax credit can be carried forward indefinitely.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2012, U.S. income taxes were not provided for on a cumulative total of $0.9 million of undistributed earnings for certain foreign subsidiaries. If these earnings were repatriated, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be repatriated. We intend to permanently reinvest all foreign unremitted earnings of foreign subsidiaries outside of the U.S., except for Germany and Korea. Our permanently reinvested non-U.S. earnings have been deployed in active business operations, and it is unlikely that we will repatriate any portion of its permanently reinvested non-U.S. earnings in the future.

As of December 31, 2012, our total unrecognized tax benefits were approximately $25.9 million exclusive of interest and penalties described below. Included in the $25.9 million is approximately $0.7 million of unrecognized tax benefits (net of Federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We anticipate there will be a decrease of $0.4 million in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Income tax expense included estimated interest of $0.1 million for 2012, $0.2 million for 2011, and $0.3 million for 2010. As of December 31, 2012 and 2011, we had $0.2 million and $0.3 million, respectively, accrued for estimated interest. As of December 31, 2012 and 2011, we had no accruals for estimated penalties.

We are subject to United States Federal income tax as well as to income taxes in Germany and various other foreign and U.S. state jurisdictions. Our Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2009 and 2008, respectively. We had no tax audits in progress as of December 31, 2012.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year (1)	$26,200	$28,600	$29,100
Tax positions related to prior years:
Additions	100	—	—
Reductions	—	(100)	—
Expiration of statutes of limitations	(400)	(2,300)	(500)
Balance at the end of the year	$25,900	$26,200	$28,600
(1) Unrecognized tax benefits have been revised to increase the 2010 beginning balance by $1.5 million and increase 2011 changes due to expiration of statues of limitations by $0.4 million. These revisions were made to correct previously reported amounts and are not considered material.

12.	NET LOSS PER SHARE OF COMMON STOCK
Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. Potential dilutive common stock includes stock options and restricted stock units. Since we had net losses in the years ended December 31, 2012, 2011 and 2010, none of the stock options and restricted stock units were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands, except for per share data):

	Years Ended December 31,
	2012	2011	2010
Basic and diluted net loss per share of common stock:
Numerator:
Net loss	$(19,319)	$(17,950)	$(33,403)
Denominator:
Weighted-average shares outstanding - basic	58,538	55,299	50,073
Effect of dilutive potential common shares from stock options and restricted stock units	—	—	—
Weighted-average shares outstanding - diluted	58,538	55,299	50,073
Net loss per share of common stock:
Basic and diluted	$(0.33)	$(0.32)	$(0.67)
All outstanding options to purchase our common stock and restricted stock units are potentially dilutive securities. As of December 31, 2012, 2011 and 2010 , the combined total of options to purchase common stock and restricted stock units outstanding were 7.6 million, 6.7 million and 6.6 million, respectively.

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended December 31, 2012. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted losses per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted losses per share.

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Three Months Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012
Net sales	$50,504	$34,884	$20,398	$20,740
Gross profit	$16,934	$13,255	$7,734	$6,977
Loss from operations	$(1,283)	$(3,072)	$(6,141)	$(8,788)
Net loss	$(1,119)	$(3,346)	$(6,034)	$(8,820)
Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.10)	$(0.15)

Shares used in computing net loss per share:
Basic and diluted	58,420	58,507	58,586	58,638

	Three Months Ended (1)
	April 3, 2011	July 3, 2011	October 2, 2011	December 31, 2011
Net sales	$47,049	$51,259	$44,945	$41,694
Gross profit	$12,881	$13,984	$15,516	$13,867
Loss from operations	$(5,081)	$(4,028)	$(2,625)	$(4,816)
Net loss	$(6,274)	$(5,213)	$(2,289)	$(4,174)
Net loss per share:
Basic and diluted	$(0.12)	$(0.10)	$(0.04)	$(0.07)

Shares used in computing net loss per share:
Basic and diluted	50,287	54,550	58,224	58,276
(1) For presentation purposes, we reclassified certain prior period costs related to our spare parts business from selling, general and administrative expense to cost of sales as they more appropriately reflect costs associated with revenue generating activities. The results of these reclassifications do not affect our net income, cash flows or stockholders' equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth quarter.
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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the captions “Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2013 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year-end December 31, 2012 (2013 Proxy Statement) and is incorporated herein by reference. In addition, on February 19, 2013, Dr. Fusen E. Chen was appointed President and Chief Executive Officer of the Company and elected to serve on the Company's Board of Directors, replacing David Dutton. Dr. Chen has experience within the industry and was most recently Executive Vice President, Semiconductor Systems Products at Novellus Systems, Inc.

We have adopted a Code of Ethics and Business Conduct for all officers, directors and employees. We have posted the Code of Ethics and Business Conduct on our website located at http://www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2013 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2013 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2013 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to consolidated financial statements in Item 8.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2012, 2011 and 2010, which is included in Schedule II of this Form 10-K.

(a)(3) Exhibits

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.
3.2 (3)	Amended and Restated Bylaws of Mattson Technology, Inc.
4.5 (4)
Form of Rights Agreement between the Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)

4.6 (5)	Amendment No. 1 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent
4.7 (12)	Amendment No. 2 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent
10.1 (6) (C)	2005 Equity Incentive Plan
10.2 (7) (C)	Amendment #1 to 2005 Equity Incentive Plan
10.3 (8) (C)	Nonqualified Deferred Compensation Plan
10.4 (2) (C)	1989 Stock Option plan, as amended
10.5 (16)	Amended and Restated 1994 Employee Stock Purchase Plan
10.6 (9) (C)	Form of Indemnity Agreement
10.10 (10)	Industrial Space Lease, dated August 1, 2005, between Mattson Technology, Inc. and Renco Equities IV, a California partnership.
10.11 (11) (C)	Severance and Executive Change of Control Agreement for David Dutton, President and Chief Executive Officer
10.12 (13) (C)	Severance and Executive Change of Control Agreement for J. Michael Dodson, Chief Financial Officer
10.13 (15) (C)	Offer Letter between Mattson Technology, Inc. and J. Michael Dodson
10.14 (16) (C)	2012 Equity Incentive Plan
10.15 (C) *	Severance and Executive Change of Control Agreement for Fusen E. Chen, Chief Executive Officer
10.16 (C) *	Offer Letter between Mattson Technology, Inc. and Fusen E. Chen
21.1 *	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)
31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS (17)	XBRL Instance Document.
101.SCH (17)	XBRL Taxonomy Extension Schema Document.
101.CAL (17)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (17)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (17)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (17)	XBRL Taxonomy Extension Presentation Linkbase Document.

Notes:

*	Filed herewith.

(C)	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K/A filed on January 30, 2001.

(2)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on August 14, 2002.

(3)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on December 22, 2010.

(4)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-A12G filed on August 22, 2005.

(5)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. annual report on Form 10-K filed on March 2, 2007.

(6)	Incorporated by reference to Appendix A to Mattson Technology, Inc. proxy statement filed on April 20, 2005.

(7)	Incorporated by reference to Appendix 1 to Mattson Technology, Inc. proxy statement filed on April 26, 2007.

(8)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. on Form S-8 filed on December 16, 2005.

(9)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on June 10, 2010.

(10)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 4, 2005.

(11)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc current report on Form 8-K filed on June 1, 2011.

(12)	Incorporated by reference to the corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on July 14, 2008.

(13)	Incorporated by reference to the corresponding exhibit to Mattson Technology, Inc. current report on Form 8-K filed on January 6, 2012.

(14)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. annual report on Form 10-K filed on March 11, 2011.

(15)	Incorporated by reference to corresponding exhibit to Mattson Technology, Inc. quarterly report on Form 10-Q filed on November 7, 2011.

(16)	Incorporated by reference to Appendix A to Mattson Technology, Inc. proxy statement filed on March 23, 2012.

(17)
The financial information contained in these XBRL documents are not the official publicly filed financial statements of Mattson Technology, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

Date: March 15, 2013	By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2013	By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: March 15, 2013	By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kenneth Kannappan	Chairman of the Board and Director	March 15, 2013
Kenneth Kannappan

/s/ Richard E. Dyck	Director	March 15, 2013
Richard E. Dyck

/s/ Scott Kramer	Director	March 15, 2013
Scott Kramer

/s/ Shigeru Nakayama	Director	March 15, 2013
Shigeru Nakayama

/s/ Scott Peterson	Director	March 15, 2013
Scott Peterson

/s/ Kenneth Smith	Director	March 15, 2013
Kenneth Smith

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Charged (Credited) to Income	Deduction and Other	Balance at End of Year
2012	$684	$(143)	$—	$541
2011	$681	$8	$(5)	$684
2010	$2,167	$(1,154)	$(332)	$681