Form 10-Q
period 2013-03-31
MATTSON TECHNOLOGY INC
filed 2013-05-09
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
YES    ☐        NO    ☒
At May 3, 2013 there were 58,851,270 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales	$20,237	$50,504
Cost of sales	15,869	33,570
Gross profit	4,368	16,934
Operating expenses:
Research, development and engineering	4,313	6,630
Selling, general and administrative	7,550	10,867
Restructuring and other charges	2,258	720
Total operating expenses	14,121	18,217
Loss from operations	(9,753)	(1,283)
Interest income (expense), net	16	31
Other income (expense), net	283	382
Loss before income taxes	(9,454)	(870)
Provision for income taxes	54	249
Net loss	$(9,508)	$(1,119)
Net loss per share:
Basic and diluted	$(0.16)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	58,728	58,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss	$(9,508)	$(1,119)
Other comprehensive income (loss)
Foreign currency translation adjustments	(459)	104
Unrealized investment gain (loss)	(29)	15
Other comprehensive income (loss)	(488)	119
Comprehensive loss	$(9,996)	$(1,000)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$10,811	$14,354
Restricted cash	1,877	1,877
Accounts receivable, net of allowance for doubtful accounts of $563 as of March 31, 2013 and $541 as of December 31, 2012	12,611	15,660
Advance billings	2,585	1,720
Inventories	33,991	33,309
Prepaid expenses and other current assets	3,456	4,561
Total current assets	65,331	71,481
Property and equipment, net	6,794	7,387
Intangibles, net	438	500
Other assets	640	701
Total assets	$73,203	$80,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,157	$11,767
Accrued compensation and benefits	4,140	4,496
Deferred revenues, current	7,073	6,189
Other current liabilities	6,653	7,518
Total current liabilities	33,023	29,970
Deferred revenues, non-current	2,839	3,059
Other long-term liabilities	3,668	3,748
Total liabilities	39,530	36,777
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 62,915 shares issued and 58,734 shares outstanding as of March 31, 2013; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2012	63	63
Additional paid-in capital	652,418	652,041
Accumulated other comprehensive income	20,519	21,007
Treasury stock, 4,181 shares as of March 31, 2013 and December 31, 2012	(37,986)	(37,986)
Accumulated deficit	(601,341)	(591,833)
Total stockholders' equity	33,673	43,292
Total liabilities and stockholders' equity	$73,203	$80,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net loss	$(9,508)	$(1,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,129	882
Stock-based compensation	377	405
Deferred income taxes	—	105
Other non-cash items	(10)	(111)
Changes in assets and liabilities:
Accounts receivable	3,010	5,585
Advance billings	(865)	752
Inventories	(1,498)	(1,433)
Prepaid expenses and other current assets	1,062	2,105
Other assets	45	17
Accounts payable	3,521	1,497
Accrued compensation and benefits, and other current liabilities	(1,173)	(933)
Deferred revenue	664	(2,710)
Other liabilities	(17)	(88)
Net cash provided by (used in) operating activities	(3,263)	4,954
Cash flows from investing activities:
Purchases of property and equipment	(82)	(421)
Net cash used in investing activities	(82)	(421)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5	127
Net cash provided by financing activities	5	127
Effect of exchange rate changes on cash and cash equivalents	(203)	(175)
Net increase (decrease) in cash and cash equivalents	(3,543)	4,485
Cash and cash equivalents, beginning of period	14,354	31,073
Cash and cash equivalents, end of period	$10,811	$35,558
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and April 1, 2012, statement of comprehensive loss, and the statements of cash flows for the three months ended March 31, 2013 and April 1, 2012, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.
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
Liquidity and Management Plans
As of March 31, 2013 we had cash, cash equivalents and restricted cash of $12.7 million and working capital of $32.3 million. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Agreement") with Silicon Valley Bank, part of SVB Financial Group. Under the Credit Agreement, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.5% and the prime rate, plus

1.5 percent margin. The Credit Agreement is more fully discussed in Note 12, Subsequent Event of the Notes to the condensed consolidated financial statements.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. We adopted this update as of January 1, 2013, and this adoption did not have a material impact on our financial position.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. We adopted this accounting guidance as of January 1, 2013 and this adoption did not have a material impact on our financial position or results of operations.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $1.9 million as of March 31, 2013 and December 31, 2012, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 6. Commitments and Contingencies of the Notes to condensed consolidated financial statements.

Components of inventories as of March 31, 2013 and December 31, 2012 are shown below (in thousands):

	March 31, 2013	December 31, 2012
Inventories, net:
Purchased parts and raw materials	$20,215	$20,820
Work-in-process	5,365	3,186
Finished goods	8,411	9,303
	$33,991	$33,309
Amounts in the table are presented net of inventory valuation charges for excess and/or obsolete inventories. For the three months ended March 31, 2013 and April 1, 2012, we recorded net expense of approximately $0.7 million and a net benefit of $0.5 million, respectively.
Components of prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012 are shown below (in thousands):

	March 31, 2013	December 31, 2012
Prepaid expenses and other current assets:
Prepaid value-added tax	$1,162	$1,133
Retirement insurance - foreign employees	177	1,432
Other current assets	2,117	1,996
	$3,456	$4,561
Components of property and equipment as of March 31, 2013 and December 31, 2012 are shown below (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net:
Machinery and equipment	$43,238	$43,853
Furniture and fixtures	9,763	9,985
Leasehold improvements	17,740	18,035
	70,741	71,873
Less: accumulated depreciation	(63,947)	(64,486)
	$6,794	$7,387
Components of other current liabilities as of March 31, 2013 and December 31, 2012 are shown below (in thousands):

	March 31, 2013	December 31, 2012
Other current liabilities:
Warranty	$1,542	$1,691
Value-added tax	569	435
Restructuring - short-term	3,051	3,437
Other	1,491	1,955
	$6,653	$7,518

3.	FAIR VALUE MEASUREMENT
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
Our money market funds and investment instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of March 31, 2013 and December 31, 2012, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents, short-term investments and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents and restricted cash:
Money market funds	$1,878	$1,878	$4,878	$4,878
Other assets:
Equity instruments	—	—	44	44
Total assets measured at fair value	$1,878	$1,878	$4,922	$4,922
Liabilities measured at fair value:
Other liabilities:
Deferred compensation liabilities	$—	$—	$44	$44
Total liabilities measured at fair value	$—	$—	$44	$44
Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Intangibles, net:
Developed technology	$1,250	$1,250
Accumulated amortization	(812)	(750)
	$438	$500

Amortization expense for intangibles was $0.1 million for each of the three months ended March 31, 2013 and April 1, 2012.

Estimated future amortization expense of our intangible assets as of March 31, 2013 is as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2013	$188
2014	250
Total	$438

5.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of our cost reduction plan broadens our workforce reductions across all areas of the Company and was substantially completed during the first quarter of 2013.
As of March 31, 2013, we have incurred $9.1 million in restructuring and other charges under the 2011 Restructuring Plan, of which $2.3 million was recorded during the first quarter of 2013. We expect to incur an additional $0.5 million to $1.0 million related to the 2011 Restructuring Plan in 2013.
During the three months ended March 31, 2013, we incurred $2.3 million in restructuring and other charges, which included recruiting costs for our new Chief Executive Officer as well as severance expense for our former Chief Executive Officer totaling approximately $$0.6 million. During the three months ended March 31, 2013 we paid $2.6 million in employee severance and other costs.
The following table summarizes changes in the restructuring accrual for the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2013
	Employee Severance Costs	Contract Termination Costs	Other Costs (1)	Total

Beginning balance	$2,005	$1,600	$—	$3,605
Expensed	1,970	—	288	2,258
Payments	(2,509)	(20)	(103)	(2,632)
Foreign currency changes	(18)	(6)	—	(24)
Ending balance	$1,448	$1,574	$185	$3,207
As of March 31, 2013, $3.0 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.2 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

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
The following table summarizes changes in our product warranty accrual for the three months ended March 31, 2013 and April 1, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012

Beginning balance	$1,691	$3,419
Warranties issued in the period	407	942
Costs to service warranties	(568)	(1,213)
Warranty accrual adjustments	12	(455)
Ending balance	$1,542	$2,693
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of March 31, 2013, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $1.9 million in money market collateral accounts. This amount was recorded as restricted cash as of March 31, 2013.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $14.0 million based on the applicable exchange rate as of March 31, 2013), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $14.0 million based on the applicable exchange rate as of March 31, 2013) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
As previously reported, in 2008 we self-disclosed to BIS certain inadvertent EAR violations. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement agreement, we agreed to a civil penalty of $0.9 million of which we paid $0.3 million in May 2012. Payment of the remaining $0.6 million is suspended for a period of one year ending April 30, 2013 and will be waived provided that no violations occur during that period.
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
Stock Options
Options to purchase common stock granted under the 2012 Equity Incentive Plan (the "2012 Plan") generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter.
The following table summarizes the stock option activity under all of our equity incentive plans for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2012	7,614	$3.34
Granted	1,296	$1.23
Exercised	(7)	$0.76
Canceled or forfeited	(1,071)	$2.57
Outstanding at March 31, 2013	7,832	$3.10	4.2	$1,255
Vested and expected to vest at March 31, 2013	7,122	$3.26	3.9	$1,109
Exercisable at March 31, 2013	3,921	$4.70	2.0	$339

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on March 31, 2013 for all in-the-money options. There were approximately 0.7 million shares of common stock subject to in-the-money options that were exercisable as of March 31, 2013.
The following table provides information pertaining to our stock options for the three months ended March 31, 2013 and April 1, 2012 (in thousands, except weighted-average fair values):

	Three Months Ended
	March 31, 2013	April 1, 2012
Weighted-average fair value of options granted	$0.77	$1.78
Intrinsic value of options exercised	$3	$159
Cash received from options exercised	$5	$127
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). At March 31, 2013, we only had outstanding time-based RSUs.

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
The following table summarizes RSU activity under all of our equity incentive plans for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2012	32	$1.28
Granted	375	1.37
Released	—	—
Expired	—	—
Outstanding at March 31, 2013	407	$1.36

8.	STOCK-BASED COMPENSATION
We account for stock-based compensation in accordance with the applicable authoritative guidance, which requires the measurement of stock-based compensation on the date of grant based on the fair value of the award, and the recognition of the expense over the requisite service period for the employee. Compensation related to RSUs is the intrinsic value on the date of grant, which is the closing price of our common stock less the employee exercise price, if any. Compensation related to stock options is determined using a stock option valuation model.
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Expected dividend yield	—	—
Expected stock price volatility	84%	81%
Risk-free interest rate	0.8%	0.8%
Expected life of options in years	4.4	5
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
Our stock-based compensation for the three months ended March 31, 2013 and April 1, 2012 was as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Stock-based compensation by type of award:
Stock options	$357	$388
Restricted stock units	15	12
Employee stock purchase plan	5	5
	$377	$405
Stock-based compensation by category of expense:
Cost of sales	$17	$15
Research, development and engineering	75	73
Selling, general and administrative	285	317
	$377	$405

We did not capitalize any stock-based compensation as inventory in the three months ended March 31, 2013 and April 1, 2012, as such amounts were immaterial. As of March 31, 2013, we had $2.5 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.3 years. As of March 31, 2013, we had $0.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.8 years.

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
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands except percentages):

	Three Months Ended
	March 31, 2013		April 1, 2012
	Amount	Percent	Amount	Percent
Net sales:
United States	$3,084	15	$10,170	20
South Korea	868	4	24,258	48
Taiwan	12,065	60	7,943	16
Other Asia	3,018	15	4,064	8
Europe and others	1,202	6	4,069	8
	$20,237	100	$50,504	100
For the three months ended March 31, 2013, two customers accounted for 10 percent or more of our total net sales. Sales to these customer represented approximately 47 percent and 11 percent of our total net sales, respectively. In the three months ended April 1, 2012, one customer accounted for 62 percent of our total net sales.
At March 31, 2013, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 42 percent and 16 percent of our total net accounts receivable, respectively. At December 31, 2012, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 35 percent and 29 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net:
United States	$3,501	$3,824
Germany	2,920	3,131
Others	373	432
	$6,794	$7,387

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.1 million and $0.2 million for the three months ended March 31, 2013 and April 1, 2012, respectively. The net tax provision for the three months ended March 31, 2013 and April 1, 2012 is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.

11.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three months ended March 31, 2013 and April 1, 2012, none of the stock options and RSUs were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands except per share amounts):

	Three Months Ended
	March 31, 2013	April 1, 2012
Basic and diluted net loss per share of common stock:
Numerator:
Net loss	$(9,508)	$(1,119)

Denominator:
Weighted-average shares outstanding - basic	58,728	58,420
Effect of diluted potential common shares from stock options and restricted stock units	—	—
Weighted-average shares outstanding - diluted	58,728	58,420

Net loss per share of common stock:
Basic and diluted	(0.16)	(0.02)

All outstanding options to purchase our common stock and RSUs are potentially dilutive securities. As of March 31, 2013 and April 1, 2012, the combined total of options to purchase common stock and RSUs outstanding were 8.2 million and 7.4 million, respectively. However, since we had net losses for three months ended March 31, 2013 and April 1, 2012, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.
12. SUBSEQUENT EVENT
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank, part of SVB Financial Group. Under the Credit Agreement, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.5 percent and the prime rate, plus 1.5 percent margin.
The obligations under the Credit Agreement are guaranteed by Mattson International, Inc., our wholly-owned subsidiary (together with Mattson, collectively referred to as the “Loan Parties”), and are secured by substantially all of the assets of the Loan Parties, including a pledge of the capital stock holdings of the Loan Parties in certain of our direct subsidiaries.

At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50% or prime rate plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended.

In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016. If an event of default occurs under the Credit Agreement, the interest rate will increase by 2.00 percent per annum.

The Credit Agreement contains customary affirmative covenants and negative covenants including financial covenants requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA as defined in the Credit Agreement, and a minimum quick ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, sale leaseback transactions, swap agreements, accounting changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to matters such as ERISA, judgments, and a change of control.

In connection with the Credit Agreement, we agreed to pay Silicon Valley Bank an upfront fee of $125,000 and an undrawn line fee equal to 0.375 percent per annum, payable monthly on the unused amount of the revolving credit facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products; the timing of significant customer orders for our products; our ability to attract new customer; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant sales; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructuring activities; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in the international market; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including our Credit Agreement to support future operations and capital expenditures and the expected cost reduction as a result of our 2011 Restructuring Plan; the availability of financing. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2012.

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

•Our Helios XP product line continues to strengthen its position in the foundry segment, reflected by a recent order from a customer in Asia. Furthermore, we received repeat orders for system shipments from another foundry customer in Asia.

•In the etch market, we continue to hold a position in advanced DRAM down to the 2x nanometer ("nm") technology node and have developed a position for 3-DNAND. In the first quarter of 2013, we focused on enhancing the capabilities of our paradigmE product to meet requirements for advanced 2x nm DRAM and 3-DNAND technologies. In the Foundry segment, we completed initial work on processing of advanced transistors. We have shipped an etch system for leading-edge technology node development to an Asian foundry customer and have completed in-house development by another major foundry.

•In 2013, our dry strip systems continue to be used through the 20 nm technology node and are also in use for sub-20 nm technologies that are currently in development. As finFET transistor technologies are being developed, we continue to enhance the capabilities of our SUPREMA products to meet advanced aspect ratio driven process requirements as well as stringent defectivity requirements. In the memory market, the SUPREMA product continues to hold a strong position as non-volatile memory transitions to 3-DNAND technologies.

We experienced industry weakness beginning in the second quarter of 2012, as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products.

In December 2011, we initiated a broad-based cost reduction plan ("2011 Restructuring Plan"). During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. On January 15, 2013, we announced plans for the fourth phase of the 2011 Restructuring Plan, which primarily consisted of further workforce reductions across all areas of the Company. The fourth phase of the 2011 Restructuring Plan was substantially completed during the first quarter of 2013.

We expect that our cost reduction initiatives included in the 2011 Restructuring Plan will provide in excess of $28 million reductions in annual operating expenses beginning in the second quarter of 2013 as measured against annualized operating expenses in the third quarter of 2011. As of March 31, 2013, we have incurred $9.1 million in restructuring and other charges under the 2011 Restructuring Plan, of which $2.3 million was recorded in the first quarter of 2013. We expect to incur an additional $0.5 million related to the 2011 Restructuring Plan in 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
As of March 31, 2013, we had cash, cash equivalents and restricted cash of $12.7 million and working capital of $32.3 million. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility (the "Credit Agreement") with Silicon Valley Bank, part of SVB Financial Group. Under the Credit Agreement, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months.
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
There were no significant changes to our critical accounting policies during the three months ended March 31, 2013. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
A summary of our results of operations for three months ended March 31, 2013 and April 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended
	March 31, 2013		April 1, 2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$20,237	100.0	$50,504	100.0	$(30,267)	(59.9)
Cost of sales	15,869	78.4	33,570	66.5	(17,701)	(52.7)
Gross profit	4,368	21.6	16,934	33.5	(12,566)	(74.2)
Operating expenses:
Research, development and engineering	4,313	21.3	6,630	13.1	(2,317)	(34.9)
Selling, general and administrative	7,550	37.3	10,867	21.5	(3,317)	(30.5)
Restructuring charges	2,258	11.2	720	1.4	1,538	n/m	(1)
Total operating expenses	14,121	69.8	18,217	36.1	(4,096)	(22.5)
Loss from operations	(9,753)	(48.2)	(1,283)	(2.5)	(8,470)	660.2
Interest income (expense), net	16	0.1	31	0.1	(15)	n/m	(1)
Other income (expense), net	283	1.4	382	0.8	(99)	n/m	(1)
Loss before income taxes	(9,454)	(46.7)	(870)	(1.7)	(8,584)	986.7
Provision for income taxes	54	0.3	249	0.5	(195)	n/m	(1)
Net loss	$(9,508)	(47.0)	$(1,119)	(2.2)	$(8,389)	749.7

(1)Not meaningful.

Net Sales
A summary of our net sales for three months ended March 31, 2013 and April 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended
	March 31,	April 1,	Increase (Decrease)
	2013	2012	Amount	Percent
Net sales:
United States	$3,084	$10,170	$(7,086)	(69.7)
International:
Korea	868	24,258	(23,390)	(96.4)
Taiwan	12,065	7,943	4,122	51.9
Other Asia	3,018	4,064	(1,046)	(25.7)
Europe and others	1,202	4,069	(2,867)	(70.5)
	17,153	40,334	(23,181)	(57.5)
Total net sales	$20,237	$50,504	$(30,267)	(59.9)

Net sales were $20.2 million for the three months ended March 31, 2013, a decrease of approximately $30.3 million compared to $50.5 million for the three months ended April 1, 2012 primarily driven by lower overall net sales of etch and strip systems into memory applications. We experienced continued lower industry demand in the first quarter of 2013 as our customers maintained their cautious approach to incremental capital investment in reaction to the global economic environment.
Cost of Sales and Gross Profit
A summary of our cost of sales and gross profit for three months ended March 31, 2013 and April 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended
	March 31,	April 1,	Increase (Decrease)
	2013	2012	Amount	Percent
Cost of sales	$15,869	$33,570	$(17,701)	(52.7)
Gross profit	$4,368	$16,934	$(12,566)	(74.2)
Gross margin	21.6%	33.5%
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Gross margin decreased from 33.5 percent during the three months ended April 1, 2012 to 21.6 percent during the three months ended March 31, 2013 primarily due to lower sales and an unfavorable mix of system sales that were heavily weighted towards our low-margin legacy strip systems in the first quarter of 2013, partially offset by a decrease in manufacturing spending as a result of our cost reduction initiatives.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.

Operating Expenses
In December 2011, we initiated the 2011 Restructuring Plan, which in addition to general cost reduction activities, included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Prior to the initiation of the 2011 Restructuring Plan in the fourth quarter of 2011, annualized operating expenses from the third quarter of 2011 were $72.6 million. We expect that our cost reduction initiatives included in the 2011 Restructuring Plan will provide a reduction of over $28 million in annual operating expenses beginning in the second quarter of 2013 as measured against annualized operating expenses in the third quarter of 2011. Combined with the ongoing gross margin improvement efforts, our cash flow break-even point is expected to be reduced to the mid to high $20 million quarterly net sales level beginning in the second quarter of 2013.
Our financial results for the three months ended March 31, 2013 benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased $4.1 million in the three months ended March 31, 2013 as compared to the same period in prior year.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three months ended March 31, 2013 and April 1, 2012 are as follows (in thousands except for percentages):

	March 31,	April 1,	Increase (Decrease)
	2013	2012	Amount	Percent
Research, development and engineering	$4,313	$6,630	$(2,317)	(34.9)
Percentage of net sales	21.3%	13.1%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $2.3 million in the three months ended March 31, 2013 compared to the three months ended April 1, 2012 largely attributable to reductions in employee related expenses, engineering materials, depreciation expense and certain facilities and information technology costs. The decreases in employee related expenses, engineering material, certain facilities and information technology costs were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011. The decrease in depreciation expense was the result of several assets being fully depreciated as of the end of 2012.
Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three months ended March 31, 2013 and April 1, 2012 are as follows:

	March 31,	April 1,	Increase (Decrease)
	2013	2012	Amount	Percent
Selling, general and administrative	$7,550	$10,867	$(3,317)	(30.5)
Percentage of net sales	37.3%	21.5%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses were $7.6 million in the three months ended March 31, 2013, a decrease of $3.3 million compared to $10.9 million in the three months ended April 1, 2012.
The decrease in selling, general and administrative expenses was primarily attributable to decreases in employee related expenses, outside services, travel and entertainment expenses, all resulting from cost reduction activities which have been on-going since the fourth quarter of 2011 as well as lower sales commissions resulting from lower net sales in the first quarter of 2013. These decreases were partially offset by an increase in amortization and other costs associated with supporting our evaluation tools at customer sites.

Restructuring and Other Charges
As of March 31, 2013, we have incurred $9.1 million in restructuring charges under the 2011 Restructuring Plan, of which $2.3 million was recorded during the first quarter of 2013. We completed the first three phases of the 2011 Restructuring Plan in 2012 and substantially completed the fourth phase of the 2011 Restructuring Plan during the first quarter of 2013.
During the three months ended March 31, 2013, we incurred $2.3 million in restructuring and other expense, which included recruiting costs for our new Chief Executive Officer as well as severance expense for our former Chief Executive Officer totaling approximately $0.6 million. During the three months ended March 31, 2013 we paid $2.6 million in employee severance and other costs. For the remainder of 2013, we expect to incur an additional $0.5 million to $1.0 million related to the 2011 Restructuring Plan.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing to our facility in Fremont, California.
Other Income (Expense), net
Other income (expense), net was $0.3 million in income for the three months ended March 31, 2013, and primarily consisted of foreign exchange gains from foreign currency denominated inter-company balances.
Other income (expense), net was $0.4 million in the first quarter of 2012, which primarily consisted of $0.5 million foreign exchange gains resulting from favorable foreign currency exchange rates.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.1 million and $0.2 million for the three months ended March 31, 2013 and April 1, 2012, respectively. The net tax provision for three months ended March 31, 2013 and April 1, 2012 is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.
Liquidity and Capital Resources
Our cash and cash equivalents was $10.8 million as of March 31, 2013, a decrease of approximately $3.5 million, compared to $14.4 million as of December 31, 2012. Working capital as of March 31, 2013 was $32.3 million, compared to $41.5 million as of December 31, 2012. Stockholders' equity as of March 31, 2013 was $33.7 million, compared to $43.3 million as of December 31, 2012.

	Three Months Ended
	March 31, 2013	April 1, 2012
Net cash provided by (used in) operating activities	$(3,263)	$4,954
Net cash used in investing activities	(82)	(421)
Net cash provided by financing activities	5	127
Effect of exchange rate changes on cash and cash equivalents	(203)	(175)
Net increase (decrease) in cash and cash equivalents	$(3,543)	$4,485
Liquidity and Capital Resources Outlook
As of March 31, 2013, we had cash and cash equivalents of $10.8 million and working capital of $32.3 million. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank, part of SVB Financial Group. Under the Credit Agreement, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin. We are subject to customary affirmative and negative covenants and customary events of default under the Credit Agreement. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months.

Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. For example, our net sales for the three months ended March 31, 2013 decreased 60 percent compared to the same period in 2012. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, our cost reduction efforts may prove ineffective and cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations.
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
Operating Activities
Net cash used in operations was $3.3 million in the three months ended March 31, 2013, comprised primarily of $9.5 million in net loss, partially offset by non-cash charges of $1.5 million and $4.7 million of cash increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $2.1 million decrease in accounts receivable and advance billings, a $2.3 million increase in accounts payable, accrued compensation and benefits and other current liabilities, a $1.1 million decrease in prepaid expenses and other current assets and a $0.7 million increase in deferred revenue, partially offset by a $1.5 million increase in inventory. The decrease in accounts receivable and advance billings was primarily due to the timing of shipments and customer acceptance. The increase in accounts payable, accrued compensation and benefits and other current liabilities and the decrease in prepaid expenses and other current assets were largely attributable to the timing of payments to vendors and service providers. Non-cash charges consisted primarily of $1.1 million of depreciation and amortization and $0.4 million of stock-based compensation.
Net cash provided by operations was $5.0 million in the three months ended April 1, 2012, comprised primarily of $1.1 million in net loss, offset by $4.8 million of cash increases reflected in the net change in assets and liabilities and non-cash charges of $1.2 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $6.3 million decrease in accounts receivable and advance billings primarily due to better cash collection, a $2.1 million decrease in prepaid expenses and other current assets and a $0.6 million increase in accounts payable and accrued liabilities, partially offset by a $2.7 million decrease in deferred revenue and a $1.4 million increase in inventory. Non-cash charges consisted primarily of $0.8 million of depreciation and amortization and $0.4 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Cash used in investing activities was $0.1 million in the three months ended March 31, 2013, which represent our capital spending during the first quarter of 2013.
In the first quarter of 2012, cash used in investing activities was $0.4 million, which represent our first quarter of 2012 capital spending.
Financing Activities
Net cash provided by financing activities was $5,000 for the three months ended March 31, 2013, which consisted of proceeds from issuance of common stock under our employee stock plans.
Net cash provided by financing activities was $0.1 million for the three months ended April 1, 2012, which consisted of proceeds from issuance of common stock under our employee stock plan.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations
Under U.S. GAAP, certain obligations and commitments are not required to be included in our Condensed Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2012 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 1 Basis of Presentation and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Interest Rate Risk
We did not have any short-term investments as of March 31, 2013. Our exposure to interest rate risk relates primarily to money market funds, which we may purchase at different points in time, and the potential losses arising from changes in those interest rates.
Based on the size of the investment portfolio as of March 31, 2013, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank, part of SVB Financial Group. Under the Credit Agreement, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin.
At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate rate plus 0.50% or prime rate plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended.
If an event of default occurs under the Credit Agreement, the interest rate may increase by 2.00 percent per annum.

Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of March 31, 2013, our U.S. operations had approximately $3.8 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.4 million (U.S. dollar strengthening), or a loss of $0.4 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
In the three months ended March 31, 2013 and April 1, 2012, we recorded foreign currency exchange gain of $0.1 million and $0.5 million, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

We included $0.5 million foreign currency translation loss and $0.1 million foreign currency translation adjustment gain in the accompanying Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and April 1, 2012, respectively. The $0.5 million foreign exchange translation adjustment loss in the three months ended March 31, 2013 was primarily due to unfavorably currency exchange rates which negatively impacted the net foreign currency assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred operating losses and generated negative cash flows for the last four years. As of March 31, 2013, we had cash, cash equivalents and restricted cash of $12.7 million, which included $1.9 million of restricted cash and working capital of $32.3 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. Upon closing, we borrowed $10 million under the Credit Agreement at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin. If we do not comply with the affirmative and negative covenants contained in the Credit Agreement, we may be in default under the Credit Agreement which may have a negative impact on our liquidity position. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

International sales accounted for 85 percent of our net sales for the three months ended March 31, 2013 and 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 79 percent of our net sales for the three months ended March 31, 2013 and 78 percent of our net sales for the year ended December 31,2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. In 2008, we self-disclosed to BIS certain inadvertent EAR violations, and in April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement agreement, we agreed to a civil penalty of $850,000 of which we paid $250,000 in May 2012 and $600,000 is suspended for the one-year period ending on April 30, 2013 and will be waived provided that no violations occur during that one-year period.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2012, the closing price range for our common stock was between $0.73 and $3.19 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. In late 2012, we received a warning letter from NASDAQ as a result of our stock trading below $1.00 for a sustained period of time. While our stock price recovered to trade above $1.00 since January 7, 2013, any future decline below $1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

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

Our stock price has been below the 2008 to 2012 five-year peak of $8.39 for several years, and if net sales do not return to the peak 2007 levels or we do not return to profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

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

In addition, we have from time to time enacted, and are currently implementing, restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to incur an additional $0.5 million in restructuring charges in 2013, related to our 2011 Restructuring Plan.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Company.
3.2 (3)	Amended and Restated Bylaws of the Company.
10.1 (4) C	Severance and Executive Change of Control Agreement for Fusen E. Chen, Chief Executive Officer
10.2 (4) C	Offer Letter between Mattson Technology, Inc. and Fusen E. Chen
10.3 (5) C	Release Agreement between Mattson Technology, Inc. and Mr. David Dutton
10.4 (1)	Credit Agreement between Mattson Technology and Silicon Valley Bank
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS (6)	XBRL Instance Document
101.SCH (6)	XBRL Taxonomy Extension Schema Document
101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (6)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (6)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (6)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
C Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 15, 2013.

(5)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 5, 2013.

(6)
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

Date: May 9, 2013

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: May 9, 2013

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)