Form 10-Q
period 2013-06-30
MATTSON TECHNOLOGY INC
filed 2013-08-09
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒     NO    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  x     NO  ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐    NO    ☒
At August 2, 2013 there were 59,014,934 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$24,574	$34,884	$44,811	$85,388
Cost of sales	16,107	21,629	31,976	55,199
Gross profit	8,467	13,255	12,835	30,189
Operating expenses:
Research, development and engineering	4,170	5,791	8,483	12,421
Selling, general and administrative	6,952	9,705	14,502	20,572
Restructuring and other charges	404	831	2,662	1,551
Total operating expenses	11,526	16,327	25,647	34,544
Loss from operations	(3,059)	(3,072)	(12,812)	(4,355)
Interest income (expense), net	(137)	39	(121)	70
Other income (expense), net	(359)	(277)	(76)	105
Loss before income taxes	(3,555)	(3,310)	(13,009)	(4,180)
Provision for income taxes	12	36	66	285
Net loss	$(3,567)	$(3,346)	$(13,075)	$(4,465)
Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.22)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	58,891	58,507	58,810	58,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss	$(3,567)	$(3,346)	$(13,075)	$(4,465)
Other comprehensive income (loss)
Foreign currency translation adjustments	326	(189)	(133)	(85)
Unrealized investment gain (loss)	—	—	(29)	15
Other comprehensive income (loss)	326	(189)	(162)	(70)
Comprehensive loss	$(3,241)	$(3,535)	$(13,237)	$(4,535)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$14,924	$14,354
Restricted cash	2,075	1,877
Accounts receivable, net of allowance for doubtful accounts of $555 as of June 30, 2013 and $541 as of December 31, 2012	10,453	15,660
Advance billings	2,355	1,720
Inventories	33,176	33,309
Prepaid expenses and other current assets	4,628	4,561
Total current assets	67,611	71,481
Property and equipment, net	6,493	7,387
Intangibles, net	375	500
Other assets	895	701
Total assets	$75,374	$80,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,405	$11,767
Accrued compensation and benefits	2,994	4,496
Deferred revenues, current	6,661	6,189
Revolving credit facility	10,000	—
Other current liabilities	4,133	7,518
Total current liabilities	38,193	29,970
Deferred revenues, non-current	2,619	3,059
Other long-term liabilities	3,524	3,748
Total liabilities	44,336	36,777
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 63,190 shares issued and 59,009 shares outstanding as of June 30, 2013; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2012	63	63
Additional paid-in capital	653,024	652,041
Accumulated other comprehensive income	20,845	21,007
Treasury stock, 4,181 shares as of June 30, 2013 and December 31, 2012	(37,986)	(37,986)
Accumulated deficit	(604,908)	(591,833)
Total stockholders' equity	31,038	43,292
Total liabilities and stockholders' equity	$75,374	$80,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net loss	$(13,075)	$(4,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,236	1,781
Stock-based compensation	723	757
Deferred income taxes	(509)	117
Other non-cash items	53	(65)
Changes in assets and liabilities:
Accounts receivable	5,167	6,391
Advance billings	(635)	2,653
Inventories	(1,126)	(5,778)
Prepaid expenses and other current assets	17	2,225
Other assets	46	177
Accounts payable	2,740	(1,188)
Accrued compensation and benefits and other current liabilities	(4,105)	(1,579)
Deferred revenue	34	(1,794)
Other liabilities	(175)	(974)
Net cash used in operating activities	(8,609)	(1,742)
Cash flows from investing activities:
Increase in restricted cash	(198)	—
Purchases of property and equipment	(538)	(731)
Net cash used in investing activities	(736)	(731)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	9,611	—
Proceeds from issuance of common stock, net	260	242
Net cash provided by financing activities	9,871	242
Effect of exchange rate changes on cash and cash equivalents	44	28
Net increase (decrease) in cash and cash equivalents	570	(2,203)
Cash and cash equivalents, beginning of period	14,354	31,073
Cash and cash equivalents, end of period	$14,924	$28,870
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and July 1, 2012, statements of comprehensive loss for the three and six months ended June 30, 2013 and July 1, 2012, and the statements of cash flows for the six months ended June 30, 2013 and July 1, 2012, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.
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
Liquidity and Management Plans
As of June 30, 2013 we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $29.4 million. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of June 30, 2013, we had $10 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-

term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011), and cash generated from product, service and royalty revenues to provide funding for our operations.
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
In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. We adopted this accounting guidance in the first quarter of 2013 and this adoption did not have a material impact on our financial position or results of operations.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 will be effective prospectively in fiscal 2014. We are evaluating the potential impact of this adoption on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.1 million and $1.9 million as of June 30, 2013 and December 31, 2012, respectively, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 7. Commitments and Contingencies of the Notes to condensed consolidated financial statements.
Components of inventories as of June 30, 2013 and December 31, 2012 are shown below (in thousands):

	June 30, 2013	December 31, 2012
Inventories, net:
Purchased parts and raw materials	$18,169	$20,820
Work-in-process	2,137	3,186
Finished goods	12,870	9,303
	$33,176	$33,309
Amounts in the table are presented net of inventory valuation charges for excess and/or obsolete inventories. For the three months ended June 30, 2013 and July 1, 2012, we recorded net expense of approximately $0.1 million and a net benefit of $0.7 million, respectively. We recorded net expense of approximately $0.9 million and a net benefit of $1.3 million, respectively for the six months ended June 30, 2013 and July 1, 2012.
Components of prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 are shown below (in thousands):

	June 30, 2013	December 31, 2012
Prepaid expenses and other current assets:
Prepaid value-added tax	$1,749	$1,133
Retirement insurance - foreign employees	42	1,432
Other current assets	2,837	1,996
	$4,628	$4,561

Components of property and equipment as of June 30, 2013 and December 31, 2012 are shown below (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net:
Machinery and equipment	$42,959	$43,853
Furniture and fixtures	9,817	9,985
Leasehold improvements	18,253	18,035
	71,029	71,873
Less: accumulated depreciation	(64,536)	(64,486)
	$6,493	$7,387

Components of other current liabilities as of June 30, 2013 and December 31, 2012 are shown below (in thousands):

	June 30, 2013	December 31, 2012
Other current liabilities:
Warranty	$1,449	$1,691
Value-added tax	893	435
Restructuring - short-term	731	3,437
Other	1,060	1,955
	$4,133	$7,518

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit on quoted market prices in active markets. As of June 30, 2013 and December 31, 2012, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents and restricted cash:
Money market funds	$4,005	$4,005	$3,004	$3,004
Other assets:
Equity instruments	—	—	44	44
Total assets measured at fair value	$4,005	$4,005	$3,048	$3,048
Liabilities measured at fair value:
Other liabilities:
Deferred compensation liabilities	$—	$—	$44	$44
Total liabilities measured at fair value	$—	$—	$44	$44

Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Intangibles, net:
Developed technology	$1,250	$1,250
Accumulated amortization	(875)	(750)
	$375	$500

Amortization expense for intangibles was $0.1 million for each of the three and six months ended June 30, 2013 and July 1, 2012.

Estimated future amortization expense of our intangible assets as of June 30, 2013 is as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2013	$125
2014	250
Total	$375

5.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. At June 30, 2013, we had $10.0 million outstanding under the Credit Facility.
In the absence of an event of default, any amounts outstanding under the Credit Facility may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016.
At our option, the borrowings under the Credit Facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or prime rate plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. As of June 30, 2013, the effective interest rate on our outstanding borrowings was 4.75 percent, which represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. If an event of default occurs under the Credit Facility, the interest rate will increase by 2.0 percent per annum.
The obligations under the Credit Facility are guaranteed by Mattson International, Inc., our wholly-owned subsidiary (together with Mattson, collectively referred to as the “Loan Parties”), and are secured by substantially all of the assets of the Loan Parties, including a pledge of the capital stock holdings of the Loan Parties in certain of our direct subsidiaries.
The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA as defined in the Credit Facility, for two consecutive quarters, and a minimum quick ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, sale leaseback transactions, swap agreements, accounting changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.
The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to matters such as ERISA, judgments, and a change of control. Due to the potential for acceleration of obligations under the Credit Facility upon the occurrence of certain events, some of which are outside our control, borrowings under the Credit Facility are classified within current liabilities in the Condensed Consolidated Balance Sheets.
As of June 30, 2013, we were required to maintain a minimum consolidated quick ratio of 0.75 to 1.0 and a minimum consolidated EBITDA as defined in the Credit Facility, of negative $11.0 million for the two consecutive quarters ended June 30, 2013. As of June 30, 2013, we were in compliance with our financial covenants.
We incurred $0.4 million debt issuance costs in connection with the Credit Facility, which will be amortized over the three-year term of the Credit Facility. In addition we pay monthly commitment fees, equal to 0.3750 percent per annum, on the unused portion of the Credit Facility.

6.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of our cost reduction plan broadened our workforce reductions across all areas of the Company and was substantially completed during the first half of 2013.
As of June 30, 2013, we have incurred $9.5 million in restructuring and other charges under the 2011 Restructuring Plan, of which $2.7 million was recorded during the first six months of 2013. We expect to incur an additional $0.1 million related to the 2011 Restructuring Plan in the remaining period of 2013.
The following table summarizes changes in the restructuring accrual for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Employee Severance Costs	Contract Termination Costs	Other Costs	Total	Employee Severance Costs	Contract Termination Costs	Other Costs	Total
Beginning balance	$1,448	$1,574	$185	$3,207	$2,005	$1,600	$—	$3,605
Charges	349	—	55	404	2,319	—	343	2,662
Payments	(1,696)	(842)	(184)	(2,722)	(4,205)	(862)	(288)	(5,355)
Foreign currency changes	3	(2)	(24)	(23)	(15)	(8)	(23)	(46)
Ending balance	$104	$730	$32	$866	$104	$730	$32	$866
During the three months ended June 30, 2013, we incurred $0.4 million employee severance and other costs and we paid $1.9 million in employee severance and other costs and $0.8 million of contract termination costs. During the six months ended June 30, 2013, we incurred $2.7 million in employee severance and other costs, which included recruiting costs for our new chief executive officer as well as severance expense for our former chief executive officer totaling approximately $0.6 million. During the six months ended June 30, 2013, we paid $4.5 million in employee severance and other costs and $0.9 million contract termination costs.
As of June 30, 2013, $0.7 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.1 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

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
The following table summarizes changes in our product warranty accrual for the three and six months ended June 30, 2013 and July 1, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Beginning balance	$1,542	$2,693	$1,691	$3,419
Warranties issued in the period	467	664	874	1,606
Costs to service warranties	(539)	(1,222)	(1,107)	(2,435)
Warranty accrual adjustments	(21)	780	(9)	325
Ending balance	$1,449	$2,915	$1,449	$2,915
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of June 30, 2013, the maximum potential amount that we could be required to pay was $2.1 million, the total amount of outstanding standby letters of credit, which were secured by $2.1 million in money market collateral accounts. This amount was recorded as restricted cash as of June 30, 2013.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.6 million based on the applicable exchange rate as of June 30, 2013), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $13.6 million based on the applicable exchange rate as of June 30, 2013) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
As previously reported, in 2008 we self-disclosed to BIS certain inadvertent EAR violations. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement agreement, we agreed to a civil penalty of $0.9 million of which we paid $0.3 million in May 2012. Payment of the remaining $0.6 million was suspended for a period of one year ended April 30, 2013 and was waived provided that no violations occurred during that period. We are not aware of any known violations during this period.
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
The following table summarizes the stock option activity under all of our equity incentive plans for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2012	7,614	$3.34
Granted	1,399	$1.28
Exercised	(243)	$0.85
Canceled or forfeited	(2,799)	$4.34
Outstanding at June 30, 2013	5,971	$2.48	4.9	$3,781
Vested and expected to vest at June 30, 2013	5,384	$2.60	4.6	$3,290
Exercisable at June 30, 2013	2,392	$4.09	3.0	$630

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on June 30, 2013 for all in-the-money options.
The following table provides information pertaining to our stock options for the six months ended June 30, 2013 and July 1, 2012 (in thousands, except weighted-average fair values):

	Six Months Ended
	June 30, 2013	July 1, 2012
Weighted-average fair value of options granted	$0.80	$1.78
Intrinsic value of options exercised	$199	$197
Cash received from options exercised	$207	$150
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). At June 30, 2013, we only had time-based RSUs outstanding.

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
The following table summarizes RSU activity under all of our equity incentive plans for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2012	32	$1.28
Granted	375	1.37
Released	(8)	1.03
Canceled	—	—
Outstanding at June 30, 2013	399	$1.36

9.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected dividend yield	—	—	—	—
Expected stock price volatility	83%	81%	83%	81%
Risk-free interest rate	0.9%	0.7%	0.8%	0.8%
Expected life of options in years	4.4	5.0	4.4	5.0
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
Our stock-based compensation for the three and six months ended June 30, 2013 and July 1, 2012 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Stock-based compensation by type of award:
Stock options	$309	$343	$666	$732
Restricted stock units	32	4	47	15
Employee stock purchase plan	5	5	10	10
	$346	$352	$723	$757
Stock-based compensation by category of expense:
Cost of sales	$9	$17	$26	$32
Research, development and engineering	70	74	145	147
Selling, general and administrative	267	261	552	578
	$346	$352	$723	$757

We did not capitalize any stock-based compensation as inventory in the six months ended June 30, 2013 and July 1, 2012, as such amounts were immaterial. As of June 30, 2013, we had $2.1 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.2 years. As of June 30, 2013, we had $0.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.6 years.

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
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales:
United States	$3,252	13	$2,074	6	6,336	14	12,244	14
South Korea	1,407	6	18,798	54	2,275	5	43,056	51
Taiwan	14,659	60	4,087	12	26,724	60	12,030	14
Other Asia	4,300	17	6,157	18	7,318	16	10,222	12
Europe and others	956	4	3,768	10	2,158	5	7,836	9
	$24,574	100	$34,884	100	44,811	100	85,388	100
For the three months ended June 30, 2013, two customers accounted for 10 percent or more of our total net sales. Sales to these customer represented approximately 49 percent and 11 percent of our total net sales, respectively. For the six months ended June 30, 2013, one customer accounted for 10 percent or more of our total net sales. Sales to this customer represented approximately 48 percent of our total net sales.
For the three and six months ended July 1, 2012, one customer accounted for 10 percent or more of our total net sales. Sales to this customer represented approximately 49 percent and 56 percent of our total net sales for the three and six months ended July 1, 2012, respectively.
At June 30, 2013, three customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 28 percent, 21 percent and 10 percent of our total net accounts receivable, respectively. At December 31, 2012, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 35 percent and 29 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net:
United States	$3,614	$3,824
Germany	2,769	3,131
Others	110	432
	$6,493	$7,387

11.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded minimal income tax provisions for the three and six months ended June 30, 2013.
The net tax provision for the three and six months ended June 30, 2013 and July 1, 2012 is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.

12.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three and six months ended June 30, 2013 and July 1, 2012, none of the stock options and RSUs were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.
The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic and diluted net loss per share of common stock:
Numerator:
Net loss	$(3,567)	$(3,346)	$(13,075)	$(4,465)

Denominator:
Weighted-average shares outstanding - basic	58,891	58,507	58,810	58,463
Effect of diluted potential common shares from stock options and restricted stock units	—	—	—	—
Weighted-average shares outstanding - diluted	58,891	58,507	58,810	58,463
Net loss per share of common stock:
Basic and diluted	$(0.06)	$(0.06)	$(0.22)	$(0.08)
All outstanding options to purchase our common stock and RSUs are potentially dilutive securities. As of June 30, 2013 and July 1, 2012, the combined total of options to purchase common stock and RSUs outstanding were 6.4 million and 7.0 million, respectively. However, since we had net losses for three and six months ended June 30, 2013 and July 1, 2012, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products; the timing of significant customer orders for our products; our ability to attract new customer; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant sales; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including outsourcing plans, operating expenses, and the expected effects, cost and timing of restructuring activities including our 2011 Restructuring Plan; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in the international market; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including our Credit Agreement to support future operations and capital expenditures; compliance with financial covenants related to our revolving credit facility; and the availability of financing. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2012.

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
We continue to make progress in our strategic initiatives and are strengthening our product positions:

•
In the etch market, we continue to hold a position in advanced DRAM down to the 2x nanometer ("nm") technology node and have developed a position for 3-D NAND. In the second quarter of 2013, the enhanced capabilities of our paradigmE product are meeting the requirements for advanced 2x nm DRAM and 3-D NAND technologies. We shipped a system to a major memory maker for the qualification of their advanced products and are planning to support their production ramps beginning at the end of 2013 and continuing through 2014.  In the foundry segment, we are continuing leading-edge development at an Asian foundry customer for 3-D finFET transistor products at the 2x nm and smaller technology nodes.

•
In Rapid Thermal Anneal, our expansion in the 2x nm foundry segment will continue through the end of the year with our Helios XP that is providing a high volume manufacturing solution at major foundries. Our Helios XP product line continues to strengthen its position in the foundry segment, reflected by multiple production repeat orders from a customer in Asia. The Helios XP is also positioned at foundry customers around the globe and is qualified for advanced technology nodes less than 20 nm.

•
In Millisecond Anneal, the Millios holds an important role in the startup of a major 2x nm logic production line. Having run intensive production testing in-house, we have now shipped an additional system for volume production and we expect incremental revenue contribution beginning in the fourth quarter of 2013.

•
In Dry Strip, our products continue to be used through the 20 nm technology node and are in development for sub-20 nm technologies.  As finFET transistor technologies are being developed, we continue to enhance the capabilities of our SUPREMA products to meet advanced aspect ratio driven process requirements as well as stringent defectivity requirements. In the memory market, the SUPREMA product continues to hold a strong position in 2x nm DRAM and 3-D NAND technologies, and we have made shipments in the past two quarters to foundries for production ramps in 28 and 20 nm technology nodes.

We experienced industry weakness beginning in the second quarter of 2012, as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products. We started to see improvements in market conditions and customer demand starting in the second quarter of 2013, and we expect continued improvement in the second half of 2013 as compared to the first half primarily driven by a memory investment cycle and foundry spending at 20nm.

In December 2011, we initiated a broad-based cost reduction plan ("2011 Restructuring Plan"). During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of the 2011 Restructuring Plan primarily consisted of further workforce reductions across all areas of the Company, and was substantially completed during the first half of 2013.

From the inception of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate has decreased 38%, representing approximately $28 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011. We incurred $9.5 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $2.7 million was recorded in the first half of 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in the second half of 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
As of June 30, 2013, we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $29.4 million. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months.
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
There were no significant changes to our critical accounting policies during the six months ended June 30, 2013. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
A summary of our results of operations for three and six months ended June 30, 2013 and July 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended
	June 30, 2013		July 1, 2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$24,574	100.0	$34,884	100.0	$(10,310)	(29.6)
Cost of sales	16,107	65.5	21,629	62.0	(5,522)	(25.5)
Gross profit	8,467	34.5	13,255	38.0	(4,788)	(36.1)
Operating expenses:
Research, development and engineering	4,170	17.0	5,791	16.6	(1,621)	(28.0)
Selling, general and administrative	6,952	28.3	9,705	27.8	(2,753)	(28.4)
Restructuring charges	404	1.6	831	2.4	(427)	n/m	(1)
Total operating expenses	11,526	46.9	16,327	46.8	(4,801)	(29.4)
Loss from operations	(3,059)	(12.4)	(3,072)	(8.8)	13	(0.4)
Interest income (expense), net	(137)	(0.6)	39	0.1	(176)	n/m	(1)
Other income (expense), net	(359)	(1.5)	(277)	(0.8)	(82)	n/m	(1)
Loss before income taxes	(3,555)	(14.5)	(3,310)	(9.5)	(245)	7.4
Provision for income taxes	12	—	36	0.1	(24)	n/m	(1)
Net loss	$(3,567)	(14.5)	$(3,346)	(9.6)	$(221)	6.6

	Six Months Ended
	June 30, 2013		July 1, 2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$44,811	100.0	$85,388	100.0	$(40,577)	(47.5)
Cost of sales	31,976	71.4	55,199	64.6	(23,223)	(42.1)
Gross profit	12,835	28.6	30,189	35.4	(17,354)	(57.5)
Operating expenses:
Research, development and engineering	8,483	18.9	12,421	14.5	(3,938)	(31.7)
Selling, general and administrative	14,502	32.4	20,572	24.1	(6,070)	(29.5)
Restructuring charges	2,662	5.9	1,551	1.8	1,111	n/m	(1)
Total operating expenses	25,647	57.2	34,544	40.5	(8,897)	(25.8)
Loss from operations	(12,812)	(28.6)	(4,355)	(5.1)	(8,457)	194.2
Interest income (expense), net	(121)	(0.3)	70	0.1	(191)	n/m	(1)
Other income (expense), net	(76)	(0.2)	105	0.1	(181)	n/m	(1)
Loss before income taxes	(13,009)	(29.1)	(4,180)	(4.9)	(8,829)	211.2
Provision for (benefit from) income taxes	66	0.1	285	0.3	(219)	n/m	(1)
Net loss	$(13,075)	(29.2)	$(4,465)	(5.2)	$(8,610)	192.8

(1)Not meaningful.

Net Sales
A summary of our net sales for the three and six months ended June 30, 2013 and July 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Increase (Decrease)		June 30,	July 1	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net sales:
United States	$3,252	$2,074	$1,178	57%	$6,336	$12,244	$(5,908)	(48)%
International:
Korea	1,407	18,798	(17,391)	(93)%	2,275	43,056	(40,781)	(95)%
Taiwan	14,659	4,087	10,572	259%	26,724	12,030	14,694	122%
Other Asia	4,300	6,157	(1,857)	(30)%	7,318	10,222	(2,904)	(28)%
Europe and others	956	3,768	(2,812)	(75)%	2,158	7,836	(5,678)	(72)%
	21,322	32,810	(11,488)	(35)%	38,475	73,144	(34,669)	(47)%
Total net sales	$24,574	$34,884	$(10,310)	(30)%	$44,811	$85,388	$(40,577)	(48)%
Net sales were $24.6 million for the three months ended June 30, 2013, a decrease of approximately $10.3 million compared to $34.9 million for the three months ended July 1, 2012. Net sales were $44.8 million for the six months ended June 30, 2013, a decrease of approximately $40.6 million compared to $85.4 million for the six months ended July 1, 2012. The decreases in net sales in the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily driven by lower overall net sales of etch and strip systems into memory and logic applications.
We experienced industry weakness beginning in the second quarter of 2012, as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products. We started to see improvements in market conditions and customer demands starting in the second quarter of 2013, and we expect continued improvement in the second half of 2013 as compared to the first half of 2013 primarily driven by a memory investment cycle and foundry spending at 20nm.

Cost of Sales and Gross Profit
A summary of our cost of sales and gross profit for the three and six months ended June 30, 2013 and July 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Increase (Decrease)		June 30,	July 1,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Cost of sales	$16,107	$21,629	$(5,522)	(25.5)	$31,976	$55,199	$(23,223)	(42.1)
Gross profit	$8,467	$13,255	$(4,788)	(36.1)	$12,835	$30,189	$(17,354)	(57.5)
Gross margin	34.5%	38.0%			28.6%	35.4%
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Gross margin decreased from 38.0 percent during the three months ended July 1, 2012 to 34.5 percent during the three months ended June 30, 2013. Gross margin decreased from 35.4 percent during the six months ended July 1, 2012 to 28.6 percent during the six months ended June 30, 2013. The decreases in gross margin in the three and six months ended June 30, 2013 compared to the same periods were primarily due to lower sales and an unfavorable mix of system sales that were heavily weighted towards our low-margin legacy strip systems in the first half of 2013, partially offset by a decrease in manufacturing spending as a result of our cost reduction initiatives.

Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Operating Expenses
In December 2011, we initiated the 2011 Restructuring Plan, which in addition to general cost reduction activities, included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Prior to the initiation of the 2011 Restructuring Plan in the fourth quarter of 2011, annualized operating expenses from the third quarter of 2011 were $71.8 million. As a result of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate has decreased 38%, representing approximately $28 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011.
Our financial results for the three and six months ended June 30, 2013 benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased $4.8 million and $8.9 million, respectively, during the three and six months ended June 30, 2013, as compared to the same periods in the prior year.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three and six months ended June 30, 2013 and July 1, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Increase (Decrease)		June 30,	July 1,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Research, development and engineering	$4,170	$5,791	$(1,621)	(28.0)	$8,483	$12,421	$(3,938)	(31.7)
Percentage of net sales	17.0%	16.6%			18.9%	14.5%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $1.6 million in the three months ended June 30, 2013 compared to the three months ended July 1, 2012 largely attributable to reductions in employee related expenses, outside services and engineering materials costs. The decreases were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011.
Research, development and engineering expenses decreased $3.9 million in the six months ended June 30, 2013 compared to the six months ended July 1, 2012 largely attributable to reductions in employee related expenses, engineering materials, outside services, depreciation expense and certain facilities costs. The decreases in employee related expenses, engineering material, outside services and certain facilities costs were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011. The decrease in depreciation expense was the result of several assets being fully depreciated as of the end of 2012.
Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three and six months ended June 30, 2013 and July 1, 2012 are as follows:

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Increase (Decrease)		June 30,	July 1,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Selling, general and administrative	$6,952	$9,705	$(2,753)	(28.4)	$14,502	$20,572	$(6,070)	(29.5)
Percentage of net sales	28.3%	27.8%			32.4%	24.1%

Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses decreased by $2.8 million during the three months ended June 30, 2013 as compared with the three months ended July 1, 2012. Selling, general and administrative expenses decreased by $6.1 million during the six months ended June 30, 2013 as compared with the six months ended July 1, 2012. The decreases in selling, general and administrative expenses was primarily attributable to lower employee related expenses, outside services, travel and entertainment expenses, all resulting from cost reduction activities that have been on-going since the fourth quarter of 2011, as well as reduction in sales commissions due to lower net sales in the first half of 2013. These decreases were partially offset by an increase in amortization and other costs associated with supporting our evaluation tools at customer sites.
Restructuring and Other Charges
As of June 30, 2013, we incurred $9.5 million in restructuring charges under the 2011 Restructuring Plan, of which $2.7 million was recorded during the first half of 2013. We completed the first three phases of the 2011 Restructuring Plan in 2012 and substantially completed the fourth phase of the 2011 Restructuring Plan during the first half of 2013.
During the three months ended June 30, 2013, we incurred $0.4 million in restructuring expense and we paid $1.9 million in employee severance and other costs and $0.8 million in contract termination costs.
During the six months ended June 30, 2013, we incurred $2.7 million in restructuring and other expense, which included recruiting costs for our new Chief Executive Officer as well as severance expense for our former Chief Executive Officer totaling approximately $0.6 million. During the first six months of 2013, we paid $4.5 million in employee severance and other costs and $0.9 million in contract termination costs.
We expect to incur an additional $0.1 million related to the 2011 Restructuring Plan in the second half of 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in the second half of 2013 related to the transfer of research, development and pilot-line production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing to our facility in Fremont, California.
Interest Income (Expense), net
Interest income (expense), net was $0.1 million net expense for the each of the three and six months ended June 30, 2013 and primarily resulted from interest charges on the $10 million outstanding borrowings on our revolving credit facility.
Other Income (Expense), net
Other income (expense), net was $0.4 million and $0.1 million net expense for the three and six months ended June 30, 2013, respectively, which primarily consisted of foreign exchange losses from foreign currency denominated inter-company balances.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded minimal income tax provisions for the three and six months ended June 30, 2013 and July 1, 2012.
The net tax provision for the three and six months ended June 30, 2013 is the result of the mix of profits earned in tax jurisdictions with a broad range of income tax rates.
Liquidity and Capital Resources
Our primary liquidity and capital resource needs are to support our working capital requirements and to support potential business growth. As of June 30, 2013, our primary sources of liquidity included $14.9 million of cash and cash equivalents, as well as amounts available to us under the Credit Facility. At June 30, 2013, our cash and cash equivalents included $2.2 million of cash held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

	Six Months Ended
	June 30, 2013	July 1, 2012
Net cash used in operating activities	$(8,609)	$(1,742)
Net cash used in investing activities	(736)	(731)
Net cash provided by financing activities	9,871	242
Effect of exchange rate changes on cash and cash equivalents	44	28
Net increase (decrease) in cash and cash equivalents	$570	$(2,203)
Liquidity and Capital Resources Outlook
As of June 30, 2013, we had cash and cash equivalents of $14.9 million and working capital of $29.4 million. On April 12, 2013, we entered into a three-year $25 million Credit Facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. Upon closing, we borrowed $10 million under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. We are subject to customary affirmative and negative covenants and customary events of default under the Credit Facility. As of June 30, 2013, we were required to maintain a minimum consolidated quick ratio of 0.75 to 1.0 and a minimum consolidated EBITDA as defined in the Credit Facility, of negative $11 million for two consecutive quarters ended June 30, 2013. As of June 30, 2013 we were in compliance with our financial covenants. We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months.
Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. For example, our net sales for the six months ended June 30, 2013 decreased 48 percent compared to the same period in 2012. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, our cost reduction efforts may prove ineffective and cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations.
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
Operating Activities
Net cash used in operations was $8.6 million in the six months ended June 30, 2013, comprised primarily of $13.1 million in net loss, partially offset by non-cash charges of $2.5 million and $2.0 million of cash increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $4.5 million decrease in accounts receivable and advance billings, partially offset by a $1.4 million decrease in accounts payable, accrued compensation and benefits and other current liabilities, and a $1.1 million increase in inventory. The decrease in accounts receivable and advance billings was primarily due to the timing of shipments and customer acceptance. The decrease in accounts payable, accrued compensation and benefits and other current liabilities were largely attributable to the timing of payments to vendors and service providers. Non-cash charges consisted primarily of $2.2 million of depreciation and amortization and $0.7 million of stock-based compensation partially offset by a $0.5 million decrease in deferred income taxes.
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
Investing Activities
Cash used in investing activities was $0.7 million in the six months ended June 30, 2013, which consisted of $0.5 million capital spending and a $0.2 million increase in restricted cash.
In the six months ended July 1, 2012, cash used in investing activities was $0.7 million, which represents our capital spending during the first six months of 2012.
Financing Activities
Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2013, which consisted of $9.6 million in proceeds from our revolving credit facility, net of borrowing costs, and $0.3 million in proceeds from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities was $0.2 million for the six months ended July 2, 2012, which consisted of proceeds from the issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
Contractual Obligations
On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. As of June 30, 2013, we had $10 million outstanding under the Credit Facility, which is reported as part of Current Liabilities in our Condensed Consolidated Balance Sheet. See Note 5. Revolving Credit Facility of the Notes to condensed consolidated financial statements.
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
Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or prime rate plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended.
As of June 30, 2013, we had $10 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. As of June 30, 2013, a 100 basis point interest rate fluctuation would increase our interest expense by $0.1 million annually.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, Canadian dollar or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of June 30, 2013, our U.S. operations had approximately $1.1 million, net, in foreign denominated operating inter-company receivables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.1 million (U.S. dollar strengthening), or a loss of $0.1 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
In the six months ended June 30, 2013 and July 1, 2012, we recorded $0.3 million foreign currency exchange losses and $0.2 million foreign currency gains, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
We included $0.1 million foreign currency translation adjustment loss in each of the six months ended June 30, 2013 and July 1, 2012 in the accompanying Condensed Consolidated Statement of Comprehensive Loss primarily due to unfavorable currency exchange rates which negatively impacted the net foreign currency assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred operating losses and generated negative cash flows for the last four years. As of June 30, 2013, we had cash, cash equivalents and restricted cash of $17.0 million, which included $2.1 million of restricted cash and working capital of $29.4 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. Upon closing, we borrowed $10 million under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility,which may have a negative impact on our liquidity position. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

We derive most of our net sales from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in each of the years ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net sales. We currently depend on one customer for a significant portion of our net sales, and the delay, significant reduction in, or loss of, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in our 2012 Annual Report on Form 10-K for a detailed description of our customer concentration.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages or excess inventory, such as the delay in orders for certain SUPREMA strip systems to a foundry that we experienced in the second quarter of 2012. In addition, customer order cancellations, which are occurring more regularly in our business, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. Any such changes, delays and cancellations in orders in turn could cause our operating results to fluctuate. If customer relationships are disrupted due to an inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including the delay in the second quarter of 2012 described below. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net sales. If shipments of orders in backlog are canceled or delayed, net sales could fall below our expectations and the expectations of market analysts and investors.

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

The semiconductor industry has historically experienced periodic downturns due to general economic changes or due to capacity growth temporarily exceeding growth in demand for semiconductor devices. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, we experienced a delay in the shipment of SUPREMA strip systems in the second quarter of 2012 as a result of softness in the industry. As a result, we had a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

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

International sales accounted for 86 percent of our net sales for both the six months ended June 30, 2013 and the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 81 percent of our net sales for the six months ended June 30, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

The recessionary conditions of 2008 and 2009 in the global economy and the slowdown in the semiconductor industry still continue to impact customer demand for our products and correspondingly, negatively impacted our financial performance. There remains high unemployment in developed countries, concerns regarding the availability of credit, uncertainty about a sustained economic recovery in the U.S. and fears of further economic deterioration in Europe, China, and the developing world, which in turn, may lead to a global downturn. Any of these factors could have a negative impact on our business, or our financial condition.

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

Because of the economic downturn and the uncertainty of a full recovery, we are continuing to take, and may have to take additional, actions to reduce costs. These actions have reduced, and could further reduce, our ability to invest in research and development at levels we believe are desirable. If we are unable to effectively align our cost structure with prevailing market conditions, we will experience additional losses and additional reductions in our cash and cash equivalents. If we are not able to suitably adapt to these economic conditions in a timely manner or at all, our performance, cash flows, results of operations and ability to access capital could be materially and adversely impacted.

We are exposed to various risks relating to compliance with the regulatory environment, including export control laws material contracts provisions and conflict-mineral reporting, and non-compliance or non-performance with any of these items could result in adverse consequences and monetary fines or damages.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S. these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the State Department's Directorate of Defense Trade Controls, the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. In addition, we must comply with certain requirements related to documentation, record keeping, plant visits and hiring of foreign nationals. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. In 2008, we self-disclosed to BIS certain inadvertent EAR violations, and in April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure and paid a civil penalty of $250,000.

We are a party to governmental contracts that provide for liquidated damages in the event that we fail to comply with their covenants or requirements. These liquidated damage payments could be significant and may adversely impact our financial condition or results of operations.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. We have to date incurred costs and expect to incur additional costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs

Because of competition for qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products.

Our growth will depend on our ability to attract and retain qualified, experienced employees. Our ability to attract employees may be harmed by our recent financial losses, which have impacted our available cash and our ability to provide performance-based annual cash incentives. Also, part of our total compensation program includes share-based compensation. Share-based compensation is an important tool in attracting and retaining employees in our industry. If the market price of our common shares declines or remains low, it may adversely affect our ability to attract or retain employees.

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

In addition, we have from time to time enacted, and are currently implementing, restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to incur an additional $0.1 million in restructuring charges in 2013, related to our 2011 Restructuring Plan.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.

We have indebtedness. In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of June 30, 2013, we had $10 million outstanding under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future will be dedicated to the repayment of the Credit Facility; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

A failure to comply with the covenants and other provisions of the Credit Facility could result in events of default under such instruments, which could permit acceleration of repayment of all amounts due under the Credit Facility. Any required repayment of our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Company.
3.2 (3)	Amended and Restated Bylaws of the Company.
10.1 (4) C	Release Agreement between Mattson Technology, Inc. and Mr. David Dutton
10.2 (5)	Credit Agreement between Mattson Technology and Silicon Valley Bank
10.3 (1) C	Offer Letter between Mattson Technology, Inc. and Hoang H. Hoang
10.4 (1) C	Change of Control Agreement Between Mattson Technology, Inc. and Hoang H. Hoang
31.1 (1)	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2 (1)	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS (6)	XBRL Instance Document
101.SCH (6)	XBRL Taxonomy Extension Schema Document
101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (6)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (6)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (6)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
C Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on January 30, 2001.

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2010.

(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 5, 2013.

(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 9, 2013

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

August 9, 2013

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

August 9, 2013

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

August 9, 2013

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)