Form 10-Q
period 2013-09-29
MATTSON TECHNOLOGY INC
filed 2013-11-06
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR
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
YES    ☐    NO    ☒
At November 1, 2013 there were 59,090,067 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$33,840	$20,398	$78,651	$105,786
Cost of sales	22,416	12,664	54,392	67,863
Gross profit	11,424	7,734	24,259	37,923
Operating expenses:
Research, development and engineering	4,082	5,217	12,565	17,638
Selling, general and administrative	6,572	8,205	21,074	28,777
Restructuring and other charges	1,000	453	3,662	2,004
Total operating expenses	11,654	13,875	37,301	48,419
Loss from operations	(230)	(6,141)	(13,042)	(10,496)
Interest income (expense), net	(163)	36	(284)	106
Other income (expense), net	(35)	(45)	(111)	60
Loss before income taxes	(428)	(6,150)	(13,437)	(10,330)
Provision for (benefit from) income taxes	(16)	(116)	50	169
Net loss	$(412)	$(6,034)	$(13,487)	$(10,499)
Net loss per share:
Basic and diluted	$(0.01)	$(0.10)	$(0.23)	$(0.18)
Shares used in computing net loss per share:
Basic and diluted	59,024	58,586	58,881	58,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net loss	$(412)	$(6,034)	$(13,487)	$(10,499)
Other comprehensive income (loss)
Foreign currency translation adjustments	368	428	235	343
Unrealized investment gain (loss)	—	8	(29)	23
Other comprehensive income (loss)	368	436	206	366
Comprehensive loss	$(44)	$(5,598)	$(13,281)	$(10,133)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 29, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$11,629	$14,354
Restricted cash	2,082	1,877
Accounts receivable, net of allowance for doubtful accounts of $586 as of September 29, 2013 and $541 as of December 31, 2012	30,735	15,660
Advance billings	2,976	1,720
Inventories	31,215	33,309
Prepaid expenses and other current assets	2,726	4,561
Total current assets	81,363	71,481
Property and equipment, net	6,369	7,387
Intangibles, net	313	500
Other assets	838	701
Total assets	$88,883	$80,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,472	$11,767
Accrued compensation and benefits	3,301	4,496
Deferred revenues, current	6,374	6,189
Revolving credit facility	20,000	—
Other current liabilities	4,345	7,518
Total current liabilities	51,492	29,970
Deferred revenues, non-current	2,399	3,059
Other long-term liabilities	3,627	3,748
Total liabilities	57,518	36,777
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 63,238 shares issued and 59,057 shares outstanding as of September 29, 2013; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2012	63	63
Additional paid-in capital	653,395	652,041
Accumulated other comprehensive income	21,213	21,007
Treasury stock, 4,181 shares as of September 29, 2013 and December 31, 2012	(37,986)	(37,986)
Accumulated deficit	(605,320)	(591,833)
Total stockholders' equity	31,365	43,292
Total liabilities and stockholders' equity	$88,883	$80,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(13,487)	$(10,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,146	2,760
Stock-based compensation	1,057	1,128
Deferred income taxes	(478)	105
Other non-cash items	118	(71)
Changes in assets and liabilities:
Accounts receivable	(15,079)	14,029
Advance billings	(1,256)	4,247
Inventories	759	(4,345)
Prepaid expenses and other current assets	1,957	3,476
Other assets	60	183
Accounts payable	5,665	(6,065)
Accrued compensation and benefits and other current liabilities	(3,761)	(4,137)
Deferred revenue	(475)	(6,501)
Other liabilities	231	(1,507)
Net cash used in operating activities	(21,543)	(7,197)
Cash flows from investing activities:
Increase in restricted cash	(201)	—
Purchases of property and equipment	(1,126)	(1,249)
Net cash used in investing activities	(1,327)	(1,249)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	19,610	—
Proceeds from issuance of common stock, net	296	267
Net cash provided by financing activities	19,906	267
Effect of exchange rate changes on cash and cash equivalents	239	223
Net decrease in cash and cash equivalents	(2,725)	(7,956)
Cash and cash equivalents, beginning of period	14,354	31,073
Cash and cash equivalents, end of period	$11,629	$23,117
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of September 29, 2013, the results of operations for the three and nine months ended September 29, 2013 and September 30, 2012, statements of comprehensive loss for the three and nine months ended September 29, 2013 and September 30, 2012, and the statements of cash flows for the nine months ended September 29, 2013 and September 30, 2012, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and nine months ended September 29, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.
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
Liquidity and Management Plans
As of September 29, 2013 we had cash, cash equivalents and restricted cash of $13.7 million and working capital of $29.9 million. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly EBITDA levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of September 29, 2013, we had $20 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent.
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
We periodically review our liquidity position and expect to opportunistically raise additional funds to support our working capital requirements and operating expenses, or for other requirements. We may seek such funding from a combination of sources including, but not limited to, the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ.
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
There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 29, 2013 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.1 million and $1.9 million as of September 29, 2013 and December 31, 2012, respectively, which is related to secured standby letters of credit provided to certain landlords and vendors. See Note 7. Commitments and Contingencies of the Notes to condensed consolidated financial statements.
Components of inventories as of September 29, 2013 and December 31, 2012 are shown below (in thousands):

	September 29, 2013	December 31, 2012
Inventories:
Purchased parts and raw materials	$19,251	$20,820
Work-in-process	4,756	3,186
Finished goods	7,208	9,303
	$31,215	$33,309
Components of prepaid expenses and other current assets as of September 29, 2013 and December 31, 2012 are shown below (in thousands):

	September 29, 2013	December 31, 2012
Prepaid expenses and other current assets:
Prepaid value-added tax	$1,152	$1,133
Retirement insurance - foreign employees	54	1,432
Other current assets	1,520	1,996
	$2,726	$4,561
Components of property and equipment as of September 29, 2013 and December 31, 2012 are shown below (in thousands):

	September 29, 2013	December 31, 2012
Property and equipment, net:
Machinery and equipment	$43,614	$43,853
Furniture and fixtures	9,976	9,985
Leasehold improvements	18,835	18,035
	72,425	71,873
Less: accumulated depreciation	(66,056)	(64,486)
	$6,369	$7,387
Components of other current liabilities as of September 29, 2013 and December 31, 2012 are shown below (in thousands):

	September 29, 2013	December 31, 2012
Other current liabilities:
Warranty	$1,535	$1,691
Value-added tax	128	435
Restructuring - short-term	1,036	3,437
Other	1,646	1,955
	$4,345	$7,518

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit on quoted market prices in active markets. As of September 29, 2013 and December 31, 2012, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of September 29, 2013 and December 31, 2012 (in thousands):

	September 29, 2013		December 31, 2012
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents and restricted cash:
Money market funds	$1,880	$1,880	$3,004	$3,004
Other assets:
Equity instruments	—	—	44	44
Total assets measured at fair value	$1,880	$1,880	$3,048	$3,048
Liabilities measured at fair value:
Other liabilities:
Deferred compensation liabilities	$—	$—	$44	$44
Total liabilities measured at fair value	$—	$—	$44	$44

Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of September 29, 2013 and December 31, 2012 (in thousands):

	September 29, 2013	December 31, 2012
Intangibles, net:
Developed technology	$1,250	$1,250
Accumulated amortization	(937)	(750)
	$313	$500

Amortization expense for intangibles was $0.1 million for each of the three months ended September 29, 2013 and September 30, 2012. Amortization expense for intangibles was $0.2 million for each of the nine months ended September 29, 2013 and September 30, 2012.

Estimated future amortization expense of our intangible assets as of September 29, 2013 is as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2013	$63
2014	250
Total	$313

5.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. At September 29, 2013, we had $20.0 million outstanding under the Credit Facility.
In the absence of an event of default, any amounts outstanding under the Credit Facility may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016.
At our option, the borrowings under the Credit Facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. As of September 29, 2013, the effective interest rate on our outstanding borrowings was 4.75 percent, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus 1.5 percent. If an event of default occurs under the Credit Facility, the interest rate will increase by 2.0 percent per annum.
The obligations under the Credit Facility are guaranteed by Mattson International, Inc., our wholly-owned subsidiary (together with Mattson, collectively referred to as the “Loan Parties”), and are secured by substantially all of the assets of the Loan Parties, including a pledge of the capital stock holdings of the Loan Parties in certain of our direct subsidiaries.
The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA, for two consecutive quarters, and a minimum quick ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, sale leaseback transactions, swap agreements, accounting changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.
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
As of September 29, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 0.75 to 1.0 and a minimum consolidated EBITDA of negative $3.0 million for the two consecutive quarters ended September 29, 2013. As of September 29, 2013, we were in compliance with our financial covenants.
We incurred $0.4 million debt issuance costs in connection with the Credit Facility, which will be amortized over the three-year term of the Credit Facility. In addition we pay monthly commitment fees, equal to 0.375 percent per annum, on the unused portion of the Credit Facility.

6.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of our cost reduction plan included additional workforce reductions across all areas of the Company and was substantially completed during 2013.
As of September 29, 2013, we have incurred $10.5 million in restructuring and other charges under the 2011 Restructuring Plan, of which $3.7 million was recorded during the first nine months of 2013, including $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities net of sublease income.
The following table summarizes changes in the restructuring accrual for the three and nine months ended September 29, 2013 (in thousands):

	Three Months Ended September 29, 2013				Nine Months Ended September 29, 2013
	Employee Severance Costs	Contract Termination Costs	Other Costs	Total	Employee Severance Costs	Contract Termination Costs	Other Costs	Total
Beginning balance	$104	$730	$32	$866	$2,005	$1,600	$—	$3,605
Charges	109	833	58	1,000	2,428	834	400	3,662
Payments	(122)	(266)	(90)	(478)	(4,326)	(1,128)	(376)	(5,830)
Foreign currency changes	4	3	—	7	(12)	(6)	(24)	(42)
Ending balance	$95	$1,300	$—	$1,395	$95	$1,300	$—	$1,395
During the three months ended September 29, 2013, we incurred $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities, net of sublease income, and $0.2 million in employee severance and other costs. We paid $0.2 million in employee severance and other costs and $0.3 million of contract termination costs in the three months ended September 29, 2013.
During the nine months ended September 29, 2013, we incurred $2.8 million in employee severance and other costs, which included recruiting costs for our new chief executive officer as well as severance expense for our former chief executive officer totaling approximately $0.6 million. We also incurred $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities, net of sublease income. During the nine months ended September 29, 2013, we paid $4.7 million in employee severance and other costs and $1.1 million in contract termination costs.
As of September 29, 2013, $1.0 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.4 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

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
The following table summarizes changes in our product warranty accrual for the three and nine months ended September 29, 2013 and September 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Beginning balance	$1,449	$2,915	$1,691	$3,419
Warranties issued in the period	593	293	1,467	1,899
Costs to service warranties	(349)	(961)	(1,456)	(3,396)
Warranty accrual adjustments	(158)	(264)	(167)	61
Ending balance	$1,535	$1,983	$1,535	$1,983
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of September 29, 2013, the maximum potential amount that we could be required to pay was $2.1 million, the total amount of outstanding standby letters of credit, which were secured by $2.1 million in money market collateral accounts. This amount was recorded as restricted cash as of September 29, 2013.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.8 million based on the applicable exchange rate as of September 29, 2013), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $13.8 million based on the applicable exchange rate as of September 29, 2013) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
Stock Options
Options to purchase common stock granted under the 2012 Equity Incentive Plan (the "2012 Plan") generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36th per month for the next 36 months thereafter.

The following table summarizes the stock option activity under all of our equity incentive plans for the nine months ended September 29, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2012	7,614	$3.34
Granted	1,540	$1.36
Exercised	(291)	$0.84
Canceled or forfeited	(3,438)	$4.13
Outstanding at September 29, 2013	5,425	$2.41	4.8	$4,104
Vested and expected to vest at September 29, 2013	4,954	$2.50	4.6	$3,668
Exercisable at September 29, 2013	2,107	$4.01	2.8	$683

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on September 27, 2013 for all in-the-money options.
The following table provides information pertaining to our stock options for the nine months ended September 29, 2013 and September 30, 2012 (in thousands, except weighted-average fair values):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Weighted-average fair value of options granted	$0.86	$1.67
Intrinsic value of options exercised	$273	$203
Cash received from options exercised	$241	$175
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). At September 29, 2013, we only had time-based RSUs outstanding.

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

The following table summarizes RSU activity under all of our equity incentive plans for the nine months ended September 29, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2012	32	$1.28
Granted	407	1.43
Released	(8)	1.09
Canceled	(11)	1.60
Outstanding at September 29, 2013	420	$1.42

9.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected dividend yield	—	—	—	—
Expected stock price volatility	84%	81%	84%	81%
Risk-free interest rate	1.5%	0.7%	0.9%	0.8%
Expected life of options in years	4.4	5.0	4.4	5.0
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
Our stock-based compensation for the three and nine months ended September 29, 2013 and September 30, 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Stock-based compensation by type of award:
Stock options	$293	$365	$959	$1,091
Restricted stock units	36	1	83	22
Employee stock purchase plan	5	5	15	15
	$334	$371	$1,057	$1,128
Stock-based compensation by category of expense:
Cost of sales	$16	$17	$42	$49
Research, development and engineering	53	68	198	215
Selling, general and administrative	265	286	817	864
	$334	$371	$1,057	$1,128

We did not capitalize any stock-based compensation as inventory in the nine months ended September 29, 2013 and September 30, 2012, as such amounts were immaterial. As of September 29, 2013, we had $1.6 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.0 years. As of September 29, 2013, we had $0.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.4 years.

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
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales:
United States	$1,045	3	$2,034	10	7,380	9	14,279	13
South Korea	9,998	30	3,234	16	12,273	16	46,290	44
Taiwan	15,753	46	5,972	29	42,477	54	18,002	17
Other Asia	4,827	14	7,972	39	12,146	15	18,192	17
Europe and others	2,217	7	1,186	6	4,375	6	9,023	9
	$33,840	100	$20,398	100	78,651	100	105,786	100
For the three months ended September 29, 2013, two customers accounted for 10 percent or more of our total net sales. Sales to these customers represented approximately 38 percent and 29 percent of our total net sales, respectively. For the nine months ended September 29, 2013, two customers accounted for 10 percent or more of our total net sales. Sales to these customers represented approximately 44 percent and 17 percent of our total net sales, respectively.
For the three months ended September 30, 2012, four customers accounted for 10 percent or more of our total net sales. Sales to these customers represented approximately 23 percent, 13 percent, 12 percent and 11 percent of our total net sales, respectively. For the nine months ended September 30, 2012, one customer accounted for 10 percent or more of our total net sales, representing approximately 48 percent of our total net sales.
At September 29, 2013, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 47 percent and 29 percent and of our total net accounts receivable, respectively. At December 31, 2012, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 35 percent and 29 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of September 29, 2013 and December 31, 2012 was as follows (in thousands):

	September 29, 2013	December 31, 2012
Property and equipment, net:
United States	$3,521	$3,824
Germany	2,733	3,131
Others	115	432
	$6,369	$7,387

11.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded minimal income tax provisions for the three and nine months ended September 29, 2013, which includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse in the statue of limitations.

We recorded an income tax benefit of $0.1 million and an income tax provision of $0.2 million for the three and nine months ended September 30, 2012, respectively. The net tax provision for three and nine months ended September 30, 2012 was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates. The $0.2 million tax provision for the nine months ended September 30, 2012 includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.

12.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since we had net losses in the three and nine months ended September 29, 2013 and September 30, 2012, none of the stock options and RSUs were included in the computation of diluted shares for these periods as inclusion of such shares would have been anti-dilutive.
The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic and diluted net income loss per share of common stock:
Numerator:
Net loss	$(412)	$(6,034)	$(13,487)	$(10,499)

Denominator:
Weighted-average shares outstanding - basic	59,024	58,586	58,881	58,504
Effect of dilutive stock options and restricted stock units	—	—	—	—
Weighted-average shares outstanding - diluted	59,024	58,586	58,881	58,504

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.10)	$(0.23)	$(0.18)
All outstanding options to purchase our common stock and RSUs are potentially dilutive securities. As of September 29, 2013 and September 30, 2012, the combined total of options to purchase common stock and RSUs outstanding were 5.8 million and 6.7 million, respectively. However, since we had net losses for three and nine months ended September 29, 2013 and September 30, 2012, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products; the timing of significant customer orders for our products; our ability to attract new customer; customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant sales; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, our quarterly breakeven point, and the expected effects, cost and timing of our restructuring plan; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in the international market; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including our revolving credit agreement to support future operations and capital expenditures; compliance with financial covenants related to our revolving credit facility; and the availability of financing. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2012.

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
Our business depends upon capital expenditures by the manufacturers of semiconductor devices. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for such devices which is dependent upon the consumer product industry. Since the demand for semiconductor devices is highly cyclical, the demand for wafer processing equipment also is highly cyclical. The semiconductor equipment industry is typically characterized by wide swings in operating results as the industry rotates between cycles.
Our strategic initiatives to position our products at our targeted customers include, but are not limited to, the following:

•
In Dry Strip, we are working with our foundry customers to enhance our SUPREMA product to address future demands of the 1x nanometer finFET technologies.  More stringent defect reduction requirements and the need to minimize silicon loss on Fin-Shaped Field Effect Transistor ("finFET") structures is driving development of an improved plasma source to address these needs.  We believe that the physical pattern damage induced by wet strip processing will require the continued use of Dry Strip for advanced technology nodes and our leadership in Dry Strip will continue to play an important role in the industry.

•
In Etch, our paradigmE XP etch system, with our new proprietary plasma source, has been qualified by key customers, expanding our potential market share.  System orders for advanced 2x nanometer DRAM and 3D NAND memory production began shipping in the third quarter of 2013, and with shipping expected to continue into 2014.  Our work on 3D finFET technologies with our foundry customers is showing equivalent and higher device yields than our competitors while offering significant productivity advantages.  Our focus on the semi-critical process applications required for advanced device technologies is leading to enhanced positions with our Foundry and Logic customers.

•
In Rapid Thermal Anneal, we shipped Helios XP systems into foundry customers during the first nine months of 2013.  We believe that Helios XP’s pattern loading effect performance can provide advantages to our customers over our competitors’ offerings.  The number of applications for which the Helios XP is used by our customers has increased since its introduction, and we believe that this trend can contribute to an increase in our market share.

•
In Millisecond Anneal, our Millios system, which uses our proprietary arc lamp technology, has demonstrated strong on-wafer results at multiple customer sites.  Millios, which processes the entire wafer surface in milliseconds, is designed to provides one of the highest throughputs for very critical applications.  Using our wafer stress management technology, the Millios is designed to run optimized production processes with no, or limited, wafer breakage.

We experienced industry weakness beginning in the second quarter of 2012 as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products. We experienced improvements in market conditions and customer demand in the second and third quarters of 2013 and we expect such trends to continue for the remainder of 2013 and into 2014 primarily driven by a memory investment cycle and foundry spending at 20nm and below.

In December 2011, we initiated a broad-based cost reduction plan ("2011 Restructuring Plan"). During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of the 2011 Restructuring Plan primarily consisted of further workforce reductions across all areas of the Company, and was substantially completed during 2013.

From the inception of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate, which consists of our total operating expenses, excluding restructuring expenses, has decreased 41 percent, representing approximately $29 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011. We incurred $10.5 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $3.7 million was recorded in the first nine months of 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of our Millios systems to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
As of September 29, 2013, we had cash, cash equivalents and restricted cash of $13.7 million and working capital of $29.9 million. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As September 29, 2013, we have $20.0 million outstanding borrowing under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. We expect to opportunistically seek additional funds to support our working capital requirements and operating expenses or for other requirements.

Overall, the combination of our efforts under our 2011 Restructuring Plan, our gross margin improvement efforts to date and our reaction to improved market conditions and customer demand have resulted in our expected quarterly cash flow breakeven point of a quarterly net sales level of approximately $30.0 million. We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities. However, improvements in our results of operations and resulting cash position are largely dependent upon the continuation of improvements in the semiconductor equipment industry.

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
There were no significant changes to our critical accounting policies during the nine months ended September 29, 2013. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
A summary of our results of operations for three and nine months ended September 29, 2013 and September 30, 2012 are as follows (in thousands except for percentages):

	Three Months Ended
	September 29, 2013		September 30, 2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$33,840	100.0	$20,398	100.0	$13,442	65.9
Cost of sales	22,416	66.2	12,664	62.1	9,752	77.0
Gross profit	11,424	33.8	7,734	37.9	3,690	47.7
Operating expenses:
Research, development and engineering	4,082	12.1	5,217	25.6	(1,135)	(21.8)
Selling, general and administrative	6,572	19.4	8,205	40.2	(1,633)	(19.9)
Restructuring charges	1,000	3.0	453	2.2	547	n/m	(1)
Total operating expenses	11,654	34.4	13,875	68.0	(2,221)	(16.0)
Loss from operations	(230)	(0.7)	(6,141)	(30.1)	5,911	(96.3)
Interest income (expense), net	(163)	(0.5)	36	0.2	(199)	n/m	(1)
Other income (expense), net	(35)	(0.1)	(45)	(0.2)	10	n/m	(1)
Loss before income taxes	(428)	(1.3)	(6,150)	(30.2)	5,722	(93.0)
Benefits from income taxes	(16)	—	(116)	(0.6)	100	n/m	(1)
Net loss	$(412)	(1.2)	$(6,034)	(29.6)	$5,622	(93.2)

	Nine Months Ended
	September 29, 2013		September 30, 2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$78,651	100.0	$105,786	100.0	$(27,135)	(25.7)
Cost of sales	54,392	69.2	67,863	64.2	(13,471)	(19.9)
Gross profit	24,259	30.8	37,923	35.8	(13,664)	(36.0)
Operating expenses:
Research, development and engineering	12,565	16.0	17,638	16.7	(5,073)	(28.8)
Selling, general and administrative	21,074	26.8	28,777	27.2	(7,703)	(26.8)
Restructuring charges	3,662	4.7	2,004	1.9	1,658	n/m	(1)
Total operating expenses	37,301	47.5	48,419	45.8	(11,118)	(23.0)
Loss from operations	(13,042)	(16.6)	(10,496)	(10.0)	(2,546)	24.3
Interest income (expense), net	(284)	(0.4)	106	0.1	(390)	n/m	(1)
Other income (expense), net	(111)	(0.1)	60	0.1	(171)	n/m	(1)
Loss before income taxes	(13,437)	(17.1)	(10,330)	(9.8)	(3,107)	30.1
Provision for income taxes	50	—	169	0.2	(119)	n/m	(1)
Net loss	$(13,487)	(17.1)	$(10,499)	(10.0)	$(2,988)	28.5

(1)Not meaningful.

Net Sales
A summary of our net sales for the three and nine months ended September 29, 2013 and September 30, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Increase (Decrease)		September 29,	September 30,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net sales:
United States	$1,045	$2,034	$(989)	(49)	$7,380	$14,279	$(6,899)	(48)
International:
Korea	9,998	3,234	6,764	209	12,273	46,290	(34,017)	(73)
Taiwan	15,753	5,972	9,781	164	42,477	18,002	24,475	136
Other Asia	4,827	7,972	(3,145)	(39)	12,146	18,192	(6,046)	(33)
Europe and others	2,217	1,186	1,031	87	4,375	9,023	(4,648)	(52)
	32,795	18,364	14,431	79	71,271	91,507	(20,236)	(22)
Total net sales	$33,840	$20,398	$13,442	66	$78,651	$105,786	$(27,135)	(26)
Net sales were $33.8 million for the three months ended September 29, 2013, an increase of $13.4 million, or 66 percent, compared to $20.4 million for the three months ended September 30, 2012. Net sales were $78.7 million for the nine months ended September 29, 2013, a decrease of $27.1 million, or 26 percent, compared to $105.8 million for the nine months ended September 30, 2012. The increase in net sales in the three months ended September 29, 2013 compared to the three months ended September 30, 2012 was largely attributable to higher overall net sales of etch and rapid thermal processing ("RTP") systems into memory and foundry applications. The decreases in net sales in the nine months ended September 29, 2013 compared to the same periods in 2012 were primarily driven by lower overall net sales of etch and strip systems into memory and logic applications partially offset by higher strip and RTP sales to foundry applications.
We experienced industry weakness beginning in the second quarter of 2012 as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products. We experienced improvements in market conditions and customer demand in the second and third quarters of 2013 and we expect such trends to continue for the remainder of 2013 and into 2014 primarily driven by a memory investment cycle and foundry spending for 20 nanometer processing technologies.

Cost of Sales and Gross Profit
A summary of our cost of sales and gross profit for the three and nine months ended September 29, 2013 and September 30, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Increase (Decrease)		September 29,	September 30,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Cost of sales	$22,416	$12,664	$9,752	77.0	$54,392	$67,863	$(13,471)	(19.9)
Gross profit	$11,424	$7,734	$3,690	47.7	$24,259	$37,923	$(13,664)	(36.0)
Gross margin	33.8%	37.9%			30.8%	35.8%
Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Gross margin decreased from 37.9 percent during the three months ended September 30, 2012 to 33.8 percent during the three months ended September 29, 2013. This decrease was primarily attributable to the increase in the amount of net sales required to be deferred upon system shipment in accordance with our revenue recognition policy whereby we typically recognize 90 percent of the total invoice amount as net sales upon shipment while we recognize 100 percent of the system’s cost. In subsequent quarters when we recognize the remaining 10 percent of the total invoice amount upon installation and customer acceptance, we will experience a gross margin benefit as there will be no related system costs. In addition, in the third quarter of 2012 we experienced a benefit from the sale of an evaluation system for which the cost had previously been amortized, and we did not have any comparable benefit in the third quarter of 2013.  We also experienced higher production costs in the third quarter of 2013, represented primarily by freight and labor charges resulting from an accelerated shipment schedule for our products.
Gross margin decreased from 35.8 percent during the nine months ended September 30, 2012 to 30.8 percent during the nine months ended September 29, 2013 predominately attributable to lower net sales, an unfavorable mix of system sales that were heavily weighted towards our lowest-margin strip systems in the first nine months of 2013 as compared to the same period in 2012, and an increase in net sales deferred upon system shipment partially offset by a decrease in manufacturing spending as a result of our cost reduction initiatives.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Operating Expenses
In December 2011, we initiated the 2011 Restructuring Plan, which in addition to general cost reduction activities, included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Prior to the initiation of the 2011 Restructuring Plan in the fourth quarter of 2011, annualized operating expenses from the third quarter of 2011 were $71.8 million. As a result of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate has decreased 41 percent, representing approximately $29 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011.
Our financial results for the three and nine months ended September 29, 2013 benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased $2.2 million and $11.1 million, respectively, during the three and nine months ended September 29, 2013, as compared to the same periods in 2012. Given our expectation of higher business levels in the remainder of 2013 and into 2014, we expect our operating expenses to increase modestly.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three and nine months ended September 29, 2013 and September 30, 2012 are as follows (in thousands except for percentages):

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Increase (Decrease)		September 29,	September 30,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Research, development and engineering	$4,082	$5,217	$(1,135)	(21.8)	$12,565	17,638	$(5,073)	(28.8)
Percentage of net sales	12.1%	25.6%			16.0%	16.7%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $1.1 million, or 22 percent, in the three months ended September 29, 2013 compared to the three months ended September 30, 2012 largely attributable to decreases in employee related expenses and engineering materials costs, both resulting from the cost reduction activities which have been on-going since the fourth quarter of 2011under the 2011 Restructuring Plan.
Research, development and engineering expenses decreased $5.1 million, or 29 percent, in the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012 largely attributable to reductions in employee related expenses, engineering materials, outside services, depreciation expense and certain facilities costs. The decreases in employee related expenses, engineering material, outside services and certain facilities costs were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan. The decrease in depreciation expense was the result of several assets being fully depreciated as of the end of 2012.

Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three and nine months ended September 29, 2013 and September 30, 2012 are as follows:

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Increase (Decrease)		September 29,	September 30,	Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Selling, general and administrative	$6,572	$8,205	$(1,633)	(19.9)	$21,074	28,777	(7,703)	(26.8)
Percentage of net sales	19.4%	40.2%			26.8%	27.2%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses decreased by $1.6 million, or 20 percent during the three months ended September 29, 2013 as compared with the three months ended September 30, 2012 primarily attributable to lower employee related expenses, outside services, travel and entertainment expenses and certain facilities costs, all resulting from cost reduction activities that have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan.
Selling, general and administrative expenses decreased by $7.7 million, or 27 percent, during the nine months ended September 29, 2013 as compared with the nine months ended September 30, 2012. The decrease in selling, general and administrative expenses was primarily due to lower employee related expenses, outside services, travel and entertainment expenses, all resulting from cost reduction activities that have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan, as well as reduction in sales commissions due to lower net sales in the first nine months of 2013 compared to the same period in 2012. This decrease was partially offset by an increase in amortization and other costs associated with supporting our evaluation tools at customer sites.
Restructuring and Other Charges
As of September 29, 2013, we incurred $10.5 million in restructuring charges under the 2011 Restructuring Plan, of which $3.7 million was recorded during the first half of 2013. We completed the first three phases of the 2011 Restructuring Plan in 2012 and substantially completed the fourth phase of the 2011 Restructuring Plan during 2013.
During the three months ended September 29, 2013, we incurred $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities net of sublease income and $0.2 million employee severance and other costs. We paid $0.2 million in employee severance and other costs and $0.3 million of contract termination costs during the three months ended September 29, 2013.
During the nine months ended September 29, 2013, we incurred $2.8 million in employee severance and other costs, which included recruiting costs for our new chief executive officer as well as severance expense for our former chief executive officer totaling approximately $0.6 million. We also incurred $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities net of sublease income. We paid $4.7 million in employee severance and other costs and $1.1 million contract termination costs during the nine months ended September 29, 2013.
In addition to expenses incurred under the 2011 Restructuring Plan, we also expect to incur up to $1.0 million in capital expenditures in 2013 related to the transfer of research, development and pilot-line production of our Millios systems to our facility in Dornstadt, Germany and the consolidation of global manufacturing to our facility in Fremont, California.
Interest Income (Expense), net
Interest income (expense), net were $0.2 million and $0.3 million net expense for the three and nine months ended September 29, 2013, respectively, and primarily resulted from interest charges on borrowings under our Credit Facility.
Other Income (Expense), net
Other income (expense), net was $35,000 and $0.1 million net expense for the three and nine months ended September 29, 2013, respectively, which primarily consisted of foreign exchange losses from foreign currency denominated inter-company balances.

Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded minimal income tax provisions for the three and nine months ended September 29, 2013, which includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse in the statue of limitations.
We recorded an income tax benefit of $0.1 million and an income tax provision of $0.2 million for the three and nine months ended September 30, 2012, respectively. The net tax provision for three and nine months ended September 30, 2012 was the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates. The $0.2 million tax provision for the nine months ended September 30, 2012 includes a $0.2 million tax benefit related to the release of uncertain tax benefits due to a lapse of the statute of limitations.
Liquidity and Capital Resources
Our primary liquidity and capital resource needs are to support our working capital requirements and to support potential business growth. As of September 29, 2013, our primary sources of liquidity included $11.6 million of cash and cash equivalents, as well as amounts available to us under the Credit Facility. At September 29, 2013, our cash and cash equivalents included $1.5 million of cash held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the United States, we may be subject to additional taxes or costs.

	Nine Months Ended
	September 29, 2013	September 30, 2012
Net cash used in operating activities	$(21,543)	$(7,197)
Net cash used in investing activities	(1,327)	(1,249)
Net cash provided by financing activities	19,906	267
Effect of exchange rate changes on cash and cash equivalents	239	223
Net increase (decrease) in cash and cash equivalents	$(2,725)	$(7,956)
Liquidity and Capital Resources Outlook
As of September 29, 2013, we had cash and cash equivalents of $11.6 million and working capital of $29.9 million. On April 12, 2013, we entered into a three-year $25 million Credit Facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As September 29, 2013, we had $20.0 million outstanding borrowing under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent.
We are subject to customary affirmative and negative covenants and customary events of default under the Credit Facility. As of September 29, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility of 0.75 to 1.0 and a minimum consolidated EBITDA of negative $3.0 million for two consecutive quarters ended September 29, 2013, and we were in compliance with our financial covenants. We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months.
Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross profits and operating expenses, as well as changes in our operating assets and liabilities. For example, our net sales for the nine months ended September 29, 2013 decreased 26 percent compared to the same period in 2012. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, our cost reduction efforts may prove ineffective and cause us to incur additional losses in the future and lower our cash balances. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities (such as our common stock offering in May 2011) and cash generated from product, service and royalty revenues to provide funding for our operations.
Improvements in our results of operations and resulting cash position are largely dependent upon an improvement in the semiconductor equipment industry. We periodically review our liquidity position and expect to opportunistically raise additional funds to support our working capital requirements and operating expenses, or for other requirements. We may seek such funding from a combination of sources including, but not limited to, the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
Operating Activities
Net cash used in operations was $21.5 million in the nine months ended September 29, 2013, comprised primarily of $13.5 million in net loss, partially offset by non-cash charges of $3.8 million and $11.9 million of cash decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $16.3 million increase in accounts receivable and advance billings and $0.5 million decrease in deferred revenue, partially offset by a $2.0 million decrease in prepaid expenses and other current assets, a $1.9 million increase in accounts payable, accrued compensation and benefits and other current liabilities and a $0.8 million decrease in inventory. The increase in accounts receivable and advance billings was primarily due to increased net sales and the timing of billing and collections during the third quarter of 2013, with our increased equipment sales back-end loaded during the quarter. The decrease in accounts payable, accrued compensation and benefits and other current liabilities were largely attributable a higher accounts payable balance resulting from the timing of purchases and payments to vendors and services providers, partially offset by decreases in accrued compensation and benefits attributable to lower headcount and a decrease in accrued restructuring costs. The decrease in prepaid expenses and other current assets is primarily due to a decrease in deferred costs following customer acceptance of a system for which both revenue and costs were deferred as well as a decrease in prepaid value-added-tax due to tax refund. Non-cash charges consisted primarily of $3.1 million of depreciation and amortization and $1.1 million of stock-based compensation partially offset by a $0.5 million decrease in deferred income taxes.
In the nine months ended September 30, 2012, net cash used in operations was $7.2 million, comprised primarily of $10.5 million in net loss, offset by non-cash charges of $3.9 million and $0.6 million of cash decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.2 million decrease in accounts payable, accrued compensation and benefits and other current liabilities, a $6.5 million decrease in deferred revenue and a $4.3 million increase in inventory, partially offset by a $18.3 million decrease in accounts receivable and advance billings and a $3.5 million decrease in prepaid expenses and other current assets. The decrease in accounts receivable and advance billings reflects the decrease in net sales and business activities in the first nine months of 2012 compared to the same period 2011. Non-cash charges consisted primarily of $2.8 million of depreciation and amortization and $1.1 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net sales and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Cash used in investing activities was $1.3 million in the nine months ended September 29, 2013, which consisted of $1.1 million capital spending and a $0.2 million increase in restricted cash.
In the nine months ended September 30, 2012, cash used in investing activities was $1.2 million, which represent our capital spending during the first nine months of 2012.
Financing Activities
Net cash provided by financing activities was $19.9 million for the nine months ended September 29, 2013, which consisted of $19.6 million in proceeds from our revolving credit facility, net of borrowing costs, and $0.3 million in proceeds from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2012, which consisted of proceeds from issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of September 29, 2013, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations
On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. As of September 29, 2013, we had $20.0 million outstanding under the Credit Facility, which is reported as part of Current Liabilities in our Condensed Consolidated Balance Sheet. See Note 5. Revolving Credit Facility of the Notes to condensed consolidated financial statements.
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
Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended.
As of September 29, 2013, we had $20.0 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. At September 29, 2013, a 100 basis point interest rate fluctuation would increase our interest expense by $0.2 million annually.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net sales and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro or South Korean won, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of September 29, 2013, our U.S. operations had approximately $14.9 million, net, in foreign denominated operating inter-company payable. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $1.5 million (U.S. dollar strengthening), or a loss of $1.5 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
We recorded $0.3 million foreign currency exchange loss and $0.1 million foreign currency exchange gain in the nine months ended September 29, 2013 and September 30, 2012, respectively, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
We included $0.2 million and $0.3 million foreign currency translation adjustment gains in the nine months ended September 29, 2013 and September 30, 2012, respectively, in the accompanying Condensed Consolidated Statement of Comprehensive Loss primarily due to the favorable impact of currency exchange rates on the net foreign currency assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 29, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred operating losses and generated negative cash flows for the last four years. As of September 29, 2013, we had cash, cash equivalents and restricted cash of $13.7 million, which included $2.1 million of restricted cash and working capital of $29.9 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As September 29, 2013, we had $20.0 million outstanding borrowing under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50% and the prime rate, plus 1.5 percent margin. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility, which may have a negative impact on our liquidity position. We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and may opportunistically seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

We derive most of our net sales from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in each of the years ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net sales. We currently depend on a few customer for a significant portion of our net sales, and the delay, significant reduction in, or loss of, orders from this customer would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in our 2012 Annual Report on Form 10-K for a detailed description of our customer concentration.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages, such as the shortages that resulted from the number of Helios XP system orders from foundry customers in the third quarter of 2013, or excess inventory, which occurred in the second quarter of 2012 as a result of the delay in orders for certain SUPREMA strip systems to a foundry. In addition, customer order cancellations, which are occurring more regularly in our business, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. Any such changes, delays and cancellations in orders in turn could cause our operating results to fluctuate. If customer relationships are disrupted due to an inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business.

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

As we derive a substantial percentage of our revenues from a limited number of products, our business, operating results, financial condition, and cash flows could be adversely affected by a decline in demand for even a limited number of our products and a failure to achieve continued market acceptance of our key products.

Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, continuing the trend in increasing industry consolidation, such as the merger of Lam Research and Novellus Systems in 2012. Semiconductor companies are consolidating their vendor base and prefer to purchase from vendors with a strong, worldwide support infrastructure.

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

The semiconductor industry has historically experienced periodic downturns due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions, and general economic conditions. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, we experienced a delay in the shipment of SUPREMA strip systems in the second quarter of 2012 as a result of softness in the industry. As a result, we had a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

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

International sales accounted for 91 percent of our net sales for the nine months ended September 29, 2013 and 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 85 percent of our net sales for the nine months ended September 29, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Our gross margins may be impacted if we do not effectively manage our inventory and costs.
We need to manage our inventory of component parts, work-in-process and finished goods (principally comprised of products undergoing customer evaluations) effectively to meet customer delivery demands at an acceptable risk and cost. For both the inventories that support manufacture of our products and our spare parts inventories, if the anticipated customer demand does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become excess or obsolete, resulting in write-offs, which would adversely affect our cash position and results of operations. The sale of this inventory during periods of increasing revenue could temporarily impact our gross margins favorably due to the adjusted carrying value of this inventory, and could result in future unpredictability in our gross margin estimates. In addition, we may be subject to higher production costs due to increasing freight, labor and other operating expenses in connection with the shipment of our products due to market factors, particularly heightened when we experience accelerated shipment schedules.

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

We have indebtedness. In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of September 29, 2013, we had $20.0 million outstanding under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

November 6, 2013

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

November 6, 2013

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

November 6, 2013

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)