Form 10-K
period 2013-12-31
MATTSON TECHNOLOGY INC
filed 2014-03-17
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
___________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $119,122,424 based on the closing sale price for the registrant's common stock reported by the NASDAQ Global Select Market on that date.

There were 73,423,642 shares of the registrant’s common stock issued and outstanding as of the close of business on March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2013.

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward‑looking statements may be identified by use of terms such as “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “believes” and similar expressions, although some forward‑looking statements are expressed differently. Our forward-looking statements may include statements that relate to our future revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products, the timing of significant customer orders for our products; our ability to attract customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant sales, customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, our quarterly breakeven points, and the expected effects, cost and timing of our restructuring plan; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international market; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and our related remediation efforts. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

As used herein, “Mattson Technology,” the “Company,” “we,” “our,” and similar terms include Mattson Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview of Mattson Technology

We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs" or chips). We are a key supplier of dry strip, rapid thermal processing ("RTP"), and etch equipment to the global semiconductor industry. Our manufacturing equipment utilizes innovative technologies to deliver advanced processing capabilities and high productivity for the fabrication of current and next-generation ICs.

In 2013, we expanded our market positions for both of our RTP products in the foundry and logic segment. Our RTP product portfolio, including the Helios XP for conventional RTP and the Millios for millisecond anneal ("MSA"), have demonstrated significant device performance improvements at various foundry and logic customers. Our RTP products' superior low temperature capability, combined with our technology to address thermal related non-uniformities at the device level, continues to grow our RTP business. We also expanded our market position for etch in the memory segment while maintaining our broad market position in strip. Our etch applications portfolio, which includes capabilities that improve on-wafer performance while keeping costs low, has helped our etch business grow as customers select our etch tools based on their process performance and cost of ownership.

Our customer base includes memory and foundry and logic device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships. We have a design and manufacturing center in the United States and we have a design and pilot-line manufacturing facility in Germany. Our customer sales and support teams are located in China, Germany, Korea, Singapore, Taiwan and the United States.

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

Over the last four decades, the semiconductor industry has been able to uphold Moore's Law, which postulates that the number of transistors on a chip doubles approximately every 18 to 24 months. The process of reducing feature sizes will continue as the demand for smaller and faster electronic devices increases. Producing smaller features cost-effectively, while avoiding functional restrictions, has driven development of 3-dimensional IC technologies such as finFET transistors and 3D NAND memory arrays. These developments increase manufacturing complexity and create the need for manufacturing equipment with more precise process control capability, increased reliability, low defect rates and high productivity. The increased difficulty of achieving transistor performance at advanced nodes has made high yields important in selecting process equipment. Semiconductor manufacturers demand systems that can achieve consistent, reliable and repeatable process results within critical tolerance limits while still achieving desired throughput rates.

Consumer Electronics Driving Industry Growth

With the mobile Internet era driving the growth of the electronics industry, devices are connected at all times and internet access capability is being embedded in billions of wireless devices such as smart phones, tablet devices and GPS navigation systems in commercial and personal vehicles. Mobile internet now offers all of the same features and values as the traditional internet and greater information access opportunities with broader device-spanning internet services now available. Mobile device usage has exceeded that of desktop devices with smartphone and tablet devices leading this trend. Helping to drive this increase is improved wireless technology and cloud computing. The use of smartphones and tablet devices is expected to continue growing the overall consumer electronic market thereby increasing the mobile microprocessor, DRAM memory, and NAND memory demand in the coming years.

The Mobile Internet Era has shifted IC demand from the logic processor, driven by the complex instruction set computer microprocessor, to mobility microprocessor IC’s, with reduced instruction set computer operation. The mobile processor IC’s allow lower power operation and streamlined operating systems required to deliver the long battery life and fast application switching on today's mobile products. At the memory level, the mobility era requires faster mobile DRAM technology than the traditional DRAM requirements of a PC, and increasing memory capacity NAND for long-term file storage. Combining the computing power with wireless capability and touch-screen interfaces adds additional chipsets that are manufactured primarily in semiconductor foundries. We believe that the semiconductor industry, reacting to mobility era chip requirements will incrementally increase demand, placing more emphasis on the foundry manufacturers and requiring further DRAM and NAND capacity expansion.

Mattson has prepared for this shift, with concerted efforts to build upon our existing dry strip positions in memory and foundry/logic, and to expand our etch, RTP, and MSA products into these same memory and foundry/logic customer accounts. During 2013, we established new product positions with memory and foundry/logic customers with successful transitions of these product positions to high-volume production. These new market positions are expected to help drive incremental revenue gains for us through continued growth of the mobile electronics markets.

Our Strategy

Our core competency is the ability to deliver leading-edge wafer processing at leading productivity levels to provide our customers with the most cost-effective manufacturing. Our tools are selected at the leading technology companies and are in full production at advanced semiconductor manufacturing, including DRAM and NAND memory and foundry/logic manufacturing companies. We are committed to driving market share gains in each of our existing market sectors and leveraging our current technology capabilities to expand into new market sectors.

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

Mattson continues to be a leader in the dry strip market. Our SUPREMA strip systems utilize an innovative wafer handling architecture to deliver low cost of ownership for IC manufacturing. The SUPREMA features our patented Faraday-Shielded inductively coupled plasma ("ICP") technology offering superior resist dry strip capability to leading edge memory and foundry/logic customers. Our product development focus has been to develop incremental enhancements to enable dry strip of advanced materials and for advanced 3-dimensional IC structures. The SUPREMA is installed at many global semiconductor companies for production and process development at advanced 20nm technology nodes and beyond.

Etch

Etching is the process of selectively removing mask patterned materials from the wafer's surface to create desired patterns on the wafer's surface. Plasma etch is the use of a radio frequency ("RF") excited plasma to produce chemically reactive species from various gases. The reactive plasma is exposed to the wafer surface and etches away the material not protected by a masking layer.

Mattson Technology's plasma etch products, the paradigmE and Alpine, are built on our high-throughput platform to provide high overall equipment efficiency. Our plasma etch products feature proprietary Faraday-Shielded ICP plasma source combined with etch bias control. In 2013, we introduced our paradigmE XP etch system with a unique dual ICP source, allowing enhanced on-wafer performance to meet the increasingly stringent technology requirements for sub-20nm and 3-dimensional device production. The paradigmE XP and Alpine systems are installed at global semiconductor companies for production and process development at advanced memory and foundry/logic wafer fabs.

Rapid Thermal Processing (conventional)

Conventional RTP refers to a semiconductor manufacturing process that heats silicon wafers to high temperatures (up to 1200°C or greater) using high intensity lamps on a timescale of several seconds or less to set the electrical properties of the semiconductor devices. RTP consists of heating a single wafer at a time in order to affect its electrical properties. The single-wafer approach allows for faster wafer processing with shorter annealing times from less than one second to three minutes, and more precise control of the annealing profile and process parameters on the wafer.

Our Helios and Helios XP systems are in volume production at major memory customer sites. The strategy to expand beyond the memory market progressed in 2013 with the Helios XP. While extending the capabilities in the DRAM and NAND memory segment, the Helios XP system's temperature control architecture specifically aims at addressing advanced logic processing requirements, through its differentiated capabilities, including its low-temperature capability for advanced nickel silicide ("NiSi") formation and high temperature pattern independent processing. Mattson has major foundry/logic customers who have purchased the Helios XP down to the 20 nm and smaller technology nodes.

Millisecond Anneal

MSA refers to a semiconductor manufacturing process that heats silicon wafers to high temperatures (up to 1200°C or greater) on a millisecond timescale of 10 milliseconds or less to set the electrical properties of the semiconductor devices. MSA consists of rapidly heating the top surface of a wafer for extremely short times in order to affect its electrical properties only near that top surface without increasing the temperature of the rest of the wafer which could cause adverse effects on the overall IC device performance.

Millios, which features a patented arc lamp technology capable of greatly reducing thermal cycle time, is designed to enable our customers to meet advanced gate anneal and activation process requirements at the 20 nm technology node and beyond. MSA is required for key processes in most advanced technology nodes where the high temperature exposure requires less than a tenth of a second. The capability to control anneal times in the millisecond time regime, has enabled leading foundry/logic customers to significantly improve transistor performance in the 20 nm technology node. We have Millios tools released for volume production at two major foundry/logic wafer fabs and placed another system for evaluation with another foundry/logic customer.

Research, Development and Engineering

The semiconductor equipment industry is characterized by rapid technological change and product innovation. To be successful and competitive we continuously and aggressively develop more advanced processes and process integration solutions for our customers. The products that we develop and market allow our customers to address their advanced requirements. Only by continuously striving to develop new intellectual property ("IP") for processes and hardware can we maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering programs. We seek to maintain close relationships with our global customers and to remain responsive to their product and processing needs.

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

In plasma etch, we continued to extend the features and capabilities of our etch product offerings and expand the system's etch applications portfolio to include a new set of processes, focused on 3-dimensional IC technologies. The enhancements of the plasma source in the paradigmE XP have enabled process capabilities for the most demanding advanced DRAM and 3D NAND memory technologies. The paradigmE and paradigmE XP are now released for production in all segments of our customer base: foundry/logic, DRAM, and NAND manufacturers. In addition, our etch products are enabling development of leading-edge technologies while maintaining our focus on industry leading cost of ownership for our customers.

We have continued to extend the capability of our latest-generation RTP tools for 20nm technology requirements and beyond. Improved tool reliability and productivity are helping reduce our customers' cost of ownership. For Helios XP, we successfully engineered capabilities for more precise temperature measurement, as well as for low temperature processing. We also have developed and introduced the Differential Thermal Energy Control ("DTEC") capability to specifically address the pattern loading effect for pattern independent processing, an increasing problem below 40 nm logic processing. These innovative engineering improvements enable the formation of silicide's and ultra-shallow junction (USJ) for the most advanced devices.

In 2013, we continued to work closely with a leading device manufacturer to demonstrate Millios' process and manufacturing advantages. Based on the system's high throughput, stability and reliability, this customer qualified the Millios for its volume production facilities. In addition, a major foundry is now using the Millios system for its 20nm logic process development. We are working with other key customers to enable advanced process solutions, such as high-k metal gate ("HKMG") and silicide formation.

In 2014, we intend to continue to make investments in strategic development and engineering programs to meet our customers' technical and production requirements. Over the next year, we intend to focus our research, development and engineering efforts on improving existing system capabilities, developing new advanced strip, etch, conventional RTP, and MSA processes for smaller feature sizes, as well as continued development and commercialization of new products in etch and MSA.

We maintain applications development and engineering laboratories in California and Germany to address new tool and process development activities and customer specific requirements. Our research, development and engineering expenses were $16.9 million in 2013, $22.3 million in 2012 and $26.2 million in 2011, representing as a percentage of net revenues 14 percent, 18 percent and 14 percent, respectively.

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

Customers

In 2013, two customers, Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC") and Samsung Electronics Company, Ltd. ("Samsung"), combined represented approximately 68 percent of total net revenues and each customer individually represented greater than 10 percent of total net revenues. In 2012 and 2011, the same two customers combined represented approximately 53 percent and 52 percent of total annual net revenues, respectively, and each customer individually represented greater than 10 percent of total net revenues.

The percentage of net revenues from our ten largest customers for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Percentage of net revenues from our ten largest customers	90%	86%	87%

Sales and Marketing

Our sales and marketing efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force and distribution agreements in certain regions and countries. Our sales and marketing personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force residing in our Fremont, California headquarters and other locations in the United States, we also have sales and support offices in China, Germany, Singapore, Korea, and Taiwan. We also maintain a relationship with Canon Marketing, Japan for the distribution and support of our products in Japan.

International sales accounted for 90 percent of our total net revenues in 2013, 86 percent of our total net revenues in 2012 and 94 percent of our total net revenues in 2011. We anticipate that international sales will continue to account for a significant portion of our future total net revenues. Asia has been a particularly important region for our business. Our sales to customers located in Asia accounted for 85 percent of our total net revenues in 2013, 78 percent of our total net revenues in 2012 and 84 percent of our total net revenues in 2011. Our foreign sales are subject to certain governmental regulations, including under the Export Administration Act.

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

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. For several of our key customers, we typically receive orders several weeks prior to shipment. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our system backlog was $9.7 million as of December 31, 2013, $11.8 million as of December 31, 2012 and $27.1 million as of December 31, 2011. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. During periods of industry downturn, we have experienced cancellations, delays and push-outs of orders that were previously included in backlog.

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

Employees

As of December 31, 2013, we had 264 employees. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly-skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. In Germany, some of our employees are represented by labor union and majority of our employees are represented by workers' councils. None of our employees at other locations are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike.

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

Available Information

We file reports required of public companies with the U.S. Securities and Exchange Commission ("SEC"). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports or statements. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website (http://www.mattson.com) all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Additional information about us is available on our website at http://www.mattson.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. We make available free of charge on our corporate website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on "Investors" and then click on "SEC Filings" on the ribbon on the left under the "Financial Information" heading. From time to time, we may use our website as a channel of distribution of material company information. Our financial and other material information is routinely posted on and accessible at http://ir.mattson.com/

ITEM 1A. RISK FACTORS

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

We have incurred operating losses and generated negative cash flows for the last four years. As of December 31, 2013, we had cash, cash equivalents and restricted cash of $16.7 million, which included $2.1 million of restricted cash and working capital of $27.0 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank (the “Credit Facility”). As of December 31, 2013, we had $14.0 million outstanding borrowing under the Credit Facility, which we have subsequently paid down as of the date of this annual report on Form 10-K. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility, which may have a negative impact on our liquidity position.

We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and, in addition to the net proceeds from our February 2014 registered common stock offering of approximately $31.3 million, we may opportunistically seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

We have identified three significant deficiencies in our internal control over financial reporting with respect to inventory that, when aggregated, constitute a material weakness in our internal control over financial reporting at December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting over inventory could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified three significant deficiencies in our internal control over financial reporting with respect to inventory that, when aggregated, constitute a material weakness in our internal control over financial reporting at December 31, 2013. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our material weakness arose from our failure to maintain effective controls over the accounting for the existence, valuation and presentation of inventory. Specifically, we did not have controls that were adequately designed and operated effectively:

(i) To account for the impact of intercompany transitions of certain manufacturing operations from our Dornstadt, Germany location to our Fremont, California location on our excess and obsolete inventory reserve. This methodology error resulted in an understatement of inventory reserves in the second quarter of 2013 of approximately $316,000. In the fourth quarter of 2013 the methodology for calculating excess and obsolete reserves was modified by us and a reserve in the amount of $316,000 was recorded in our financial statements such that the impact to the annual financial statements for the year ended December 31, 2013 was $0. Also related to our calculation of our excess and obsolete inventory reserve, an error was identified in the methodology for calculating the release of excess and obsolete reserves for inventory that has been sold to an end customer. In the fourth quarter of 2013 the transfer of certain inventory from our Dornstadt, Germany location to our Fremont, California location was treated as a sale to an end customer rather than as an intercompany transfer, leading to the improper release of the excess and obsolete reserve associated with that inventory. The impact of this unadjusted audit adjustment was an overstatement of income for the fourth quarter and year ended December 31, 2013 of $116,000.

(ii) To account effectively for the impact of intercompany transitions from Dornstadt on our inventory reconciliations. We identified this methodology error arising from the fact that our process was originally designed to accommodate only a relatively limited volume of inventory transfers between locations. As such, due to the high volume of activity associated with the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California the methodology did not operate as designed. As a result, we recorded an adjustment to increase both inventory and accounts payable by $650,000 for the period ended December 31, 2013. This audit adjustment had no impact on the results of operations for the year ended December 31, 2013 or for any interim period for the year ended December 31, 2013.

(iii) To verify the existence of inventory at company-owned warehouses at interim periods. We have historically relied upon cycle count procedures to substantiate the existence of physical inventory. However, in the first quarter of 2013 we identified that our cycle count procedures were not operating as designed and concluded that we could not rely on those cycle count procedures to obtain reasonable assurance as to the existence of physical inventory. As a result, we conducted a physical inventory observation in the fourth quarter of 2013. The result of our physical inventory observation was a write-off of inventory of approximately $580,000 in the fourth quarter of 2013. Of this amount, $369,000 related to each of the interim periods in fiscal 2013.

While none of these significant deficiencies was individually considered a material weakness, our management has determined that, in the aggregate, these control deficiencies constitute a material weakness, because they could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal-Control Integrated Framework (1992) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). See “Item 9A. Controls and Procedures” of this report for a further discussion.

With the oversight of senior management and our audit committee, we have commenced steps intended to address the underlying causes of the significant deficiencies, primarily through the implementation of new processes and procedures that will address future one-time events such as the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California. We plan to remediate all of the control deficiencies underlying this material weakness during 2014.

However, any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline. In addition, any such failure has adversely affected, and could in the future adversely affect, the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are dependent on a highly concentrated customer base, and any delays, reduction or cancellation of purchases by these customers could harm our business. Additionally, we may not achieve anticipated revenue levels if we are not selected as “vendor of choice” for new or expanded customer fabrication facilities.

We derive most of our net revenues from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the years ended December 31, 2013 our three largest customers accounted for approximately 73 percent of our net revenues. For each of the years ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net revenues. We currently depend on a few customers for a significant portion of our net revenues, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

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

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including the delay in the second quarter of 2012 described above. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net revenues. If shipments of orders in backlog are canceled or delayed, net revenues could fall below our expectations and the expectations of market analysts and investors.

Once a semiconductor manufacturer selects a particular vendor’s capital equipment, the manufacturer generally relies upon equipment from this vendor of choice (“VOC”) for the specific production line application. In addition, the semiconductor manufacturer frequently will attempt to consolidate other capital equipment requirements with the same vendors. Accordingly, we may face narrow windows of opportunity to be selected as the VOC by new customers with significant needs. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product. If we are unable to achieve broader market acceptance of our systems and technology, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

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

The semiconductor industry has historically experienced periodic downturns due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-user demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions, and general economic conditions. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, we experienced a delay in the shipment of SUPREMA strip systems in the second quarter of 2012 as a result of softness in the industry. As a result, we had a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

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

International sales accounted for 90 percent of our net sales for the year ended December 31, 2013 and 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 85 percent of our net sales for the year ended December 31, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

•	burdensome governmental controls, laws, regulations, tariffs, duties, taxes, restrictions, embargoes or export license requirements;

•	unexpected changes in laws or regulations prompted by economic stress, such as protectionism, and other attempts to rectify real or perceived international trade imbalances;

•	exchange rate volatility;

•	the need to comply with a wide variety of foreign and U.S. customs, export and other laws;

•	political and economic instability;

•	government-sponsored competition;

•	differing labor regulations;

•	reduced protection for, and increased misappropriation of, intellectual property;

•	difficulties in accounts receivable collections;

•	increased costs for product shipments and potential difficulties from shipment delays;

•	difficulties in managing distributors, representatives, contract manufacturers and suppliers;

•	difficulties in staffing and managing foreign subsidiary operations; and

•	natural disasters, acts of war, terrorism, widespread illness or other catastrophes affecting foreign countries.

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

Our systems revenues depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from one to two years or longer. We may incur significant sales and marketing expenses during this evaluation period, in addition to tying up substantial inventory in customer product evaluations. The length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecast for a specific customer are not realized, we may experience an unplanned shortfall in net revenues, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We incurred net losses again between 2008 and 2013, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenues. As a result, we may continue to incur losses, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

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

Because of the economic downturn and the uncertainty of any future decline in demand for our products due to slowdowns in the semiconductor industry, we are continuing to take, and may have to take additional, actions to reduce costs. These actions have reduced, and could further reduce, our ability to invest in research and development at levels we believe are desirable. If we are unable to effectively align our cost structure with prevailing market conditions, we will experience additional losses and additional reductions in our cash and cash equivalents. If we are not able to suitably adapt to these economic conditions in a timely manner or at all, our performance, cash flows, results of operations and ability to access capital could be materially and adversely impacted.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. We have to date incurred costs and expect to incur additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2013, the closing price range for our common stock was between $0.95 and $3.09 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. In late 2012, we received a warning letter from NASDAQ as a result of our stock trading below $1.00 for a sustained period of time. While our stock price recovered to trade above $1.00 since January 7, 2013, any future decline below $1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

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

Our stock price has been below the 2009 to 2013 five-year peak of $5.46 for several years, and if net revenues do not return to the peak 2010 levels or we do not return to profitability, or, once profitable, sustain such profitability, in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

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

We have indebtedness. In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of December 31, 2013, we had $14.0 million outstanding borrowing under the Credit Facility. Although as of the date of this annual report on Form 10-K, we did not have any debt outstanding under the Credit Facility, we had availability to borrow an additional $25.0 million under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

On February 4, 2014, we entered into an amendment to our credit facility with Silicon Valley Bank that amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters and waived compliance with that covenant for the period ended December 31, 2013. We may not be able to obtain waivers of covenants in the future, and a failure to comply with the covenants and other provisions of the Credit Facility could result a lack of availability for borrowing under the Credit Facility or events of default, which could permit acceleration of repayment of all amounts due under the Credit Facility. Any required repayment of our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We periodically monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at such time. If we are unable to assert that our internal control over financial reporting is effective at year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Our principal properties as of December 31, 2013 are set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Fremont, California	Office, plant and warehouse	Headquarters, marketing, manufacturing, distribution, research and engineering	101,000	Leased
Dornstadt, Germany	Office, plant and warehouse	Pilot-line manufacturing, research and engineering	89,000	Leased

In addition to the above properties, we lease an aggregate of approximately 145,000 square feet of office space for sales and customer support offices, worldwide, including approximately 80,000 square feet of office space in Exton, Pennsylvania which is not needed for our operations. As of December 31, 2013, approximately 50 percent of the Exton property was subleased to another party.

We lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support at three locations in the U.S. and approximately 19 locations throughout the world, including China, Germany, Korea, Taiwan and Singapore.

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

In addition, as disclosed in Note 7. Commitments and Contingencies in Part II, Item 8 of this Form 10-K, in 2012 we resolved certain inadvertent Export Administration Regulation violations with the U.S. Bureau of Industry and Security.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on The NASDAQ Global Select Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol “MTSN”. The following table sets forth the low and high trading prices as reported by The NASDAQ Global Select Market for the periods indicated:

	Fiscal Year 2013 Quarter Ended				Fiscal Year 2012 Quarter Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012
Low	$0.86	$1.25	$2.01	$2.18	$1.35	$1.55	$0.76	$0.70
High	$1.48	$2.49	$2.55	$3.18	$3.30	$2.83	$1.79	$1.79

On March 13, 2014, our common stock on the NASDAQ Global Select Market was $2.45 per share; and according to the records of our transfer agent, we had 134 stockholders of record of our common stock on that date. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and have no present plans to pay cash dividends. We intend to retain all future earnings for use in our business. Additionally, our credit facility with Silicon Valley Bank restricts our ability to pay dividends, subject to certain limited exceptions.

Equity Compensation Plan Information

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference.

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return on Mattson Technology, Inc.'s common stock relative to the cumulative total returns of The NASDAQ Composite index and the NASDAQ Electronic Components index:

Comparison of Five-Year Cumulative Total Return
From December 31, 2008 through December 31, 2013 (1)
Among Mattson Technology, Inc., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

350
300
250
200
150
100
50
0
Value
2008
2009
2010
2011
2012
2013
Years Ended December 31
Mattson Technology, Inc.
NASDAQ Composite
NASDAQ Electronic Components

	As of December 31,
	2008	2009	2010	2011	2012	2013
Mattson Technology, Inc.	100	234	162	161	93	194
NASDAQ Composite	100	145	171	171	200	283
NASDAQ Electronic Components	100	157	179	170	176	235

(1) Assumes that $100 was invested in Mattson Technology, Inc. common stock and in each index at market closing prices on December 31, 2008, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2013. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have derived the Consolidated Statement of Operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013 and 2012 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011, 2010 and 2009 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K. For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income, cash flows or stockholders' equity.

Consolidated Statement of Operations Data :
(in thousands, except per share amounts)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net revenues	$119,434	$126,526	$184,947	$138,336	$42,748
Cost of goods sold	$82,028	$81,626	$128,699	$98,952	$46,960
Gross margin	$37,406	$44,900	$56,248	$39,384	$(4,212)
Loss from operations	$(11,013)	$(19,284)	$(16,550)	$(33,195)	$(77,011)
Net loss	$(10,975)	$(19,319)	$(17,950)	$(33,403)	$(67,042)

Net loss per share:
Basic and diluted	$(0.19)	$(0.33)	$(0.32)	$(0.67)	$(1.35)
Shares used in computing net loss per share:
Basic and diluted	58,944	58,538	55,299	50,073	49,832

Consolidated Balance Sheets Data:
(in thousands)
	December 31,
	2013	2012	2011	2010	2009
Cash, cash equivalents and restricted cash	$16,665	$16,231	$32,950	$20,889	$47,346
Short-term investments	$—	$—	$—	$2,151	$13,089
Working capital	$26,996	$39,634	$54,300	$47,100	$77,455
Total assets	$95,923	$80,069	$113,843	$111,624	$133,073
Total stockholders' equity	$34,149	$43,292	$60,145	$62,655	$94,706

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For the coming year, we will be focusing on continuing the advances we have made in the market position for each of our major products.

•
Our paradigmE XP has been qualified for advanced memory production at 2x nanometer DRAM, 1x nanometer NAND and 3D NAND technologies. The combination of the paradigmE XP’s technical capabilities and high productivity have established a growing etch market position in the memory segment. The continued investments of memory device manufacturers in technology node transitions will continue to drive etch revenues in 2014. We are also engaging foundry/logic customers to qualify finFET process applications with leading edge productivity.

•
Going into 2014, our Helios XP product is expected to have continued strength in foundry/logic segment. The Helios XP has established industry leading technical performance in 20 nanometer production with its dual side wafer heating and differential thermal energy control. When the transition to sub-20 nanometer technologies begins driving production tool orders, we anticipate market share growth with our Helios XP products.

•
Our millisecond anneal system, the Millios, has been qualified and released for high volume advanced foundry/logic production. With the completion of extensive qualifications, the Millios has achieved leading edge technical performance and productivity. Our proprietary arc lamp technology achieved superior device performance and our wafer stress management architecture has provided the industry with higher system availability and throughput without wafer breakage. We expect the Millios to play an important role in the volume production of sub-20 nanometer devices.

•
We expect steady contribution of our dry strip business to continue as investments by established customers in both foundry/logic and memory are expected to maintain our position in the dry strip market in 2014.

In December 2011, we initiated a broad-based cost reduction plan ("2011 Restructuring Plan"). During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. The fourth phase of the 2011 Restructuring Plan primarily consisted of further workforce reductions across all areas of the Company and additional contract termination costs related to two vacant facilities. The fourth phase of the 2011 Restructuring Plan was completed during the third quarter of 2013.

From the inception of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate, which consists of our total operating expenses, excluding restructuring expenses, has decreased 41 percent through the third quarter of 2013, representing approximately $29 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011. We incurred $10.5 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $3.7 million was recorded during 2013.

As of December 31, 2013, we had cash, cash equivalents and restricted cash of $16.7 million and working capital of $27.0 million. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of December 31, 2013, we have $14.0 million outstanding borrowing under the Credit Facility. Although as of the date of this annual report on Form 10-K, we did not have any debt outstanding under the Credit Facility, we had availability to borrow an additional $25.0 million under the Credit Facility.

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
As of December 31, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 0.75 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters immediately prior to the end of the reporting period. As of December 31, 2013, we did not meet the minimum consolidated EBITDA requirement of the Credit Facility. On February 4, 2014, we entered into a Waiver and Amendment Agreement with Silicon Valley Bank. This agreement amends the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters and waives compliance with such covenant for the period ended December 31, 2013. We were in compliance with all other financial covenants of the Credit Facility.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.3 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months.
Overall, the combination of our efforts under our 2011 Restructuring Plan and our reaction to improved market conditions and customer demand have resulted in our expected quarterly cash flow breakeven point at a quarterly net sales level of approximately $30.0 million. We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities. However, improvements in our results of operations and resulting cash position are largely dependent upon the continuation of improvements in the semiconductor equipment industry.
The future success of our business will depend on numerous factors, including, but not limited to, the market demand for semiconductors and semiconductor wafer processing equipment. Such factors also will include our ability to (a) enhance our competitiveness and profitability; (b) develop and bring to market new products that address our customers' needs; (c) grow customer loyalty through collaboration with and support of our customers; (d) maintain a cost structure that will enable us to operate effectively and profitably throughout changing industry cycles; and (e) generate the gross margin necessary to enable us to make the necessary investments in our business.
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

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventories, restructuring, income taxes and stock-based compensation as critical to our business operations and an understanding of our results of operations.

Revenue Recognition. We derive revenues from the following primary sources - equipment (tool or system) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, we recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers with previously demonstrated equipment acceptance, or equipment sales to new customers purchasing equipment with established reliability, we recognize revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. The revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance, and upon transfer of title. For equipment sales we generally recognize revenue for 90 percent of the total invoice amount as revenue upon shipment while 100 percent of the equipment's cost is recognized upon shipment. The remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the equipment is received.

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

Warranty. The warranty we offer on equipment sales is generally twelve months, except where previous customer agreements state otherwise. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of goods sold when the revenue is recognized for the sale of the related equipment. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases we adjust our warranty reserves accordingly. Actual warranty reserves and settlements against reserves are highly dependent on our equipment volumes.

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

Fair Value Measurements of Assets and Liabilities. We measure certain of our assets at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consists of assets and liabilities for which there are quoted prices in active markets; Level 2 consists of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consists of assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. Our cash equivalents and equity instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. We had no assets or liabilities classified within Level 2 or 3 as of December 31, 2013 and 2012.

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

For all tax jurisdictions, except Korea, we recorded a 100 percent valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2013. In assessing the need for a valuation allowance, we consider historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of the adjustment.

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

Results of Operations
A summary of our results of operations for years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for percentages):

	Year Ended December 31,
	2013		2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues	$119,434	100.0	$126,526	100.0	$(7,092)	(5.6)
Cost of goods sold	82,028	68.7	81,626	64.5	402	0.5
Gross margin	37,406	31.3	44,900	35.5	(7,494)	(16.7)
Operating expenses:
Research, development and engineering	16,915	14.1	22,328	17.6	(5,413)	(24.2)
Selling, general and administrative	27,842	23.3	36,786	29.1	(8,944)	(24.3)
Restructuring charges	3,662	3.1	5,070	4.0	(1,408)	(27.8)
Total operating expenses	48,419	40.5	64,184	50.7	(15,765)	(24.6)
Loss from operations	(11,013)	(9.2)	(19,284)	(15.2)	8,271	(42.9)
Interest income (expense), net	(494)	(0.4)	133	0.1	(627)	(471.4)
Other income (expense), net	(10)	—	316	0.2	(326)	(103.2)
Loss before income taxes	(11,517)	(9.6)	(18,835)	(14.9)	7,318	(38.9)
Provision for (benefit from) income taxes	(542)	(0.5)	484	0.4	(1,026)	(212.0)
Net loss	$(10,975)	(9.2)	$(19,319)	(15.3)	$8,344	(43.2)

	Years Ended December 31.
	2012		2011		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues	$126,526	100.0	$184,947	100.0	$(58,421)	(31.6)
Cost of goods sold	81,626	64.5	128,699	69.6	(47,073)	(36.6)
Gross margin	44,900	35.5	56,248	30.4	(11,348)	(20.2)
Operating expenses:
Research, development and engineering	22,328	17.6	26,189	14.2	(3,861)	(14.7)
Selling, general and administrative	36,786	29.1	44,720	24.2	(7,934)	(17.7)
Restructuring charges	5,070	4.0	1,889	1.0	3,181	168.4
Total operating expenses	64,184	50.7	72,798	39.4	(8,614)	(11.8)
Loss from operations	(19,284)	(15.2)	(16,550)	(9.0)	(2,734)	16.5
Interest income (expense), net	133	0.1	107	0.1	26	24.3
Other income (expense), net	316	0.2	163	0.1	153	93.9
Loss before income taxes	(18,835)	(14.9)	(16,280)	(8.8)	(2,555)	15.7
Provision for (benefit from) income taxes	484	0.4	1,670	0.9	(1,186)	(71.0)
Net loss	$(19,319)	(15.3)	$(17,950)	(9.7)	$(1,369)	7.6
(1)Not meaningful.

Net Revenues
A summary of our net revenues for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2013	2012	Amount	Percent	2011	Amount	Percent
Net revenues:
United States	$12,350	$17,476	$(5,126)	(29.3)	$10,311	$7,165	69.5
International:
Korea	22,173	47,611	(25,438)	(53.4)	84,623	(37,012)	(43.7)
Taiwan	50,782	28,577	22,205	77.7	37,507	(8,930)	(23.8)
China	20,250	8,562	11,688	136.5	12,110	(3,548)	(29.30)
Other Asia	8,740	13,615	(4,875)	(35.8)	21,002	(7,387)	(35.2)
Europe and others	5,139	10,685	(5,546)	(51.9)	19,394	(8,709)	(44.9)
	107,084	109,050	(1,966)	(1.8)	174,636	(65,586)	(37.6)
Total net revenues	$119,434	$126,526	$(7,092)	(5.6)	$184,947	$(58,421)	(31.6)
Net revenues were $119.4 million for the year ended December 31, 2013, a $7.1 million, or 6 percent, decrease compared to $126.5 million for the year ended December 31, 2012, primarily driven by lower strip systems revenue largely attributable to a decrease in sales into memory and logic applications, partially offset by an increase in RTP systems revenue. The increase in RTP systems revenue was primarily due to an increase in sales into foundry and logic applications partially offset by a decrease in sales into memory applications.
Net revenues were $126.5 million for the year ended December 31, 2012, a $58.4 million, or 32 percent, decrease compared to $184.9 million for the year ended December 31, 2011, primarily driven by lower overall net revenues from etch and strip systems into memory applications.
We experienced industry weakness beginning in the second quarter of 2012 as our customers continued their cautious approach to capacity expansion in reaction to the global economic environment and their expectation of supply and demand for their products. We began to see improvements in market conditions and customer demand in the third quarter of 2013 and we expect this trend to continue into 2014 primarily driven by a memory investment cycle and foundry spending for 20 nanometer processing technologies.
During 2013, net revenues from customers in Asia continued to account for a significant portion of our total net revenues. For the years ended December 31, 2013, 2012 and 2011, international sales comprised approximately 90 percent, 86 percent and 94 percent, respectively, of our total net revenues.

Cost of Goods Sold and Gross Margin
A summary of our cost of goods sold and gross margin for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2013	2012	Amount	Percent	2011	Amount	Percent
Cost of goods sold	$82,028	$81,626	$402	0.5	$128,699	$(47,073)	(36.6)
Gross margin	$37,406	$44,900	$(7,494)	(16.7)	$56,248	$(11,348)	(20.2)
Gross margin percentage	31.3%	35.5%		(4.2)	30.4%		5.1
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, and charges for excess and obsolete inventory.
Our gross margin decreased 4 percentage points from 35 percent in 2012 to 31 percent in 2013. The decrease in gross margin in 2013 was predominately attributable to a less favorable mix of system revenues that were heavily weighted towards our lowest-margin strip systems in 2013 as compared to 2012, as well as an increase in the amount of net revenues deferred upon system shipment.
Our gross margin improved 5 percentage points from 30 percent in 2011 to 35 percent in 2012. The increase in gross margin in 2012 as compared to the same period in 2011 was primarily due to higher system margins resulting from a favorable mix of higher margin systems compared to the prior year. In 2012, our gross margin also benefited from cost savings resulting from manufacturing the majority of our systems in-house as opposed to using a contract manufacturer. These increases in gross margin were partially offset by the increase of unabsorbed overhead costs as a result of lower production levels.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Operating Expenses
In December 2011, we initiated the 2011 Restructuring Plan, which in addition to general cost reduction activities, included consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Prior to the initiation of the 2011 Restructuring Plan in the fourth quarter of 2011, annualized operating expenses were $71.8 million. As a result of our cost reduction initiatives included in the 2011 Restructuring Plan in the fourth quarter of 2011, our quarterly operating expense run rate has decreased 41 percent through the third quarter of 2013, representing approximately $29 million in reductions of annual operating expenses as measured against annualized operating expenses in the third quarter of 2011.
Our financial results for the year ended December 31, 2013 benefited from the favorable impact of our cost reduction initiatives. Our total operating expenses decreased 15.8 million, or 24.6 percent, in 2013 as compared to 2012. In 2014 we expect our operating expenses to increase as necessary in response to a higher expected level of business volume.

Research, Development and Engineering
A summary of our research, development and engineering expenses for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for percentages):

	The Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2013	2012	Amount	Percent	2011	Amount	Percent
Research, development and engineering	$16,915	$22,328	$(5,413)	(24.2)	$26,189	$(3,861)	(14.7)
Percentage of net revenues	14.2%	17.6%			14.2%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses decreased $5.4 million, or 24 percent, in 2013 as compared to 2012 largely attributable to reductions in employee related expenses, certain facilities related costs, outside services and engineering material and depreciation expense. The decreases in employee related expenses, certain facilities related costs, outside services, engineering material costs were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan. The decrease in depreciation expense was the result of several assets being fully depreciated as of the end of 2012.
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
Selling, General and Administrative
A summary of our selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for percentages):

	Years Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2013	2012	Amount	Percent	2011	Amount	Percent
Selling, general and administrative	$27,842	$36,786	$(8,944)	(24.3)	$44,720	$(7,934)	(17.7)
Percentage of net revenues	23.3%	29.1%			24.2%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses decreased $8.9 million, or 24 percent, in 2013 compared to 2012. The decrease in selling, general and administrative expenses was primarily due to lower employee related expenses, outside services, travel and entertainment expenses and material and supplies, all resulting from cost reduction activities that have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan.
Selling, general and administrative expenses were $36.8 million in 2012, a decrease of $7.9 million, or 18 percent, compared to $44.7 million in 2011. The decrease in selling, general and administrative expenses was partially attributable to a decrease in amortization of $3.1 million for evaluation tools at other sites and other costs associated with supporting our evaluation tools that was related, in part, to our ability to convert certain of these tools into sales during the year; a decrease in depreciation expense related to fully depreciated assets; a decrease in employee-related expenses and outside services costs and a decrease in facilities costs as a result of certain lease termination agreements entered into at the end of 2011. The decrease in employee-related expenses and outside services was largely due to cost reduction activities that have been on-going since the fourth quarter of 2011 as well as lower sales commissions resulting from lower net sales in 2012.

Restructuring and Other Charges
As of December 31, 2013, we incurred $10.5 million in restructuring charges under the 2011 Restructuring Plan. We completed the first three phases of the 2011 Restructuring Plan in 2012 and completed the fourth phase of the 2011 Restructuring Plan during the third quarter of 2013.
For the year ended December 31, 2013, we incurred $2.8 million in employee severance and other costs, which included recruiting costs for our new chief executive officer as well as severance expense for our former chief executive officer totaling approximately $0.6 million. We also incurred $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities, net of sublease income. We paid $4.8 million in employee severance and other costs and $1.3 million in contract termination costs during 2013. As of December 31, 2013, we had $1.1 million accrued contract termination related restructuring costs in our Consolidated Balance Sheets, of which $0.8 million was classified as short-term and recorded within other current liabilities in our Consolidated Balance Sheets, and the remaining $0.3 million was classified as long-term and recorded within other liabilities in our Consolidated Balance Sheets.
In 2012, we recorded $4.7 million of employee severance and other expenses and $0.4 million contract termination costs. In 2011, we recorded $0.5 million of employee severance and other expenses and $1.4 million contract termination costs.
Interest Income (Expense), net
Interest income (expense), net was $0.5 million net expense in 2013, and primarily consisted interest charges on borrowings under our Credit Facility.
Interest income (expense), net was $0.1 million, net income in each of the years ended December 31, 2012 and 2011, primarily consisted of interest income from cash deposits.
Other Income (Expense), net
Other income (expense), net was $10,000 of expense in 2013 and primarily consisted of foreign currency exchange losses related to our inter-company balances denominated in foreign currencies partially offset by a gain from liquidation of certain foreign subsidiaries.
Other income (expense), net was $0.3 million of income in the year ended December 31, 2012, and primarily consisted of foreign exchange gains related to inter-company balances denominated in foreign currencies.
Other income (expense), net was $0.2 million of income in the year ended December 31, 2011 which primarily consisted of a gain related to extinguishment of certain liabilities, partially offset by net foreign exchange losses related to our inter-company balances denominated in foreign currencies.

Provision for (Benefits from) Income Taxes
In 2013 there was a net benefit for income taxes of $0.5 million, which consisted of a $0.6 million benefit from the release of various federal and foreign reserves due to the lapse of the statute of limitations, partially offset by foreign and state taxes of $0.1 million.

Provision for income taxes was $0.5 million in 2012, which consisted of $0.6 million deferred tax expense relating to an accrual for deferred tax liability on foreign earnings that may be repatriated, current foreign taxes of $0.4 million, partially offset by a $0.5 million benefit from the release of various foreign reserves.

We have provided a full valuation allowance against deferred tax assets for all jurisdictions, except for Korea, due to uncertainties and other negative evidence in our current operations and our expectations of future operations. It is more likely than not that our deferred tax assets will not be realized. Our income taxes provision could be favorably impacted going forward if our results of operations and forecasts for future profitability improve sufficiently to indicate that the related deferred tax assets will be realized. Such a change in management's expectations could result in a material change to our valuation allowance assessment and the resulting income tax provision.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2013 and 2012 were $14.6 million and $14.4 million, respectively. Working capital as of December 31, 2013 was $27.0 million, compared to $39.6 million as of December 31,

2012. Stockholders' equity as of December 31, 2013 was $34.1 million, compared to $43.3 million as of December 31, 2012.
The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(12,836)	$(15,968)	$(2,394)
Net cash provided by (used in) investing activities	(1,373)	(1,427)	3,214
Net cash provided by financing activities	14,187	366	12,871
Effect of exchange rate changes on cash and cash equivalents	246	310	519
Net increase (decrease) in cash and cash equivalents	$224	$(16,719)	$14,210
Liquidity and Capital Resources Outlook
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of December 31, 2013, we had $14.0 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent. Although as of the date of this annual report on Form 10-K, we did not have any debt outstanding under the Credit Facility, but we had availability to borrow an additional $25.0 million under the Credit Facility.
The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants. As of December 31, 2013, we did not meet the minimum EBITDA requirement of the Credit Facility. On February 4, 2014, we entered into an amendment to our credit facility with Silicon Valley Bank that amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters and waived compliance with that covenant for the period ended December 31, 2013. We were in compliance with all other financial covenants of the Credit Facility.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock shares. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.3 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net revenues, gross margin and operating expenses, as well as changes in our operating assets and liabilities. For example, our net revenues for the year ended December 31, 2013 decreased 6 percent compared to the same period in 2012. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost containment efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements.
Improvements in our results of operations and resulting cash position are largely dependent upon an improvement in the semiconductor equipment industry. We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis such as, an asset-backed financing agreement or the issuance of equity or debt securities through public or private financings. We currently have an effective omnibus shelf registration statement on file with the SEC that registers up to $25.5 million in securities that we may offer. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.

Operating Activities
Net cash used in operations was $12.8 million in 2013, comprised primarily of $11.0 million in net loss and a $6.7 million decrease in cash reflected in the net change in assets and liabilities, partially offset by non-cash charges of $4.8 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $12.3 million increase in accounts receivable and advance billings and a $5.3 million increase in inventory, partially offset by a $10.1 million increase in accounts payable, accrued compensation and benefits, and other current liabilities and a $1.8 million increase in deferred revenue. The increase in accounts receivable and advance billings was primarily due to the timing of billing and collections during the fourth quarter of 2013, with our increased equipment sales back-end loaded during the quarter. The decrease in accounts payable, accrued compensation and other current liabilities was primarily attributable to timing purchases and payments to vendors and service providers. Non-cash charges consisted primarily of $4.0 million of depreciation and amortization and $1.4 million of stock-based compensation.
In 2012, net cash used in operations was $16.0 million, comprised primarily of $19.3 million in net loss and a $2.8 million decrease in cash reflected in the net change in assets and liabilities, partially offset by non-cash charges of $6.1 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $9.9 million decrease in accounts payable, accrued compensation and benefits, and other current liabilities, a $6.0 million decrease in deferred revenue, a $2.4 million decrease in other liabilities and a $2.5 million increase in inventory, partially offset by a $13.2 million decrease in accounts receivable and advance billings and a $4.6 million decrease in prepaid expenses and other current assets. The decrease in accounts receivable, advance billings and deferred revenues reflects the decrease in net sales and business activities in 2012 compared to 2011. The decrease in accounts payable, accrued compensation and other current liabilities was primarily attributable to reduction in purchases and expenditures as a result of lower sales and the impact of our cost reduction initiatives. Non-cash charges consisted primarily of $3.9 million of depreciation and amortization and $1.6 million of stock-based compensation.
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
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $1.4 million in 2013, which primarily consists of $1.2 million used in purchases of property and equipment.
Net cash used in investing activities was $1.4 million in 2012, which consists primarily of our 2012 capital spending.
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
Financing Activities
Net cash provided by financing activities was $14.2 million in 2013, which consisted of $13.6 million in proceeds from our revolving credit facility, net of repayments and borrowing costs, and $0.6 million in proceeds from the issuance of common stock under our employee stock plans.
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
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2013 are summarized in the following table (in thousands):

	For the Years Ending December 31.
	2014	2015	2016	2017	Total
Revolving credit facility	$14,000	—	$—	—	$14,000
Operating leases	3,802	3,316	1,936	2,292	11,346
Vendor commitments:
Inventory	25,329	—	—	—	25,329
Other (1)	2,014	—	—	—	2,014
Total	$45,145	$3,316	$1,936	$2,292	$52,689

________________________
(1) Other vendor commitments primarily include service-related contracts and agreements for information technology support, commitments for non-inventory purchases of assets, and other service-related commitments.

We continue to lease one building previously used to house the administrative functions related to the wet surface preparation products in Exton, Pennsylvania. The original lease for the administrative building was scheduled to expire on March 31, 2019, with a current rental cost of approximately $0.9 million annually. In December 2011, we reached a settlement with the landlord, which includes exiting from the lease arrangement in July 2015. The settlement also reduces our total future lease obligations from $9.6 million to $3.8 million, which includes $1.0 million in lease termination and other fees. Of the $3.8 million in lease commitments, we paid $1.7 million in 2012, $0.9 million in 2013 and will pay the remaining balance on a declining basis through July 2015. In October 2013, we entered into another lease amendment agreement with the landlord which accelerated the termination of certain floors under the lease arrangement and further reduced our future lease obligations for this facility.

In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. At December 31, 2013 and 2012, we had an accrued liability balance of $0.7 million and $1.0 million, respectively, related to this facility. Adjustments to this accrual may be required in future periods if events and circumstances change.

As of December 31, 2013, we had approximately $0.3 million of net unrecognized tax benefits, including interest and penalties which are included in other non-current liabilities. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or the audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing its significant obligations to make future payments under contractual obligations as of December 31, 2013 presented above.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.4 million based on the applicable exchange rate as of December 31, 2013), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of the C$14.3 million royalty (approximately $13.4 million based on the applicable exchange rate as of December 31, 2013) or December 31, 2020. The transition of our Canadian operations to Germany will not result in the dissolution of MTC.

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
As of December 31, 2013, we had $14 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represented the greater of the Federal Funds Effective Rate plus 0.50 percent and the prime rate, plus 1.5 percent. At December 31, 2013, a 100 basis point interest rate fluctuation would increase our interest expense by $0.1 million annually.
We generally invest most of our cash in non-interest bearing bank accounts, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Consolidated Statements of Operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of December 31, 2013, our U.S. operations had approximately $13.0 million, net, in foreign denominated operating inter-company payable. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $1.3 million (U.S. dollar strengthening), or a loss of $1.3 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our Consolidated Statement of Operations.
We recorded $0.6 million net foreign currency exchange losses, $0.4 million net foreign currency exchange gains and $0.7 million net foreign currency exchange losses in the years ended December 31, 2013, 2012 and 2011, respectively, in other income (expense), net in our consolidated statements of operations.
For the years ended December 31, 2013, we included $0.1 million foreign currency translation adjustment loss in our Consolidated Statement of Comprehensive Loss primarily due to the weakening of the U.S. dollar against the euro partially offset by the impact by the strengthening of the U.S. dollar against the Korea won and the Singapore dollar.
For the years ended December 31, 2012 and 2011, we included $0.5 million and $0.2 million, respectively, in foreign currency translation adjustment gains in our Consolidated Statement of Comprehensive Loss. The $0.5 million foreign exchange translation adjustment gain in 2012 was primarily due to the weakening of the U.S. dollar against the Korean won, the euro and the Singapore dollar and partially offset by the strengthening of the U.S. dollar against the Japanese yen. These changes in foreign currency exchanges rates favorably impacted the net assets used in our foreign operations.
The cumulative translation adjustment as of December 31, 2013 and 2012 was $20.8 million and $21.0 million, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Stockholders' Equity, and Cash Flows present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the existence, valuation and presentation of inventory existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 17, 2014

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$119,434	$126,526	$184,947
Cost of goods sold	82,028	81,626	128,699
Gross margin	37,406	44,900	56,248
Operating expenses:
Research, development and engineering	16,915	22,328	26,189
Selling, general and administrative	27,842	36,786	44,720
Restructuring and other charges	3,662	5,070	1,889
Total operating expenses	48,419	64,184	72,798
Loss from operations	(11,013)	(19,284)	(16,550)
Interest income (expense), net	(494)	133	107
Other income (expense), net	(10)	316	163
Loss before income taxes	(11,517)	(18,835)	(16,280)
Provision for (benefit from) income taxes	(542)	484	1,670
Net loss	$(10,975)	$(19,319)	$(17,950)
Net loss per share:
Basic and diluted	$(0.19)	$(0.33)	$(0.32)
Shares used in computing net loss per share:
Basic and diluted	58,944	58,538	55,299

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(10,975)	$(19,319)	$(17,950)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments	(148)	512	158
Change in unrealized investment gain (loss)	(29)	23	107
Other comprehensive income (loss)	(177)	535	265
Comprehensive loss	$(11,152)	$(18,784)	$(17,685)

 The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,578	$14,354
Accounts receivable, net of allowance for doubtful accounts of $704 as of December 31, 2013 and $541 as of December 31, 2012	26,245	15,660
Advance billings	3,346	1,720
Inventories	34,126	33,309
Prepaid expenses and other current assets	5,267	4,561
Total current assets	83,562	69,604
Property and equipment, net	9,216	7,387
Intangibles, net	250	500
Restricted cash	2,087	1,877
Other assets	808	701
Total assets	$95,923	$80,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,624	$11,767
Accrued compensation and benefits	2,713	4,496
Deferred revenues, current	9,107	6,189
Revolving credit facility	14,000	—
Other current liabilities	4,122	7,518
Total current liabilities	56,566	29,970
Deferred revenues, non-current	1,971	3,059
Other liabilities	3,237	3,748
Total liabilities	61,774	36,777
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 63,384 shares issued and 59,203 shares outstanding as of December 31, 2013; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2012	63	63
Additional paid-in capital	654,050	652,041
Accumulated other comprehensive income	20,830	21,007
Treasury stock, 4,181 shares as of December 31, 2013 and December 31, 2012	(37,986)	(37,986)
Accumulated deficit	(602,808)	(591,833)
Total stockholders' equity	34,149	43,292
Total liabilities and stockholders' equity	$95,923	$80,069
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock			Accumulated Other Compre-hensive Income	Treasury Stock
	Shares	Amount	Additional Paid-in Capital		Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	54,440	$54	$634,944	20,207	(4,181)	(37,986)	(554,564)	62,655
Net loss	—	—	—	—	—	—	(17,950)	(17,950)
Other comprehensive income, net of tax	—	—	—	265	—	—	—	265
Shares issued in connection with public offering, net	7,820	9	12,590	—	—	—	—	12,599
Shares issued under employee stock plan, net	144	—	87	—	—	—	—	87
Shares issued under employee stock purchase plan	143	—	185	—	—	—	—	185
Stock-based compensation expense	—	—	2,304	—	—	—	—	2,304
Balance at December 31, 2011	62,547	63	650,110	20,472	(4,181)	(37,986)	(572,514)	60,145
Net loss	—	—	—	—	—	—	(19,319)	(19,319)
Other comprehensive income, net of tax	—	—	—	535	—	—	—	535
Shares issued under employee stock plan, net	256	—	238	—	—	—	—	238
Shares issued under employee stock purchase plan	105	—	128	—	—	—	—	128
Stock-based compensation expense	—	—	1,565	—	—	—	—	1,565
Balance at December 31, 2012	62,908	63	652,041	21,007	(4,181)	(37,986)	(591,833)	43,292
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss, net of tax	—	—	—	(177)	—	—	—	(177)
Shares issued under employee stock plan, net	413	—	445	—	—	—	—	445
Shares issued under employee stock purchase plan	63	—	131	—	—	—	—	131
Stock-based compensation expense	—	—	1,433	—	—	—	—	1,433
Balance at December 31, 2013	63,384	$63	$654,050	$20,830	(4,181)	$(37,986)	$(602,808)	$34,149

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(10,975)	$(19,319)	$(17,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,971	3,941	8,983
Stock-based compensation	1,433	1,565	2,304
Deferred income taxes	(450)	583	3,698
Other non-cash items	(156)	52	(188)
Changes in assets and liabilities:
Accounts receivable	(10,702)	9,837	(1,380)
Advance billings	(1,626)	3,351	(1,897)
Inventories	(5,317)	(2,503)	2,265
Prepaid expenses and other current assets	(536)	4,616	(3,337)
Other assets	85	252	220
Accounts payable	14,687	(5,312)	(3,906)
Accrued compensation and benefits and other current liabilities	(4,554)	(4,553)	3,065
Deferred revenue	1,830	(6,044)	6,268
Other liabilities	(526)	(2,434)	(539)
Net cash used in operating activities	(12,836)	(15,968)	(2,394)
Cash flows from investing activities:
Maturities of available-for-sale investments	—	—	2,151
Decrease (increase) in restricted cash	(202)	—	2,149
Purchases of property and equipment	(1,171)	(1,487)	(1,928)
Proceeds from sales of property and equipment	—	60	842
Net cash provided by (used in) investing activities	(1,373)	(1,427)	3,214
Cash flows from financing activities:
Proceeds from revolving credit facility, net borrowing costs	28,611	—	—
Repayment of revolving credit facility	(15,000)	—	—
Proceeds from issuance of common stock, net	576	366	12,871
Net cash provided by financing activities	14,187	366	12,871
Effect of exchange rate changes on cash and cash equivalents	246	310	519
Net increase (decrease) in cash and cash equivalents	224	(16,719)	14,210
Cash and cash equivalents, beginning of period	14,354	31,073	16,863
Cash and cash equivalents, end of period	$14,578	$14,354	$31,073
Supplemental Disclosure:
Cash paid for interest	578	—	$—
Cash paid for (refunded from) income taxes, net	$422	$794	$(479)
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mattson Technology, Inc. (referred to in this Annual Report on Form 10-K as "Mattson," "we," "us," or "our") was incorporated in California in 1988 and reincorporated in Delaware in 1997. We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs").
Basis of Presentation
The consolidated financial statements include the accounts of Mattson and all our subsidiaries. All inter-company balances and transactions have been eliminated. Our fiscal year ends on December 31. Our interim fiscal quarters are based upon the first quarter ending on the Sunday closest to March 31, with the second and third fiscal quarters each being exactly 13 weeks long.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We evaluate our estimates on an ongoing basis, including those related to the useful lives and fair value of long-lived assets, estimates used to determine facility lease loss liabilities, measurement of warranty obligations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates for allowance for doubtful accounts, and valuation of excess and obsolete inventories. Our estimates and assumptions can be subjective and complex and, consequently, actual results could differ materially from those estimates.
Reclassifications
  Restricted cash was presented as part of current assets in our December 31, 2012 Consolidated Balance Sheets and has been reclassified to long-term assets for consistent classification with the current year's financial statement presentation. For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income, cash flows or stockholders' equity.
Out-of-period adjustments
In the fourth quarter of 2013, we recorded two correcting adjustments totaling $0.7 million which resulted in a decrease in our inventory balance and an increase in cost of goods sold as of and for the year ended December 31, 2013. A correcting adjustment in the amount of $0.4 million, which arose from a physical inventory count completed in the fourth quarter of 2013, was related to the first, second and third quarters of 2013. A correcting adjustment of $0.3 million related to the reserve for excess and obsolete inventory was recorded in the fourth quarter of 2013 that was related to the second quarter of 2013. Management believes that the aforementioned amounts are not material to the current and previously reported financial statements.
Liquidity and Management Plans
As of December 31, 2013, we had cash, cash equivalents and restricted cash of $16.7 million and working capital of $27.0 million.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of December 31, 2013, we had $14.0 million outstanding under the Credit Facility at an annual interest rate of 4.75 percent, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent.
The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants. As of December 31, 2013, we did not meet the minimum EBITDA requirement of the Credit Facility. On February 4, 2014, we entered into an amendment to our Credit Facility with Silicon Valley Bank that amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters starting 2014 and waived compliance with that covenant for the period ended December 31, 2013. We were in compliance with all other financial covenants of the Credit Facility. See Note 5. Revolving Credit Facility for additional details related to the Credit Facility.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.3 million from the offering after deducting underwriting discounts and estimated offering expenses.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net sales, gross margin and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements.
We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis, including from a combination of sources such as an asset-backed financing agreement or the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
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

Our trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the U.S., Asia and Europe. As of December 31, 2013, two customers accounted for 61 percent and 23 percent of our total net accounts receivable. As of December 31, 2012, two customers accounted for 35 percent and 29 percent of our total net accounts receivable.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until title transfers to the customer. Under our terms of sale, title generally transfers when we complete physical transfer of the products to the freight carrier, unless other customer practices or terms and conditions prevail. All inter-company profits pertaining to the sales and purchases of inventory among our subsidiaries are eliminated from the consolidated financial statements.

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

Inventory includes evaluation tools placed at customer sites as part of our marketing efforts. We typically amortize the cost of the evaluation tools over an estimated period of five years, taking into consideration the estimated cost to refurbish the tools and the estimated net realizable value of the tools. The amortization charges are reported as selling, general and administrative expenses. Amortization expense was $1.5 million, $1.0 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $2.2 million, $2.7 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. When assets are retired or otherwise disposed of, the assets and the associated accumulated depreciation are removed from the accounts. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2012, we recorded a $0.2 million impairment charge related to property and equipment that became obsolete as a result of our facility consolidations under our 2011 Restructuring Plan. We had no impairment charges in 2013 and 2011.

Warranty

The warranty we offer on equipment sales is generally twelve months, except where previous customer agreements state otherwise. A provision for the estimated cost of warranty, based on historical costs, is recorded as a cost of goods sold when the revenue is recognized for the sale of the related equipment. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field expense profiles may differ from historical experience, and in those cases we adjust our warranty reserves accordingly. Actual warranty reserves and settlements against reserves are highly dependent on our equipment volumes.

Revenue Recognition

We derive revenues from the following primary sources - equipment (tool or system) sales, spare part sales and service and maintenance contracts. In accordance with the authoritative guidance on revenue recognition, we recognize revenue on equipment sales as follows: 1) for equipment sales of existing products with new specifications and for sales of new products, revenue is recognized upon customer acceptance; 2) for equipment sales to existing customers with previously demonstrated equipment acceptance, or equipment sales to new customers purchasing equipment with established reliability, we recognize revenue on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. The revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items such as installation and customer acceptance, and upon transfer of title. For equipment sales we generally recognize revenue for 90 percent of the total invoice amount as revenue upon shipment while 100 percent of the equipment's cost is recognized upon shipment. The remaining portion, generally 10 percent of the total invoice amount, is contingent upon customer acceptance and is recognized once installation services are completed and final customer acceptance of the equipment is received.

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

Research, Development and Engineering Expenses
Research, development and engineering expenses include the personnel-related costs and outside consulting expenses associated with the research, development and engineering of new products and enhancements to existing products, facility related costs and other corporate allocations. These costs are expensed as incurred.

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

Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.6 million and $2.3 million, respectively. We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2013, 2012 and 2011 as such amounts were immaterial.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded a $0.6 million net foreign currency transaction loss, a $0.4 million net foreign currency transaction gain and a $0.7 million net foreign currency transaction loss, respectively. At December 31, 2013 and 2012, the cumulative translation adjustment was $20.8 million and $21.0 million, respectively.

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

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. We adopted ASU No. 2011-11 at the beginning of our fiscal year 2013, and this adoption did not have a material impact on our financial statements and disclosures.
In July 2012, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. We adopted this accounting guidance as of January 1, 2013, and this adoption did not have a material impact on our financial statements and disclosures.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. We adopted this accounting standard in the first quarter of 2013 and our financial statement presentation and disclosure is consistent with the guidance provided ASU 2013-02.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 will be effective prospectively in fiscal 2014. We adopted ASU 2013-05 in the first quarter of 2014, the adoption of this accounting standard did not have material impact on our financial statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We will adopt this accounting guidance in the first quarter of 2014. We do not expect the adoption of this accounting standard to have a material impact on our financial statements.

2.	BALANCE SHEET DETAILS
As of December 31, 2013 and 2012, we had restricted cash of $2.1 million and $1.9 million, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying Consolidated Balance Sheets. See Note 7. Commitments and Contingencies for additional details related to the standby letters of credit.
Components of inventories as of December 31, 2013 and December 31, 2012 are shown below (in thousands):

	December 31,
	2013	2012
Inventories:
Purchased parts and raw materials	$26,842	$20,820
Work-in-process	4,260	3,186
Finished goods	3,024	9,303
	$34,126	$33,309

Components of prepaid expenses and other current assets as of December 31, 2013 and December 31, 2012 are shown below (in thousands):

	December 31,
	2013	2012
Prepaid expenses and other current assets:
Value-added tax	$2,134	$1,133
Retirement insurance - foreign employees	75	1,432
Other current assets	3,058	1,996
	$5,267	$4,561

At December 31, 2013 and 2012, we had $0.1 million and $1.4 million, respectively, in retirement insurance assets which represent our contributions to a restricted account for retirement benefits for certain of our foreign employees. During 2013, a majority of these employees opted to convert their accounts to an alternative retirement option, which required us to transfer the account balances from a restricted account maintained by us to a third-party account manager, thereby removing the retirement insurance assets and corresponding obligation for these benefits from our balance sheet. The remaining corresponding obligation for these benefits is recorded in accrued compensation and benefits in the accompanying Consolidated Balance Sheets.
Components of property and equipment as of December 31, 2013 and December 31, 2012 are shown below (in thousands):

	December 31,
	2013	2012
Property and equipment, net:
Machinery and equipment	$42,329	$43,853
Furniture and fixtures	9,908	9,985
Leasehold improvements	18,626	18,035
	70,863	71,873
Less: accumulated depreciation	(61,647)	(64,486)
	$9,216	$7,387
Components of other current liabilities as of December 31, 2013 and December 31, 2012 are shown below (in thousands):

	December 31,
	2013	2012
Other current liabilities:
Warranty	$1,786	$1,691
Value-added tax	358	435
Accrued restructuring charge - current	812	3,437
Other	1,166	1,955
	$4,122	$7,518

3.	FAIR VALUE MEASUREMENT
We measure certain assets and liabilities at fair value, which is an exit price, representing the amount that would be received upon selling an asset or paid in order to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The authoritative guidance on fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Include other inputs that are directly or indirectly observable in the marketplace.
Level 3. Unobservable inputs that are supported by little or no market activities.
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit on quoted market prices in active markets. As of December 31, 2013 and 2012, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature. The estimated fair value of our revolving credit facility approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash and cash equivalents:
Money market funds	$1,880	$1,880	$4,878	$4,878
Prepaid expenses and other current assets:
Equity instruments	—	—	44	44
Total assets measured at fair value	$1,880	$1,880	$4,922	$4,922
Liabilities measured at fair value:
Other long-term liabilities:
Deferred compensation liabilities	$—	$—	$44	$44
Total liabilities measured at fair value	$—	$—	$44	$44
Equity instruments in the preceding table represent plan assets under our deferred compensation plan, which offset corresponding deferred compensation plan liabilities as of the dates presented. During fiscal year 2013, we terminated the deferred compensation plan.

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31,
	2013	2012
Developed technology	$1,250	$1,250
Accumulated amortization	(1,000)	(750)
	$250	$500

Amortization expense for intangibles was $0.3 million in each of the years ended December 31, 2013, 2012 and 2011, and was included as part of research, development and engineering expense.

We expect the amortization expense of intangible assets to be $0.3 million in 2014 based on the current level of our intangible assets.

5.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. At December 31, 2013, we had $14 million outstanding under the Credit Facility.
In the absence of an event of default, any amounts outstanding under the Credit Facility may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016.
At our option, the borrowings under the Credit Facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate, plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. As of December 31, 2013, the effective interest rate on our outstanding borrowings was 4.75 percent, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus 1.50 percent. If an event of default occurs under the Credit Facility, the interest rate will increase by 2.0 percent per annum.
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
As of December 31, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 0.75 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters immediately prior to the end of the reporting period. When as measured as of December 31, 2013, we would not have met the minimum consolidated EBITDA requirement of the Credit Facility. As a result, on February 4, 2014, we entered into a Waiver and Amendment Agreement with Silicon Valley Bank. This agreement amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters starting 2014 and waived compliance with such covenant for the period ended December 31, 2013. We were in compliance with all other financial covenants of the Credit Facility.
The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to matters such as ERISA, judgments, and a change of control. Due to the potential for acceleration of obligations under the Credit Facility upon the occurrence of certain events, some of which are outside our control, borrowings under the Credit Facility are classified within current liabilities in the Consolidated Balance Sheets.
We incurred $0.4 million in debt issuance costs in connection with the Credit Facility, which are being amortized over the three-year term of the Credit Facility. In addition, we pay monthly commitment fees equal to 0.375 percent per annum on the unused portion of the Credit Facility.

6.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. We completed the first three phases of our cost reduction plan during 2012, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. In January 2013, we finalized our plans for the fourth phase of the cost reduction plan. The fourth phase of our cost reduction plan included additional workforce reductions across all areas of the Company and additional contract termination costs related to two vacant facilities. The fourth phase of the 2011 Restructuring Plan was completed during the third quarter of 2013.

As of December 31, 2013, we have incurred $10.5 million in total restructuring and other charges under the 2011 Restructuring Plan, of which $3.7 million was recorded during 2013 and included $0.8 million in contract termination costs related to future rent obligations, net of sublease income, associated with two vacated leased facilities.
The following table summarizes changes in our restructuring accrual for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2010	$94	$1,206	$—	$1,300
Restructuring charges	452	1,437	—	1,889
Payments	(370)	(76)	—	(446)
Reserve adjustments	(94)	$94	—	—
Balance at December 31, 2011	82	2,661	—	2,743
Restructuring charges (1)	4,011	355	704	5,070
Payments	(2,190)	(1,420)	(474)	(4,084)
Write-off of long-term assets (1)	—	—	(230)	(230)
Reserve adjustments	102	4	—	106
Balance at December 31, 2012	2,005	1,600	—	3,605
Restructuring charges	2,413	825	424	3,662
Payments	(4,406)	(1,322)	(399)	(6,127)
Reserve adjustments	(12)	—	(25)	(37)
Balance at December 31, 2013	$—	$1,103	$—	$1,103
(1) During 2012, we recorded a $0.2 million charge related to impairment of property and equipment resulting from the transfer of our research, development and prototype production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
For the year ended December 31, 2013, we incurred $2.8 million in employee severance and other costs, which included recruiting costs for our new chief executive officer as well as severance expense for our former chief executive officer totaling approximately $0.6 million. We also incurred $0.8 million in contract termination costs related to future rent obligations, net of sublease income, associated with two vacated leased facilities. We paid $4.8 million in employee severance and other costs and $1.3 million in contract termination costs during 2013.
For the year ended December 31, 2012, we recorded $4.7 million in employee severance and other costs and $0.4 million in contract termination costs. We paid $2.7 million in employee severance and other costs and $1.4 million contract termination costs during 2012.
For the year ended December 31, 2011, we recorded $0.5 million in employee severance and other costs and $1.4 million in contract termination costs. We paid $0.4 million in employee severance costs and $0.1 million contract termination costs during 2011.
As of December 31, 2013, $0.8 million of the accrued restructuring costs was classified as short-term and recorded within other current liabilities in our Consolidated Balance Sheets, and the remaining $0.3 million of the restructuring accrual was classified as long-term and recorded within other liabilities in our Consolidated Balance Sheets.
As of December 31, 2012, $3.4 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the Consolidated Balance Sheets, and the remaining $0.2 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Consolidated Balance Sheets.

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
The following table summarizes changes in our product warranty accrual for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$1,691	$3,419	$2,539
Warranties issued in the period	2,031	2,242	3,577
Costs to service warranties	(1,981)	(4,286)	(3,263)
Warranty accrual adjustments	45	316	566
Ending balance	$1,786	$1,691	$3,419

Operating Leases

We hold various operating leases related to our worldwide facilities and equipment. Our minimum annual lease commitments with respect to our operating leases were as follows as of December 31, 2013 (in thousands):

Year Ending December 31,	Minimum Future Lease Payments	Sublease Rental Income	Minimum Future Lease Payments
2014	$3,920	$(118)	$3,802
2015	3,401	(85)	3,316
2016	1,936	—	1,936
2017	2,292	—	2,292
	$11,549	$(203)	$11,346

Rent expense was $3.9 million, $4.3 million and $5.0 million in 2013, 2012 and 2011, respectively. We recorded sublease income related to our Exton, Pennsylvania facility of $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We continue to lease one building previously used to house the administrative functions related to the wet surface preparation products in Exton, Pennsylvania. The original lease for the administrative building was scheduled to expire on March 31, 2019, with a current rental cost of approximately $0.9 million annually. In December 2011, we reached a settlement with the landlord, which includes exiting from the lease arrangement in July 2015. The settlement also reduces our total future lease obligations from $9.6 million to $3.8 million, which includes $1.0 million in lease termination and other fees. Of the $3.8 million in lease commitments, we paid $1.7 million in 2012, $0.9 million in 2013 and will pay the remaining balance on a declining basis through July 2015. In October 2013, we entered into another lease amendment agreement with the landlord, which accelerated the termination of certain floors under the lease arrangement and further reduced our future lease obligations for this facility.

In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. At December 31, 2013 and 2012, we had an accrued liability balance of $0.7 million and $1.0 million, respectively, related to this facility. Adjustments to this accrual may be required in future periods if events and circumstances change.

Guarantees

In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by certificates of deposit, which are classified as restricted cash in the accompanying Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of December 31, 2013, the maximum potential amount that we could be required to pay was $2.1 million, the total amount of outstanding standby letters of credit, which were secured by $2.1 million in money market fund accounts and recorded as restricted cash.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.4 million based on the applicable exchange rate as of December 31, 2013), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $13.4 million based on the applicable exchange rate as of December 31, 2013) or through December 31, 2020. The transition of our research, development and prototype production activities for the Millios system from our Canadian operations to Germany did not result in the dissolution of MTC.
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

As previously reported, in 2008 we self-disclosed to BIS certain inadvertent EAR violations. In April 2012, we entered into a settlement agreement with BIS that resolved in full all matters contained in our voluntary self-disclosure. Under the settlement, we agreed to a civil penalty of $0.9 million of which we paid $0.3 million in May 2012. Payment of the remaining $0.6 million was suspended for a one-year period ended April 30, 2013 and was waived given there were no violations during that period. We are not aware of any known violations during this period.
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
Common Stock

We report common stock repurchased as treasury stock in the accompanying Consolidated Balance Sheets. Treasury stock as of December 31, 2013 and 2012 was 4.2 million shares at a total purchase price of $38.0 million.

Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income ("AOCI") for the years ended December 31, 2013, 2012 and 2011 is as follows (thousands):

	Years Ended December 31,
	2013	2012	2011
Foreign currency translation adjustments:
Balance at beginning of period	$20,978	$20,466	$20,308
Reclassification to earnings, net of tax impact	(488)	—	—
Change in currency translation adjustment, net of tax	340	512	158
Balance at end of period	20,830	20,978	20,466
Unrealized investment gain:
Balance at beginning of period	29	6	(101)
Reclassification to earnings, net of tax	(29)	(6)	13
Changes in unrealized investment gain, net of tax	—	29	94
Balance at end of period	—	29	6
Accumulated other comprehensive income end of period	$20,830	$21,007	$20,472

During the fourth quarter of fiscal year 2013, we recorded $0.5 million in other income (expense), net within our Consolidated Statement of Operations related to the liquidation of our Japan and Italy subsidiaries and the release of the corresponding cumulative translation adjustment.

During the years ended December 31, 2013, 2012 and 2011, realized gains or losses on our investments were reclassified from AOCI to other income (expense), net in our Consolidated Statement of Operations.

Stockholder Rights Plan

On July 28, 2005, we adopted a Stockholder Rights Plan ("the Rights Plan"), under which stockholders of record at the close of business on August 15, 2005 received one share purchase right ("Right") for each share of our common stock held on that date. The Rights, which currently trade with our common stock and represent the right to purchase one one thousandth of a share of preferred stock at $55 per share, become exercisable when a person or group acquires 15 percent or more of our common stock ("the acquiror") without prior approval of our Board of Directors. In that event, the Rights would permit our stockholders, other than the acquiror, to purchase shares of our common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Also, under the Rights Plan, (i) prior to a person or group acquiring 15 percent of our common stock, we can redeem the Rights for $0.001 each; (ii) we can issue one Right for each share of common stock that becomes outstanding after the record date and before the acquisition of 15 percent of our common stock by an acquiror; (iii) when the Rights become exercisable, our Board of Directors may authorize the issuance of one share of our common stock in exchange for each Right that is then exercisable; and (iv) in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50 percent discount. The Rights expire on July 27, 2015. As of December 31, 2013, we had approximately 50 million share purchase rights outstanding.

Registered Public Offering
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. See Note 14. Subsequent Event for additional details related to the registered public offering.

9.	EMPLOYEE STOCK PLANS
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

As of December 31, 2013, we had approximately 5.5 million shares available for future grants under the 2012 Plan.
Stock Options
Options to purchase common stock granted under the 2012 Plan generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter. In October 2012, our Board of Directors approved a special stock option retention grant to all existing employees. The 1.7 million shares retention grant vests in its entirety 15 months after the vesting commencement date on January 31, 2014.
We granted 1.6 million, 3.1 million and 1.6 million stock options during 2013, 2012 and 2011, respectively, with an estimated total grant date fair value of $1.4 million, $2.9 million and $2.2 million, respectively. We settle employee stock option exercises with newly issued common shares.

The following table summarizes the stock option activity under all of our equity incentive plans for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2012	7,614	$3.34
Granted	1,579	$1.40
Exercised	(405)	$1.10
Forfeited or expired	(3,795)	$4.29
Outstanding at December 31, 2013	4,993	$2.18	4.9	$5,281
Vested and expected to vest at December 31, 2013	4,626	$2.23	4.8	$4,851
Exercisable at December 31, 2013	1,778	$3.63	3.1	$884

The following table provides supplemental information pertaining to our stock options for the years ended December 31, 2013, 2012 and 2011 (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2013	2012	2011
Weighted-average fair value of options granted	$0.87	$0.95	$1.36
Intrinsic value of options exercised	$386	$211	$122
Cash received from options exercised	$445	$238	$109

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

The following table summarizes RSU activity under all of our equity incentive plans for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2012	32	$1.28
Granted	416	1.46
Released	(8)	$1.16
Forfeited or Expired	(11)	$1.60
Outstanding at December 31, 2013	429	$1.45

Employee Stock Purchase Plan

We have a non-compensatory employee stock purchase plan ("ESPP") which allows each eligible employee to withhold up to 15 percent of gross compensation over semi-annual six month ESPP periods to purchase shares of our common stock, limited to 2,000 shares per ESPP period. Under the ESPP, employees purchase stock at a price equal to 90 percent of the fair market value (generally the closing price of our common stock) on the last trading day prior to the end of the six month ESPP offering period. In December 2013, our Board of Directors approved an increase in share limits, to 4,000 shares, for each six month ESPP period starting in 2014.

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.6 million shares were available for issuance as of December 31, 2013. We issued 0.1 million shares under the ESPP in each of the years ended December 31, 2013, 2012 and 2011, with average purchase prices of $2.09, $1.23 and $1.29, respectively.

Employee Savings Plan

We have an employee retirement and savings plan (the "ESP"), which qualifies under section 401(k) of the Internal Revenue Code. All full-time employees of eligible age (over 21 years old) can participate in the ESP and can contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. At our discretion, we can make matching contributions to the ESP equal to a percentage of the participants' contributions. In March 2009, we suspended matching contributions under the ESP as a cost-cutting measure, but matching contributions were reinstated in July 2011. For the years ended December 31, 2013, 2012 and 2011, we recorded 401(k) match contributions in the amount of $0.1 million, $0.2 million and $0.1 million, respectively.

10.STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—	—	—
Expected stock price volatility	83%	82%	77%
Risk-free interest rate	0.9%	0.5%	1.8%
Expected life of options in years	4.4	1.5 - 5	5
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
Our stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation by type of award:
Stock options	$1,289	$1,527	$2,167
Restricted stock units	124	18	112
Employee stock purchase plan	20	20	25
	$1,433	$1,565	$2,304
Stock-based compensation by category of expense:
Cost of goods sold	$52	$68	$82
Research, development and engineering	254	308	367
Selling, general and administrative	1,127	1,189	1,855
	$1,433	$1,565	$2,304

We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2013, 2012 and 2011 as such amounts were immaterial. As of December 31, 2013, we had $1.5 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 1.8 years. As of December 31, 2013, we had $0.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs that will be recognized over a weighted-average period of 3.1 years.

11.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
We have one operating segment in which we design, manufacture and market advanced fabrication equipment for the semiconductor manufacturing industry. The authoritative guidance on segment reporting and disclosure defines an operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As our business is completely focused on one industry segment, the design, manufacture and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that we have one reportable segment. Our net sales and profits are generated from the sales of systems and services in this one segment. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker, as defined in the applicable authoritative guidance.
The following table summarizes net sales by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	For the Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues:
United States	$12,350	10	$17,476	14	$10,311	6
Korea	22,173	19	47,611	38	84,623	46
Taiwan	50,782	43	28,577	23	37,507	20
China	20,250	17	8,562	7	12,110	7
Other Asia	8,740	7	13,615	10	21,002	11
Europe and others	5,139	4	10,685	8	19,394	10
	$119,434	100	$126,526	100	$184,947	100
In 2013, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented approximately 35 percent and 33 percent of our total net revenues, respectively. In 2012, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented 41 percent and 12 percent of our total net revenues, respectively. In 2011, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented approximately 42 percent and 10 percent of our total net revenues, respectively.
As of December 31, 2013, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 61 percent and 23 percent of our total net accounts receivable, respectively. As of December 31, 2012, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 35 percent and 29 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of December 31, 2013 and December 31, 2012 was as follows (in thousands):

	December 31,
	2013	2012
Property and equipment, net:
United States	$4,949	$3,824
Germany	4,129	3,131
Others	138	432
	$9,216	$7,387

12.	INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic loss	$(21,743)	$(20,522)	$(17,052)
Foreign income	10,226	1,687	772
Loss before income taxes	$(11,517)	$(18,835)	$(16,280)

The provision for (benefit from) income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(466)	$(251)	$16
State	52	3	4
Foreign	(125)	254	(1,949)
Total current	(539)	6	(1,929)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3)	478	3,599
Total deferred	(3)	478	3,599
Provisions for (benefits from) income taxes	$(542)	$484	$1,670

The provision for (benefit from) income taxes reconciles to the amount computed by multiplying loss before income taxes by the U.S. statutory rate of 35 percent as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Benefits at statutory rate	$(4,031)	$(6,593)	$(5,691)
Deferred tax asset valuation allowance	5,256	4,238	5,169
Foreign earnings taxed at U.S. rates	1,966	3,533	291
Foreign earnings taxed at different rates	(3,315)	417	4,531
State taxes, net of federal benefit	34	2	2
Nondeductible stock option expense	322	365	507
Uncertain tax position reserve release	(579)	(511)	(3,151)
Foreign tax credits	—	(1,147)	(144)
Other	(195)	180	156
Provision for income taxes	$(542)	$484	$1,670

Deferred tax assets as of December 31, 2013 and 2012 are comprised of the following (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$164,105	$159,859
Reserves not currently deductible	7,367	7,919
Tax credit carryforwards	849	2,043
Depreciation	6,663	3,866
Deferred revenue	1,974	927
Other	611	770
Total deferred tax asset	181,569	175,384
Valuation allowance	(181,499)	(175,300)
Net deferred tax asset	70	84
Deferred tax liability	(49)	(562)
Net deferred tax asset (liability)	$21	$(478)

The valuation allowance as of December 31, 2013 and 2012 is against all deferred tax assets for all jurisdictions except Korea. Our valuation allowance was determined in accordance with the applicable authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance in the current year, management considered historical levels of income and losses, expectations and risks associated with estimate of future taxable income and ongoing prudent and feasible tax planning strategies. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the cyclical nature of the overall semiconductor market thereby negatively impacting our ability to sustain or grow revenues and earnings and the lack of carry-back capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $460.3 million and $81.1 million, respectively, which will begin expiring in 2018 for Federal and 2014 for state. We have net operating loss carryforwards which include excess tax benefits from employee stock option exercises of $11.4 million which have not been recorded in our deferred tax assets and will increase additional paid in capital as and when such excess tax benefits are ultimately realized. We also have foreign net operating loss carryforwards in Canada and Germany of approximately $49.1 million and $31.0 million, respectively. Canada's net operating loss carryforwards began expiring in 2013. The German net operating loss carryforward has an indefinite carryover life.

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

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2013, U.S. income taxes were not provided for on a cumulative total of $0.7 million of undistributed earnings for certain foreign subsidiaries. If these earnings were repatriated, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). However, the tax impact of a potential distribution would be immaterial. We intend to permanently reinvest all foreign unremitted earnings of foreign subsidiaries outside of the U.S., except for Germany, Korea and Canada. Our permanently reinvested non-U.S. earnings have been deployed in active business operations, and it is unlikely that we will repatriate any portion of its permanently reinvested non-U.S. earnings in the future.

As of December 31, 2013, our total unrecognized tax benefits were approximately $25.5 million exclusive of interest and penalties described below. Included in the $25.5 million is approximately $0.3 million of unrecognized tax benefits (net of Federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We anticipate there will be a decrease of $0.2 million in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Provisions for income taxes included estimated interest of $0.1 million for each of the years ended December 31, 2013 and 2012 and $0.2 million for 2011. As of December 31, 2013 and 2012, we had accrued estimated interest of $0.1 million and $0.2 million, respectively. We had no accruals for estimated penalties as of December 31, 2013 and 2012.

We are subject to United States federal income tax as well as to income taxes in Germany, Korea and various other foreign and U.S. state jurisdictions. Our federal and state income tax returns are generally not subject to examination by tax authorities for years before 2009 and 2008, respectively. Our German and Korea income tax returns are generally not subject to examination by tax authorities before 2008. We had no tax audits in progress as of December 31, 2013.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at the beginning of the year	$25,900	$26,200	$28,600
Tax positions related to current year:
Additions	1,000	100	—
Reductions	(100)	—	(100)
Expiration of statutes of limitations	(1,300)	(400)	(2,300)
Balance at the end of the year	$25,500	$25,900	$26,200

13.	NET LOSS PER SHARE
We present both basic and diluted net loss per share on the face of our consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted-average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. Potential dilutive common stock includes stock options and restricted stock units.
The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands, except for per share data):

	Years Ended December 31,
	2013	2012	2011
Basic and diluted net loss per share of common stock:
Numerator:
Net loss	$(10,975)	$(19,319)	$(17,950)
Denominator:
Weighted-average shares outstanding - basic	58,944	58,538	55,299
Effect of dilutive potential common shares from stock options and restricted stock units	—	—	—
Weighted-average shares outstanding - diluted	58,944	58,538	55,299
Net loss per share of common stock:
Basic and diluted	$(0.19)	$(0.33)	$(0.32)
All outstanding options to purchase our common stock and restricted stock units are potentially dilutive securities. As of December 31, 2013, 2012 and 2011, the combined total of options to purchase common stock and restricted stock units outstanding were 5.5 million, 7.6 million and 6.7 million, respectively. However, since we had net losses for each of the years ended December 31, 2013, 2012 and 2011, no potentially dilutive securities were included in the computation of diluted shares for those years as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period reported.

14.	SUBSEQUENT EVENT
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.3 million from the offering after deducting underwriting discounts and estimated offering expenses.

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated statements of operations data for the eight quarterly periods ended December 31, 2013. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted losses per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted losses per share.

The tables below set forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
Net revenues	$20,237	$24,574	$33,840	$40,783
Gross margin	$4,368	$8,467	$11,424	$13,147
Income (loss) from operations	$(9,753)	$(3,059)	$(230)	$2,029
Net income (loss)	$(9,508)	$(3,567)	$(412)	$2,512
Net income (loss) per share:
Basic	$(0.16)	$(0.06)	$(0.01)	$0.04
Diluted	$(0.16)	$(0.06)	$(0.01)	$0.04
Shares used in computing net income (loss) per share:
Basic	58,728	58,891	59,024	59,127
Diluted	58,728	58,891	59,024	60,830

	Three Months Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 31, 2012
Net revenues	$50,504	$34,884	$20,398	$20,740
Gross margin	$16,934	$13,255	$7,734	$6,977
Loss from operations	$(1,283)	$(3,072)	$(6,141)	$(8,788)
Net loss	$(1,119)	$(3,346)	$(6,034)	$(8,820)
Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.10)	$(0.15)
Shares used in computing net loss per share:
Basic and diluted	58,420	58,507	58,586	58,638

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to a material weakness in our internal control over financial reporting resulting from the aggregation of deficiencies relating to inventory described below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework (1992). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for the existence, valuation and presentation of inventory. Specifically, we did not have controls that were adequately designed or operated effectively to account for the impact of inter-company transitions of certain manufacturing operations on our excess and obsolete inventory reserve, to effectively account for the impact of inter-company transitions of certain manufacturing operations on our inventory reconciliations, and to verify the existence of inventory at company-owned warehouses at interim periods. These control deficiencies resulted in adjustments to our fourth quarter results that related to each of the interim periods in 2013 relating to inventory at company-owned warehouses and the transition of inventory from our Dornstadt, Germany location to our Fremont, California location. These control deficiencies also resulted in audit adjustments for the year ended December 31, 2013 relating to the transition of inventory from our Dornstadt, Germany location to our Fremont, California location. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, while individually none of these deficiencies were considered a material weakness, our management has determined that these control deficiencies, in the aggregate, constitute a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal-Control Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this annual report on Form 10-K.

Management's Remediation Activities

With the oversight of senior management and our audit committee, we have already taken steps intended to address the underlying causes of the deficiencies that aggregated into a material weakness in the immediate future, primarily through the implementation of new processes and procedures that will address future one-time events such as the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California as described above. We plan to remediate all of the control deficiencies underlying this material weakness during 2014. As we continue to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the captions “Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2014 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year-end December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct for all officers, directors and employees. We have posted the Code of Ethics and Business Conduct on our website located at http://www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2014 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2014 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2014 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to consolidated financial statements in Item 8.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2013, 2012 and 2011, which is included in Schedule II of this Form 10-K.

(a)(3) Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
4.5	Form of Rights Agreement between the Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	8-A12G	8/22/2005	1
4.6	Amendment No. 1 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent	10-K	3/2/2007	4.6
4.7	Amendment No. 2 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent	8-K	7/16/2008	4.7
10.1+	Mattson Technology, Inc. Amended and Restated 1989 Stock Option Plan	10-Q	08/14/2002	10.2
10.2+	Mattson Technology, Inc. 2005 Equity Incentive Plan	DEF 14A	04/20/2005	Appendix A
10.3	Industrial Space Lease, dated August 1, 2005, between Mattson Technology, Inc. and Renco Equities IV, a California partnership.	10-Q	11/04/2005	10.14
10.4+	Mattson Technology, Inc. Nonqualified Deferred Compensation Plan	8-K	12/16/2005	10.1(1)
10.5+	Amendment #1 to Mattson Technology, Inc.2005 Equity Incentive Plan	DEF 14A	4/26/2007	Appendix 1
10.6+	Form of Indemnity Agreement	8-K	06/10/2010	10.1
10.7	Amended and Restated Mattson Technology, Inc. 1994 Employee Stock Purchase Plan	10-K	03/11/2011	10.5
10.8+	Severance and Executive Change of Control Agreement for David Dutton, President and Chief Executive Officer	8-K	06/01/2011	10.1
10.9+	Offer Letter between Mattson Technology, Inc. and J. Michael Dodson	10-Q	11/07/2011	10.2
10.10+	Severance and Executive Change of Control Agreement for J. Michael Dodson, Chief Financial Officer	8-K	1/06/2012	10.1
10.11+	Mattson Technology, Inc. 2012 Equity Incentive Plan	DEF 14A	3/23/2012	Appendix1
10.12+	Severance and Executive Change of Control Agreement for Fusen E. Chen, Chief Executive Officer	10-K	3/15/2013	10.15
10.13+	Offer Letter between Mattson Technology, Inc. and Fusen E. Chen	10-K	3/15/2013	10.16
10.14+	Release agreement between Mattson Technology, Inc. and Mr. David Dutton	8-K	4/05/2013	10.1

10.15	Credit Agreement between Mattson Technology, Inc. and Silicon Valley Bank	10-Q	5/09/2013	10.4
10.16+	Offer Letter Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.3
10.17+	Change of control Agreement Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.4
10.18	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank	8-K	2/5/2014	10.1
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS++	XBRL Instance Document.				X
101.SCH++	XBRL Taxonomy Extension Schema Document.				X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Notes:

+	Management contract or compensatory plan or arrangement.

++
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

MATTSON TECHNOLOGY, INC.
(Registrant)

Date: March 17, 2014	By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2014	By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: March 17, 2014	By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kenneth Kannappan	Chairman of the Board and Director	March 17, 2014
Kenneth Kannappan

/s/ Kenneth Smith	Vice Chairman of the Board and Director	March 17, 2014
Kenneth Smith

/s/ Richard E. Dyck	Director	March 17, 2014
Richard E. Dyck

/s/ Scott Kramer	Director	March 17, 2014
Scott Kramer

/s/ Scott Peterson	Director	March 17, 2014
Scott Peterson

/s/ Thomas St. Dennis	Director	March 17, 2014
Thomas St. Dennis

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Charged (Credited) to Income	Deduction and Other	Balance at End of Year
2013	$541	$163	$—	$704
2012	$684	$(143)	$—	$541
2011	$681	$8	$(5)	$684