Form 10-Q
period 2014-03-30
MATTSON TECHNOLOGY INC
filed 2014-05-08
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
OR
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
YES    ☐    NO    ☒
At May 2, 2014 there were 73,467,738 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net revenues	$43,198	$20,237
Cost of goods sold	28,552	15,869
Gross margin	14,646	4,368
Operating expenses:
Research, development and engineering	4,524	4,313
Selling, general and administrative	7,421	7,550
Restructuring and charges	—	2,258
Total operating expenses	11,945	14,121
Income (loss) from operations	2,701	(9,753)
Interest income (expense), net	(126)	16
Other income (expense), net	79	283
Income (loss) before income taxes	2,654	(9,454)
Provision for income taxes	189	54
Net income (loss)	$2,465	$(9,508)
Net income (loss) per share:
Basic	$0.04	$(0.16)
Diluted	$0.04	$(0.16)
Shares used in computing net income (loss) per share:
Basic	66,275	58,728
Diluted	67,971	58,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income (loss)	$2,465	$(9,508)
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	(616)	(459)
Changes in unrealized investment loss	—	(29)
Other comprehensive income (loss)	(616)	(488)
Comprehensive income (loss)	$1,849	$(9,996)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$17,343	$14,578
Accounts receivable, net of allowance for doubtful accounts of $709 as of March 30, 2014 and $704 as of December 31, 2013	37,130	26,245
Advance billings	3,871	3,346
Inventories	43,554	34,126
Prepaid expenses and other current assets	8,361	5,267
Total current assets	110,259	83,562
Property and equipment, net	9,047	9,216
Restricted cash	2,086	2,087
Other assets	940	1,058
Total assets	$122,332	$95,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,283	$26,624
Accrued compensation and benefits	3,532	2,713
Deferred revenues, current	10,938	9,107
Revolving credit facility	—	14,000
Other current liabilities	6,359	4,122
Total current liabilities	50,112	56,566
Deferred revenues, non-current	1,768	1,971
Other liabilities	3,029	3,237
Total liabilities	54,909	61,774
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 77,618 shares issued and 73,437 shares outstanding as of March 30, 2014; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2013	78	63
Additional paid-in capital	685,460	654,050
Accumulated other comprehensive income	20,214	20,830
Treasury stock, 4,181 shares as of March 30, 2014 and December 31, 2013	(37,986)	(37,986)
Accumulated deficit	(600,343)	(602,808)
Total stockholders' equity	67,423	34,149
Total liabilities and stockholders' equity	$122,332	$95,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$2,465	$(9,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	733	1,129
Stock-based compensation	298	377
Other non-cash items	101	(10)
Changes in assets and liabilities:
Accounts receivable	(10,892)	3,010
Advance billings	(525)	(865)
Inventories	(9,649)	(1,498)
Prepaid expenses and other assets	(3,100)	1,107
Accounts payable	2,674	3,521
Accrued compensation and benefits and other current liabilities	2,900	(1,173)
Deferred revenue	1,629	664
Other liabilities	(95)	(17)
Net cash used in operating activities	(13,461)	(3,263)
Cash flows from investing activities:
Purchases of property and equipment	(403)	(82)
Other	10	—
Net cash used in investing activities	(393)	(82)
Cash flows from financing activities:
Repayment of revolving credit facility	(14,000)	—
Proceeds from issuance of common stock, net	31,126	5
Net cash provided by financing activities	17,126	5
Effect of exchange rate changes on cash and cash equivalents	(507)	(203)
Net increase (decrease) in cash and cash equivalents	2,765	(3,543)
Cash and cash equivalents, beginning of period	14,578	14,354
Cash and cash equivalents, end of period	$17,343	$10,811
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of March 30, 2014, the statement of operations for the three months ended March 30, 2014 and March 31, 2013, statements of comprehensive income (loss) for the three months ended March 30, 2014 and March 31, 2013, and the statements of cash flows for the three months ended March 30, 2014 and March 31, 2013, as applicable, have been made. The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three months ended March 30, 2014 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2014.
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
Liquidity and Management Plans
As of March 30, 2014, we had cash and cash equivalents of $17.3 million and working capital of $60.1 million.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") levels, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of March 30, 2014, we had no outstanding borrowing under the Credit Facility. The current effective interest rate on any outstanding borrowing is 4.75 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent.

The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants. As of March 30, 2014, we were in compliance with all covenants of the Credit Facility.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31 million from the offering after deducting underwriting discounts and estimated offering expenses.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net revenues, gross margin and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our ability to manage expenditures may cause us to incur additional losses in the future and lower our cash balances. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations.
We periodically review our liquidity position and may opportunistically raise additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, such funding was derived from a combination of sources including, but not limited to, the issuance of equity or debt securities through public or private financings. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities.
Recent Accounting Pronouncements
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
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We adopted this accounting guidance in the first quarter of 2014, the adoption of this accounting standard did not have a material impact on our financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2014 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.1 million as of March 30, 2014 and December 31, 2013, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying Condensed Consolidated Balance Sheets. See Note 6. Commitments and Contingencies of the Notes to condensed consolidated financial statements.

Components of inventories as of March 30, 2014 and December 31, 2013 are shown below (in thousands):

	March 30, 2014	December 31, 2013
Inventories:
Purchased parts and raw materials	$35,491	$26,842
Work-in-process	2,682	4,260
Finished goods	5,381	3,024
	$43,554	$34,126
Components of prepaid expenses and other current assets as of March 30, 2014 and December 31, 2013 are shown below (in thousands):

	March 30, 2014	December 31, 2013
Prepaid expenses and other current assets:
Value-added tax	$3,028	$2,134
Prepaid inventory	3,097	492
Other current assets	2,236	2,641
	$8,361	$5,267
Components of property and equipment as of March 30, 2014 and December 31, 2013 are shown below (in thousands):

	March 30, 2014	December 31, 2013
Property and equipment, net:
Machinery and equipment	$39,981	$42,329
Furniture and fixtures	9,648	9,908
Leasehold improvements	17,718	18,626
	67,347	70,863
Less: accumulated depreciation	(58,300)	(61,647)
	$9,047	$9,216
Components of other current liabilities as of March 30, 2014 and December 31, 2013 are shown below (in thousands):

	March 30, 2014	December 31, 2013
Other current liabilities:
Warranty	$1,932	$1,786
Value-added tax	1,054	358
Accrued restructuring charge	738	812
Other	2,635	1,166
	$6,359	$4,122

3.	FAIR VALUE MEASUREMENT
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

Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of March 30, 2014 and December 31, 2013, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of March 30, 2014 and December 31, 2013 (in thousands):

	March 30, 2014		December 31, 2013
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents and restricted cash:
Money market funds	$11,881	$11,881	$1,880	$1,880
Total assets measured at fair value	$11,881	$11,881	$1,880	$1,880

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of March 30, 2014, we had no outstanding borrowing under the Credit Facility.
In the absence of an event of default, any amounts outstanding under the Credit Facility may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016.
At our option, the borrowings under the Credit Facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. As of March 30, 2014, the effective interest rate on any outstanding borrowings was 4.75 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus 1.5 percent. If an event of default occurs under the Credit Facility, the interest rate will increase by 2.0 percent per annum.
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

As of December 31, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 0.75 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters immediately prior to the end of the reporting period. As measured as of December 31, 2013, we would not have met the minimum consolidated EBITDA requirement of the Credit Facility. As a result, on February 4, 2014, we entered into a Waiver and Amendment Agreement with Silicon Valley Bank. This agreement amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters starting in 2014 and waived compliance with such covenant for the period ended December 31, 2013. We were in compliance with all other financial covenants of the Credit Facility.
As of March 30, 2014, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 1.0 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters ended March 30, 2014. We were in compliance with these financial covenants as of March 30, 2014.
We incurred $0.4 million in debt issuance costs in connection with the Credit Facility, which will be amortized over the three-year term of the Credit Facility. In addition, we pay monthly commitment fees, equal to 0.375 percent per annum, on the unused portion of the Credit Facility.

5.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012, we completed the first three phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. In January 2013, we finalized our plans for the fourth phase of the cost reduction plan, which included additional workforce reductions across all areas of the Company and additional contract termination costs related to two vacant facilities. The fourth phase of the 2011 Restructuring Plan was completed during the third quarter of 2013. We incurred $10.5 million in restructuring and other charges under the 2011 Restructuring Plan through its completion in the third quarter of 2013.
The following table summarizes changes in the restructuring accrual for the three months ended March 30, 2014 (in thousands):

	Three Months Ended March 30, 2014
	Employee Severance Costs	Contract Termination Costs	Total
Beginning balance	$—	$1,103	$1,103
Restructuring charges	—	—	—
Payments	—	(242)	(242)
Reserve adjustments	—	(17)	(17)
Ending balance	$—	$844	$844
As of March 30, 2014, $0.7 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the Condensed Consolidated Balance Sheets, and the remaining $0.1 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the Condensed Consolidated Balance Sheets.

6.	COMMITMENTS AND CONTINGENCIES
Warranty
The warranty offered by us on our system sales is generally twelve months, except where previous customer agreements state otherwise, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of goods sold when the revenue is recognized. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field warranty expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly.
The following table summarizes changes in our product warranty accrual for the three months ended March 30, 2014 and March 31, 2013 (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Beginning balance	$1,786	$1,691
Warranties issued in the period	552	407
Costs to service warranties	(583)	(568)
Warranty accrual adjustments	177	12
Ending balance	$1,932	$1,542
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by money market funds, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of March 30, 2014, the maximum potential amount that we could be required to pay was $2.1 million, the total amount of outstanding standby letters of credit, which were secured by $2.1 million in money market collateral accounts. This amount was recorded as restricted cash as of March 30, 2014.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $12.9 million based on the applicable exchange rate as of March 30, 2014), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $12.9 million based on the applicable exchange rate as of March 30, 2014) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
Stock Options
Options to purchase common stock granted under the 2012 Equity Incentive Plan (the "2012 Plan") generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36th per month for the next 36 months thereafter. In December 2013, our Board of Directors approved the adoption of monthly vesting of stock options for employees with a minimum of one year of service.
In October 2012, our Board of Directors approved a special stock option retention grant to all existing employees. The 1.7 million shares retention grant vested in its entirety 15 months after the vesting commencement date on January 31, 2014.
The following table summarizes the stock option activity under all of our equity incentive plans for the three months ended March 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding at December 31, 2013	4,993	$2.18
Granted	451	$2.51
Exercised	(94)	$0.98
Canceled or forfeited	(154)	$8.27
Outstanding at March 30, 2014	5,196	$2.05	4.9	$3,526
Vested and expected to vest at March 30, 2014	4,741	$2.07	4.8	$3,276
Exercisable at March 30, 2014	3,061	$2.20	4.2	$2,324

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on March 28, 2014 for all in-the-money options.
The following table provides information pertaining to our stock options for the three months ended March 30, 2014 and March 31, 2013 (in thousands, except weighted-average fair values):

	Three Months Ended
	March 30, 2014	March 31, 2013
Weighted-average fair value of options granted	$1.29	$0.77
Intrinsic value of options exercised	$153	$3
Cash received from options exercised	$92	$5
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). At March 30, 2014, we only had time-based RSUs outstanding.
Time-Based Restricted Stock Units
Historically, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. In December 2013, our Board of Directors approved a quarterly vesting schedule for RSUs. On occasion, we grant time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2012 Plan are counted against the total number of shares of common stock available for grant under the 2012 Plan at 1.75 shares of common stock for every one share of common stock subject thereto.

The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of our common stock on the date of grant of the RSU and recognized over the vesting period.
The following table summarizes RSU activity under all of our equity incentive plans for the three months ended March 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding at December 31, 2013	429	$1.45
Granted	565	$2.49
Released	(94)	$1.38
Forfeited or Expired	—	$—
Outstanding at March 30, 2014	900	$2.11

8.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
Expected dividend yield	—	—
Expected stock price volatility	68%	84%
Risk-free interest rate	1.4%	0.8%
Expected life of options in years	4.0	4.4
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

Our stock-based compensation for the three months ended March 30, 2014 and March 31, 2013 was as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2014
Stock-based compensation by type of award:
Stock options	$247	$357
Restricted stock units	39	15
Employee stock purchase plan	12	5
	$298	$377
Stock-based compensation by category of expense:
Cost of goods sold	$2	$17
Research, development and engineering	41	75
Selling, general and administrative	255	285
	$298	$377
We did not capitalize any stock-based compensation into inventory in the three months ended March 30, 2014 and March 31, 2013, as such amounts were immaterial. As of March 30, 2014, we had $1.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.7 years. As of March 30, 2014, we had $0.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.5 years.

9.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
We have one operating segment in which we design, manufacture and market advanced fabrication equipment for the semiconductor manufacturing industry. The authoritative guidance on segment reporting and disclosure defines operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As our business is completely focused on one industry segment, the design, manufacture and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that we have one reportable segment. Our net revenues and profits are generated from the sales of systems and services in this one segment. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker, as defined in the applicable authoritative guidance.
The following table summarizes net revenues by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended
	March 30, 2014		March 31, 2013
	Amount	Percent	Amount	Percent
Net revenues:
United States	$4,183	10	$3,084	15
South Korea	10,259	24	868	4
China	13,081	30	1,952	10
Taiwan	10,822	25	12,065	60
Other Asia	2,281	5	1,066	5
Europe and others	2,572	6	1,202	6
	$43,198	100	$20,237	100
For the three months ended March 30, 2014, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented approximately 59 percent and 16 percent of our total net revenues, respectively.
For the three months ended March 31, 2013, two customers accounted for 10 percent or more of our total net revenues, representing approximately 47 percent and 11 percent of our total net revenues, respectively.

As of March 30, 2014, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 45 percent and 29 percent and of our total net accounts receivable, respectively. As of December 31, 2013, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 61 percent and 23 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of March 30, 2014 and December 31, 2013 was as follows (in thousands):

	March 30, 2014	December 31, 2013
Property and equipment, net:
United States	$4,819	$4,949
Germany	3,984	4,129
Others	244	138
	$9,047	$9,216

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The net tax provision for the three months ended March 30, 2014 was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

11.	NET INCOME (LOSS) PER SHARE
We present both basic and diluted net income (loss) per share on the face of our Condensed Consolidated Statements of Operations in accordance with the authoritative guidance on earnings per share. Basic net loss per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 30, 2014	March 31, 2013
Numerator:
Net income (loss)	$2,465	$(9,508)
Denominator:
Weighted-average shares outstanding - basic	66,275	58,728
Effect of dilutive stock options and restricted stock units	1,696	—
Weighted-average shares outstanding - diluted	67,971	58,728
Net income (loss) per share of common stock:
Basic	$0.04	$(0.16)
Diluted	$0.04	$(0.16)
For the three months ended March 30, 2014, options totaling 1.9 million were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2013, options and RSUs totaling 8.2 million were excluded from diluted net loss per share because of their anti-dilutive effect.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future net revenues, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products, the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenues, customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly breakeven point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and our related remediation efforts. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2013.
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
For the remainder of 2014, we will be focusing on continuing the advances we have made in the market position for each of our major products.

•
Our paradigmE XP has been qualified for advanced memory production at 2x nanometer DRAM, 1x nanometer NAND and 3D NAND technologies. The combination of the paradigmE XP’s technical capabilities and high productivity have established a growing etch market position in the memory segment. We expect the continued investments of memory device manufacturers in technology node transitions will continue to drive etch revenues for the remainder of 2014. We are also engaging foundry/logic customers to qualify finFET process applications with leading edge productivity.

•
In 2014, our Helios XP product is expected to have continued strength in the foundry/logic segment. The Helios XP has established industry leading technical performance in 20 nanometer production with its dual side wafer heating and differential thermal energy control. When the transition to sub-20 nanometer technologies begins driving production tool orders, we anticipate market share growth with our Helios XP products.

•
Our millisecond anneal system ("Millios"), has been qualified and released for high volume advanced foundry/logic production.  The Millios with our proprietary arc lamp technology has achieved leading device performance and production throughput.  Through the first quarter of 2014, we shipped Millios to multiple wafer fabrication facilities for volume production of advanced foundry/logic devices. We expect the Millios to play an important role in the volume production of sub-20 nanometer devices.

•
We expect the steady contribution of our dry strip business to continue as investments by established customers in both foundry/logic and memory are expected to maintain our position in the dry strip market in the remainder of 2014.

In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
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

Critical Accounting Policies and Use of Estimates
Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting periods.
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
There were no significant changes to our critical accounting policies during the three months ended March 30, 2014. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations
A summary of our results of operations for the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 30, 2014		March 31, 2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues	$43,198	100.0	$20,237	100.0	$22,961	113.5
Cost of goods sold	28,552	66.1	15,869	78.4	12,683	79.9
Gross margin	14,646	33.9	4,368	21.6	10,278	235.3
Operating expenses:
Research, development and engineering	4,524	10.5	4,313	21.3	211	4.9
Selling, general and administrative	7,421	17.2	7,550	37.3	(129)	(1.7)
Restructuring charges	—	—	2,258	11.2	(2,258)	n/m	(1)
Total operating expenses	11,945	27.7	14,121	69.8	(2,176)	(15.4)
Income (loss) from operations	2,701	6.2	(9,753)	(48.2)	12,454	(127.7)
Interest income (expense), net	(126)	(0.3)	16	0.1	(142)	n/m	(1)
Other income (expense), net	79	0.2	283	1.4	(204)	n/m	(1)
Income (loss) before income taxes	2,654	6.1	(9,454)	(46.7)	12,108	(128.1)
Provisions for income taxes	189	0.4	54	0.3	135	n/m	(1)
Net income (loss)	$2,465	5.7	$(9,508)	(47.0)	$11,973	(125.9)
(1)Not meaningful.
Net Revenues
A summary of our net revenues for the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 30,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
Net revenues:
United States	$4,183	$3,084	$1,099	36
International:
South Korea	10,259	868	9,391	1,082
China	13,081	1,952	11,129	570
Taiwan	10,822	12,065	(1,243)	(10)
Other Asia	2,281	1,066	1,215	114
Europe and others	2,572	1,202	1,370	114
	39,015	17,153	21,862	127
Total net revenues	$43,198	$20,237	$22,961	113
Net revenues were $43.2 million for the three months ended March 30, 2014, an increase of $23.0 million, or 113 percent, compared to $20.2 million for the three months ended March 31, 2013. The increase in net revenues in the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was largely attributable to higher overall net revenues of etch and rapid thermal processing ("RTP") systems into memory and logic applications.
We have seen improvements in market conditions and customer demand since the third quarter of 2013. However, primarily due to a change in sub 20-nanometer foundry product ramp, we expect our revenues for the second quarter of 2014 to soften slightly compared to the first quarter of 2014. On a long-term basis, we expect investment in capital equipment to remain positive predominately driven by a memory investment cycle and foundry spending for 20- and sub 20-nanometer processing technologies.

During the first quarter of 2014, net revenues from customers in Asia continued to account for a significant portion of our total net revenues. For the three months ended March 30, 2014 and March 31, 2013, international sales comprised approximately 90 percent and 85 percent, respectively, of our total net revenues.
Cost of Goods Sold and Gross Margin
A summary of our cost of goods sold and gross margin for the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 30,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
Cost of goods sold	$28,552	$15,869	$12,683	79.9
Gross margin	$14,646	$4,368	$10,278	235.3
Gross margin percentage	33.9	21.6
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Gross margin improved from 21.6 percent during the three months ended March 31, 2013 to 33.9 percent during the three months ended March 30, 2014, primarily attributable to the increase in total net revenues and improvement in the product mix. During the first quarter of 2013, our systems sales were heavily weighted towards our low-margin legacy strip systems.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 30,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
Research, development and engineering	$4,524	$4,313	$211	4.9
Percentage of net revenues	10.5%	21.3%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses increased by $0.2 million, or 5 percent, in the three months ended March 30, 2014 compared to the three months ended March 31, 2013. This increase was largely attributable to an increase in activity resulting from the development of new process applications for our products.
Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 30,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
Selling, general and administrative	$7,421	$7,550	$(129)	(1.7)
Percentage of net revenues	17.2%	37.3%

Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses decreased by $0.1 million, or 2 percent during the three months ended March 30, 2014 as compared with the three months ended March 31, 2013 primarily due to a decrease in depreciation expense partially offset by an increase in employee-related expenses such as sales commissions due to higher revenues. The decrease in depreciation expense was largely attributable to a lower level of evaluation tools as we record depreciation expense on evaluation tools until customer acceptance.
Restructuring and Other Charges
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
We incurred $10.5 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $2.3 million was recorded during the first quarter of 2013. We had no restructuring charges in the first quarter of 2014.
Interest Income (Expense), net
Interest income (expense), net was $0.1 million in net expense for the three months ended March 30, 2014 and primarily resulted from interest charges on borrowings under our Credit Facility.
Other Income (Expense), net
Other income (expense), net was $0.1 million net income for the three months ended March 30, 2014, which primarily consisted of foreign exchange gains from foreign currency denominated inter-company balances. Other income (expense), net was $0.3 million in income for the three months ended March 31, 2013, and primarily consisted of foreign exchange gains from foreign currency denominated inter-company balances.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The net tax provision for the three months ended March 30, 2014 was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.
Liquidity and Capital Resources
Our cash and cash equivalents as of March 30, 2014 and December 31, 2013 were $17.3 million and $14.6 million, respectively. Working capital as of March 30, 2014 was $60.1 million, compared to $27.0 million as of December 31, 2013. Stockholders' equity as of March 30, 2014 was $67.4 million, compared to $34.1 million as of December 31, 2013. The aforementioned increases in working capital and stockholders' equity are primarily related to a registered public offering in February 2014 of 14.1 million newly issued common stock shares which resulted in net proceeds to the Company of approximately $31 million.

	Three Months Ended
	March 30, 2014	March 31, 2013
Net cash used in operating activities	$(13,461)	$(3,263)
Net cash used in investing activities	(393)	(82)
Net cash provided by financing activities	17,126	5
Effect of exchange rate changes on cash and cash equivalents	(507)	(203)
Net increase (decrease) in cash and cash equivalents	$2,765	$(3,543)
Liquidity and Capital Resources Outlook
As of March 30, 2014, our primary sources of liquidity were $17.3 million of cash and cash equivalents, as well as $25.0 million available to us under our Credit Facility.

On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of March 30, 2014, we had no outstanding borrowing under the Credit Facility. As of March 30, 2014, the effective interest rate on any outstanding borrowing was 4.75 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent.
The Credit Facility contains customary affirmative covenants and negative covenants including financial covenants. As of December 31, 2013, we did not meet the minimum EBITDA requirement of the Credit Facility. On February 4, 2014, we entered into an amendment to our credit facility with Silicon Valley Bank that amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters and waived compliance with that covenant for the period ended December 31, 2013. As of December 31, 2013 we were in compliance with all other financial covenants of the Credit Facility.
As of March 30, 2014, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 1.0 to 1.0 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters ended March 30, 2014. As of March 30, 2014 we were in compliance with our financial covenants.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock shares. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
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
Improvements in our results of operations and resulting cash position are largely dependent upon an improvement in the semiconductor equipment industry. We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis from sources such as an asset-backed financing agreement or the issuance of equity or debt securities through public or private financings. We currently have an effective omnibus shelf registration statement on file with the SEC that registers up to $25.5 million in securities that we may offer. These financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available on acceptable terms, our ability to achieve our intended long-term business objectives could be limited.
Operating Activities
Net cash used in operations was $13.5 million for the three months ended March 30, 2014, comprised primarily of $17.1 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $2.5 million in net income a $1.1 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an $11.4 million increase in accounts receivable and advance billings, a $9.6 million increase in inventory and a $3.1 million increase in prepaid expenses. These changes were partially offset by a $5.6 million increases in accounts payable, accrued compensation and benefits and other current liabilities and a $1.6 million increase in deferred revenue. The increase in accounts receivable and advance billings was primarily due to the timing of billing and collections during the first quarter of 2014, with high portion of equipment sales back-end loaded during the quarter. The increase in inventory primarily resulted from the receipt of inventory for sale in subsequent quarters. The increase in prepaid expense was primarily attributable due to an increase in prepaid inventory. The increase in accounts payable, accrued compensation and benefits and other current liabilities were largely attributable an increase in accrued compensation and benefits and a higher accounts payable balance resulting from the timing of purchases and payments to vendors and services providers. Non-cash charges consisted primarily of $0.7 million of depreciation and amortization and $0.3 million of stock-based compensation.
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
Investing Activities
Net cash used in investing activities was $0.4 million in the three months ended March 30, 2014, which consisted of our capital spending during the quarter.
Net cash used in investing activities was $0.1 million in the three months ended March 31, 2013, which represented our capital spending during the first quarter of 2013.
Financing Activities
Net cash provided by financing activities was $17.1 million for the three months ended March 30, 2014, which primarily consisted of approximately $31 million in net proceeds from our February 2014 stock offering partially offset by repayment of $14.0 million of borrowings under our revolving credit facility.
Net cash provided by financing activities was negligible for the three months ended March 31, 2013, consisting of proceeds from issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of March 30, 2014, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
Contractual Obligations
On April 12, 2013, we entered into a three-year $25 million senior secured revolving credit facility with Silicon Valley Bank. During the first quarter of 2014 we repaid the $14.0 million outstanding on our revolving credit facility as of December 31, 2013 such that we had no outstanding borrowings as of March 30, 2014 under the Credit Facility. Amounts outstanding under the Credit Facility are reported as part of Current Liabilities in our Condensed Consolidated Balance Sheet. See Note 4. Revolving Credit Facility of the Notes to condensed consolidated financial statements.
Under U.S. GAAP, certain obligations and commitments are not required to be included in our Condensed Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2013 Annual Report on Form 10-K.

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
As of March 30, 2014, we had no outstanding borrowing under the Credit Facility. As of March 30, 2014 the effective interest rate on any outstanding borrowing was 4.75 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate plus 1.5 percent.
We generally invest our cash in non-interest bearing bank accounts, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recognized in the accompanying Condensed Consolidated Statements of Operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of March 30, 2014, our U.S. operations had approximately $9.5 million, net, in foreign denominated operating inter-company payable. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.9 million (U.S. dollar strengthening), or a loss of $0.9 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our Condensed Consolidated Statement of Operations.
We recorded $0.1 million foreign currency exchange gain in each of the three months ended March 30, 2014 and March 31, 2013, in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
We included $0.6 million and $0.5 million foreign currency translation adjustment losses in the three months ended March 30, 2014 and March 31, 2013, respectively, in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss) primarily due to the unfavorable impact of currency exchange rates on the net foreign currency assets used in our foreign operations and held in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We previously reported a material weakness in internal control over financial reporting related to accounting for the existence, valuation and presentation of inventory, which was described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As previously reported, our management determined that we had various control deficiencies which, while individually were not considered a material weakness, were determined to constitute a material weakness in the aggregate.
Management has concluded that this material weakness, is not yet deemed to be remediated as of March 30, 2014 due to the fact that an insufficient period of time has passed for management to test and document the effectiveness of our disclosure controls and procedures. As a result, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 30, 2014.
With the oversight of senior management and our audit committee, we have taken steps to enhance our internal controls over financial reporting, primarily through the hiring of personnel and the implementation of new processes and procedures that will address future one-time events such as the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California. We expect that the material weakness will be remediated during fiscal year 2014 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred operating losses and generated negative cash flows for the last four years. As of March 30, 2014, we had cash and cash equivalents of $17.3 million and working capital of $60.1 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.
We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank (the “Credit Facility”). As of March 30, 2014, we had no outstanding borrowing under the Credit Facility. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility, which may have a negative impact on our liquidity position.
We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and, in addition to the net proceeds from our February 2014 registered common stock offering of approximately $31 million, we may opportunistically seek to raise additional funds from a combination of sources including the issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.
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
We identified three significant deficiencies in our internal control over financial reporting with respect to inventory that, when aggregated, constituted a material weakness in our internal control over financial reporting as of December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting over inventory could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified three significant deficiencies in our internal control over financial reporting with respect to inventory that, when aggregated, constitute a material weakness in our internal control over financial reporting as of December 31, 2013. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
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
While none of these significant deficiencies was individually considered a material weakness, our management has determined that, in the aggregate, these control deficiencies constitute a material weakness, because they could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal-Control Integrated Framework (1992) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). See Item 4. Controls and Procedures of this report for a further discussion.
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
We derive most of our net revenues from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, in the year ended December 31, 2013, our three largest customers accounted for approximately 73 percent of our net revenues. For each of the year ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net revenues. We currently depend on a few customers for a significant portion of our net revenues, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers of 2013 Annual Report on Form 10-K for a detailed description of our customer concentration.
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
International sales accounted for 90 percent of our net sales for the three months ended March 30, 2014 and the year ended December 31, 2013. International sales account for 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 84% of our net sales in the first quarter of 2014. Our sales to customers located in Asia accounted for 85 percent of our net sales for the year ended December 31, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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
Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We incurred net losses again from 2008 through the third quarter 2013, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future quarters and years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenues. As a result, we may incur losses in the future, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.
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
Our stock price has been below the 2009 to 2013 five-year peak of $5.46 for several years, and if net revenues do not return to the peak 2010 levels or we are unable to sustain profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.
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
In addition, during periods of shortages of components, we may have reduced control over pricing and timely delivery of components. We often quote prices to our customers and accept customer orders for our products prior to purchasing components and sub-assemblies from our suppliers. If our suppliers increase the cost of components or sub-assemblies, we may not have alternative sources of supply and may no longer be able to increase the price of the system being evaluated by our customers to cover all or part of the increased cost of components.
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
In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of December 31, 2013, we had $14.0 million outstanding borrowing under the Credit Facility. As of the date of this quarterly report on Form 10-Q, we did not have any debt outstanding under the Credit Facility and had availability to borrow an additional $25.0 million under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
10.1	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank Dated February 5, 2014	8-K	2/5/2014	10.18
10.2	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank Dated April 23, 2014	8-K	4/25/2014		X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS++	XBRL Instance Document.				X
101.SCH++	XBRL Taxonomy Extension Schema Document.				X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

May 8, 2014

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

May 8, 2014

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

May 8, 2014

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)