Form 10-Q
period 2014-06-29
MATTSON TECHNOLOGY INC
filed 2014-08-01
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
OR
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
YES    ☐    NO    ☒
At July 28, 2014 there were 73,704,323 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenue	$42,029	$24,574	$85,227	$44,811
Cost of goods sold	28,733	16,107	57,285	31,976
Gross margin	13,296	8,467	27,942	12,835
Operating expenses:
Research, development and engineering	4,446	4,170	8,970	8,483
Selling, general and administrative	6,690	6,952	14,111	14,502
Restructuring and other charges	111	404	111	2,662
Total operating expenses	11,247	11,526	23,192	25,647
Income (loss) from operations	2,049	(3,059)	4,750	(12,812)
Interest income (expense), net	(21)	(137)	(147)	(121)
Other income (expense), net	(142)	(359)	(63)	(76)
Income (loss) before income taxes	1,886	(3,555)	4,540	(13,009)
Provision for (benefit from) income taxes	(30)	12	159	66
Net income (loss)	$1,916	$(3,567)	$4,381	$(13,075)
Net income (loss) per share:
Basic	$0.03	$(0.06)	$0.06	$(0.22)
Diluted	$0.03	$(0.06)	$0.06	$(0.22)
Shares used in computing net income (loss) per share:
Basic	73,532	58,891	69,943	58,810
Diluted	74,679	58,891	71,405	58,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income (loss)	$1,916	$(3,567)	$4,381	$(13,075)
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	133	326	(483)	(133)
Changes in unrealized investment loss	—	—	—	(29)
Other comprehensive income (loss)	133	326	(483)	(162)
Comprehensive income (loss)	$2,049	$(3,241)	$3,898	$(13,237)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 29, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$20,667	$14,578
Accounts receivable, net of allowance for doubtful accounts of $687 as of June 29, 2014 and $704 as of December 31, 2013	24,501	26,245
Advance billings	3,839	3,346
Inventories	42,992	34,126
Prepaid expenses and other current assets	6,343	5,267
Total current assets	98,342	83,562
Property and equipment, net	8,863	9,216
Restricted cash	2,093	2,087
Other assets	799	1,058
Total assets	$110,097	$95,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,930	$26,624
Accrued compensation and benefits	4,159	2,713
Deferred revenues, current	6,347	9,107
Revolving credit facility	—	14,000
Other current liabilities	4,420	4,122
Total current liabilities	34,856	56,566
Deferred revenues, non-current	1,566	1,971
Other liabilities	3,021	3,237
Total liabilities	39,443	61,774
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 77,877 shares issued and 73,682 shares outstanding as of June 29, 2014; 62,908 shares issued and 58,727 shares outstanding as of December 31, 2013	78	63
Additional paid-in capital	686,671	654,050
Accumulated other comprehensive income	20,347	20,830
Treasury stock, 4,195 shares as of June 29, 2014 and 4,181 shares as of December 31, 2013	(38,015)	(37,986)
Accumulated deficit	(598,427)	(602,808)
Total stockholders' equity	70,654	34,149
Total liabilities and stockholders' equity	$110,097	$95,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$4,381	$(13,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,378	2,236
Stock-based compensation	685	723
Other non-cash items	93	(456)
Changes in assets and liabilities:
Accounts receivable	1,768	5,167
Advance billings	(493)	(635)
Inventories	(9,279)	(1,126)
Prepaid expenses and other assets	(994)	63
Accounts payable	(6,752)	2,740
Accrued compensation and benefits and other current liabilities	1,582	(4,105)
Deferred revenue	(3,165)	34
Other liabilities	(88)	(175)
Net cash used in operating activities	(10,884)	(8,609)
Cash flows from investing activities:
Increase in restricted cash	(9)	(198)
Purchases of property and equipment	(452)	(538)
Other	10	—
Net cash used in investing activities	(451)	(736)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	—	9,611
Repayment of revolving credit facility	(14,000)	—
Proceeds from issuance of common stock, net	31,921	260
Net cash provided by financing activities	17,921	9,871
Effect of exchange rate changes on cash and cash equivalents	(497)	44
Net increase in cash and cash equivalents	6,089	570
Cash and cash equivalents, beginning of period	14,578	14,354
Cash and cash equivalents, end of period	$20,667	$14,924
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of June 29, 2014, the statement of operations for the three and six months ended June 29, 2014 and June 30, 2013, statements of comprehensive income (loss) for the three and six months ended June 29, 2014 and June 30, 2013, and the statements of cash flows for the six months ended June 29, 2014 and June 30, 2013, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and six months ended June 29, 2014 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2014.
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
Liquidity and Management Plans
As of June 29, 2014, we had cash and cash equivalents of $20.7 million and working capital of $63.5 million.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. As of June 29, 2014, we had no outstanding borrowings under the Credit Facility. See Note 4. Revolving Credit Facility.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting underwriting discounts and estimated offering expenses.

We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our ability to manage expenditures may cause us to incur additional losses in the future and lower our cash balances. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations.
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
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 will be effective prospectively in fiscal 2014. We adopted this accounting guidance in the first quarter of 2014. The adoption of this accounting standard did not have a material impact on our financial statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective prospectively in fiscal 2014. We adopted this accounting guidance in the first quarter of 2014. The adoption of this accounting standard did not have a material impact on our financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of our fiscal year ending December 31, 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2014 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.1 million as of June 29, 2014 and December 31, 2013, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 6. Commitments and Contingencies of the notes to condensed consolidated financial statements.

Components of inventories as of June 29, 2014 and December 31, 2013 are shown below (in thousands):

	June 29, 2014	December 31, 2013
Inventories:
Purchased parts and raw materials	$34,350	$26,842
Work-in-process	5,927	4,260
Finished goods	2,715	3,024
	$42,992	$34,126
Components of prepaid expenses and other current assets as of June 29, 2014 and December 31, 2013 are shown below (in thousands):

	June 29, 2014	December 31, 2013
Prepaid expenses and other current assets:
Value-added tax	$2,255	$2,134
Prepaid inventory	2,637	492
Other current assets	1,451	2,641
	$6,343	$5,267
Components of property and equipment as of June 29, 2014 and December 31, 2013 are shown below (in thousands):

	June 29, 2014	December 31, 2013
Property and equipment, net:
Machinery and equipment	$39,804	$42,329
Furniture and fixtures	9,547	9,908
Leasehold improvements	17,905	18,626
	67,256	70,863
Less: accumulated depreciation	(58,393)	(61,647)
	$8,863	$9,216
Components of other current liabilities as of June 29, 2014 and December 31, 2013 are shown below (in thousands):

	June 29, 2014	December 31, 2013
Other current liabilities:
Warranty	$2,088	$1,786
Value-added tax	328	358
Accrued restructuring charge	479	812
Other	1,525	1,166
	$4,420	$4,122

3.	FAIR VALUE MEASUREMENT
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

Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of June 29, 2014 and December 31, 2013, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of June 29, 2014 and December 31, 2013 (in thousands):

	June 29, 2014		December 31, 2013
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$10,006	$10,006	$5	$5
Restricted cash:
Money market funds	1,884	1,884	1,875	1,875
Total assets measured at fair value	$11,890	$11,890	$1,880	$1,880

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of June 29, 2014, we had no outstanding borrowing under the Credit Facility.
In the absence of an event of default, any amounts outstanding under the Credit Facility may be repaid and re-borrowed anytime until the maturity date, which is April 12, 2016.
At our option, the borrowings under the Credit Facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate, plus an applicable margin that varies between 0.25 percent and 1.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on Eurodollar loan varies between 3.25 percent and 4.50 percent depending on our consolidated EBITDA for the four fiscal quarters most recently ended. As of June 29, 2014, the effective interest rate on any outstanding borrowing would have been 4.75 percent per annum. If an event of default occurs under the Credit Facility, the interest rate will increase by 2.0 percent per annum.
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

As of December 31, 2013, we were required to maintain a minimum consolidated quick ratio, as defined in the Credit Facility, of 0.75 and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters immediately prior to the end of the reporting period. As measured as of December 31, 2013, we would not have met the minimum consolidated EBITDA requirement of the Credit Facility. As a result, on February 4, 2014, we entered into a Waiver and Amendment Agreement with Silicon Valley Bank. This agreement amended the covenant requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA for two consecutive quarters starting in 2014 and waived compliance with such covenant for the period ended December 31, 2013. On April 23, 2014, we entered into a further Waiver and Amendment Agreement with Silicon Valley Bank, which changed our reporting requirements and quick ratio compliance calculation to a quarterly basis and waived the quick ratio compliance covenant for the month of January 2014. As of June 29, 2014, we were required to maintain a minimum consolidated quick ratio of 1.00, and a minimum consolidated EBITDA of $6.0 million for the two consecutive quarters ended June 29, 2014 provided the quick ratio equals or exceeds 1.25, or a minimum consolidated EBITDA of $10.0 million for the two consecutive quarters ended June 29, 2014 if the quick ratio is less than 1.25. We were in compliance with these financial covenants as of June 29, 2014.
We incurred $0.4 million in debt issuance costs in connection with the Credit Facility, which is being amortized over the three-year term of the Credit Facility. In addition, we pay monthly commitment fees, equal to 0.375 percent per annum, on the unused portion of the Credit Facility.

5.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of our broader cost reduction initiatives. During 2012 and 2013, we completed the first four phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions. We incurred a total of $10.5 million in restructuring and other charges under the 2011 Restructuring Plan through the end of fiscal year 2013, and an additional $0.1 million in the second quarter of fiscal year 2014. We plan to make payments related to these contract termination costs through fiscal year 2015.
During the three and six months ended June 29, 2014, we incurred $0.1 million in restructuring charges related to workforce reductions. During the three and six months ended June 30, 2013, we incurred $0.4 million and $2.7 million, respectively, in restructuring charges related to employee severance and other costs, including approximately $0.6 million in severance expense for our former chief executive officer which was recorded in the second quarter of fiscal year 2013.
The following table summarizes changes in the restructuring accrual for the three and six months ended June 29, 2014 (in thousands):

	Three Months Ended June 29, 2014			Six Months Ended June 29, 2014
	Employee Severance Costs	Contract Termination Costs	Total	Employee Severance Costs	Contract Termination Costs	Total
Beginning balance	$—	$844	$844	$—	$1,103	$1,103
Restructuring charges	111	—	111	111	—	111
Payments	(111)	(286)	(397)	(111)	(528)	(639)
Reserve adjustments	—	1	1	—	(16)	(16)
Ending balance	$—	$559	$559	$—	$559	$559
As of June 29, 2014, $0.5 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the condensed consolidated balance sheets, and the remaining $0.1 million of the restructuring accrual was classified as long-term and recorded within other liabilities in the condensed consolidated balance sheets.

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
The following table summarizes changes in our product warranty accrual for the three and six months ended June 29, 2014 and June 30, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Beginning balance	$1,932	$1,542	$1,786	$1,691
Warranties issued in the period	599	467	1,151	874
Costs to service warranties	(1,099)	(539)	(1,682)	(1,107)
Warranty accrual adjustments	656	(21)	833	(9)
Ending balance	$2,088	$1,449	$2,088	$1,449
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of June 29, 2014, the maximum potential amount that we could be required to pay was $2.1 million, the total amount of outstanding standby letters of credit, which were secured by $2.1 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of June 29, 2014.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $13.4 million based on the applicable exchange rate as of June 29, 2014), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $13.4 million based on the applicable exchange rate as of June 29, 2014) or through December 31, 2020. The movement of our Canadian operations to Germany will not result in the dissolution of MTC.
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
In October 2012, our Board of Directors approved a special stock option retention grant to all then existing employees. The 1.7 million shares retention grant vested in its entirety on January 31, 2014, 15 months after the vesting commencement date.
The following table summarizes the stock option activity under all of our equity incentive plans for the six months ended June 29, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Term	Aggregated Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2013	4,993	$2.18
Granted	611	$2.42
Exercised	(277)	$0.93
Canceled or forfeited	(252)	$8.31
Outstanding as of June 29, 2014	5,075	$1.98	4.8	$2,614
Vested and expected to vest as of June 29, 2014	4,643	$1.98	4.7	$2,454
Exercisable as of June 29, 2014	3,054	$2.05	4.1	$1,800

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on June 27, 2014 for all in-the-money options.

The following table provides information pertaining to our stock options for the six months ended June 29, 2014 and June 30, 2013 (in thousands, except weighted-average fair values):

	Six Months Ended
	June 29, 2014	June 30, 2013
Weighted-average fair value of options granted	$1.24	$0.80
Intrinsic value of options exercised	$358	$199
Cash received from options exercised	$256	$207
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of June 29, 2014, we only had time-based RSUs outstanding.
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
The following table summarizes RSU activity under all of our equity incentive plans for the six months ended June 29, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2013	429	$1.45
Granted	655	$2.43
Released	(135)	$1.64
Canceled or forfeited	(8)	$2.49
Outstanding as of June 29, 2014	941	$2.10

8.	STOCK-BASED COMPENSATION
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

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected dividend yield	—	—	—	—
Expected stock price volatility	67%	83%	67%	83%
Risk-free interest rate	1.3%	0.9%	1.3%	0.8%
Expected life of options in years	4.0	4.4	4.0	4.4
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
Our stock-based compensation for the three and six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Stock-based compensation by type of award:
Stock options	$249	$309	$496	$666
Restricted stock units	126	32	165	47
Employee stock purchase plan	12	5	24	10
	$387	$346	$685	$723
Stock-based compensation by category of expense:
Cost of goods sold	$8	$9	$11	$26
Research, development and engineering	47	70	87	145
Selling, general and administrative	332	267	587	552
	$387	$346	$685	$723
We did not capitalize any stock-based compensation into inventory in the three and six months ended June 29, 2014 and June 30, 2013, as such amounts were immaterial. As of June 29, 2014, we had $1.7 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.6 years. As of June 29, 2014, we had $1.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.3 years.

9.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
We have one operating segment in which we design, manufacture and market advanced fabrication equipment for the semiconductor manufacturing industry. The authoritative guidance on segment reporting and disclosure defines operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As our business is completely focused on one industry segment, the design, manufacture and marketing of advanced fabrication equipment to the semiconductor manufacturing industry, management believes that we have one reportable segment. Our net revenue and profits are generated from the sales of systems and services in this one segment. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker, as defined in the applicable authoritative guidance.
The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$6,392	15	$3,252	13	$10,575	12	$6,336	14
South Korea	23,863	57	1,407	6	34,122	40	2,275	5
China	2,268	5	2,008	8	15,349	18	3,960	9
Taiwan	5,498	13	14,659	60	16,320	19	26,724	60
Other Asia	1,589	4	2,292	9	3,870	5	3,358	7
Europe and others	2,419	6	956	4	4,991	6	2,158	5
	$42,029	100	$24,574	100	$85,227	100	$44,811	100
For the three months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 14 percent of our total net revenue, respectively. For the six months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 10 percent of our total net revenue, respectively.
For the three months ended June 30, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 49 percent and 11 percent of our total net revenue, respectively. For the six months ended June 30, 2013, one customer accounted for 10 percent or more of our total net revenue, representing approximately 48 percent of our total net revenue.
As of June 29, 2014, three customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 36 percent, 19 percent and 15 percent of our total net accounts receivable, respectively. As of December 31, 2013, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 61 percent and 23 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of June 29, 2014 and December 31, 2013 was as follows (in thousands):

	June 29, 2014	December 31, 2013
Property and equipment, net:
United States	$4,728	$4,949
Germany	3,885	4,129
Others	250	138
	$8,863	$9,216

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded a minimal income tax benefit and a $0.2 million income tax provision for the three and six months ended June 29, 2014, respectively. We recorded a minimal income tax provision for the three and six months ended June 30, 2013. The net tax provision for the three and six months ended June 29, 2014 and for the three and six months ended June 30, 2013 was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

11.	NET INCOME (LOSS) PER SHARE
We present both basic and diluted net income (loss) per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.
The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Numerator:
Net income (loss)	$1,916	$(3,567)	$4,381	$(13,075)
Denominator:
Weighted-average shares outstanding - basic	73,532	58,891	69,943	58,810
Effect of dilutive stock options and restricted stock units	1,147	—	1,462	—
Weighted-average shares outstanding - diluted	74,679	58,891	71,405	58,810
Net income (loss) per share of common stock:
Basic	$0.03	$(0.06)	$0.06	$(0.22)
Diluted	$0.03	$(0.06)	$0.06	$(0.22)
For the three and six months ended June 29, 2014, options and RSUs totaling 2.9 million and 2.5 million, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2013, options and RSUs totaling 6.4 million were excluded from diluted net loss per share because of their anti-dilutive effect.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Our forward-looking statements may include statements that relate to our future net revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products, the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenue, customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly break-even point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and our related remediation efforts. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2013.
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
We continue to focus on the advances we have made in the market position for each of our major products.

•
Our etch products, specifically our paradigmE XP, are established process tools of record in advanced DRAM, NAND and 3D-NAND production fabs. We are also establishing a development tool of record in advanced foundry for sub-20 nanometer front-end of line processes. The combination of the paradigmE XP’s technical capabilities and high productivity have established a growing etch market position in the memory segment.

•
Our conventional RTP, specifically our Helios XP product, continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP has established industry leading technical performance in 20 nanometer production with its dual side wafer heating and differential thermal energy control. When the transition to sub-20 nanometer technologies ramps up, we anticipate increasing shipments of our Helios XP products in the foundry and DRAM segments.

•
Our millisecond anneal system ("Millios"), has been qualified and released for high volume advanced foundry/logic production at multiple manufacturing sites. The Millios, with our proprietary arc lamp technology, has achieved leading device performance as well as higher production throughput and system availability. We continue to expect the Millios to play an important role in the volume production of sub-20 nanometer devices.

•
Our dry strip products continue to make a steady contribution to our business as our established customers in foundry/logic and memory are expected to continue to make investments, maintaining our position in the dry strip market during the remainder of 2014.

In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
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

Critical Accounting Policies and Use of Estimates
Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting periods.
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
There were no significant changes to our critical accounting policies during the six months ended June 29, 2014. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations
A summary of our results of operations for the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	June 29, 2014		June 30, 2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$42,029	100.0	$24,574	100.0	$17,455	71.0
Cost of goods sold	28,733	68.4	16,107	65.5	12,626	78.4
Gross margin	13,296	31.6	8,467	34.5	4,829	57.0
Operating expenses:
Research, development and engineering	4,446	10.6	4,170	17.0	276	6.6
Selling, general and administrative	6,690	15.9	6,952	28.3	(262)	(3.8)
Restructuring and other charges	111	0.3	404	1.6	(293)	(72.5)
Total operating expenses	11,247	26.8	11,526	46.9	(279)	(2.4)
Income (loss) from operations	2,049	4.8	(3,059)	(12.4)	5,108	n/m	(1)
Interest income (expense), net	(21)	—	(137)	(0.6)	116	(84.7)
Other income (expense), net	(142)	(0.3)	(359)	(1.5)	217	(60.4)
Income (loss) before income taxes	1,886	4.5	(3,555)	(14.5)	5,441	n/m	(1)
Provision for (benefit from) income taxes	(30)	(0.1)	12	—	(42)	n/m	(1)
Net income (loss)	$1,916	4.6	$(3,567)	(14.5)	$5,483	n/m	(1)
(1)Not meaningful.

	Six Months Ended
	June 29, 2014		June 30, 2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$85,227	100.0	$44,811	100.0	$40,416	90.2
Cost of goods sold	57,285	67.2	31,976	71.4	25,309	79.1
Gross margin	27,942	32.8	12,835	28.6	15,107	117.7
Operating expenses:
Research, development and engineering	8,970	10.5	8,483	18.9	487	5.7
Selling, general and administrative	14,111	16.6	14,502	32.4	(391)	(2.7)
Restructuring and other charges	111	0.1	2,662	5.9	(2,551)	(95.8)
Total operating expenses	23,192	27.2	25,647	57.2	(2,455)	(9.6)
Income (loss) from operations	4,750	5.6	(12,812)	(28.6)	17,562	n/m	(1)
Interest income (expense), net	(147)	(0.2)	(121)	(0.3)	(26)	21.5
Other income (expense), net	(63)	(0.1)	(76)	(0.2)	13	(17.1)
Income (loss) before income taxes	4,540	5.3	(13,009)	(29.1)	17,549	n/m	(1)
Provision for income taxes	159	0.2	66	0.1	93	140.9
Net income (loss)	$4,381	5.1	$(13,075)	(29.2)	$17,456	n/m	(1)
(1)Not meaningful.

Net Revenue
A summary of our net revenue for the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 29,	June 30,	Increase (Decrease)		June 29,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net revenue:
United States	$6,392	$3,252	$3,140	97	$10,575	$6,336	$4,239	67
International:
South Korea	23,863	1,407	22,456	1,596	34,122	2,275	31,847	1,400
China	2,268	2,008	260	13	15,349	3,960	11,389	288
Taiwan	5,498	14,659	(9,161)	(62)	16,320	26,724	(10,404)	(39)
Other Asia	1,589	2,292	(703)	(31)	3,870	3,358	512	15
Europe and others	2,419	956	1,463	153	4,991	2,158	2,833	131
	35,637	21,322	14,315	67	74,652	38,475	36,177	94
Total net revenue	$42,029	$24,574	$17,455	71	$85,227	$44,811	$40,416	90
Net revenue was $42.0 million for the three months ended June 29, 2014, an increase of $17.5 million, or 71 percent, compared to $24.6 million for the three months ended June 30, 2013. The increase in net revenue during the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was largely attributable to higher overall net revenue of our etch systems into memory applications.
During the second quarter of 2014, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended June 29, 2014 and June 30, 2013, international sales comprised approximately 85 percent and 87 percent, respectively, of our total net revenue.
For the three months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 14 percent of our total net revenue, respectively. For the three months ended June 30, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 49 percent and 11 percent of our total net revenue, respectively.
Net revenue was $85.2 million for the six months ended June 29, 2014, an increase of $40.4 million, or 90 percent, compared to $44.8 million for the six months ended June 30, 2013. The increase in net revenue during the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was largely attributable to higher overall net revenue of our etch systems into memory applications.
For the six months ended June 29, 2014 and June 30, 2013, international sales comprised approximately 88 percent and 86 percent, respectively, of our total net revenue.
For the six months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 10 percent of our total net revenue, respectively. For the six months ended June 30, 2013, one customer accounted for 10 percent or more of our total net revenue, representing approximately 48 percent of our total net revenue.
We have seen improvements in market conditions and customer demand since the third quarter of 2013. However, primarily due to a change in the sub 20-nanometer foundry product ramp and a pause in 3D-NAND spending, we expect our revenues for the third quarter of 2014 to decrease as compared to each of the first and second quarter of fiscal year 2014. On a long-term basis, we expect investment in capital equipment to remain positive, predominately driven by a memory investment cycle and foundry spending for 20- and sub 20-nanometer processing technologies.

Cost of Goods Sold and Gross Margin
A summary of our cost of goods sold and gross margin for the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 29,	June 30,	Increase (Decrease)		June 29,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Cost of goods sold	$28,733	$16,107	$12,626	78.4	$57,285	$31,976	$25,309	79.1
Gross margin	$13,296	$8,467	$4,829	57.0	$27,942	$12,835	$15,107	117.7
Gross margin percentage	31.6	34.5			32.8	28.6
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Our gross margin percentage decreased from 34.5 percent during the three months ended June 30, 2013 to 31.6 percent during the three months ended June 29, 2014, primarily attributable to a less favorable product mix and higher than expected installation and warranty costs for certain of our newer products. Our gross margin percentage increased from 28.6 percent during the six months ended June 30, 2013 to 32.8 percent during the six months ended June 29, 2014, primarily attributable to the increase in total net revenue and improvement in the product mix, partially offset by higher than expected installation and warranty costs for certain of our newer products.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 29,	June 30,	Increase (Decrease)		June 29,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Research, development and engineering	$4,446	$4,170	$276	6.6	$8,970	$8,483	$487	5.7
Percentage of net revenue	10.6%	17.0%			10.5%	18.9%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses increased by $0.3 million, or 7 percent, in the three months ended June 29, 2014 compared to the three months ended June 30, 2013. This increase was largely attributable to an increase in activity resulting from the development of new process applications for our products.
Research, development and engineering expenses increased by $0.5 million, or 6 percent, in the six months ended June 29, 2014 compared to the six months ended June 30, 2013. This increase was largely attributable to an increase in activity resulting from the development of new process applications for our products.

Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 29,	June 30,	Increase (Decrease)		June 29,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Selling, general and administrative	$6,690	$6,952	$(262)	(3.8)	$14,111	$14,502	$(391)	(2.7)
Percentage of net revenue	15.9%	28.3%			16.6%	32.4%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses decreased by $0.3 million, or 4 percent during the three months ended June 29, 2014 as compared with the three months ended June 30, 2013, primarily due to a decrease in depreciation and amortization expense and a decrease in outside services, including audit and tax professional services.
Selling, general and administrative expenses decreased by $0.4 million, or 3 percent percent during the six months ended June 29, 2014 as compared with the six months ended June 30, 2013, primarily due to a decrease in depreciation and amortization expense and a decrease in outside services, including audit and tax professional services.
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
We incurred $10.6 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $0.4 million and $2.7 million was recorded during the three and six months ended June 30, 2013, respectively. We also recorded $0.1 million during the three and six months ended June 29, 2014, which represents severance payments for certain workforce reductions as we continue to implement our cost reduction initiatives.
Interest Income (Expense), net
Interest income (expense), net was minimal for all periods presented. The net expense for the three and six months ended June 29, 2014 and three and six months ended June 30, 2013 primarily resulted from interest charges on borrowings under our Credit Facility.
Other Income (Expense), net
Other income (expense), net was $0.1 million net expense for each of the three and six months ended June 29, 2014, which primarily consisted of foreign exchange losses from foreign currency denominated inter-company balances.
Other income (expense), net was $0.4 million and $0.1 million net expense for the three and six months ended June 30, 2013, respectively, which primarily consisted of foreign exchange losses from foreign currency denominated inter-company balances.
Provision for (Benefit from) Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded a minimal income tax benefit and a $0.2 million income tax provision for the three and six months ended June 29, 2014, respectively. We recorded minimal income tax provisions for the three and six months ended June 30, 2013. The net tax provision was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 29, 2014 and December 31, 2013 were $20.7 million and $14.6 million, respectively. Working capital as of June 29, 2014 was $63.5 million, compared to $27.0 million as of December 31, 2013. Stockholders' equity as of June 29, 2014 was $70.7 million, compared to $34.1 million as of December 31, 2013. The aforementioned increases in working capital and stockholders' equity are primarily related to a registered public offering in February 2014 of 14.1 million newly issued common stock shares which resulted in net proceeds to us of approximately $31.7 million.

	Six Months Ended
	June 29, 2014	June 30, 2013
Net cash used in operating activities	$(10,884)	$(8,609)
Net cash used in investing activities	(451)	(736)
Net cash provided by financing activities	17,921	9,871
Effect of exchange rate changes on cash and cash equivalents	(497)	44
Net increase in cash and cash equivalents	$6,089	$570
Liquidity and Capital Resources Outlook
As of June 29, 2014, our primary sources of liquidity were $20.7 million of cash and cash equivalents, as well as $25.0 million available to us under our Credit Facility.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of June 29, 2014, we had no outstanding borrowing under the Credit Facility. As of June 29, 2014, the effective interest rate on any outstanding borrowing would have been 4.75 percent per annum.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock shares. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost containment efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements.
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

Operating Activities
Net cash used in operations was $10.9 million for the six months ended June 29, 2014, comprised primarily of $17.4 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $4.4 million in net income and $2.2 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted primarily of a $9.3 million increase in inventory, a $5.2 million decrease in accounts payable and accrued compensation and benefits and other current liabilities, a $3.2 million decrease in deferred revenue, and a $1.0 million increase in prepaid expenses and other assets, partially offset by a $1.3 million decrease in accounts receivable and advance billings. The increase in inventory primarily resulted from the receipt of inventory intended for sale in future quarters. The decrease in accounts payable, accrued compensation and benefits and other current liabilities was largely attributable to the timing of purchases and payments to vendors and services providers. The decrease in deferred revenue was primarily related to the timing of revenue recognition for deliverables under a volume purchase agreement. Non-cash charges consisted primarily of $1.4 million of depreciation and amortization and $0.7 million of stock-based compensation.
Net cash used in operations was $8.6 million in the six months ended June 30, 2013, comprised primarily of $13.1 million in net loss, partially offset by non-cash charges of $2.5 million and $2.0 million of cash increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $4.5 million decrease in accounts receivable and advance billings, partially offset by a $1.4 million decrease in accounts payable, accrued compensation and benefits and other current liabilities, and a $1.1 million increase in inventory. The decrease in accounts receivable and advance billings was primarily due to the timing of shipments and customer acceptance. The decrease in accounts payable, accrued compensation and benefits and other current liabilities were largely attributable to the timing of payments to vendors and service providers. Non-cash charges consisted primarily of $2.2 million of depreciation and amortization and $0.7 million of stock-based compensation, partially offset by a $0.5 million decrease in deferred income taxes.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $0.5 million in the six months ended June 29, 2014, which primarily consisted of our capital spending during the first half of the year.
Cash used in investing activities was $0.7 million in the six months ended June 30, 2013, which consisted of $0.5 million capital spending and a $0.2 million increase in restricted cash.
Financing Activities
Net cash provided by financing activities was $17.9 million for the six months ended June 29, 2014, which primarily consisted of approximately $31.7 million in net proceeds from our February 2014 stock offering and $0.2 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by the repayment of $14.0 million of borrowings under our revolving credit facility.
Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2013, which consisted of $9.6 million in proceeds from our revolving credit facility, net of borrowing costs, and $0.3 million in proceeds from the issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of June 29, 2014, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
Contractual Obligations
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. During the first quarter of 2014 we repaid the $14.0 million outstanding on our revolving credit facility, such that we had no outstanding borrowing as of June 29, 2014 under the Credit Facility. Amounts outstanding under the Credit Facility are reported as part of current liabilities in our condensed consolidated balance sheet. See Note 4. Revolving Credit Facility of the notes to condensed consolidated financial statements.
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
As of June 29, 2014, we had no outstanding borrowing under the Credit Facility. As of June 29, 2014, the effective interest rate for any outstanding borrowing would have been 4.75 percent per annum.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of June 29, 2014, our U.S. operations had approximately $5.6 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.6 million (U.S. dollar strengthening), or a loss of $0.6 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.
We recorded $0.1 million and $0.3 million foreign currency exchange losses during the six months ended June 29, 2014 and June 30, 2013, respectively, in other income (expense), net in the accompanying condensed consolidated statements of operations.
We included $0.5 million and $0.1 million foreign currency translation adjustment losses in the six months ended June 29, 2014 and June 30, 2013, respectively, in the accompanying condensed consolidated statement of comprehensive income (loss) primarily due to the unfavorable impact of currency exchange rates on the net foreign currency assets used in our foreign operations and held in local currencies.

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
Management has concluded that this material weakness is not yet deemed to be remediated as of June 29, 2014 due to the fact that an insufficient period of time has passed for management to test and document the effectiveness of our disclosure controls and procedures. As a result, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 29, 2014.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred operating losses and generated negative cash flows for the last four years. As of June 29, 2014, we had cash and cash equivalents of $20.7 million and working capital of $63.5 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.
We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank (the “Credit Facility”). As of June 29, 2014, we had no outstanding borrowing under the Credit Facility. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the Credit Facility or an acceleration of any future amounts outstanding under the Credit Facility.
We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and, in addition to the net proceeds from our February 2014 registered common stock offering of approximately $31.7 million, we may opportunistically seek to raise additional funds from a combination of sources including the issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.
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
Our material weakness arose from our failure to maintain effective controls over the accounting for the existence, valuation and presentation of inventory. Specifically, we did not have controls that were adequately designed and operated effectively:
(i) To account for the impact of inter-company transitions of certain manufacturing operations from our Dornstadt, Germany location to our Fremont, California location on our excess and obsolete inventory reserve. This methodology error resulted in an understatement of inventory reserves in the second quarter of 2013 of approximately $0.3 million. In the fourth quarter of 2013 the methodology for calculating excess and obsolete reserves was modified by us and a reserve in the amount of $0.3 million was recorded in our financial statements such that the impact to the annual financial statements for the year ended December 31, 2013 was zero. Also related to our calculation of our excess and obsolete inventory reserve, an error was identified in the methodology for calculating the release of excess and obsolete reserves for inventory that has been sold to an end customer. In the fourth quarter of 2013 the transfer of certain inventory from our Dornstadt, Germany location to our Fremont, California location was treated as a sale to an end customer rather than as an inter-company transfer, leading to the improper release of the excess and obsolete reserve associated with that inventory. The impact of this unadjusted audit adjustment was an overstatement of income for the fourth quarter and year ended December 31, 2013 of $0.1 million.
(ii) To account effectively for the impact of inter-company transitions from Dornstadt on our inventory reconciliations. We identified this methodology error arising from the fact that our process was originally designed to accommodate only a relatively limited volume of inventory transfers between locations. As such, due to the high volume of activity associated with the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California the methodology did not operate as designed. As a result, we recorded an adjustment to increase both inventory and accounts payable by $0.7 million for the period ended December 31, 2013. This audit adjustment had no impact on the results of operations for the year ended December 31, 2013 or for any interim period for the year ended December 31, 2013.
(iii) To verify the existence of inventory at company-owned warehouses at interim periods. We have historically relied upon cycle count procedures to substantiate the existence of physical inventory. However, in the first quarter of 2013 we identified that our cycle count procedures were not operating as designed and concluded that we could not rely on those cycle count procedures to obtain reasonable assurance as to the existence of physical inventory. As a result, we conducted a physical inventory observation in the fourth quarter of 2013. The result of our physical inventory observation was a write-off of inventory of approximately $0.6 million in the fourth quarter of 2013. Of this amount, $0.4 million related to each of the interim periods in fiscal 2013.
While none of these significant deficiencies was individually considered a material weakness, our management has determined that, in the aggregate, these control deficiencies constitute a material weakness, because they could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of each of December 31, 2013, March 30, 2014 and June 29, 2014, based on criteria in Internal-Control Integrated Framework (1992) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). See Item 4. Controls and Procedures of this report for a further discussion.
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
We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the six months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 10 percent of our total net revenue, respectively. In the year ended December 31, 2013, our three largest customers accounted for approximately 73 percent of our net revenue. For each of the year ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net revenue. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers of 2013 Annual Report on Form 10-K for a detailed description of our customer concentration.
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
Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including the delay in the second quarter of 2012 described above. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net revenue. If shipments of orders in backlog are canceled or delayed, net revenue could fall below our expectations and the expectations of market analysts and investors.
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
International sales accounted for 88 percent and 90 percent, respectively of our net sales for the six months ended June 29, 2014 and the year ended December 31, 2013. International sales accounted for 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 82 percent of our net sales during the six months ended June 29, 2014. Our sales to customers located in Asia accounted for 85 percent of our net sales for the year ended December 31, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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
Our systems revenues depend upon the decision of a prospective customer to increase or replace manufacturing capacity, typically involving a significant capital commitment. Accordingly, the decision to purchase our systems requires time-consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into our customers' manufacturing facilities. Even after the customer determines that our systems meet their qualification criteria, we may experience delays finalizing system sales while the customer obtains approval for the purchase, constructs new facilities or expands its existing facilities. Consequently, the time between our first contact with a customer regarding a specific potential purchase and the customer's placing its first order may last from one to two years or longer. We may incur significant sales and marketing expenses during this evaluation period, in addition to tying up substantial inventory in customer product evaluations. The length of this period makes it difficult to accurately forecast future sales. Also, any unexpected delays in orders could impact our revenue and operating results. If sales forecast for a specific customer are not realized, we may experience an unplanned shortfall in net revenue, and our quarterly and annual revenue and operating results may fluctuate significantly from period to period.
Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We incurred net losses again from 2008 through the third quarter 2013, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future quarters and years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenue. As a result, we may incur losses in the future, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.
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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. We have to date incurred costs and expect to incur additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products and the initial filing that reported our results, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders because we have, to date, been unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect to continue to incur significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products.
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
Our stock price has been below the 2009 to 2013 five-year peak of $5.46 for several years, and if net revenue do not return to the peak 2010 levels or we are unable to sustain profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.
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
To the extent we are leveraged financially, it could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.
In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of December 31, 2013, we had $14.0 million outstanding borrowing under the Credit Facility. As of June 29, 2014, we did not have any debt outstanding under the Credit Facility and had availability to borrow an additional $25.0 million under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
In 2014, we have entered into amendments and waivers of our credit facility with Silicon Valley Bank that amended certain financial covenants and waived compliance with certain covenants. We may not be able to obtain waivers of covenants in the future, and a failure to comply with the covenants and other provisions of the Credit Facility could result a lack of availability for borrowing under the Credit Facility or events of default, which could permit acceleration of repayment of all amounts due under the Credit Facility. Any required repayment of our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
10.1	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank Dated April 23, 2014	8-K	4/25/2014	10.1
10.2	Amended and Restated 1994 Employee Stock Purchase Plan of Mattson Technology, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS++	XBRL Instance Document.				X
101.SCH++	XBRL Taxonomy Extension Schema Document.				X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

August 1, 2014

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

August 1, 2014

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

August 1, 2014

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)