Form 10-Q
period 2014-09-28
MATTSON TECHNOLOGY INC
filed 2014-11-05
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
OR
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
YES    ☐    NO    ☒
At October 31, 2014 there were 73,803,593 shares of common stock outstanding.

Note: PDF provided as a courtesy

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	$38,430	$33,840	$123,657	$78,651
Cost of goods sold	25,432	22,416	82,717	54,392
Gross margin	12,998	11,424	40,940	24,259
Operating expenses:
Research, development and engineering	4,849	4,082	13,819	12,565
Selling, general and administrative	7,302	6,572	21,413	21,074
Restructuring and other charges	301	1,000	412	3,662
Total operating expenses	12,452	11,654	35,644	37,301
Income (loss) from operations	546	(230)	5,296	(13,042)
Interest income (expense), net	(47)	(163)	(194)	(284)
Other income (expense), net	148	(35)	85	(111)
Income (loss) before income taxes	647	(428)	5,187	(13,437)
Provision for (benefit from) income taxes	110	(16)	269	50
Net income (loss)	$537	$(412)	$4,918	$(13,487)
Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.07	$(0.23)
Diluted	$0.01	$(0.01)	$0.07	$(0.23)
Shares used in computing net income (loss) per share:
Basic	73,731	59,024	71,215	58,881
Diluted	75,023	59,024	72,637	58,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss)	$537	$(412)	$4,918	$(13,487)
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	(1,287)	368	(1,770)	235
Changes in unrealized investment loss	—	—	—	(29)
Other comprehensive income (loss)	(1,287)	368	(1,770)	206
Comprehensive income (loss)	$(750)	$(44)	$3,148	$(13,281)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 28, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$12,449	$14,578
Accounts receivable, net of allowance for doubtful accounts of $696 as of September 28, 2014 and $704 as of December 31, 2013	31,881	26,245
Advance billings	2,585	3,346
Inventories	38,548	34,126
Prepaid expenses and other current assets	6,697	5,267
Total current assets	92,160	83,562
Property and equipment, net	8,273	9,216
Restricted cash	2,001	2,087
Other assets	649	1,058
Total assets	$103,083	$95,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,432	$26,624
Accrued compensation and benefits	4,265	2,713
Deferred revenues, current	6,588	9,107
Revolving credit facility	—	14,000
Other current liabilities	5,195	4,122
Total current liabilities	28,480	56,566
Deferred revenues, non-current	1,363	1,971
Other liabilities	2,885	3,237
Total liabilities	32,728	61,774
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 78,031 shares issued and 73,786 shares outstanding as of September 28, 2014; 63,384 shares issued and 59,203 shares outstanding as of December 31, 2013	78	63
Additional paid-in capital	687,154	654,050
Accumulated other comprehensive income	19,060	20,830
Treasury stock, 4,245 shares as of September 28, 2014 and 4,181 shares as of December 31, 2013	(38,047)	(37,986)
Accumulated deficit	(597,890)	(602,808)
Total stockholders' equity	70,355	34,149
Total liabilities and stockholders' equity	$103,083	$95,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income (loss)	$4,918	$(13,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,192	3,146
Stock-based compensation	1,085	1,057
Other non-cash items	108	(360)
Changes in assets and liabilities:
Accounts receivable	(5,636)	(15,079)
Advance billings	761	(1,256)
Inventories	(5,589)	759
Prepaid expenses and other assets	(1,462)	2,017
Accounts payable	(14,145)	5,665
Accrued compensation and benefits and other current liabilities	2,510	(3,761)
Deferred revenue	(3,127)	(475)
Other liabilities	(138)	231
Net cash used in operating activities	(18,523)	(21,543)
Cash flows from investing activities:
(Increase) decrease in restricted cash	70	(201)
Purchases of property and equipment	(738)	(1,126)
Other	10	—
Net cash used in investing activities	(658)	(1,327)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	—	19,610
Repayment of revolving credit facility	(14,000)	—
Proceeds from issuance of common stock, net	31,972	296
Net cash provided by financing activities	17,972	19,906
Effect of exchange rate changes on cash and cash equivalents	(920)	239
Net decrease in cash and cash equivalents	(2,129)	(2,725)
Cash and cash equivalents, beginning of period	14,578	14,354
Cash and cash equivalents, end of period	$12,449	$11,629
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of September 28, 2014, the statement of operations for the three and nine months ended September 28, 2014 and September 29, 2013, statements of comprehensive income (loss) for the three and nine months ended September 28, 2014 and September 29, 2013, and the statements of cash flows for the nine months ended September 28, 2014 and September 29, 2013, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and nine months ended September 28, 2014 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2014.
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
Liquidity and Management Plans
As of September 28, 2014, we had cash and cash equivalents of $12.4 million and working capital of $63.7 million.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility (the "Credit Facility") with Silicon Valley Bank. On October 21, 2014, we entered into an amendment which, among other things, extended the term of the Credit Facility to October 12, 2017. As of September 28, 2014, we had no outstanding borrowings under the Credit Facility. See Note 4. Revolving Credit Facility and Note 12. Subsequent Event.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of our fiscal year ending December 31, 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for the fiscal year ended December 31, 2016, and interim periods thereafter. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2014 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.0 million and $2.1 million as of September 28, 2014 and December 31, 2013, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 6. Commitments and Contingencies.

Components of inventories as of September 28, 2014 and December 31, 2013 are shown below (in thousands):

	September 28, 2014	December 31, 2013
Inventories:
Purchased parts and raw materials	$29,005	$26,842
Work-in-process	8,025	4,260
Finished goods	1,518	3,024
	$38,548	$34,126
Components of prepaid expenses and other current assets as of September 28, 2014 and December 31, 2013 are shown below (in thousands):

	September 28, 2014	December 31, 2013
Prepaid expenses and other current assets:
Value-added tax	$2,605	$2,134
Prepaid inventory	2,375	492
Other current assets	1,717	2,641
	$6,697	$5,267
Components of property and equipment as of September 28, 2014 and December 31, 2013 are shown below (in thousands):

	September 28, 2014	December 31, 2013
Property and equipment, net:
Machinery and equipment	$41,559	$42,329
Furniture and fixtures	9,362	9,908
Leasehold improvements	18,077	18,626
	68,998	70,863
Less: accumulated depreciation	(60,725)	(61,647)
	$8,273	$9,216
Components of other current liabilities as of September 28, 2014 and December 31, 2013 are shown below (in thousands):

	September 28, 2014	December 31, 2013
Other current liabilities:
Warranty	$2,261	$1,786
Value-added tax	921	358
Accrued restructuring charge, current	502	812
Other	1,511	1,166
	$5,195	$4,122

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of September 28, 2014 and December 31, 2013, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of September 28, 2014 and December 31, 2013 (in thousands):

	September 28, 2014		December 31, 2013
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$5,007	$5,007	$5	$5
Restricted cash:
Money market funds	1,805	1,805	1,875	1,875
Total assets measured at fair value	$6,812	$6,812	$1,880	$1,880

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of September 28, 2014, we had no outstanding borrowing under the Credit Facility.
On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, which retroactively lowered our required minimum consolidated earnings before interest, tax, depreciation and amortization ("EBITDA") to $2.0 million for the two consecutive quarters ended September 28, 2014, and established a minimum quick ratio equal to or greater than 1.00. Based on this amendment, we were in compliance with all financial covenants as of September 28, 2014. Refer to Note 12. Subsequent Event, for additional information related to this amendment.

5.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of a broad-based cost reduction initiative. During 2012 and 2013, we completed the first four phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions. We incurred a total of $10.5 million in restructuring and other charges under the 2011 Restructuring Plan through the end of fiscal year 2013, and an additional $0.3 million and $0.4 million during the three and nine months ended September 28, 2014, respectively. We plan to make payments related to these employee severance and contract termination costs through fiscal year 2015.
During the three and nine months ended September 28, 2014, we incurred $0.4 million and $0.5 million, respectively, in restructuring charges related to workforce reductions. We also recorded a reduction in our restructuring accrual of $0.1 million related to a revised estimate of our future rent obligations for one of our vacant facilities.
During the three and nine months ended September 29, 2013, we incurred a total of $1.0 million and $3.7 million, respectively, in restructuring charges. We recorded approximately $0.2 million and $2.8 million during the three and nine months ended September 29, 2013, respectively, related to employee severance costs, which included recruiting costs for a new chief executive officer as well as severance expense for the former chief executive officer of $0.6 million which were recorded in the second quarter of fiscal year 2013. During the three and nine months ended September 29, 2013, we recorded approximately $0.8 million in contract termination costs related to future rent obligations associated with two vacated leased facilities, net of sublease income, which was recorded in the third quarter of fiscal year 2013.
The following table summarizes changes in the restructuring accrual for the three and nine months ended September 28, 2014 (in thousands):

	Three Months Ended September 28, 2014			Nine Months Ended September 28, 2014
	Employee Severance Costs	Contract Termination Costs	Total	Employee Severance Costs	Contract Termination Costs	Total
Beginning balance	$—	$559	$559	$—	$1,103	$1,103
Restructuring charges	415	(114)	301	526	(114)	412
Payments	(202)	(102)	(304)	(313)	(630)	(943)
Reserve adjustments	(12)	(8)	(20)	(12)	(24)	(36)
Ending balance	$201	$335	$536	$201	$335	$536
As of September 28, 2014, $0.5 million of the restructuring accrual was classified as short-term and recorded within other current liabilities in the condensed consolidated balance sheets, and the remaining balance of $34,000 of the restructuring accrual was classified as long-term and recorded within other liabilities in the condensed consolidated balance sheets.

6.	COMMITMENTS AND CONTINGENCIES
Warranty
The warranty offered by us on our system sales is generally twelve months, and excludes certain consumable maintenance items. A provision for the estimated cost of warranty, based on historical costs, is recorded as cost of goods sold when the revenue is recognized. Our warranty obligations require us to repair or replace defective products or parts during the warranty period at no cost to the customer. The actual system performance and/or field warranty expense profiles may differ from historical experience, and in those cases, we adjust our warranty accruals accordingly.

The following table summarizes changes in our product warranty accrual for the three and nine months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Beginning balance	$2,088	$1,449	$1,786	$1,691
Warranties issued in the period	598	593	1,749	1,467
Costs to service warranties	(932)	(349)	(2,614)	(1,456)
Warranty accrual adjustments	507	(158)	1,340	(167)
Ending balance	$2,261	$1,535	$2,261	$1,535
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of September 28, 2014, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $2.0 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of September 28, 2014.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $12.8 million based on the applicable exchange rate as of September 28, 2014), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $12.8 million based on the applicable exchange rate as of September 28, 2014) or through December 31, 2020. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.
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
As of September 28, 2014, we had approximately 3.4 million shares available for future grants under our 2012 Equity Incentive Plan (the "2012 Plan").

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
The following table summarizes the stock option activity under all of our equity incentive plans for the nine months ended September 28, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2013	4,993	$2.18
Granted	655	$2.40
Exercised	(353)	$0.96
Canceled or forfeited	(294)	$7.63
Outstanding as of September 28, 2014	5,001	$1.98	4.6	$4,115
Vested and expected to vest as of September 28, 2014	4,625	$1.98	4.5	$3,864
Exercisable as of September 28, 2014	3,120	$2.04	3.9	$2,765

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on September 26, 2014 for all in-the-money options.
The following table provides information pertaining to our stock options for the nine months ended September 28, 2014 and September 29, 2013 (in thousands, except weighted-average fair values):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Weighted-average fair value of options granted, per share	$1.23	$0.86
Intrinsic value of options exercised	$455	$273
Cash received from options exercised	$339	$241
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of September 28, 2014, we only had time-based RSUs outstanding.

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
The following table summarizes RSU activity under all of our equity incentive plans for the nine months ended September 28, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2013	429	$1.45
Granted	697	$2.42
Released	(184)	$1.85
Canceled or forfeited	(8)	$2.49
Outstanding as of September 28, 2014	934	$2.08

8.	STOCK-BASED COMPENSATION
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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected dividend yield	—	—	—	—
Expected stock price volatility	65%	84%	67%	84%
Risk-free interest rate	1.4%	1.5%	1.3%	0.9%
Expected life of options in years	4.0	4.4	4.0	4.4
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

Our stock-based compensation for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Stock-based compensation by type of award:
Stock options	$244	$293	$740	$959
Restricted stock units	143	36	309	83
Employee stock purchase plan	12	5	36	15
	$399	$334	$1,085	$1,057
Stock-based compensation by category of expense:
Cost of goods sold	$12	$16	$23	$42
Research, development and engineering	47	53	135	198
Selling, general and administrative	340	265	927	817
	$399	$334	$1,085	$1,057
We did not capitalize any stock-based compensation into inventory in the three and nine months ended September 28, 2014 and September 29, 2013, as such amounts were immaterial. As of September 28, 2014, we had $1.5 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.5 years. As of September 28, 2014, we had $1.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.0 years.

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
The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$8,188	21	$1,045	3	$18,763	15	$7,380	9
South Korea	15,613	41	9,998	30	49,735	40	12,273	16
China	853	2	1,450	4	16,202	13	5,410	7
Taiwan	10,746	28	15,753	47	27,066	22	42,477	54
Other Asia	1,718	5	3,377	10	5,588	5	6,736	9
Europe and others	1,312	3	2,217	6	6,303	5	4,375	5
	$38,430	100	$33,840	100	$123,657	100	$78,651	100
For the three months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 37 percent, 20 percent and 10 percent of our total net revenue, respectively. For the nine months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 52 percent, 12 percent and 10 percent of our total net revenue, respectively.

For the three months ended September 29, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 38 percent and 29 percent of our total net revenue, respectively. For the nine months ended September 29, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 44 percent and 17 percent of our total net revenue, respectively.
As of September 28, 2014, three customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 31 percent, 23 percent and 13 percent of our total net accounts receivable, respectively. As of December 31, 2013, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 61 percent and 23 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of September 28, 2014 and December 31, 2013 was as follows (in thousands):

	September 28, 2014	December 31, 2013
Property and equipment, net:
United States	$4,555	$4,949
Germany	3,491	4,129
Others	227	138
	$8,273	$9,216

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded $0.1 million and $0.3 million income tax provision for the three and nine months ended September 28, 2014, respectively. We recorded a minimal income tax benefit for the three months ended September 29, 2013 and a $0.1 million income tax provision for nine months ended September 29, 2013. The net tax provision (benefit) for the three and nine months ended September 28, 2014, and for the three and nine months ended September 29, 2013, is the result of the mix of profits earned by us, in tax jurisdictions with a broad range of income tax rates.

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator:
Net income (loss)	$537	$(412)	$4,918	$(13,487)
Denominator:
Weighted-average shares outstanding - basic	73,731	59,024	71,215	58,881
Effect of dilutive stock options and restricted stock units	1,292	—	1,422	—
Weighted-average shares outstanding - diluted	75,023	59,024	72,637	58,881
Net income (loss) per share of common stock:
Basic	$0.01	$(0.01)	$0.07	$(0.23)
Diluted	$0.01	$(0.01)	$0.07	$(0.23)
For the three and nine months ended September 28, 2014, options and RSUs totaling 2.9 million and 2.3 million, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 29, 2013, options and RSUs totaling 5.8 million were excluded from diluted net loss per share because of their anti-dilutive effect.

12.	SUBSEQUENT EVENT
On October 21, 2014, we entered into an amendment with Silicon Valley Bank, as "lender" and "agent," to amend our existing credit agreement, dated as of April 12, 2013. This amendment extends the term of our credit facility to October 12, 2017. This amendment also allows us to make a one-time request to increase the existing credit facility up to an additional $25.0 million.

Under the amendment, the advances available to us under the borrowing base formula increased to 85 percent of eligible accounts receivable and advance billings and 50 percent of eligible inventory. The amendment also lowered the "Applicable Margin," as defined in the credit agreement, with respect to our interest rate on outstanding borrowings to zero percent for ABR loans and 2.75 percent for Eurodollar loans.

The amendment also retroactively lowered our required minimum consolidated EBITDA to $2.0 million for the two consecutive quarters ended September 28, 2014; established a minimum quick ratio requirement equal to or greater than 1.00; and removed certain financial covenants when our "Available Funds," as defined in the credit agreement to be cash, cash equivalents and availability under the credit agreement, are equal to or greater than $30.0 million as of the last day of such fiscal quarter.

In connection with the amendment, we agreed to pay Silicon Valley Bank a commitment fee of $62,500 related to the extension of the term of the facility from April 12, 2016 to October 12, 2017.

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

•
The Helios XP, our conventional RTP product, continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP has established industry leading technical performance in 20 nanometer production with its dual side wafer heating and differential thermal energy control. When the transition to sub-20 nanometer technologies ramps up, we anticipate increasing shipments of our Helios XP products in the foundry and DRAM segments.

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

•	Our dry strip products continue to make a steady contribution to our business as our established customers in foundry/logic and memory are expected to continue to make investments.
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
There were no significant changes to our critical accounting policies during the nine months ended September 28, 2014. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations
A summary of our results of operations for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended
	September 28, 2014		September 29, 2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$38,430	100.0	$33,840	100.0	$4,590	13.6
Cost of goods sold	25,432	66.2	22,416	66.2	3,016	13.5
Gross margin	12,998	33.8	11,424	33.8	1,574	13.8
Operating expenses:
Research, development and engineering	4,849	12.6	4,082	12.1	767	18.8
Selling, general and administrative	7,302	19.0	6,572	19.4	730	11.1
Restructuring and other charges	301	0.8	1,000	3.0	(699)	(69.9)
Total operating expenses	12,452	32.4	11,654	34.5	798	6.8
Income (loss) from operations	546	1.4	(230)	(0.7)	776	n/m	(1)
Interest income (expense), net	(47)	(0.1)	(163)	(0.5)	116	(71.2)
Other income (expense), net	148	0.4	(35)	(0.1)	183	n/m	(1)
Income (loss) before income taxes	647	1.7	(428)	(1.3)	1,075	n/m	(1)
Provision for (benefit from) income taxes	110	0.3	(16)	0.1	126	n/m	(1)
Net income (loss)	$537	1.4	$(412)	(1.2)	$949	n/m	(1)
(1)Not meaningful.

	Nine Months Ended
	September 28, 2014		September 29, 2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$123,657	100.0	$78,651	100.0	$45,006	57.2
Cost of goods sold	82,717	66.9	54,392	69.2	28,325	52.1
Gross margin	40,940	33.1	24,259	30.8	16,681	68.8
Operating expenses:
Research, development and engineering	13,819	11.2	12,565	16.0	1,254	10.0
Selling, general and administrative	21,413	17.3	21,074	26.8	339	1.6
Restructuring and other charges	412	0.3	3,662	4.6	(3,250)	(88.7)
Total operating expenses	35,644	28.8	37,301	47.4	(1,657)	(4.4)
Income (loss) from operations	5,296	4.3	(13,042)	(16.6)	18,338	n/m	(1)
Interest income (expense), net	(194)	(0.2)	(284)	(0.4)	90	(31.7)
Other income (expense), net	85	0.1	(111)	(0.1)	196	n/m	(1)
Income (loss) before income taxes	5,187	4.2	(13,437)	(17.1)	18,624	n/m	(1)
Provision for income taxes	269	0.2	50	—	219	438.0
Net income (loss)	$4,918	4.0	$(13,487)	(17.1)	$18,405	n/m	(1)
(1)Not meaningful.

Net Revenue
A summary of our net revenue for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 28,	September 29,	Increase (Decrease)		September 28,	September 29,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net revenue:
United States	$8,188	$1,045	$7,143	684	$18,763	$7,380	$11,383	154
International:
South Korea	15,613	9,998	5,615	56	49,735	12,273	37,462	305
China	853	1,450	(597)	(41)	16,202	5,410	10,792	199
Taiwan	10,746	15,753	(5,007)	(32)	27,066	42,477	(15,411)	(36)
Other Asia	1,718	3,377	(1,659)	(49)	5,588	6,736	(1,148)	(17)
Europe and others	1,312	2,217	(905)	(41)	6,303	4,375	1,928	44
	30,242	32,795	(2,553)	(8)	104,894	71,271	33,623	47
Total net revenue	$38,430	$33,840	$4,590	14	$123,657	$78,651	$45,006	57
Net revenue was $38.4 million for the three months ended September 28, 2014, an increase of $4.6 million, or 14 percent, compared to $33.8 million for the three months ended September 29, 2013. The increase in net revenue during the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was largely attributable to higher overall net revenue of our etch systems into memory applications.
During the third quarter of 2014, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended September 28, 2014 and September 29, 2013, international sales comprised approximately 79 percent and 97 percent, respectively, of our total net revenue.
For the three months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 37 percent, 20 percent and 10 percent of our total net revenue, respectively. For the three months ended September 29, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 38 percent and 29 percent of our total net revenue, respectively.
Net revenue was $123.7 million for the nine months ended September 28, 2014, an increase of $45.0 million, or 57 percent, compared to $78.7 million for the nine months ended September 29, 2013. The increase in net revenue during the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was largely attributable to higher overall net revenue of our etch systems into memory applications.
For the nine months ended September 28, 2014 and September 29, 2013, international sales comprised approximately 85 percent and 91 percent, respectively, of our total net revenue.
For the nine months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 52 percent, 12 percent and 10 percent of our total net revenue, respectively. For the nine months ended September 29, 2013, two customers accounted for 10 percent or more of our total net revenue, representing approximately 44 percent and 17 percent of our total net revenue, respectively.
We have seen improvements in market conditions and customer demand since the third quarter of 2013. However, primarily due to a change in the sub 20-nanometer foundry product ramp and a pause in 3D-NAND spending, we had a decrease in revenues for the third quarter of 2014 as compared to the first and second quarters of fiscal year 2014. On a long-term basis, we expect investment in capital equipment to remain positive, predominately driven by a memory investment cycle and foundry spending for 20- and sub 20-nanometer processing technologies.

Cost of Goods Sold and Gross Margin
A summary of our cost of goods sold and gross margin for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 28,	September 29,	Increase (Decrease)		September 28,	September 29,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Cost of goods sold	$25,432	$22,416	$3,016	13	$82,717	$54,392	$28,325	52
Gross margin	$12,998	$11,424	$1,574	14	$40,940	$24,259	$16,681	69
Gross margin percentage	33.8%	33.8%			33.1%	30.8%
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs, charges for excess and obsolete inventory and costs incurred by our contract manufacturers in the production of our components and major sub-assemblies/modules.
Our gross margin percentage remained flat between the three months ended September 29, 2013, at 33.8 percent, compared to the three months ended September 28, 2014, at 33.8 percent. Our gross margin percentage increased from 30.8 percent during the nine months ended September 29, 2013 to 33.1 percent during the nine months ended September 28, 2014, primarily attributable to the increase in total net revenue and a more favorable product mix, partially offset by higher than expected installation and warranty costs for certain of our newer products.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.
Research, Development and Engineering
A summary of our research, development and engineering expenses for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 28,	September 29,	Increase (Decrease)		September 28,	September 29,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Research, development and engineering	$4,849	$4,082	$767	19	$13,819	$12,565	$1,254	10
Percentage of net revenue	12.6%	12.1%			11.2%	16.0%
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses increased by $0.8 million, or 19 percent, in the three months ended September 28, 2014 compared to the three months ended September 29, 2013. This increase was largely attributable to an increase in activity resulting from the development of new process applications for our products and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of fiscal year 2013.
Research, development and engineering expenses increased by $1.3 million, or 10 percent, in the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. This increase was largely attributable to an increase in activity resulting from the development of new process applications for our products and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of fiscal year 2013.

Selling, General and Administrative
A summary of our selling, general and administrative expenses for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 28,	September 29,	Increase (Decrease)		September 28,	September 29,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Selling, general and administrative	$7,302	$6,572	$730	11	$21,413	$21,074	$339	2
Percentage of net revenue	19.0%	19.4%			17.3%	26.8%
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses increased by $0.7 million, or 11 percent during the three months ended September 28, 2014 as compared with the three months ended September 29, 2013, primarily due to increased investments to support the higher revenue levels and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of fiscal year 2013.
Selling, general and administrative expenses increased by $0.3 million, or 2 percent percent during the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013, primarily due to increased investments to support the higher revenue levels and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of fiscal year 2013, partially offset by lower depreciation and amortization in fiscal year 2014.

Restructuring and Other Charges
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of a broad-based cost reduction initiative. During 2012 and 2013, we completed the first four phases of our cost reduction plan, which included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions. We incurred $10.9 million in restructuring and other charges under the 2011 Restructuring Plan since its inception in the fourth quarter of 2011, of which $0.3 million and $0.4 million was recorded during the three and nine months ended September 28, 2014, respectively, and $1.0 million and $3.7 million was recorded during the three and nine months ended September 29, 2013, respectively. We plan to make payments related to these employee severance and contract termination costs through fiscal year 2015.

Interest Income (Expense), net
Interest income (expense), net was minimal for all periods presented. The net expense for the three and nine months ended September 28, 2014 and three and nine months ended September 29, 2013 primarily resulted from interest charges on borrowings under our Credit Facility.
Other Income (Expense), net
Other income (expense), net was minimal for all periods presented. The other income (expense) for the three and nine months ended September 28, 2014 and three and nine months ended September 29, 2013 primarily consisted of foreign exchange gains and losses from foreign currency denominated inter-company balances.

Provision for (Benefit from) Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded a $0.1 million and $0.3 million income tax provision for the three and nine months ended September 28, 2014, respectively. We recorded a minimal income tax benefit and a $0.1 million income tax provision for the three and nine months ended September 29, 2013, respectively. The net tax provision (benefit) was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 28, 2014 and December 31, 2013 were $12.4 million and $14.6 million, respectively. Working capital as of September 28, 2014 was $63.7 million, compared to $27.0 million as of December 31, 2013. Stockholders' equity as of September 28, 2014 was $70.4 million, compared to $34.1 million as of December 31, 2013. The aforementioned increases in working capital and stockholders' equity are primarily related to a registered public offering in February 2014 of 14.1 million newly issued common stock shares which resulted in net proceeds to us of approximately $31.7 million.

	Nine Months Ended
	September 28, 2014	September 29, 2013
Net cash used in operating activities	$(18,523)	$(21,543)
Net cash used in investing activities	(658)	(1,327)
Net cash provided by financing activities	17,972	19,906
Effect of exchange rate changes on cash and cash equivalents	(920)	239
Net increase in cash and cash equivalents	$(2,129)	$(2,725)
Liquidity and Capital Resources Outlook
As of September 28, 2014, our primary sources of liquidity were $12.4 million of cash and cash equivalents, as well as $25.0 million available to us under our Credit Facility.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. Under the Credit Facility, advances are available based on (i) the achievement of certain quarterly levels of our consolidated EBITDA, as defined in the Credit Facility, and (ii) a borrowing base formula equal to the sum of up to (a) 80 percent of eligible accounts receivable and advance billings and (b) 30 percent of eligible inventory, minus any reserves established by the bank. As of September 28, 2014, we had no outstanding borrowing under the Credit Facility. As of September 28, 2014, the effective interest rate on any outstanding borrowing would have been 4.75 percent per annum. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the Credit Facility as described under Note 4. Revolving Credit Facility and Note 12. Subsequent Event of the notes to condensed consolidated financial statements.
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

Operating Activities
Net cash used in operations was $18.5 million for the nine months ended September 28, 2014, comprised primarily of $26.8 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $4.9 million in net income and $3.4 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $14.1 million decrease in accounts payable, a $5.6 million increase in inventory, a $4.9 million increase in accounts receivable and advance billings, a $3.1 million decrease in deferred revenue, a $1.5 million increase in prepaid expenses and other assets, partially offset by a $2.5 million increase in accrued compensation and benefits and other current liabilities. The increase in inventory primarily resulted from the receipt of inventory intended for sale in future quarters. The decrease in accounts payable was largely attributable to the timing of purchases and payments to vendors and services providers. The decrease in deferred revenue was primarily related to the timing of revenue recognition for deliverables under our sales agreements. Non-cash charges consisted primarily of $2.2 million of depreciation and amortization and $1.1 million of stock-based compensation.
Net cash used in operations was $21.5 million for the nine months ended September 29, 2013, comprised primarily of $13.5 million in net loss, partially offset by non-cash charges of $3.8 million and $11.9 million of cash decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $16.3 million increase in accounts receivable and advance billings and $0.5 million decrease in deferred revenue, partially offset by a $2.0 million decrease in prepaid expenses and other current assets, a $1.9 million increase in accounts payable, accrued compensation and benefits and other current liabilities and a $0.8 million decrease in inventory. The increase in accounts receivable and advance billings was primarily due to increased net sales and the timing of billing and collections during the third quarter of 2013, with our increased equipment sales back-end loaded during the quarter. The increase in accounts payable were largely attributable to a higher accounts payable balance resulting from the timing of purchases and payments to vendors and services providers, and partially offset by decreases in accrued compensation and benefits attributable to lower headcount and a decrease in accrued restructuring costs. The decrease in prepaid expenses and other current assets is primarily due to a decrease in deferred costs following customer acceptance of a system for which both revenue and costs were deferred as well as a decrease in prepaid value-added-tax due to a tax refund. Non-cash charges consisted primarily of $3.1 million of depreciation and amortization and $1.1 million of stock-based compensation partially offset by a $0.5 million decrease in deferred income taxes.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $0.7 million in the nine months ended September 28, 2014, which primarily consisted of our capital spending.
Net cash used in investing activities was $1.3 million in the nine months ended September 29, 2013, which consisted of $1.1 million in capital spending and a $0.2 million increase in restricted cash.
Financing Activities
Net cash provided by financing activities was $18.0 million for the nine months ended September 28, 2014, which primarily consisted of approximately $31.7 million in net proceeds from our February 2014 stock offering and $0.2 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by the repayment of $14.0 million of borrowings under our revolving credit facility.
Net cash provided by financing activities was $19.9 million for the nine months ended September 29, 2013, which consisted of $19.6 million in proceeds from our revolving credit facility, net of borrowing costs, and $0.3 million in proceeds from the issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of September 28, 2014, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. During the first quarter of 2014 we repaid the $14.0 million outstanding on our Credit Facility, such that we had no outstanding borrowing as of September 28, 2014 under the Credit Facility. See Note 4. Revolving Credit Facility and Note 12. Subsequent Event of the notes to condensed consolidated financial statements.
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
As of September 28, 2014, we had no outstanding borrowing under the Credit Facility. As of September 28, 2014, the effective interest rate for any outstanding borrowing would have been 4.75 percent per annum.
On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend, among other terms, the effective interest rate on the Credit Facility. See Note 4. Revolving Credit Facility and Note 12. Subsequent Event of the notes to condensed consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of September 28, 2014, our U.S. operations had approximately $10.7 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $1.1 million (U.S. dollar strengthening), or a loss of $1.1 million (U.S. dollar weakening) on the translation of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.

We recorded a minimal foreign currency exchange gain and a $0.3 million foreign currency exchange loss during the nine months ended September 28, 2014 and September 29, 2013, respectively, in other income (expense), net in the accompanying condensed consolidated statements of operations.
We included $1.8 million foreign currency translation adjustment loss and a $0.2 million foreign currency translation adjustment gain in the nine months ended September 28, 2014 and September 29, 2013, respectively, in the accompanying condensed consolidated statements of comprehensive income (loss) primarily due to the impact of currency exchange rates on the net foreign currency assets used in our foreign operations which are recorded in local currencies.

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
Management has concluded that this material weakness is not yet deemed to be remediated as of September 28, 2014 due to the fact that an insufficient period of time has passed for management to test and document the effectiveness of our disclosure controls and procedures. As a result, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 28, 2014.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred operating losses and generated negative cash flows for the last four years. As of September 28, 2014, we had cash and cash equivalents of $12.4 million and working capital of $63.7 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.
We may need additional funds to support our working capital requirements, and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank (the “Credit Facility”). As of September 28, 2014, we had no outstanding borrowing under the Credit Facility. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the Credit Facility. See Note 4. Revolving Credit Facility and Note 12. Subsequent Event of the notes to condensed consolidated financial statements. If we do not comply with the affirmative and negative covenants contained in the Credit Facility, we may be in default under the Credit Facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the Credit Facility or an acceleration of any future amounts outstanding under the Credit Facility.
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
With the oversight of senior management and our audit committee, we have commenced steps intended to address the underlying causes of the significant deficiencies, primarily through the implementation of new processes and procedures that will address future one-time events such as the transfer of manufacturing operations from Dornstadt, Germany to Fremont, California. We plan to remediate all of the control deficiencies underlying this material weakness by the end of 2014.
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
We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the nine months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 52 percent, 12 percent and 10 percent of our total net revenue, respectively. In the year ended December 31, 2013, our three largest customers accounted for approximately 73 percent of our net revenue. For each of the year ended December 31, 2012 and 2011, our three largest customers accounted for approximately 60 percent of our net revenue. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers of 2013 of our Annual Report on Form 10-K for a detailed description of our customer concentration.
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
International sales accounted for 85 percent and 90 percent, respectively of our net sales for the nine months ended September 28, 2014 and the year ended December 31, 2013. International sales accounted for 86 percent of our net sales for the year ended December 31, 2012. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 80 percent of our net sales during the nine months ended September 28, 2014. Our sales to customers located in Asia accounted for 85 percent of our net sales for the year ended December 31, 2013 and 78 percent of our net sales for the year ended December 31, 2012. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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
Any weakness in the global economy may negatively impact our financial performance.
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
Demand for semiconductor equipment depends on consumer spending. Future economic uncertainty may lead to a decrease in consumer spending and may cause certain of our customers to cancel or delay orders. In addition, if our customers have difficulties obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could lead to charges to our bad debt expense, if we are unable to collect accounts receivables. These conditions could also affect our key suppliers, which could affect their ability to supply parts to us, and result in delays of the completion of our systems and the shipment of these systems to our customers.
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
In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of December 31, 2013, we had $14.0 million outstanding borrowing under the Credit Facility. As of September 28, 2014, we did not have any debt outstanding under the Credit Facility and had availability to borrow an additional $25.0 million under the Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
In 2014, we have entered into several amendments and waivers of our credit facility with Silicon Valley Bank that amended certain financial covenants and waived compliance with certain covenants. We may not be able to obtain waivers of covenants in the future, and a failure to comply with the covenants and other provisions of the Credit Facility could result a lack of availability for borrowing under the Credit Facility or events of default, which could permit acceleration of repayment of all amounts due under the Credit Facility. Any required repayment of our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
On October 31, 2014, Mr. Tyler Purvis and the Company entered into an Executive Change of Control Agreement. The agreement has an initial two year term with an automatic renewal for additional one year periods, unless terminated by either party at least 60 prior to the date of automatic renewal.

Mr. Purvis' agreement specifies, that if, during the Change of Control Period, his employment is terminated (a) by the Company for any reason other than for Good Cause or (b) by Mr. Purvis for Good Reason, then, subject to Mr. Purvis signing and not revoking a release of claims with the Company, he will receive (i) a cash payment equal to (A) the greater of his base salary for the twelve months preceding the Change of Control, or (B) his then-current annual base salary, plus 100% of his annual target bonus award, (ii) full vesting of all of his outstanding stock options, restricted stock units, and any other outstanding awards, and (iii) reimbursement of his medical and dental insurance benefits (and for his dependents) under COBRA for a period of twelve months.

Under the agreement, "Change of Control" is defined as (a) an event or series of events wherein (i) the shareholders of the Company immediately before the event or series of events do not retain immediately after the event or series of events direct or indirect beneficial ownership of more than than 50% of the total combined voting power of the outstanding voting stock of the Company or the surviving corporation; or (ii) a liquidation or dissolution of the Company.

Under the agreement, "Good Cause" is defined as (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company, (ii) dishonesty, material breach of any agreement with the Company, or intentional misconduct, or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person; and "Good Reason" is defined as, without written consent, (i) a significant reduction by the Company in the executive's annual base salary, (ii) the failure of the Company to obtain an agreement from any successor to the Company, or purchaser of all or substantially all of the Company's assets, to assume the Agreement, (iii) the assignment of the executive to duties which reflect a material adverse change in authority, responsibility or status with the Company or any successor, or (iv) the Company requiring the executive to reside or be based at a location 50 miles or more from the location where the executive was based immediately prior to the Change of Control. The executive will not resign for Good Reason without first providing the Company with written notice within 60 days of the event that the executive believes constitutes "Good Reason" specifically identifying the acts or omissions constituting the grounds for Good Reason, and a reasonable cure period of not less than 30 days following the date of such notice.

The foregoing summary is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.	Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
10.1	Amendment Agreement No. 4 dated October 21, 2014, by and between Mattson Technology, Inc. and Silicon Valley Bank	8-K	10/23/2014	10.1
10.2 +	Executive Change of Control Agreement, dated October 31, 2014, by and between Mattson Technology, Inc. and Tyler Purvis				X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

November 5, 2014

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

November 5, 2014

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

November 5, 2014

By: /s/ TYLER PURVIS
Tyler Purvis Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)