Form 10-K
period 2014-12-31
MATTSON TECHNOLOGY INC
filed 2015-03-12
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
___________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 29, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $150,482,391 based on the closing sale price for the registrant's common stock reported by the NASDAQ Global Select Market on that date.

There were 74,647,018 shares of the registrant’s common stock issued and outstanding as of the close of business on March 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2014.

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Our forward-looking statements may include statements that relate to our future net revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products, the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenue, customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly break-even point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and any related remediation efforts. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

As used herein, “Mattson Technology,” the “Company,” “we,” “our,” and similar terms include Mattson Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview of Mattson Technology

We design, manufacture, market and globally support semiconductor wafer processing equipment used in the fabrication of integrated circuits ("ICs" or chips). We are a key supplier of plasma and rapid thermal processing equipment to the global semiconductor industry, and operate in four primary product sectors: dry strip, etch, conventional rapid thermal processing ("RTP") and millisecond anneal ("MSA"). Our manufacturing equipment utilizes innovative technologies to deliver advanced processing capabilities and high productivity for the fabrication of current- and next-generation ICs.

In 2014, we continued to focus on the advances we made in each of our major products. Our etch products, specifically our paradigmE XP, are established process tools of record in advanced DRAM, NAND and 3D NAND production fabs. We are also establishing a development tool of record in advanced foundry for sub-20 nanometer front-end of line processes. Our RTP product portfolio, including the Helios XP for conventional RTP and the Millios for MSA, have demonstrated significant device performance improvements at various foundry and logic customers, and their superior temperature measurement and control capability, combined with our technology to address thermal related non-uniformities at the device level, continues to grow our RTP business. Our MSA system, the Millios, has been qualified and released for sub-20 nanometer high volume advanced foundry/logic production at multiple manufacturing sites.  Our dry strip products continue to make a steady contribution to our business as our established customers in foundry/logic and memory continue to make investments.

Our customer base includes memory, foundry and logic device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships. We have a design and manufacturing center in the United States and we have a design and manufacturing facility in Germany. Our customer sales and support teams are located in Korea, Taiwan, China, Germany, Singapore and the United States.

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

Consumer Electronics Driving Industry Growth

The mobile internet era continues to drive growth in the electronics industry, with devices connected at all times and internet access capability embedded in billions of wireless devices such as smart phones, tablet devices and GPS navigation systems in commercial and personal vehicles. Mobile internet now offers all of the same features and values as the traditional internet and greater information access opportunities with broader device-spanning internet services now available. Mobile device usage has exceeded that of desktop devices with smartphone and tablet devices leading this trend. Helping to drive this increase is improved wireless technology and cloud computing. The use of smartphones and tablet devices, and the introduction of connected devices categorized as "Internet of Things" ("IoT"), are expected to continue growing the overall consumer electronic market thereby increasing the mobile microprocessor, DRAM memory and NAND memory demand in the coming years.

The mobile internet era and IoT continue to shift IC demand from the logic processor, driven by the complex instruction set computer microprocessor, to mobility microprocessor ICs, with reduced instruction set computer operation. The mobile processor ICs allow lower power operation and streamlined operating systems required to deliver the long battery life and fast application switching on today's mobile products. At the memory level, the mobility era requires faster mobile DRAM technology than the traditional DRAM requirements of a PC, and increasing memory capacity NAND for long-term file storage. Combining the computing power with wireless capability and touch-screen interfaces adds additional chipsets that are manufactured primarily in semiconductor foundries. We believe that the semiconductor industry, reacting to mobility era and IoT chip requirements will incrementally increase demand, placing more emphasis on the foundry manufacturers and requiring further DRAM and NAND capacity expansion.

Mattson has prepared for this shift, with concerted efforts to build upon our existing dry strip positions in memory and foundry/logic, and to expand our etch, conventional RTP and MSA products into these same memory and foundry/logic customer accounts. Over the last two years, we have established new product positions with memory and foundry/logic customers with successful transitions of these product positions to high-volume production. These new market positions are expected to help drive incremental revenue gains for us through continued growth of the mobile electronics markets.

Our Strategy

Our core competency is the ability to deliver leading-edge wafer processing at leading productivity levels to provide our customers with the most cost-effective manufacturing solution. Our tools are selected at the leading technology companies and are in full production at advanced semiconductor manufacturing, including DRAM, NAND and foundry/logic manufacturing companies. We are committed to driving market share gains in each of our existing market sectors and leveraging our current technology capabilities to expand into new market sectors.

Semiconductor manufacturers demand processes that deliver results with an unprecedented level of precision. We work closely with our customers, supply chain vendors and technology partners to deliver on these demands. An important element of our growth strategy is our commitment to technology leadership in the markets we serve. We plan to extend our market by developing robust processing solutions that provide semiconductor manufacturers with technology, productivity and total cost of ownership advantages. Investments in research and development have enabled us to make process improvements and product innovations that we believe are ahead of current device requirements. We believe that our focus on delivering advanced technologies and increasing customer value will enable us to increase our competitive advantage, expand our share in existing markets and penetrate new markets.

Markets, Applications and Products

Dry Strip

Dry strip is the removal of the masking layers from the wafer after the patterning process has been completed for that step of IC manufacturing. The objective is to eliminate the masking material from the wafer as quickly as possible, without allowing any surface materials to become damaged.

We continue to be a leader in the dry strip market. Our SUPREMA strip systems utilize an innovative wafer handling architecture to deliver low cost of ownership for IC manufacturing. The SUPREMA features our patented Faraday-Shielded inductively coupled plasma ("ICP") technology offering superior resist dry strip capability to leading edge memory and foundry/logic customers. Our product development focus has been to develop incremental enhancements to enable dry strip of advanced materials and for advanced 3-dimensional IC structures. The SUPREMA is installed at many global semiconductor companies for production and process development at advanced 20 nanometer technology nodes and beyond.

Etch

Etching is the process of selectively removing mask patterned materials from the wafer's surface to create desired patterns on the wafer's surface. Plasma etch is the use of a radio frequency ("RF") excited plasma to produce chemically reactive species from various gases. The reactive plasma is exposed to the wafer surface and etches away the material not protected by a masking layer.

Our plasma etch products, the paradigmE and Alpine, are built on our high-throughput platform to provide high overall equipment efficiency. Our plasma etch products feature proprietary Faraday-Shielded ICP plasma source combined with etch bias control. Our paradigmE XP etch system, with a unique dual ICP source, allows enhanced on-wafer performance to meet the increasingly stringent technology requirements for sub-20 nanometer and 3D device production. The paradigmE and Alpine systems are installed at global semiconductor companies for production and process development at advanced memory and foundry/logic wafer fabs.

Rapid Thermal Processing (conventional)

Conventional RTP refers to a semiconductor manufacturing process that heats silicon wafers to high temperatures (up to 1200°C or greater) using high intensity lamps on a timescale of several seconds or less to set the electrical properties of the semiconductor devices. RTP consists of heating a single wafer at a time in order to affect its electrical properties. The single-wafer approach allows for faster wafer processing with shorter annealing times from less than one second to three minutes, and more precise control of the annealing profile and ambient processing parameters on the wafer.

Our Helios XP product continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP is established in industry leading IC production for 20 nanometer and below based on its dual side wafer heating and differential thermal energy control ("DTEC"). The Helios XP system's temperature control architecture specifically aims at addressing advanced logic processing requirements, through its differentiated capabilities, including its low-temperature capability for advanced nickel silicide ("NiSi") formation and high temperature pattern independent processing. Mattson serves major foundry/logic customers who have purchased the Helios XP down to the sub-20 nanometer technology nodes.

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

Millios, which features a patented arc lamp technology capable of greatly reducing thermal cycle time, is designed to enable our customers to meet advanced gate anneal and activation process requirements at the 20 nanometer technology node and beyond. MSA is required for key processes in most advanced technology nodes where the high temperature exposure requires less than a tenth of a second. The capability to control anneal times in the millisecond time regime, has enabled leading foundry/logic customers to improve transistor performance in sub-20 nanometer technology nodes. The Millios system has been qualified and released for sub-20 nanometer high volume advanced foundry/logic production at multiple manufacturing sites.

Research, Development and Engineering

The semiconductor equipment industry is characterized by rapid technological change and product innovation. To be successful and competitive we continuously and aggressively develop more advanced processes and process integration solutions for our customers. The products that we develop and market allow our customers to address their advanced requirements. Only by continuously striving to develop new intellectual property ("IP") for processes and hardware, we can maintain and advance our competitive position in the markets we serve. Accordingly, we devote a significant portion of our resources to research, development and engineering programs. We seek to maintain close relationships with our global customers and to remain responsive to their product and processing needs.

In plasma etch, we continued to extend the features and capabilities of our etch product offerings and expand the system's etch applications portfolio to include a new set of processes, focused on finFET and 3-dimensional IC technologies. The enhancements of the plasma source in the paradigmE XP have enabled process capabilities for the most demanding advanced DRAM and 3D NAND memory technologies. The paradigmE and paradigmE XP are released for production in all segments of our customer base: foundry/logic, DRAM and NAND manufacturers. In addition, our etch products are enabling development of leading-edge technologies while maintaining our focus on industry leading cost of ownership for our customers.

We have continued to extend the capability of our latest-generation RTP tools for 20 nanometer technology requirements and beyond. Improved tool reliability and productivity are helping reduce our customers' cost of ownership. For Helios XP, we successfully engineered capabilities for more precise temperature measurement, as well as for low temperature processing. We also have developed and introduced the DTEC capability to specifically address the pattern loading effect for pattern independent processing, an increasing problem below 40 nanometer logic processing. These innovative engineering improvements enable the formation of silicide and ultra-shallow junction ("USJ") for the most advanced devices.

In 2014, we worked closely with leading device manufacturers to demonstrate Millios' process and manufacturing advantages. Based on the system's high throughput, stability and reliability, these customers qualified and released the Millios for sub-20 nanometer high volume advanced foundry/logic production at multiple manufacturing sites.

Our SUPREMA strip system, which incorporates our Faraday Shielded ICP RF source and an innovative, high-productivity platform, continues to set new standards for technology and cost of ownership in the industry. The SUPREMA has become a requirement for processing of leading-edge logic devices and is being put into production at 28 nanometer and 20 nanometer technology nodes. In response to the industry's continued demand for higher productivity coupled with advanced processing technology, we continued to improve the performance of our SUPREMA throughout the year.

Over the next year, we intend to focus our research, development and engineering efforts to meet our customers' technical and production requirements by improving existing system capabilities, developing new advanced strip, etch, conventional RTP and MSA processes for smaller feature sizes, and driving continued development and commercialization of new products.

We maintain applications development and engineering laboratories in California and Germany to address new tool and process development activities and customer specific requirements. Our research, development and engineering expenses were $19.4 million in 2014, $16.9 million in 2013 and $22.3 million in 2012, representing as a percentage of net revenues 11 percent, 14 percent and 18 percent, respectively.

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

Our principal competitors in the dry strip market include Lam Research Corporation and PSK, Inc. Principal competitors for our thermal annealing systems are Applied Materials, Inc., Dainippon Screen Manufacturing Company and Ultratech, Inc. Principal competitors for our etch systems include Applied Materials, Inc., Lam Research Corporation and Tokyo Electron Limited. Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, continuing the trend in increasing industry consolidation, such as the pending merger of Applied Materials and Tokyo Electron, and the merger of Lam Research and Novellus Systems in 2012.

Customers

In 2014, Samsung Electronics, Ltd. ("Samsung") represented approximately 61 percent of total net revenue. In 2013 and 2012, Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC") and Samsung combined represented approximately 68 percent and 53 percent of total annual net revenue, respectively, and each customer individually represented greater than 10 percent of total net revenue. For each of the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for approximately 76 percent, 73 percent and 60 percent of our net revenue, respectively.
The percentage of net revenue from our ten largest customers for the years ended December 31 are as follows:

	2014	2013	2012
Percentage of net revenue from our ten largest customers	94%	90%	86%
The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenue:
United States	$25,716	$12,350	$17,476
Korea	87,585	22,173	47,611
Taiwan	32,304	50,782	28,577
China	17,369	20,250	8,562
Other Asia	6,869	8,740	13,615
Europe and others	8,561	5,139	10,685
	$178,404	$119,434	$126,526

Sales and Marketing

Our sales and marketing efforts are focused on building long-term relationships with our customers. We sell our systems primarily through our direct sales force and distribution agreements in certain regions and countries. Our sales and marketing personnel work closely with our customers to develop solutions to meet their processing needs. In addition to the direct sales force residing in our Fremont, California headquarters and other locations in the United States, we also have sales and support offices in Korea, Taiwan, China, Germany and Singapore. We maintain a relationship with Canon Marketing, Japan for the distribution and support of our products in Japan. We also have a sales representative relationship with Sullevon Pte Ltd in Singapore to expand our sales coverage into markets such as back-end wafer-level packaging.

International sales accounted for 86 percent of our total net revenue in 2014, 90 percent of our total net revenue in 2013 and 86 percent of our total net revenue in 2012. We anticipate that international sales will continue to account for a significant portion of our future total net revenue. Asia remains a particularly important region for our business. Our sales to customers located in Asia accounted for 81 percent of our total net revenue in 2014, 85 percent of our total net revenue in 2013 and 78 percent of our total net revenue in 2012. Our foreign sales are subject to certain governmental regulations, including the Export Administration Act.

Customer Support

One of our primary goals is to build strong and productive partnerships with our customers. Our customer support organization is headquartered in Fremont, California, with additional resources located in Korea, Taiwan, China, Germany, Singapore and the United States. We also maintain a relationship with Canon Marketing, Japan for the distribution and support of our products in Japan. Our global support infrastructure is composed of a network of product and process technologists, along with experienced field service teams with diverse technical backgrounds in mechanical and electronics engineering. After-sales support is an essential part of our customer service program, and our international customer support teams provide the following services: system installation, on-site repair, telephone support, used tool refurbishment, relocation services, process development applications and upgrades for extending the useful life and value of our products.

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

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. For several of our key customers, we typically receive orders within the quarter of the scheduled shipment. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our system backlog was $21.1 million as of December 31, 2014, $9.7 million as of December 31, 2013 and $11.8 million as of December 31, 2012. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. During periods of industry downturn, we have experienced cancellations, delays and push-outs of orders that were previously included in backlog.

Manufacturing

We have direct manufacturing operations in the United States and Germany. Our direct manufacturing operations consist of procurement, assembly, test, quality assurance and/or manufacturing engineering. Our direct manufacturing teams are an integral part of our new product development process, working closely with our engineering teams to ensure that new products meet design-for-manufacturability, cost and quality targets. We have established sales and operations planning processes and systems to manage our production capacity and inventory levels and quickly respond to fluctuating market demands.

Long-Lived Assets

Geographical information relating to our property and equipment, net, as of December 31 was as follows (in thousands):

	2014	2013
Property and equipment, net:
United States	$4,140	$4,949
Germany	3,185	4,129
Others	209	138
	$7,534	$9,216

Employees

As of December 31, 2014, we had 297 employees. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly-skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. In Germany, some of our employees are represented by a labor union and the majority of our employees are represented by workers' councils. None of our employees at other locations are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike.

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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the year ended December 31, 2014, one customer accounted for 10 percent or more of our total net revenue, representing approximately 61 percent of our total net revenue. For each of the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for approximately 76 percent, 73 percent and 60 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on product compatibility and proven performance. Changes in forecasts or the timing of orders from customers could expose us to the risks of inventory shortages, such as the shortages that resulted from the number of Helios XP system orders from foundry customers in the third quarter of 2013, or excess inventory, which occurred in the second quarter of 2012 as a result of the delay in orders for certain SUPREMA strip systems to a foundry. In addition, changes in customer demand and order cancellations, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

We incurred operating losses from 2008 through 2013 and have generated negative cash flows from operating activities since 2008. As of December 31, 2014, we had cash and cash equivalents of $22.8 million and working capital of $68.6 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of December 31, 2014, we had no outstanding borrowing under the credit facility. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the credit facility, extending the term of the credit facility to October 12, 2017. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

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

Our competitors include Applied Materials, Inc., Dainippon Screen Manufacturing Company, Lam Research Corporation, PSK, Inc., Tokyo Electron Limited and Ultratech Inc. As we derive a substantial percentage of our revenues from a limited number of products, our business, operating results, financial condition, and cash flows could be adversely affected by a decline in demand for even a limited number of our products and a failure to achieve continued market acceptance of our key products.

Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, continuing the trend in increasing industry consolidation, such as the pending merger of Applied Materials and Tokyo Electron, and the merger of Lam Research and Novellus Systems in 2012. Semiconductor companies are consolidating their vendor base and prefer to purchase from vendors with a strong, worldwide support infrastructure.

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

International sales accounted for 86 percent, 90 percent and 86 percent of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 81 percent, 85 percent and 78 percent of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We again incurred net losses from 2008 through the third quarter of 2013, due to declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future quarters and years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenue. As a result, we may incur losses in the future, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

Any weakness in the global economy may negatively impact our financial performance.

The recessionary conditions of 2008 and 2009 in the global economy and the slowdown in the semiconductor industry impacted customer demand for our products and correspondingly, negatively impacted our financial performance. There remains high unemployment in developed countries, concerns regarding the availability of credit, uncertainty about a sustained economic recovery in the U.S. and fears of further economic deterioration in Europe, China, and the developing world, which in turn, may lead to a global downturn. Any of these factors could have a negative impact on our business or our financial condition.

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

If as a result of any economic downturn and the uncertainty of any future decline in demand for our products due to slowdowns in the semiconductor industry, we may have to take additional, actions to reduce costs. These actions could further reduce our ability to invest in research and development at levels we believe are desirable. If we are unable to effectively align our cost structure with prevailing market conditions, we will experience additional losses and additional reductions in our cash and cash equivalents. If we are not able to suitably adapt to these economic conditions in a timely manner or at all, our performance, cash flows, results of operations and ability to access capital could be materially and adversely impacted.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2014, the closing price range for our common stock was between $1.84 and

$3.68 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. In late 2012, we received a warning letter from NASDAQ as a result of our stock trading below $1.00 for a sustained period of time. While our stock price recovered to trade above $1.00 since January 7, 2013, any future decline below $1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

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

Our stock price has been below the 2010 to 2014 five-year peak of $5.46 for several years, and if net revenue does not return to the peak 2011 levels or we are unable to sustain profitability in the near term, we could be an attractive target for acquisition or be impacted by mergers and acquisitions by our competitors or other consolidation in the industry. An acquisition or merger could be hostile or on terms unfavorable to us, and may result in substantial costs and potential disruption to our business.

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

Although, from time to time, we outsource select core product manufacturing to third parties, we continue to produce our latest generation products at our principal manufacturing plant in Fremont, California and produce our Millios product at our research and manufacturing facility in Dornstadt, Germany. We have limited ability to interchangeably produce our products at either facility, and in the event of a disruption of operations at one facility, our other facility may not be able to make up the capacity loss. Our operations could be subject to disruption for a variety of reasons, including, but not limited to, natural disasters, including earthquakes in California, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers, result in cancellation of orders or loss of customers and seriously harm our business.

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

Data breaches and cyber-attacks could compromise our operations, or the operations of our third party service providers whom we rely upon, and cause significant damage to our business and reputation.

Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

We also rely on third party service providers to maintain some of our networks and information technology infrastructure. All of these third party service providers face risks relating to cyber-security similar to ours, which could disrupt their businesses and therefore materially impact ours.

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

We are a party to a governmental contract with the Canadian Minister of Industries ("Minister"), that provides for liquidated damages in the event that we fail to comply with their covenants or requirements. Under the provisions of this agreement, if Mattson Technology, Canada, Inc. ("MTC") is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. These liquidated damage payments could be significant and may adversely impact our financial condition or results of operations.

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of December 31, 2014, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

In 2014, we have entered into several amendments and waivers of our credit facility with Silicon Valley Bank that amended certain financial covenants and waived compliance with certain financial covenants. We may not be able to obtain waivers of covenants in the future, and a failure to comply with the covenants and other provisions of the Credit Facility could result a lack of availability for borrowing under the Credit Facility or events of default, which could permit acceleration of repayment of all amounts due under the Credit Facility. Any required repayment of our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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

Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified three significant deficiencies in our internal control over financial reporting with respect to inventory that, when aggregated, constituted a material weakness in our internal control over financial reporting as of December 31, 2013. While none of these significant deficiencies was individually considered a material weakness, our management determined that, in the aggregate, these control deficiencies constituted a material weakness, because they could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, which arose from our failure to maintain effective controls over the accounting for the existence, valuation and presentation of inventory, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

During the year ended December 31, 2014, we implemented new enhancements to our internal controls over financial reporting, including new processes and procedures to ensure inventory is valued timely and accurately. Our remediation efforts, including the testing of these controls continued throughout 2014. Once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively, the material weakness related to the accounting for the existence, valuation and presentation of inventory was considered remediated in the fourth quarter of 2014.

We cannot assure you that similar material weaknesses will not recur. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline. In addition, any such failure could, in the future, adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

In addition, the provisions in our stockholder rights plan, which is currently set to expire in July 2015, could make it more difficult for a potential acquiror to consummate an acquisition of our company. We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15 percent or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15 percent or more of our outstanding voting stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of December 31, 2014 are set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Fremont, California	Office, plant and warehouse	Headquarters, marketing, manufacturing, distribution, research and engineering	101,000	Leased
Dornstadt, Germany	Office, plant and warehouse	Manufacturing, research and engineering	66,000	Leased

In addition to the above properties, we lease an aggregate of approximately 66,000 square feet of office space for sales and customer support offices, worldwide, including approximately 28,000 square feet of office space in Exton, Pennsylvania and Vancouver, Canada which is not needed for our operations. As of December 31, 2014, the Exton and Vancouver properties were subleased to other parties.

We lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support at three locations in the U.S. and approximately 14 locations throughout the world, including China, Germany, Korea, Singapore and Taiwan. We consider these current facilities suitable and adequate to meet our requirements.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on The NASDAQ Global Select Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol “MTSN.” The following table sets forth the low and high trading prices as reported by The NASDAQ Global Select Market for the periods indicated:

	Fiscal Year 2014 Quarter Ended				Fiscal Year 2013 Quarter Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
Low	$2.27	$1.81	$2.00	$2.00	$0.86	$1.25	$2.01	$2.18
High	$3.22	$2.64	$2.81	$3.69	$1.48	$2.49	$2.55	$3.18

On March 4, 2015, our common stock on the NASDAQ Global Select Market was $4.97 per share; and according to the records of our transfer agent, we had 162 stockholders of record of our common stock on that date. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return on Mattson Technology, Inc.'s common stock relative to the cumulative total returns of The NASDAQ Composite index and the NASDAQ Electronic Components index:

	As of December 31,
	2009	2010	2011	2012	2013	2014
Mattson Technology, Inc.	100	84	39	24	77	95
NASDAQ Composite	100	117	115	133	184	209
NASDAQ Electronic Components	100	133	113	131	186	196

(1) Assumes that $100 was invested in Mattson Technology, Inc. common stock and in each index at market closing prices on December 31, 2009, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K. For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income (loss), cash flows or stockholders' equity.

Consolidated Statements of Operations Data :
(in thousands, except per share amounts)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Net revenue	$178,404	$119,434	$126,526	$184,947	$138,336
Cost of goods sold	$119,587	$82,028	$81,626	$128,699	$98,952
Gross margin	$58,817	$37,406	$44,900	$56,248	$39,384
Income (loss) from operations	$10,113	$(11,013)	$(19,284)	$(16,550)	$(33,195)
Net income (loss)	$9,881	$(10,975)	$(19,319)	$(17,950)	$(33,403)

Net income (loss) per share:
Basic	$0.14	$(0.19)	$(0.33)	$(0.32)	$(0.67)
Diluted	$0.13	$(0.19)	$(0.33)	$(0.32)	$(0.67)
Shares used in computing net income (loss) per share:
Basic	71,897	58,944	58,538	55,299	50,073
Diluted	73,403	58,944	58,538	55,299	50,073

Consolidated Balance Sheets Data:
(in thousands)
	December 31,
	2014	2013	2012	2011	2010
Cash, cash equivalents and restricted cash	$24,753	$16,665	$16,231	$32,950	$20,889
Short-term investments	$—	$—	$—	$—	$2,151
Working capital	$68,562	$26,996	$39,634	$54,300	$47,100
Total assets	$121,487	$95,923	$80,069	$113,843	$111,624
Total stockholders' equity	$75,110	$34,149	$43,292	$60,145	$62,655

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
A summary of our major products is as follows:

•
Our etch products, specifically our paradigmE XP, are established process tools of record in advanced DRAM, NAND and 3D NAND production fabs. We are also establishing a development tool of record in advanced foundry for sub-20 nanometer front-end of line processes. The combination of the paradigmE XP's technical capabilities and high productivity have grown our etch market position, primarily in the memory segment. We expect that continued investments of memory device manufacturers in technology node transitions will present the opportunity to continue to drive our etch revenues in 2015.

•
The Helios XP, our conventional RTP product, continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP is established in industry leading IC production for 20 nanometer and below based on its dual side wafer heating and differential thermal energy control. Based on current market positions, we anticipate increasing shipments of our Helios XP products in the foundry and DRAM segments when production increases for sub-20 nanometer devices.

•
Our millisecond anneal system, the Millios, has been qualified and released for high volume advanced foundry/logic production at multiple manufacturing sites. The Millios, with our proprietary arc lamp technology, has achieved leading device performance as well as higher production throughput and system availability. The initial investments in sub-20 nanometer foundry production have begun, with customers focusing on the most critical equipment to enable these technology nodes. We are positioned to continue growth into the 10 and sub-10 nanometer technology nodes, as our systems are already installed in development lines.

•	Our dry strip products continue to make a steady contribution to our business as our established customers in both foundry/logic and memory are expected to continue to make investments.

As of December 31, 2014, we had cash, cash equivalents and restricted cash of $24.8 million and working capital of $68.6 million.
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting underwriting discounts and offering expenses. We are using the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank ("Amendment"), which extends the term of our credit facility to October 12, 2017. In the absence of an event of default, any amounts outstanding under the credit facility may be repaid and re-borrowed anytime until the termination date. This Amendment also allows us to make a one-time request to increase the existing credit facility up to an additional $25.0 million. Under the Amendment, the advances available to us under the borrowing base formula increased to 85 percent of eligible accounts receivable and advance billings and 50 percent of eligible inventory. As of December 31, 2014, we had no outstanding borrowing under the credit facility.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. As a result of the restructuring activities and operational improvements over the past few years, our expected quarterly cash flow break-even point approximates a low-point of $30.0 million in quarterly net revenue. We will continue to review our operations and take further actions, as necessary, to minimize the cash used in operations and retain sufficient liquidity to fund our operating activities. However, improvements in our results of operations and resulting cash position are largely dependent upon the continuation of improvements and maintenance of stability in the semiconductor equipment industry.
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

Critical Accounting Policies and Use of Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to excess and obsolete inventory, warranty obligations, bad debts, income taxes, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventories, fair value measurements of assets and liabilities, restructuring, income taxes, stock-based compensation and long-lived assets as critical to our business operations and an understanding of our results of operations.

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

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. We estimate the allowance for doubtful accounts for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected.

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

Fair Value Measurements of Assets and Liabilities. We measure certain of our assets at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consists of assets and liabilities for which there are quoted prices for identical instruments in active markets; Level 2 consists of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consists of assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. The category within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our cash equivalents are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. We had no assets or liabilities classified within Level 2 or 3 as of December 31, 2014 and 2013.

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

For all tax jurisdictions, except Korea, we recorded a 100 percent valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2014. In assessing the need for a valuation allowance, we consider historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of the adjustment.

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

Results of Operations
A summary of our results of operations for the years ended December 31 are as follows (in thousands, except for percentages):

	2014		2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$178,404	100.0	$119,434	100.0	$58,970	49.4
Cost of goods sold	119,587	67.0	82,028	68.7	37,559	45.8
Gross margin	58,817	33.0	37,406	31.3	21,411	57.2
Operating expenses:
Research, development and engineering	19,426	10.9	16,915	14.1	2,511	14.8
Selling, general and administrative	28,866	16.2	27,842	23.3	1,024	3.7
Restructuring and other charges	412	0.2	3,662	3.1	(3,250)	(88.7)
Total operating expenses	48,704	27.3	48,419	40.5	285	0.6
Income (loss) from operations	10,113	5.7	(11,013)	(9.2)	21,126	n/m	(1)
Interest income (expense), net	(228)	(0.2)	(494)	(0.4)	266	(53.8)
Other income (expense), net	335	0.2	(10)	—	345	n/m	(1)
Income (loss) before income taxes	10,220	5.7	(11,517)	(9.6)	21,737	n/m	(1)
Provision for (benefit from) income taxes	339	0.2	(542)	(0.4)	881	n/m	(1)
Net income (loss)	$9,881	5.5	$(10,975)	(9.2)	$20,856	n/m	(1)

	2013		2012		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$119,434	100.0	$126,526	100.0	$(7,092)	(5.6)
Cost of goods sold	82,028	68.7	81,626	64.5	402	0.5
Gross margin	37,406	31.3	44,900	35.5	(7,494)	(16.7)
Operating expenses:
Research, development and engineering	16,915	14.1	22,328	17.6	(5,413)	(24.2)
Selling, general and administrative	27,842	23.3	36,786	29.1	(8,944)	(24.3)
Restructuring and other charges	3,662	3.1	5,070	4.0	(1,408)	(27.8)
Total operating expenses	48,419	40.5	64,184	50.7	(15,765)	(24.6)
Loss from operations	(11,013)	(9.2)	(19,284)	(15.2)	8,271	(42.9)
Interest income (expense), net	(494)	(0.4)	133	0.1	(627)	n/m	(1)
Other income (expense), net	(10)	—	316	0.2	(326)	n/m	(1)
Loss before income taxes	(11,517)	(9.6)	(18,835)	(14.9)	7,318	(38.9)
Provision for (benefit from) income taxes	(542)	(0.4)	484	0.4	(1,026)	n/m	(1)
Net loss	$(10,975)	(9.2)	$(19,319)	(15.3)	$8,344	(43.2)
(1)Not meaningful.

Net Revenue
A summary of our net revenues for the years ended December 31 are as follows (in thousands, except for percentages):

			Increase (Decrease)			Increase (Decrease)
	2014	2013	Amount	Percent	2012	Amount	Percent
Net revenue:
United States	$25,716	$12,350	$13,366	108.2	$17,476	$(5,126)	(29.3)
International:
Korea	87,585	22,173	65,412	295.0	47,611	(25,438)	(53.4)
Taiwan	32,304	50,782	(18,478)	(36.4)	28,577	22,205	77.7
China	17,369	20,250	(2,881)	(14.2)	8,562	11,688	136.5
Other Asia	6,869	8,740	(1,871)	(21.4)	13,615	(4,875)	(35.8)
Europe and others	8,561	5,139	3,422	66.6	10,685	(5,546)	(51.9)
	152,688	107,084	45,604	42.6	109,050	(1,966)	(1.8)
Total net revenue	$178,404	$119,434	$58,970	49.4	$126,526	$(7,092)	(5.6)
The increase in net revenue during the year ended December 31, 2014 as compared to 2013, was largely attributable to higher overall net revenue from our etch systems into memory applications as well as growth in our Millios shipments to 20 nanometer and sub-20 nanometer production sites in the foundry and logic sector. On a long-term basis, we expect investment in capital equipment to remain positive, predominantly driven by a memory investment cycle and foundry spending for 20 and sub-20 nanometer processing technologies.
During 2014, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the year ended December 31, 2014 and 2013, international sales comprised approximately 86 percent and 90 percent, respectively, of our total net revenue. Revenue in Korea increased approximately $65.4 million in 2014, or 295 percent, primarily as a result of increased demand in the memory segment for our etch products.
The decrease in net revenue during the year ended December 31, 2013 as compared to 2012, was driven by lower strip systems revenue largely attributable to a decrease in sales into memory and logic applications, partially offset by an increase in RTP systems revenue. The increase in RTP systems revenue was primarily due to an increase in sales into foundry and logic applications partially offset by a decrease in sales into memory applications.
For the year ended December 31, 2013 and 2012, international sales comprised approximately 90 percent and 86 percent, respectively, of our total net revenue.

Cost of Goods Sold and Gross Margin
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs and charges for excess and obsolete inventory.
Our gross margin increased approximately 2 percentage points from 31 percent in 2013 to 33 percent in 2014. The increase in gross margin in 2014 was primarily attributable to improved absorption of fixed costs resulting from the increase in production as well as a more favorable product mix, partially offset by higher than expected installation and warranty costs for certain of our newer products.
Our gross margin decreased 4 percentage points from 35 percent in 2012 to 31 percent in 2013. The decrease in gross margin in 2013 was predominately attributable to a less favorable mix of system revenues that were heavily weighted towards our lowest-margin legacy strip systems in 2013 as compared to 2012, as well as an increase in the amount of net revenue deferred upon system shipment.
Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.

Operating Expenses
Our financial results for the year ended December 31, 2014 and 2013 benefited from the favorable impact of our cost reduction initiatives in 2012 and 2013, including the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Our total operating expenses remained relatively flat in 2014 as compared to 2013, and decreased significantly in 2013 as compared to 2012. In 2015, we expect our operating expenses to increase in response to a higher expected level of business volume.
Research, Development and Engineering
Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.
Research, development and engineering expenses increased by $2.5 million, or 15 percent, in 2014 as compared to 2013. The increase was largely attributable to an increase in activity resulting from the development of new process applications for our products and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of 2013.
Research, development and engineering expenses decreased by $5.4 million, or 24 percent, in 2013 as compared to 2012. The decrease was largely attributable to reductions in employee related expenses, certain facilities related costs, outside services and engineering material and depreciation expense. The decreases in employee related expenses, certain facilities related costs, outside services, engineering material costs were primarily due to the cost reduction activities which have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan. The decrease in depreciation expense was the result of several assets being fully depreciated as of the end of 2012.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses increased by $1.0 million, or 4 percent, in 2014 as compared to 2013. The increase in selling, general and administrative expenses was primarily due to increased investments in headcount and infrastructure to support the higher revenue levels and an increase in salaries and related costs due to the termination of a work furlough program in the third quarter of 2013.
Selling, general and administrative expenses decreased by $8.9 million, or 24 percent, in 2013 as compared to 2012. The decrease in selling, general and administrative expenses was primarily due to lower employee related expenses, outside services, travel and entertainment expenses and material and supplies, all resulting from cost reduction activities that have been on-going since the fourth quarter of 2011 under the 2011 Restructuring Plan.
Restructuring and Other Charges
As of December 31, 2014, we incurred in aggregate $10.9 million in restructuring charges in 2011 through 2014 under the 2011 Restructuring Plan.
For the year ended December 31, 2014, restructuring charges included $0.5 million related to workforce reductions and a $0.1 million benefit from a revised estimate of our future rent obligations for one of our vacant facilities. We paid $0.4 million in employee severance and $0.7 million in contract termination costs during 2014.
For the year ended December 31, 2013, restructuring charges included $2.8 million in employee severance and other costs relating primarily to recruiting costs for our new chief executive officer and severance expense for our former chief executive officer totaling approximately $0.6 million, as well as other workforce reductions. We also incurred $0.8 million in contract termination costs related to future rent obligations, net of sublease income, associated with two vacated leased facilities. We paid $4.8 million in employee severance and other costs and $1.3 million in contract termination costs during 2013.
For the year ended December 31, 2012, restructuring charges included $4.7 million in employee severance and other costs and $0.4 million in contract termination costs. We paid $2.7 million in employee severance and other costs and $1.4 million contract termination costs during 2012.
As of December 31, 2014, we had $0.4 million in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet. As of December 31, 2013, we had $1.1 million in accrued restructuring charges, of which $0.8 million was classified within other current liabilities and $0.3 million was classified within other liabilities in the consolidated balance sheet.

We plan to make payments related to the remaining accrued restructuring charges throughout 2015.
Interest Income (Expense), net
Interest income (expense), net was $0.2 million and $0.5 million in expense in 2014 and 2013, respectively, which primarily consisted of interest charges on borrowings under our credit facility. Interest income (expense), net was $0.1 million in income in 2012, which primarily consisted of interest income from cash deposits.
Other Income (Expense), net
Other income (expense), net was $0.3 million of income in 2014, which primarily consisted of foreign currency exchange gains related to the re-measurement of inter-company balances denominated in foreign currencies.
Other income (expense), net was minimal in 2013, which primarily consisted of foreign currency exchange losses related to the re-measurement of inter-company balances denominated in foreign currencies, partially offset by a gain from liquidation of certain foreign subsidiaries.
Other income (expense), net was $0.3 million of income in 2012, which primarily consisted of foreign currency exchange gains related to the re-measurement of inter-company balances denominated in foreign currencies.
Provision for (Benefit from) Income Taxes
In 2014, there was a net provision for income taxes of $0.3 million, which consisted of $0.1 million of deferred tax expense relating to an accrual for deferred tax liability on foreign earnings that may be repatriated and current foreign taxes of $0.3 million, partially offset by a $0.2 million benefit from the release of a foreign reserve.

In 2013, there was a net benefit from income taxes of $0.5 million, which consisted of a $0.6 million benefit from the release of various Federal and foreign reserves due to the lapse of the statute of limitations, partially offset by foreign and state taxes of $0.1 million.

In 2012, there was a net provision for income taxes of $0.5 million, which consisted of $0.6 million deferred tax expense relating to an accrual for deferred tax liability on foreign earnings that may be repatriated and current foreign taxes of $0.4 million, partially offset by a $0.5 million benefit from the release of various foreign reserves.

We have provided a full valuation allowance against deferred tax assets for all jurisdictions, except for Korea, due to uncertainties and other negative evidence in our current operations and our expectations of future operations. It is more likely than not that our deferred tax assets will not be realized. Our income tax provision could be favorably impacted going forward if our results of operations and forecasts for future profitability improve sufficiently to indicate that the related deferred tax assets will be realized. Such a change in management's expectations could result in a material change to our valuation allowance assessment and the resulting income tax provision.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2014 and 2013 were $22.8 million and $14.6 million, respectively. Working capital as of December 31, 2014 was $68.6 million, compared to $27.0 million as of December 31, 2013. Stockholders' equity as of December 31, 2014 was $75.1 million, compared to $34.1 million as of December 31, 2013. The aforementioned increases in working capital and stockholders' equity are primarily related to a registered public offering in February 2014 of 14.1 million newly issued shares of common stock, which resulted in net proceeds of approximately $31.7 million.

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(7,658)	$(12,836)	$(15,968)
Net cash used in investing activities	(1,314)	(1,373)	(1,427)
Net cash provided by financing activities	18,213	14,187	366
Effect of exchange rate changes on cash and cash equivalents	(1,059)	246	310
Net increase (decrease) in cash and cash equivalents	$8,182	$224	$(16,719)
Liquidity and Capital Resources Outlook
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank ("Amendment"), which extends the term of our credit facility to October 12, 2017. In the absence of an event of default, any amounts outstanding under the credit facility may be repaid and re-borrowed anytime until the termination date. This Amendment also allows us to make a one-time request to increase the existing credit facility up to an additional $25.0 million. Under the Amendment, the advances available to us under the borrowing base formula increased to 85 percent of eligible accounts receivable and advance billings and 50 percent of eligible inventory. As of December 31, 2014, we had no outstanding borrowings under the credit facility. As of December 31, 2014, the effective interest rate on any outstanding borrowing would have been 3.25 percent per annum.
We believe our available financial resources are sufficient to fund our working capital and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our net revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities. The cyclical nature of the semiconductor industry makes it difficult to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of cash to fund inventory purchases. In addition, any ineffectiveness in our cost containment efforts may cause us to incur additional losses in the future and lower our cash balances. We may need additional funds to support our working capital requirements and operating expenses, or for other requirements.
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
Operating Activities
Net cash used in operations was $7.7 million in 2014, comprised primarily of a $22.1 million decrease in cash reflected in the net change in assets and liabilities, partially offset by $9.9 million in net income and $4.5 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an $8.6 million increase in accounts receivable and advance billings attributable to shipments late in the fourth quarter for which collections are anticipated primarily in early 2015; a $7.5 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters; a $4.9 million increase in prepaid expenses and other current assets, which primarily relates to a $3.7 million increase in prepaid inventory intended for sale in future quarters; a $4.0 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; a $0.8 million decrease in deferred revenue; and a $0.4 million decrease in other liabilities; partially offset by $4.1 million increase in accrued compensation and benefits and other current liabilities, which primarily consists of a $1.5 million increase in accrued value-added taxes, a $1.2 million increase in accrued employee bonuses for 2014 and a $1.0 million increase in warranty accruals based on the higher volume and product mix of shipments throughout 2014. Non-cash charges consisted primarily of $2.8 million of depreciation and amortization and $1.5 million of stock-based compensation.

Net cash used in operations was $12.8 million in 2013, comprised primarily of $11.0 million in net loss and a $6.7 million decrease in cash reflected in the net change in assets and liabilities, partially offset by non-cash charges of $4.8 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $12.3 million increase in accounts receivable and advance billings primarily due to the timing of billing and collections during the fourth quarter of 2013, with our increased equipment sales back-end loaded during the quarter; and a $5.3 million increase in inventory; partially offset by a $10.1 million increase in accounts payable, accrued compensation and benefits, and other current liabilities primarily attributable to the timing of purchases and payments to vendors and service providers; and a $1.8 million increase in deferred revenue. Non-cash charges consisted primarily of $4.0 million of depreciation and amortization and $1.4 million of stock-based compensation.
Net cash used in operations was $16.0 million in 2012, comprised primarily of $19.3 million in net loss and a $2.8 million decrease in cash reflected in the net change in assets and liabilities, partially offset by non-cash charges of $6.1 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $9.9 million decrease in accounts payable, accrued compensation and benefits, and other current liabilities, a $6.0 million decrease in deferred revenue, a $2.4 million decrease in other liabilities and a $2.5 million increase in inventory, partially offset by a $13.2 million decrease in accounts receivable and advance billings and a $4.6 million decrease in prepaid expenses and other current assets. The decrease in accounts receivable, advance billings and deferred revenues reflects the decrease in net sales and business activities in 2012 compared to 2011. The decrease in accounts payable, accrued compensation and other current liabilities was primarily attributable to reduction in purchases and expenditures as a result of lower sales and the impact of our cost reduction initiatives. Non-cash charges consisted primarily of $3.9 million of depreciation and amortization and $1.6 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $1.3 million, $1.4 million and $1.4 million in 2014, 2013 and 2012, respectively, primarily consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $18.2 million in 2014, which consisted of $31.7 million in net proceeds from our stock offering in February 2014 and $0.5 million from the issuance of common stock under our employee stock plans, partially offset by the repayment of $14.0 million of borrowings under our credit facility.
Net cash provided by financing activities was $14.2 million in 2013, which consisted of $13.6 million in proceeds from our credit facility, net of repayments and borrowing costs, and $0.6 million in proceeds from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities was $0.4 million in 2012, which consisted of proceeds from issuance of common stock under our employee stock plans.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2014 are summarized in the following table (in thousands):

	For the Years Ending December 31.
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$3,177	$2,774	$3,054	$717	716	$716	$11,154
Vendor commitments	30,688	—	—	—			30,688
Total	$33,865	$2,774	$3,054	$717	$716	$716	$41,842

We continue to lease two buildings, one in Exton, Pennsylvania, which previously used to house the administrative functions related to the wet surface preparation products, and one in Vancouver, Canada, which previously used to house the research and development and pilot line manufacturing of our Millios product. The lease in Exton is scheduled to terminate in July 2015 and the lease in Vancouver is scheduled to terminate in November 2015. In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. At December 31, 2014, we had an accrued liability balance of $0.2 million related to these facilities. Adjustments to this accrual may be required in future periods if events and circumstances change.

As of December 31, 2014, we had approximately $0.2 million of net unrecognized tax benefits, including interest and penalties which are included in other non-current liabilities. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or the audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2014 presented above.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $12.3 million based on the applicable exchange rate as of December 31, 2014), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of the C$14.3 million royalty (approximately $12.3 million based on the applicable exchange rate as of December 31, 2014) or December 31, 2020. We have recorded approximately C$0.4 million in cumulative royalty charges to date. The transition of our Canadian operations to Germany will not result in the dissolution of MTC.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are exposed to various market risks related to fluctuations in foreign currency exchange rates and interest rates. We may use derivative financial instruments to mitigate certain risks related foreign exchange rates. We do not use derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, extending the term of our credit facility to October 12, 2017, and allowing us to make a one-time request to increase the existing credit facility up to an additional $25.0 million.

At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on a Eurodollar loan is 2.75 percent. As of December 31, 2014, we had no borrowings outstanding under the credit facility.
An increase in the interest rate on the credit facility by 1.0 percent would increase the annual interest expense by $0.3 million, assuming we had borrowed $25.0 million for the entire year.
We generally invest most of our cash in non-interest bearing bank accounts, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of December 31, 2014, our U.S. operations had approximately $1.8 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.2 million (U.S. dollar strengthening), or a loss of $0.2 million (U.S. dollar weakening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.
We recorded $0.3 million net foreign currency exchange gain, $0.6 million net foreign currency exchange loss and $0.4 million net foreign currency exchange gain in the years ended December 31, 2014, 2013 and 2012, respectively, in other income (expense), net in our consolidated statements of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mattson Technology, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheet of Mattson Technology, Inc. and subsidiaries ("the Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits. The consolidated financial statements of the Company as of and for the year ended December 31, 2013 and 2012 were audited by other auditors whose report dated March 17, 2014, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2014, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ArmaninoLLP
San Ramon, California
March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Stockholders' Equity, and Cash Flows for each of two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Mattson Technology, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 17, 2014

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$178,404	$119,434	$126,526
Cost of goods sold	119,587	82,028	81,626
Gross margin	58,817	37,406	44,900
Operating expenses:
Research, development and engineering	19,426	16,915	22,328
Selling, general and administrative	28,866	27,842	36,786
Restructuring and other charges	412	3,662	5,070
Total operating expenses	48,704	48,419	64,184
Income (loss) from operations	10,113	(11,013)	(19,284)
Interest income (expense), net	(228)	(494)	133
Other income (expense), net	335	(10)	316
Income (loss) before income taxes	10,220	(11,517)	(18,835)
Provision for (benefit from) income taxes	339	(542)	484
Net income (loss)	$9,881	$(10,975)	$(19,319)

Net income (loss) per share:
Basic	$0.14	$(0.19)	$(0.33)
Diluted	$0.13	$(0.19)	$(0.33)
Shares used in computing net income (loss) per share:
Basic	71,897	58,944	58,538
Diluted	73,403	58,944	58,538

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$9,881	$(10,975)	$(19,319)
Other comprehensive income (loss), net of tax
Changes in foreign currency translation adjustments	(2,659)	(148)	512
Change in unrealized investment gain (loss)	—	(29)	23
Other comprehensive income (loss)	(2,659)	(177)	535
Comprehensive income (loss)	$7,222	$(11,152)	$(18,784)

 The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,760	$14,578
Accounts receivable, net of allowance for doubtful accounts of $669 as of December 31, 2014 and $704 as of December 31, 2013	33,578	26,245
Advance billings	4,653	3,346
Inventories	40,579	34,126
Prepaid expenses and other current assets	9,767	5,267
Total current assets	111,337	83,562
Property and equipment, net	7,534	9,216
Intangibles, net	—	250
Restricted cash	1,993	2,087
Other assets	623	808
Total assets	$121,487	$95,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,434	$26,624
Accrued compensation and benefits	4,601	2,713
Deferred revenues, current	9,110	9,107
Revolving credit facility	—	14,000
Other current liabilities	6,630	4,122
Total current liabilities	42,775	56,566
Deferred revenues, non-current	1,160	1,971
Other liabilities	2,442	3,237
Total liabilities	46,377	61,774
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 78,267 shares issued and 74,009 shares outstanding as of December 31, 2014; 63,384 shares issued and 59,203 shares outstanding as of December 31, 2013	78	63
Additional paid-in capital	687,871	654,050
Accumulated other comprehensive income	18,171	20,830
Treasury stock, 4,258 shares as of December 31, 2014 and 4,181 shares as of December 31, 2013	(38,083)	(37,986)
Accumulated deficit	(592,927)	(602,808)
Total stockholders' equity	75,110	34,149
Total liabilities and stockholders' equity	$121,487	$95,923
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount			Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	62,547	$63	$650,110	$20,472	(4,181)	$(37,986)	$(572,514)	$60,145
Net loss	—	—	—	—	—	—	(19,319)	(19,319)
Other comprehensive income, net of tax	—	—	—	535	—	—	—	535
Shares issued under employee stock plan, net	256	—	238	—	—	—	—	238
Shares issued under employee stock purchase plan	105	—	128	—	—	—	—	128
Stock-based compensation expense	—	—	1,565	—	—	—	—	1,565
Balance at December 31, 2012	62,908	63	652,041	21,007	(4,181)	(37,986)	(591,833)	43,292
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss, net of tax	—	—	—	(177)	—	—	—	(177)
Shares issued under employee stock plan, net	413	—	445	—	—	—	—	445
Shares issued under employee stock purchase plan	63	—	131	—	—	—	—	131
Stock-based compensation expense	—	—	1,433	—	—	—	—	1,433
Balance at December 31, 2013	63,384	63	654,050	20,830	(4,181)	(37,986)	(602,808)	34,149
Net income	—	—	—	—	—	—	9,881	9,881
Other comprehensive loss, net of tax	—	—	—	(2,659)	—	—	—	(2,659)
Shares issued under employee stock plan, net	718	1	403	—	(77)	(97)	—	307
Shares issued under employee stock purchase plan	83	—	181	—	—	—	—	181
Shares issued in connection with public offering, net of offering costs	14,082	14	31,711	—	—	—	—	31,725
Stock-based compensation expense	—	—	1,526	—	—	—	—	1,526
Balance at December 31, 2014	78,267	$78	$687,871	$18,171	(4,258)	$(38,083)	$(592,927)	$75,110

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,881	$(10,975)	$(19,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,805	3,971	3,941
Stock-based compensation	1,526	1,433	1,565
Deferred income taxes	145	(450)	583
Other non-cash items	59	(156)	52
Changes in assets and liabilities:
Accounts receivable	(7,332)	(10,702)	9,837
Advance billings	(1,307)	(1,626)	3,351
Inventories	(7,519)	(5,317)	(2,503)
Prepaid expenses and other current assets	(4,878)	(536)	4,616
Other assets	34	85	252
Accounts payable	(3,979)	14,687	(5,312)
Accrued compensation and benefits and other current liabilities	4,149	(4,554)	(4,553)
Deferred revenue	(808)	1,830	(6,044)
Other liabilities	(434)	(526)	(2,434)
Net cash used in operating activities	(7,658)	(12,836)	(15,968)
Cash flows from investing activities:
(Increase) decrease in restricted cash	69	(202)	—
Purchases of property and equipment	(1,395)	(1,171)	(1,487)
Proceeds from sales of property and equipment	12	—	60
Net cash used in investing activities	(1,314)	(1,373)	(1,427)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	—	28,611	—
Repayment of revolving credit facility	(14,000)	(15,000)	—
Proceeds from issuance of common stock, net	32,213	576	366
Net cash provided by financing activities	18,213	14,187	366
Effect of exchange rate changes on cash and cash equivalents	(1,059)	246	310
Net increase (decrease) in cash and cash equivalents	8,182	224	(16,719)
Cash and cash equivalents, beginning of period	14,578	14,354	31,073
Cash and cash equivalents, end of period	$22,760	$14,578	$14,354
Supplemental Disclosure:
Cash paid for interest	$210	$578	$—
Cash paid for income taxes, net of refunds	$107	$422	$794
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

Our trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the U.S., Asia and Europe. As of December 31, 2014, one customer accounted for 74 percent of our total net accounts receivable. As of December 31, 2013, two customers accounted for 61 percent and 23 percent of our total net accounts receivable, respectively.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. We estimate the allowance for doubtful accounts for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected.

Fair Value Measurements of Assets and Liabilities

We measure certain of our assets and liabilities at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consisting of assets and liabilities for which there are quoted prices for identical instruments in active markets; Level 2 consisting of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consisting of assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. The category within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Inventory includes evaluation tools placed at customer sites as part of our marketing efforts. We typically amortize the cost of the evaluation tools over an estimated period of five years, taking into consideration the estimated cost to refurbish the tools and the estimated net realizable value of the tools. The amortization charges are reported as selling, general and administrative expenses. Amortization expense was $0.4 million, $1.5 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $2.2 million, $2.2 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. When assets are retired or otherwise disposed of, the assets and the associated accumulated depreciation are removed from the accounts. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2012, we recorded a $0.2 million impairment charge related to property and equipment that became obsolete as a result of our facility consolidations under our 2011 Restructuring Plan. We had no impairment charges in 2014 and 2013.

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

Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.4 million and $1.6 million, respectively. We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2014, 2013 and 2012 as such amounts were immaterial.

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

For the years ended December 31, 2014, 2013 and 2012, we recorded a $0.3 million net foreign currency transaction gain, a $0.6 million net foreign currency transaction loss and a $0.4 million net foreign currency transaction gain, respectively. At December 31, 2014 and 2013, the cumulative translation adjustment was $18.2 million and $20.8 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.

This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

2.	BALANCE SHEET DETAILS
At December 31, 2014 and 2013, we had restricted cash of $2.0 million and $2.1 million, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying consolidated balance sheets. See Note 7. Commitments and Contingencies for additional details related to the standby letters of credit.
Components of inventories as of December 31 are shown below (in thousands):

	2014	2013
Inventories:
Purchased parts and raw materials	$28,143	$26,842
Work-in-process	10,832	4,260
Finished goods	1,604	3,024
	$40,579	$34,126
Components of prepaid expenses and other current assets as of December 31 are shown below (in thousands):

	2014	2013
Prepaid expenses and other current assets:
Value-added tax	$4,184	$2,134
Other current assets	5,583	3,133
	$9,767	$5,267
Components of property and equipment as of December 31 are shown below (in thousands):

	2014	2013
Property and equipment, net:
Machinery and equipment	$40,777	$42,329
Furniture and fixtures	9,079	9,908
Leasehold improvements	17,646	18,626
	67,502	70,863
Less: accumulated depreciation	(59,968)	(61,647)
	$7,534	$9,216
Components of other current liabilities as of December 31 are shown below (in thousands):

	2014	2013
Other current liabilities:
Warranty	$2,803	$1,786
Value-added tax	1,547	358
Accrued restructuring charge - current	366	812
Other	1,914	1,166
	$6,630	$4,122

3.	FAIR VALUE MEASUREMENT
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit on quoted market prices in active markets. As of December 31, 2014 and 2013, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature. The estimated fair value of any amounts outstanding under our revolving credit facility approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments as of December 31 (in thousands):

	2014		2013
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash and cash equivalents:
Money market funds	$7,007	$7,007	$5	$5
Restricted cash:
Money market funds	1,806	1,806	1,875	1,875
Total assets measured at fair value	$8,813	$8,813	$1,880	$1,880

4.	INTANGIBLE ASSETS
Identified intangible assets consisted of the following as of December 31 (in thousands):

	2014	2013
Developed technology	$1,250	$1,250
Accumulated amortization	(1,250)	(1,000)
	$—	$250

Amortization expense for intangibles was $0.3 million in each of the years ended December 31, 2014, 2013 and 2012, and was included as part of research, development and engineering expense.

5.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility ("credit facility") with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank ("Amendment"), which extends the term of our credit facility to October 12, 2017. In the absence of an event of default, any amounts outstanding under the credit facility may be repaid and re-borrowed anytime until the termination date. This Amendment also allows us to make a one-time request to increase the existing credit facility up to an additional $25.0 million.
Under the Amendment, the advances available to us under the borrowing base formula increased to 85 percent of eligible accounts receivable and advance billings and 50 percent of eligible inventory.

The Amendment also retroactively lowered our required minimum consolidated earnings before interest, tax, depreciation, and amortization ("EBITDA") from $6.0 million to $2.0 million for the two consecutive quarters immediately prior to the end of the reporting period, commencing with the fiscal quarter ended September 28, 2014; established a minimum quick ratio requirement equal to or greater than 1.00 through March 29, 2015 and 1.25 thereafter; and removed certain financial covenants when our "Available Funds," as defined in the Amendment to be cash, cash equivalents and availability under the credit agreement, are equal to or greater than $30.0 million as of the last day of such fiscal quarter.

At our option, the borrowings under the credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate, plus an applicable margin. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The Amendment lowered the applicable margin, as defined in the Amendment, with respect to our interest rate on outstanding borrowings to zero percent for ABR loans and 2.75 percent per annum for Eurodollar loans. As of December 31, 2014, the effective interest rate on any outstanding borrowings would have been 3.25 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. If an event of default occurs under the credit facility, the interest rate will increase by 2.0 percent per annum.

The obligations under the credit facility are guaranteed by Mattson International, Inc., our wholly-owned subsidiary (together with Mattson, collectively referred to as the “Loan Parties”), and are secured by substantially all of the assets of the Loan Parties, including a pledge of the capital stock holdings of the Loan Parties in certain of our direct subsidiaries.
The credit facility contains customary affirmative covenants and negative covenants including financial covenants requiring us and our subsidiaries to maintain a minimum level of consolidated EBITDA, for two consecutive quarters, and a minimum quick ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, sale leaseback transactions, swap agreements, accounting changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. Additionally, our credit facility restricts our ability to pay dividends, subject to certain limited exceptions.
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
We incurred $0.4 million in debt issuance costs in connection with the credit facility and a commitment fee of $62,500 related to the extension of the term of the facility from April 12, 2016 to October 12, 2017. These costs are being amortized over the term of the credit facility. In addition, we pay monthly commitment fees equal to 0.375 percent per annum on the unused portion of the credit facility.
At December 31, 2014 and 2013, we had zero and $14.0 million, respectively, outstanding under the credit facility.

6.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of a broad-based cost reduction initiative. The 2011 Restructuring Plan included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions.

The following table summarizes changes in our restructuring accrual for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2011	$82	$2,661	$—	$2,743
Restructuring charges (1)	4,011	355	704	5,070
Payments	(2,190)	(1,420)	(474)	(4,084)
Write-off of long-term assets (1)	—	—	(230)	(230)
Reserve adjustments	102	4	—	106
Balance at December 31, 2012	2,005	1,600	—	3,605
Restructuring charges	2,413	825	424	3,662
Payments	(4,406)	(1,322)	(399)	(6,127)
Reserve adjustments	(12)	—	(25)	(37)
Balance at December 31, 2013	—	1,103	—	1,103
Restructuring charges	506	(94)	—	412
Payments	(358)	(739)	—	(1,097)
Reserve adjustments	(20)	(32)	—	(52)
Balance at December 31, 2014	$128	$238	$—	$366
(1) During 2012, we recorded a $0.2 million charge related to impairment of property and equipment resulting from the transfer of our research, development and prototype production of the Millios system to our facility in Dornstadt, Germany and the consolidation of global manufacturing in our facility in Fremont, California.
For the year ended December 31, 2014, we recorded restructuring charges of $0.4 million, which included $0.5 million related to workforce reductions and a $0.1 million benefit from a revised estimate of our future rent obligations for one of our vacant facilities. We paid $0.4 million in employee severance and $0.7 million in contract termination costs during 2014.
For the year ended December 31, 2013, we recorded restructuring charges of $3.7 million, which included $2.8 million in employee severance and other costs relating primarily to recruiting costs for our new chief executive officer and severance expense for our former chief executive officer totaling approximately $0.6 million, and other workforce reductions. We also incurred $0.8 million in contract termination costs related to future rent obligations, net of sublease income, associated with two vacated leased facilities. We paid $4.8 million in employee severance and other costs and $1.3 million in contract termination costs during 2013.
For the year ended December 31, 2012, we recorded restructuring charges of $5.1 million, which included $4.7 million in employee severance and other costs and $0.4 million in contract termination costs. We paid $2.7 million in employee severance and other costs and $1.4 million contract termination costs during 2012.
As of December 31, 2014, we had $0.4 million in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet. As of December 31, 2013, we had $1.1 million in accrued restructuring charges, of which $0.8 million was classified within other current liabilities and $0.3 million was classified within other liabilities in the consolidated balance sheet.
We plan to make payments related to the remaining accrued restructuring charges throughout 2015.

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

The following table summarizes changes in our product warranty accrual for the years ended December 31 (in thousands):

	2014	2013	2012
Beginning balance	$1,786	$1,691	$3,419
Warranties issued in the period	2,783	2,031	2,242
Costs to service warranties	(3,059)	(1,981)	(4,286)
Warranty accrual adjustments	1,293	45	316
Ending balance	$2,803	$1,786	$1,691

Operating Leases

We hold various operating leases related to our worldwide facilities and equipment. Our minimum annual lease commitments with respect to our operating leases were as follows as of December 31, 2014 (in thousands):

Year Ending December 31,	Minimum Future Lease Payments	Sublease Rental Income	Minimum Future Lease Payments
2015	$3,356	$(179)	$3,177
2016	2,774	—	2,774
2017	3,054	—	3,054
2018	717	—	717
2019	716	—	716
Thereafter	716	—	716
	$11,333	$(179)	$11,154

Rent expense was $4.1 million, $3.9 million and $4.3 million in 2014, 2013 and 2012, respectively. We recorded sublease income related to our Exton, Pennsylvania and Vancouver, Canada facilities of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Guarantees

In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are primarily secured by money market accounts, which are classified as restricted cash in the accompanying consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of December 31, 2014, the maximum potential amount that we could be required to pay under our outstanding standby letters of credit was $1.7 million, which was secured by $2.0 million in money market fund accounts and recorded as restricted cash.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $12.3 million based on the applicable exchange rate as of December 31, 2014), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $12.3 million based on the applicable exchange rate as of December 31, 2014) or through December 31, 2020. We have recorded approximately C$0.4 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.
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
Common Stock
In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting approximately $2.8 million in underwriting discounts and offering expenses.
Treasury Stock
We report common stock repurchased as treasury stock in the accompanying consolidated balance sheets. Treasury stock as of December 31, 2014 and 2013 was 4.3 million and 4.2 million shares, respectively, at a total purchase price of $38.1 million and $38.0 million, respectively.

Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income ("AOCI") for the years ended December 31 is as follows (thousands):

	2014	2013	2012
Foreign currency translation adjustments:
Balance at beginning of period	$20,830	$20,978	$20,466
Reclassification to earnings, net of tax impact	—	(488)	—
Change in currency translation adjustment, net of tax	(2,659)	340	512
Balance at end of period	18,171	20,830	20,978
Unrealized investment gain:
Balance at beginning of period	—	29	6
Reclassification to earnings, net of tax	—	(29)	(6)
Changes in unrealized investment gain, net of tax	—	—	29
Balance at end of period	—	—	29
Accumulated other comprehensive income end of period	$18,171	$20,830	$21,007

During the fourth quarter of fiscal year 2013, we recorded $0.5 million in other income (expense), net within our consolidated statement of operations related to the liquidation of our Japan and Italy subsidiaries and the release of the corresponding cumulative translation adjustment.

During the years ended December 31, 2014, 2013 and 2012, any realized gains or losses on our investments were reclassified from AOCI to other income (expense), net in our consolidated statements of operations.

Stockholder Rights Plan

On July 28, 2005, we adopted a Stockholder Rights Plan ("the Rights Plan"), under which stockholders of record at the close of business on August 15, 2005 received one share purchase right ("Right") for each share of our common stock held on that date. The Rights, which currently trade with our common stock and represent the right to purchase one one thousandth of a share of preferred stock at $55 per share, become exercisable when a person or group acquires 15 percent or more of our common stock ("the acquiror") without prior approval of our Board of Directors. In that event, the Rights would permit our stockholders, other than the acquiror, to purchase shares of our common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. Also, under the Rights Plan, (i) prior to a person or group acquiring 15 percent of our common stock, we can redeem the Rights for $0.001 each; (ii) we can issue one Right for each share of common stock that becomes outstanding after the record date and before the acquisition of 15 percent of our common stock by an acquiror; (iii) when the Rights become exercisable, our Board of Directors may authorize the issuance of one share of our common stock in exchange for each Right that is then exercisable; and (iv) in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50 percent discount. The Rights expire on July 27, 2015. As of December 31, 2014, we had approximately 50 million share purchase rights outstanding.

9.	EMPLOYEE STOCK PLANS
In May 2012, our shareholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which amended and restated the 2005 Equity Incentive Plan to increase our common stock available for grant under the plan by an additional 2.5 million shares, bringing the total shares reserved for issuance to approximately 17.0 million shares of common stock.

As of December 31, 2014, we had approximately 3.3 million shares available for future grant under our 2012 Plan.
Stock Options
Options to purchase common stock granted under the 2012 Plan generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, 25 percent of the options vest on the first anniversary of the vesting commencement date, and the remaining options vest 1/36 per month for the next 36 months thereafter. In December 2013, our Board of Directors approved the adoption of monthly vesting of stock options for employees with a minimum of one year of service.
We granted 0.7 million, 1.6 million and 3.1 million stock options during 2014, 2013 and 2012, respectively, with an estimated total grant date fair value of $0.9 million, $1.4 million and $2.9 million, respectively. We settle employee stock option exercises with newly issued common shares.
The following table summarizes the stock option activity under all of our equity incentive plans for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2012	7,614	$3.34
Granted	1,579	1.40
Exercised	(405)	1.10
Forfeited or expired	(3,795)	4.29
Outstanding at December 31, 2013	4,993	$2.18	4.9	$5,281
Granted	746	2.42
Exercised	(486)	1.03
Forfeited or expired	(333)	7.01
Outstanding at December 31, 2014	4,920	$2.01	4.2	$7,513
Vested and expected to vest at December 31, 2014	4,586	$2.01	4.1	$7,040
Exercisable at December 31, 2014	3,175	$2.06	3.6	$4,907

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on December 31, 2014 for all in-the-money stock options.
The following table provides supplemental information pertaining to our stock options for the years ended December 31 (in thousands, except weighted-average fair values):

	2014	2013	2012
Weighted-average fair value of options granted	$1.24	$0.87	$0.95
Intrinsic value of options exercised	$685	$386	$211
Cash received from options exercised	$502	$445	$238

Restricted Stock Units

The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of December 31, 2014, we only had time-based RSUs outstanding.

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
The following table summarizes RSU activity under all of our equity incentive plans for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2012	32	$1.28
Granted	416	$1.46
Released	(8)	$1.16
Forfeited or Expired	(11)	$1.60
Outstanding at December 31, 2013	429	$1.45
Granted	697	$2.42
Released	(232)	$1.99
Forfeited or Expired	(17)	$2.49
Outstanding at December 31, 2014	877	$2.06

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan (“1994 Plan”) was originally adopted by the Board of Directors and approved by the stockholders in 1994. In May 2014, the Board of Directors amended and restated the 1994 Plan, which was then approved by the stockholders, extending the term of the 1994 Plan by an additional ten years, with an expiration date of May 19, 2024.

Our 1994 Plan is a non-compensatory employee stock purchase plan ("ESPP"), which allows each eligible employee to withhold up to 15 percent of gross compensation over semi-annual six month ESPP periods to purchase shares of our common stock, limited to 2,000 shares per ESPP period through December 2013, and 4,000 shares per ESPP period thereafter. Under the ESPP, employees purchase stock at a price equal to 90 percent of the fair market value (generally the closing price of our common stock) on the last trading day prior to the end of the six month ESPP offering period.

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.5 million shares were available for issuance as of December 31, 2014. We issued approximately 0.1 million shares under the ESPP in each of the years ended December 31, 2014, 2013 and 2012, with average purchase prices of $2.17, $2.09 and $1.23, respectively.

Employee Savings Plan

We have an employee retirement and savings plan (the "ESP"), which qualifies under section 401(k) of the Internal Revenue Code. All full-time employees of eligible age (over 21 years old) can participate in the ESP and can contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. At our discretion, we can make matching contributions to the ESP equal to a percentage of the participants' contributions. For the years ended December 31, 2014, 2013 and 2012, we recorded 401(k) match contributions in the amount of $0.2 million, $0.1 million and $0.2 million, respectively.

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
Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the years ended December 31:

	2014	2013	2012
Expected dividend yield	—	—	—
Expected stock price volatility	67%	83%	82%
Risk-free interest rate	1.3%	0.9%	0.5%
Expected life of options in years	4.0	4.4	1.5 - 5
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
Our stock-based compensation for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Stock-based compensation by type of award:
Stock options	$994	$1,289	$1,527
Restricted stock units	484	124	18
Employee stock purchase plan	48	20	20
	$1,526	$1,433	$1,565
Stock-based compensation by category of expense:
Cost of goods sold	$40	$52	$68
Research, development and engineering	181	254	308
Selling, general and administrative	1,305	1,127	1,189
	$1,526	$1,433	$1,565

We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2014, 2013 and 2012, as such amounts were immaterial. As of December 31, 2014, we had $1.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.4 years. As of December 31, 2014, we had $1.2 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs that will be recognized over a weighted-average period of 2.8 years.

11.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
The authoritative guidance on segment reporting and disclosure defines an operating segment as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the purposes of evaluating our reportable segments, our Chief Executive Officer is the chief operating decision maker.
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
The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$25,716	14	$12,350	10	$17,476	14
Korea	87,585	49	22,173	19	47,611	38
Taiwan	32,304	18	50,782	43	28,577	23
China	17,369	10	20,250	17	8,562	7
Other Asia	6,869	4	8,740	7	13,615	10
Europe and others	8,561	5	5,139	4	10,685	8
	$178,404	100	$119,434	100	$126,526	100
In 2014, one customer accounted for 10 percent or more of our total net revenues. Sales to this customer represented approximately 61 percent of our total net revenues. In 2013, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented 35 percent and 33 percent of our total net revenues, respectively. In 2012, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented approximately 41 percent and 12 percent of our total net revenues, respectively.
As of December 31, 2014, one customer accounted for 10 percent or more of our total net accounts receivable, representing approximately 74 percent of our total net accounts receivable. As of December 31, 2013, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 61 percent and 23 percent of our total net accounts receivable, respectively.
Geographical information relating to our property and equipment, net, as of December 31 was as follows (in thousands):

	2014	2013
Property and equipment, net:
United States	$4,140	$4,949
Germany	3,185	4,129
Others	209	138
	$7,534	$9,216

12.	INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Domestic income (loss)	$7,248	$(21,743)	$(20,522)
Foreign income	2,972	10,226	1,687
Income (loss) before income taxes	$10,220	$(11,517)	$(18,835)

The provision for (benefit from) income taxes for the years ended December 31 consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$—	$(466)	$(251)
State	28	52	3
Foreign	160	(125)	254
Total current	188	(539)	6
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	151	(3)	478
Total deferred	151	(3)	478
Provisions for (benefit from) income taxes	$339	$(542)	$484

The provision for (benefit from) income taxes reconciles to the amount computed by multiplying income (loss) before income taxes by the U.S. statutory rate of 35 percent as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Benefits at statutory rate	$3,577	$(4,031)	$(6,593)
Deferred tax asset valuation allowance	(3,182)	5,256	4,238
Foreign earnings taxed at U.S. rates	403	1,966	3,533
Foreign earnings taxed at different rates	(540)	(3,315)	417
State taxes, net of Federal benefit	18	34	2
Nondeductible stock option expense	244	322	365
Uncertain tax position reserve release	(188)	(579)	(511)
Foreign tax credits	—	—	(1,147)
Other	7	(195)	180
Provision for (benefit from) income taxes	$339	$(542)	$484

Deferred tax assets as of December 31 are comprised of the following (in thousands):

	2014	2013
Net operating loss carryforwards	$161,422	$164,105
Reserves not currently deductible	7,547	7,367
Tax credit carryforwards	849	849
Depreciation	6,006	6,663
Deferred revenue	1,186	1,974
Other	(161)	611
Total deferred tax asset	176,849	181,569
Valuation allowance	(176,786)	(181,499)
Net deferred tax asset	63	70
Deferred tax liability	(192)	(49)
Net deferred tax asset (liability)	$(129)	$21

The valuation allowance as of December 31, 2014 and 2013 is against all deferred tax assets for all jurisdictions except Korea. Our valuation allowance was determined in accordance with the applicable authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance in the current year, management considered historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the cyclical nature of the overall semiconductor market thereby negatively impacting our ability to sustain or grow revenues and earnings and the lack of carry-back capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

As of December 31, 2014, we had Federal and state net operating loss carryforwards of approximately $453.4 million and $97.1 million, respectively, which will begin expiring in 2018 for Federal and 2015 for state. We also have foreign net operating loss carryforwards in Canada and Germany of approximately $45.0 million and $28.1 million, respectively. Canada's net operating loss carryforwards begin expiring in 2026. The German net operating loss carryforward has an indefinite carryover life.

Our net operating losses include those acquired as a result of our acquisitions of Vortek, STEAG Semiconductor Division, CFM and Concept Systems Design, Inc. ("Concept"). The Federal and state net operating losses acquired from the STEAG Semiconductor Division, CFM and Concept are also subject to change in control limitations as defined in Section 382 of the Internal Revenue Code. If certain substantial changes in our ownership occur, there would be an additional annual limitation on the amount of the net operating loss carryforwards that can be utilized.

As of December 31, 2014, we had research credit carryforwards of approximately $2.7 million and $4.0 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2017. The California tax credit can be carried forward indefinitely.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2014, U.S. income taxes were not provided for on a cumulative total of $0.5 million of undistributed earnings for certain foreign subsidiaries. If these earnings were repatriated, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be repatriated. We intend to permanently reinvest all foreign unremitted earnings of foreign subsidiaries outside of the U.S., except for Germany, Korea and Canada. Our indefinitely reinvested non-U.S. earnings have been deployed in active business operations, and it is unlikely that we will repatriate any portion of our indefinitely reinvested non-U.S. earnings in the future.

As of December 31, 2014, our total unrecognized tax benefits were approximately $25.1 million exclusive of interest and penalties described below. Included in the $25.1 million is approximately $0.2 million of unrecognized tax benefits (net of

Federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We anticipate there will be no significant decrease in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Provisions for income taxes included estimated interest of $0.1 million for each of the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, we had $0.1 million and $0.1 million, respectively, accrued for estimated interest. We had no accruals for estimated penalties as of December 31, 2014 and 2013.

We are subject to United States Federal income tax as well as to income taxes in Germany, Korea and various other foreign and U.S. state jurisdictions. Our Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2011 and 2010, respectively. However, due to the fact that we have net operating losses and credits carried forward, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to the tax attributes carried forward to open years. Our German and Korea income tax returns are generally not subject to examination by tax authorities before 2009. We had no material tax audits in progress as of December 31, 2014.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at the beginning of the year	$25,500	$25,900	$26,200
Tax positions related to current and prior years:
Additions	—	1,000	100
Reductions	(100)	(100)	—
Expiration of statutes of limitations	(300)	(1,300)	(400)
Balance at the end of the year	$25,100	$25,500	$25,900

13.	NET INCOME (LOSS) PER SHARE
We present both basic and diluted net income (loss) per share on the face of our consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock are determined using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost yet to be recognized for future service, and the amount of tax benefits that is to be recorded when the award becomes deductible are assumed be used to repurchase shares.

The following table presents the computation of net income (loss) per share of common stock (in thousands, except for per share data):

	Years Ended December 31,
	2014	2013	2012
Basic and diluted net income (loss) per share of common stock:
Numerator:
Net income (loss)	$9,881	$(10,975)	$(19,319)

Denominator:
Weighted-average shares outstanding - basic	71,897	58,944	58,538
Effect of dilutive stock options and restricted stock units	1,506	—	—
Weighted-average shares outstanding - diluted	73,403	58,944	58,538

Net income (loss) per share of common stock:
Basic	$0.14	$(0.19)	$(0.33)
Diluted	$0.13	$(0.19)	$(0.33)
For the year ended December 31, 2014, options and RSUs totaling 2.3 million were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2013 and 2012, options to purchase our common stock and restricted stock units totaling 4.7 million and 6.5 million, respectively, were excluded from diluted net loss per share because their inclusion would have been anti-dilutive, since we had net losses for each of the years ended December 31, 2013 and 2012. Accordingly, basic and diluted net loss per share were the same for the years ended December 31, 2013 and 2012.

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated statements of operations data for the eight quarterly periods ended December 31, 2014. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted income (loss) per share.

The following tables set forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Three Months Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
Net revenue	$43,198	$42,029	$38,430	$54,747
Gross margin	$14,646	$13,296	$12,998	$17,877
Income from operations	$2,701	$2,049	$546	$4,817
Net income	$2,465	$1,916	$537	$4,963
Net income per share:
Basic	$0.04	$0.03	$0.01	$0.07
Diluted	$0.04	$0.03	$0.01	$0.07
Shares used in computing net income per share:
Basic	66,275	73,532	73,731	73,861
Diluted	67,971	74,679	75,023	75,486

	Three Months Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
Net revenue	$20,237	$24,574	$33,840	$40,783
Gross margin	$4,368	$8,467	$11,424	$13,147
Income (loss) from operations	$(9,753)	$(3,059)	$(230)	$2,029
Net income (loss)	$(9,508)	$(3,567)	$(412)	$2,512
Net income (loss) per share:
Basic	$(0.16)	$(0.06)	$(0.01)	$0.04
Diluted	$(0.16)	$(0.06)	$(0.01)	$0.04
Shares used in computing net income (loss) per share:
Basic	58,728	58,891	59,024	59,127
Diluted	58,728	58,891	59,024	60,830

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2014, June 29, 2014 and September 28, 2014, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to the accounting for the existence, valuation and presentation of inventory were not effective. During 2014, we implemented new enhancements to our internal controls over financial reporting, including new processes and procedures to ensure inventory is valued timely and accurately. Our remediation efforts, including the testing of these controls continued throughout 2014. The material weakness related to the accounting for the existence, valuation and presentation of inventory was considered remediated in the fourth quarter of 2014, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

Except as noted in the preceding paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the captions “Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2015 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year end December 31, 2014 (2015 Proxy Statement) and is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct for all officers, directors and employees. We have posted the Code of Ethics and Business Conduct on our website located at http://www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2015 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2015 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2015 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to consolidated financial statements in Item 8.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2014, 2013 and 2012, which is included in Schedule II of this Form 10-K.

(a)(3) Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
4.5	Form of Rights Agreement between the Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	8-A12G	8/22/2005	1
4.6	Amendment No. 1 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent	10-K	3/2/2007	4.6
4.7	Amendment No. 2 to Rights Agreement between Mattson Technology, Inc. and Mellon Investor Services, LLC as Rights Agent	8-K	7/16/2008	4.7
10.1	Credit Agreement between Mattson Technology, Inc. and Silicon Valley Bank	10-Q	5/9/2013	10.4
10.2	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank Dated February 5, 2014	8-K	2/5/2014	10.1
10.3	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank Dated April 23, 2014	8-K	4/28/2014	10.1
10.4	Amendment Agreement No. 4 Between Mattson Technology, Inc. and Silicon Valley Bank Dated October 21, 2014	8-K	10/23/2014	10.1
10.5	Industrial Space Lease, dated August 1, 2005, between Mattson Technology, Inc. and Renco Equities IV, a California partnership	10-Q	11/4/2005	10.14
10.6+	Mattson Technology, Inc. Amended and Restated 1989 Stock Option Plan	10-Q	8/14/2002	10.2
10.7+	Mattson Technology, Inc. 2005 Equity Incentive Plan	DEF 14A	4/20/2005	Appendix A
10.8+	Amendment #1 to Mattson Technology, Inc. 2005 Equity Incentive Plan	DEF 14A	4/26/2007	Appendix 1
10.9+	Mattson Technology, Inc. 2012 Equity Incentive Plan	DEF 14A	3/23/2012	Appendix 1
10.10+	Amended and Restated Mattson Technology, Inc. 1994 Employee Stock Purchase Plan	10-K	3/11/2011	10.5
10.11+	Amended and Restated Mattson Technology, Inc. 1994 Employee Stock Purchase Plan	10-Q	8/1/2014	10.2
10.12+	Offer Letter between Mattson Technology, Inc. and Fusen E. Chen	10-K	3/15/2013	10.16
10.13+	Offer Letter between Mattson Technology, Inc. and J. Michael Dodson	10-Q	11/7/2011	10.2
10.14+	Offer Letter Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.3
10.15+	Severance and Executive Change of Control Agreement for Fusen E. Chen, Chief Executive Officer	10-K	3/15/2013	10.15
10.16+	Severance and Executive Change of Control Agreement for J. Michael Dodson, Chief Financial Officer	8-K	1/6/2012	10.1
10.17+	Change of Control Agreement Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.4

10.18+	Change of Control Agreement Between Mattson Technology, Inc. and Tyler Purvis	10-Q	11/5/2014	10.2
10.19+	Form of Indemnity Agreement	8-K	6/10/2010	10.1
21.1	Subsidiaries of Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Notes:

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

Date: March 12, 2015	By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2015	By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: March 12, 2015	By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kenneth Kannappan	Chairman of the Board and Director	March 12, 2015
Kenneth Kannappan

/s/ Kenneth Smith	Vice Chairman of the Board and Director	March 12, 2015
Kenneth Smith

/s/ Richard E. Dyck	Director	March 12, 2015
Richard E. Dyck

/s/ Scott Kramer	Director	March 12, 2015
Scott Kramer

/s/ Scott Peterson	Director	March 12, 2015
Scott Peterson

/s/ Thomas St. Dennis	Director	March 12, 2015
Thomas St. Dennis

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Charged (Credited) to Income	Deduction and Other	Balance at End of Year
2014	$704	$—	$(35)	$669
2013	$541	$163	$—	$704
2012	$684	$(143)	$—	$541