Form 10-Q
period 2015-03-29
MATTSON TECHNOLOGY INC
filed 2015-05-06
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
OR
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
YES    ☐    NO    ☒
At May 4, 2015 there were 74,868,670 shares of common stock outstanding.

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net revenue	$58,254	$43,198
Cost of goods sold	36,860	28,552
Gross margin	21,394	14,646
Operating expenses:
Research, development and engineering	5,250	4,524
Selling, general and administrative	8,841	7,421
Total operating expenses	14,091	11,945
Income from operations	7,303	2,701
Interest income (expense), net	(34)	(126)
Other income (expense), net	(443)	79
Income before income taxes	6,826	2,654
Provision for income taxes	521	189
Net income	$6,305	$2,465
Net income per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Shares used in computing net income per share:
Basic	74,700	66,275
Diluted	77,265	67,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income	$6,305	$2,465
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	(1,534)	(616)
Other comprehensive income (loss)	(1,534)	(616)
Comprehensive income	$4,771	$1,849

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 29, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,446	$22,760
Accounts receivable, net of allowance for doubtful accounts of $791 as of March 29, 2015 and $669 as of December 31, 2014	38,216	33,578
Advance billings	4,388	4,653
Inventories	38,174	40,579
Prepaid expenses and other current assets	9,188	9,767
Total current assets	116,412	111,337
Property and equipment, net	9,248	7,534
Restricted cash	1,974	1,993
Other assets	548	623
Total assets	$128,182	$121,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,844	$22,434
Accrued compensation and benefits	5,112	4,601
Deferred revenues, current	9,213	9,110
Other current liabilities	6,939	6,630
Total current liabilities	43,108	42,775
Deferred revenues, non-current	957	1,160
Other liabilities	2,494	2,442
Total liabilities	46,559	46,377
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 79,183 shares issued and 74,859 shares outstanding as of March 29, 2015; 78,267 shares issued and 74,009 shares outstanding as of December 31, 2014	79	78
Additional paid-in capital	689,912	687,871
Accumulated other comprehensive income	16,637	18,171
Treasury stock, 4,324 shares as of March 29, 2015 and 4,258 shares as of December 31, 2014	(38,383)	(38,083)
Accumulated deficit	(586,622)	(592,927)
Total stockholders' equity	81,623	75,110
Total liabilities and stockholders' equity	$128,182	$121,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$6,305	$2,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	610	733
Stock-based compensation	516	298
Other non-cash items	253	101
Changes in assets and liabilities:
Accounts receivable	(4,820)	(10,892)
Advance billings	265	(525)
Inventories	(757)	(9,649)
Prepaid expenses and other assets	57	(3,100)
Accounts payable	(340)	2,674
Accrued compensation and benefits and other current liabilities	823	2,900
Deferred revenue	(100)	1,629
Other liabilities	138	(95)
Net cash provided by (used in) operating activities	2,950	(13,461)
Cash flows from investing activities:
Purchases of property and equipment	(458)	(403)
Other	—	10
Net cash used in investing activities	(458)	(393)
Cash flows from financing activities:
Repayment of revolving credit facility	—	(14,000)
Proceeds from issuance of common stock, net	1,225	31,126
Net cash provided by financing activities	1,225	17,126
Effect of exchange rate changes on cash and cash equivalents	(31)	(507)
Net increase in cash and cash equivalents	3,686	2,765
Cash and cash equivalents, beginning of period	22,760	14,578
Cash and cash equivalents, end of period	$26,446	$17,343

Supplemental disclosure of non-cash transactions:
Transfer of inventories into property and equipment	$1,988	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of March 29, 2015, the statements of operations for the three months ended March 29, 2015 and March 30, 2014, statements of comprehensive income for the three months ended March 29, 2015 and March 30, 2014, and the statements of cash flows for the three months ended March 29, 2015 and March 30, 2014, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three months ended March 29, 2015 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2015.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the adoption of this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of our fiscal year ending December 31, 2017. On April 1, 2015, the FASB agreed to propose delaying the effective date by one year. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2015 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.0 million and $2.0 million as of March 29, 2015 and December 31, 2014, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 6. Commitments and Contingencies.
Components of inventories as of March 29, 2015 and December 31, 2014 are shown below (in thousands):

	March 29, 2015	December 31, 2014
Inventories:
Purchased parts and raw materials	$28,609	$28,143
Work-in-process	6,923	10,832
Finished goods	2,642	1,604
	$38,174	$40,579
Components of prepaid expenses and other current assets as of March 29, 2015 and December 31, 2014 are shown below (in thousands):

	March 29, 2015	December 31, 2014
Prepaid expenses and other current assets:
Value-added tax	$3,230	$4,184
Other current assets	5,958	5,583
	$9,188	$9,767
Components of property and equipment as of March 29, 2015 and December 31, 2014 are shown below (in thousands):

	March 29, 2015	December 31, 2014
Property and equipment, net:
Machinery and equipment	$42,674	$40,777
Furniture and fixtures	8,666	9,079
Leasehold improvements	16,924	17,646
	68,264	67,502
Less: accumulated depreciation	(59,016)	(59,968)
	$9,248	$7,534

Components of other current liabilities as of March 29, 2015 and December 31, 2014 are shown below (in thousands):

	March 29, 2015	December 31, 2014
Other current liabilities:
Warranty	$3,343	$2,803
Value-added tax	1,071	1,547
Accrued restructuring charge, current	148	366
Other	2,377	1,914
	$6,939	$6,630

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of March 29, 2015 and December 31, 2014, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of March 29, 2015 and December 31, 2014 (in thousands):

	March 29, 2015		December 31, 2014
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$15,008	$15,008	$7,007	$7,007
Restricted cash:
Money market funds	1,806	1,806	1,806	1,806
Total assets measured at fair value	$16,814	$16,814	$8,813	$8,813

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, which (i) extended the term of our credit facility to October 12, 2017, (ii) amending and/or waiving compliance with certain financial covenants, and (iii) granted us the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of March 29, 2015 and December 31, 2014, we had no outstanding borrowings under the credit facility.
For a further discussion of our credit facility, see Note 5. Revolving Credit Facility in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

5.	RESTRUCTURING AND OTHER CHARGES
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of a broad-based cost reduction initiative. The 2011 Restructuring Plan included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions. We are continuing to make payments related to these restructuring activities through fiscal year 2015.
As of March 29, 2015 and December 31, 2014, we had accrued restructuring charges of $0.1 million and $0.4 million, respectively, which were classified within other current liabilities in the condensed consolidated balance sheets. During the three months ended March 29, 2015 and March 30, 2014, we did not incur any restructuring and other charges.

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
The following table summarizes changes in our product warranty accrual for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Beginning balance	$2,803	$1,786
Warranties issued in the period	872	552
Costs to service warranties	(982)	(583)
Warranty accrual adjustments	650	177
Ending balance	$3,343	$1,932
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by bank accounts and money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of March 29, 2015, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $2.0 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of March 29, 2015.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $11.4 million based on the applicable exchange rate as of March 29, 2015), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $11.4 million based on the applicable exchange rate as of March 29, 2015) or through December 31, 2020. We have recorded approximately C$0.5 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.
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
As of March 29, 2015, we had approximately 1.6 million shares available for future grants under our 2012 Equity Incentive Plan (the "2012 Plan").
Stock Options
Options to purchase common stock granted under the 2012 Plan generally have terms not exceeding seven years. Options to purchase stock under our equity incentive plans are generally granted at exercise prices that are at least 100 percent of the fair market value of our common stock on the date of grant. Generally, options granted to new employees typically vest over a period of four years at a rate of 25 percent after the first year and 1/48th of the initial amount granted each month thereafter, and beginning in 2014, options granted to established employees with more than 1-year of service, typically vest over a period of four years at a rate of 1/48th each month.
The following table summarizes the stock option activity under all of our equity incentive plans for the three months ended March 29, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2014	4,920	$2.01
Granted	586	$3.30
Exercised	(740)	$2.06
Forfeited or expired	(210)	$4.82
Outstanding as of March 29, 2015	4,556	$2.04	4.7	$8,251
Exercisable as of March 29, 2015	2,536	$1.84	3.8	$5,161

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on March 27, 2015 for all in-the-money options.
The following table provides supplemental information pertaining to our stock options for the three months ended March 29, 2015 and March 30, 2014 (in thousands, except weighted-average fair values):

	Three Months Ended
	March 29, 2015	March 30, 2014
Weighted-average fair value of options granted, per share	$1.67	$1.29
Intrinsic value of options exercised	$1,940	$153
Cash received from options exercised	$1,526	$92
Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of March 29, 2015, we only had time-based RSUs outstanding.
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
The following table summarizes RSU activity under all of our equity incentive plans for the three months ended March 29, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2014	877	$2.06
Granted	783	$3.31
Released	(176)	$2.10
Forfeited	(52)	$2.76
Outstanding as of March 29, 2015	1,432	$2.71

8.	STOCK-BASED COMPENSATION
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

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
Expected dividend yield	—	—
Expected stock price volatility	66%	68%
Risk-free interest rate	1.1%	1.4%
Expected life of options in years	4.0	4.0
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
Our stock-based compensation for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Stock-based compensation by type of award:
Stock options	$245	$247
Restricted stock units	266	39
Employee stock purchase plan	5	12
	$516	$298
Stock-based compensation by category of expense:
Cost of goods sold	$34	$2
Research, development and engineering	63	41
Selling, general and administrative	419	255
	$516	$298
We did not capitalize any stock-based compensation into inventory in the three months ended March 29, 2015 and March 30, 2014, as such amounts were immaterial. As of March 29, 2015, we had $1.8 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.6 years. As of March 29, 2015, we had $2.8 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.1 years.

9.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
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

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended
	March 29, 2015		March 30, 2014
	Amount	Percent	Amount	Percent
Net revenue:
United States	$8,568	15	$4,183	10
South Korea	33,998	58	10,259	24
China	3,599	6	13,081	30
Taiwan	5,520	10	10,822	25
Other Asia	5,365	9	2,281	5
Europe and others	1,204	2	2,572	6
	$58,254	100	$43,198	100
For the three months ended March 29, 2015, two customers accounted for 10 percent or more of our total net revenue, representing approximately 63 percent and 13 percent of our total net revenue, respectively.
For the three months ended March 30, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 59 percent and 16 percent of our total net revenue, respectively.
As of March 29, 2015, two customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 53 percent and 19 percent of our total net accounts receivable, respectively. As of December 31, 2014, one customer accounted for 10 percent or more of our net accounts receivable, representing approximately 74 percent of our total net accounts receivable.
Geographical information relating to our property and equipment, net, as of March 29, 2015 and December 31, 2014 was as follows (in thousands):

	March 29, 2015	December 31, 2014
Property and equipment, net:
United States	$4,582	$4,140
Germany	4,456	3,185
Others	210	209
	$9,248	$7,534

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.5 million and $0.2 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The income tax provision for both periods was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

11.	NET INCOME PER SHARE
We present both basic and diluted net income per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

The following table presents the computation of net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 29, 2015	March 30, 2014
Numerator:
Net income	$6,305	$2,465
Denominator:
Weighted-average shares outstanding - basic	74,700	66,275
Effect of dilutive stock options and restricted stock units	2,565	1,696
Weighted-average shares outstanding - diluted	77,265	67,971
Net income per share of common stock:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
For the three months ended March 29, 2015, options and RSUs totaling 0.7 million shares were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 30, 2014, options and RSUs totaling 1.9 million shares were excluded from diluted net income per share because their inclusion would have been anti-dilutive effect.

12. SUBSEQUENT EVENTS

On July 28, 2005, our Board of Directors declared a dividend distribution of one preferred stock purchase right (collectively, the “Rights”) for each outstanding share of common stock, par value $0.001 per share, to stockholders of record at the close of business on August 15, 2005. The description and terms of the Rights are set forth in a Rights Agreement between us and Computershare Trust Company, N.A. (the “Rights Agent”), as successor to Mellon Investor Services, LLC, dated July 28, 2005 (as amended from time to time, the “Rights Agreement”).

On May 5, 2015, we entered into Amendment No. 3 to Rights Agreement (the “Amendment”) to change the “Final Expiration Date” of the Rights Agreement from July 27, 2015 to May 5, 2015. As a result of the Amendment, effective as of the close of business on May 5, 2015, the Rights expired and were no longer outstanding and the Rights Agreement terminated by its terms.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Our forward-looking statements may include statements that relate to our future net revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products, the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenue, customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly break-even point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price and any delisting of our stock from NASDAQ for the failure to maintain a minimum bid price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and any related remediation efforts. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
Our etch products, specifically our paradigmE XP, are established process tools of record in advanced DRAM, NAND and 3D-NAND production fabs. We are also established as a development tool of record in advanced foundry for sub-20 nanometer front-end of line processes. The combination of the paradigmE XP’s technical capabilities and high productivity have established a growing etch market position in the memory segment.

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
Critical Accounting Policies and Use of Estimates
Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting periods.
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
There were no significant changes to our critical accounting policies during the three months ended March 29, 2015. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
A summary of our results of operations for the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 29, 2015		March 30, 2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$58,254	100.0	$43,198	100.0	$15,056	34.9
Cost of goods sold	36,860	63.3	28,552	66.1	8,308	29.1
Gross margin	21,394	36.7	14,646	33.9	6,748	46.1
Operating expenses:
Research, development and engineering	5,250	9.0	4,524	10.5	726	16.0
Selling, general and administrative	8,841	15.2	7,421	17.2	1,420	19.1
Total operating expenses	14,091	24.2	11,945	27.7	2,146	18.0
Income from operations	7,303	12.5	2,701	6.2	4,602	170.4
Interest income (expense), net	(34)	—	(126)	(0.3)	92	(73.0)
Other income (expense), net	(443)	(0.8)	79	0.2	(522)	n/m	(1)
Income before income taxes	6,826	11.7	2,654	6.1	4,172	157.2
Provision for income taxes	521	0.9	189	0.4	332	175.7
Net income	$6,305	10.8	$2,465	5.7	$3,840	155.8
(1)Not meaningful.

Net Revenue
A summary of our net revenue for the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 29, 2015	March 30, 2014	Increase (Decrease)
			Amount	Percent
Net revenue:
United States	$8,568	$4,183	$4,385	105
International:
South Korea	33,998	10,259	23,739	231
China	3,599	13,081	(9,482)	(72)
Taiwan	5,520	10,822	(5,302)	(49)
Other Asia	5,365	2,281	3,084	135
Europe and others	1,204	2,572	(1,368)	(53)
	49,686	39,015	10,671	27
Total net revenue	$58,254	$43,198	$15,056	35
The increase in net revenue during the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, was largely attributable to higher overall net revenue from our etch and strip systems into memory applications and our rapid thermal processing systems into the foundry and logic sectors. On a long-term basis, we expect investment in capital equipment to remain positive, predominantly driven by a memory investment cycle and foundry spending for 20 and sub-20 nanometer processing technologies.
During the first quarter of 2015, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended March 29, 2015 and March 30, 2014, international sales comprised approximately 85 percent and 90 percent, respectively, of our total net revenue.
For the three months ended March 29, 2015, two customers accounted for 10 percent or more of our total net revenue, representing approximately 63 percent and 13 percent of our total net revenue, respectively. For the three months ended March 30, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 59 percent and 16 percent of our total net revenue, respectively.
Cost of Goods Sold and Gross Margin
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs and charges for excess and obsolete inventory.
Our gross margin percentage increased approximately 3 percentage points, from 34 percent during the three months ended March 30, 2014 to 37 percent during the three months ended March 29, 2015. The increase is primarily attributable to better inventory management, improved absorption of fixed costs resulting from the increase in production as well as a more favorable product mix.
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
Research, development and engineering expenses increased by $0.7 million, or 16 percent, during the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This increase was largely attributable to an increase in activities related to development of new process applications for our products.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.

Selling, general and administrative expenses increased by $1.4 million, or 19 percent, during the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This increase was primarily due to increased spending on personnel and sales-related expenses to support higher revenue levels and customer engagements.
Interest Income (Expense), net
Interest expense was minimal during the three months ended March 29, 2015. Interest expense was $0.1 million during the three months ended March 30, 2014, which relates to fees associated with our unused borrowings under our credit facility.
Other Income (Expense), net
Other income (expense), net was $0.4 million in expense during the three months ended March 29, 2015 and $0.1 million income during the three months ended March 30, 2014. The other income (expense), net for both periods primarily consisted of foreign exchange gains and losses from foreign currency denominated inter-company balances.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
We recorded an income tax provision of $0.5 million and $0.2 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The income tax provision for both periods was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 29, 2015 and December 31, 2014 were $26.4 million and $22.8 million, respectively. Working capital as of March 29, 2015 was $73.3 million, compared to $68.6 million as of December 31, 2014. Stockholders' equity as of March 29, 2015 was $81.6 million, compared to $75.1 million as of December 31, 2014. The aforementioned increases in working capital and stockholders' equity are primarily related to cash proceeds from the exercise of 0.7 million shares of common stock during the quarter and $3.0 million of cash generated through our operating activities.

	Three Months Ended
	March 29, 2015	March 30, 2014
Net cash provided by (used in) operating activities	$2,950	$(13,461)
Net cash used in investing activities	(458)	(393)
Net cash provided by financing activities	1,225	17,126
Effect of exchange rate changes on cash and cash equivalents	(31)	(507)
Net increase in cash and cash equivalents	$3,686	$2,765
Liquidity and Capital Resources Outlook
As of March 29, 2015, our primary sources of liquidity were $26.4 million of cash and cash equivalents, as well as $25.0 million available to us under our credit facility, along with the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of March 29, 2015, we had no outstanding borrowing under the credit facility.
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
Operating Activities
Net cash provided by operations was $3.0 million for the three months ended March 29, 2015, comprised primarily of $6.3 million in net income and $1.4 million in non-cash charges, partially offset by $4.7 million of cash decreases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $0.6 million of depreciation and amortization and $0.5 million of stock-based compensation. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $4.6 million increase in accounts receivable and advance billings attributable to shipments late in the first quarter for which collections are anticipated during the second quarter of 2015; a $0.8 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters; a $0.3 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; and a $0.1 million decrease in deferred revenue; partially offset by a $0.8 million increase in accrued compensation and benefits and other current liabilities, which primarily consists of an increase in warranty reserves related to the higher revenue levels in the current quarter and an increase in accrued income taxes payable; a $0.1 million increase in other liabilities; and a $0.1 million decrease in prepaid expenses and other assets.
Net cash used in operations was $13.5 million for the three months ended March 30, 2014, comprised primarily of $17.1 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $2.5 million in net income and $1.1 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an $11.4 million increase in accounts receivable and advance billings, a $9.6 million increase in inventory and a $3.1 million increase in prepaid expenses. These changes were partially offset by a $5.6 million increase in accounts payable, accrued compensation and benefits and other current liabilities and a $1.6 million increase in deferred revenue. The increase in accounts receivable and advance billings was primarily due to the timing of billing and collections during the first quarter of 2014, with a large portion of equipment sales back-end loaded during the quarter. The increase in inventory primarily resulted from the receipt of inventory for sale in subsequent quarters. The increase in prepaid expense was primarily attributable to an increase in prepaid inventory. The increase in accounts payable, accrued compensation and benefits and other current liabilities were largely attributable to an increase in accrued compensation and benefits and a higher accounts payable balance resulting from the timing of purchases and payments to vendors and services providers. Non-cash charges consisted primarily of $0.7 million of depreciation and amortization and $0.3 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $0.5 million and $0.4 million during the three months ended March 29, 2015 and March 30, 2014, respectively, which primarily consisted of our capital spending in each period.
Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 29, 2015, which consisted of $1.5 million in proceeds from the issuance of common stock through stock option exercises, partially offset by $0.3 million in payments for withholding taxes related to the net share settlement of restricted stock units.
Net cash provided by financing activities was $17.1 million for the three months ended March 30, 2014, which primarily consisted of approximately $31.1 million in net proceeds from our February 2014 stock offering partially offset by repayment of $14.0 million of borrowings under our revolving credit facility.
Off-Balance Sheet Arrangements
As of March 29, 2015, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
Contractual Obligations
Under U.S. GAAP, certain obligations and commitments are not required to be included in our condensed consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2014 Annual Report on Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate risk related to our borrowings. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, (i) extending the term of our credit facility to October 12, 2017, (ii) amending and/or waiving compliance with certain financial covenants, and (iii) allowing us to make a one-time request to increase the existing credit facility up to an additional $25.0 million.
At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. As of March 29, 2015, we had no borrowings outstanding under the credit facility. An increase in the interest rate on the credit facility by 1.0 percent would increase the annual interest expense by $0.3 million, assuming we had borrowed $25.0 million for the entire year.
Since we generally invest most of our cash in non-interest bearing bank accounts, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of March 29, 2015, our U.S. operations had approximately $6.8 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.7 million (U.S. dollar strengthening), or a loss of $0.7 million (U.S. dollar weakening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.
We recorded a $0.4 million foreign currency exchange loss and a $0.1 million foreign currency exchange gain during the three months ended March 29, 2015 and March 30, 2014, respectively, in other income (expense), net in the accompanying condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 29, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the three months ended March 29, 2015, two customers accounted for 10 percent or more of our total net revenue, representing approximately 63 percent and 13 percent of our total net revenue, respectively. For each of the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for approximately 76 percent, 73 percent and 60 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

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

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including the delay in the second quarter of 2012 described above. More recently, we have seen delays in our customer's spending in DRAM and across sub-20 nanometer foundry and logic businesses during the first half of 2015. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net revenue. If shipments of orders in backlog are canceled or delayed, net revenue could fall below our expectations and the expectations of market analysts and investors.

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

The semiconductor industry has historically experienced periodic downturns due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-user demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions, and general economic conditions. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, during the first half of 2015, we have seen delays in our customer's spending in DRAM and across sub-20 nanometer foundry and logic businesses. Also, during the second quarter of 2012, we experienced a delay in the shipment of SUPREMA strip systems as a result of softness in the industry, resulting in a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.

We incurred operating losses from 2008 through 2013 and have generated negative cash flows from operating activities from 2008 through 2014. As of March 29, 2015, we had cash and cash equivalents of $26.4 million and working capital of $73.3 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of March 29, 2015, we had no outstanding borrowing under the credit facility. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the credit facility, extending the term of the credit facility to October 12, 2017. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

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

International sales accounted for 85 percent of our net revenue for the three months ended March 29, 2015, and 86 percent and 90 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 83 percent of our net revenue for the three months ended March 29, 2015, and 81 percent and 85 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of March 29, 2015, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

In 2014, we entered into several amendments and waivers of our credit facility with Silicon Valley Bank that amended certain financial covenants and waived compliance with certain financial covenants. We may not be able to obtain waivers of covenants in the future, and a failure to comply with the covenants and other provisions of the credit facility could result a lack of availability for borrowing under the credit facility or events of default, which could permit acceleration of repayment of all amounts due under the credit facility. Any required repayment of our credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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

Our restated certificate of incorporation and restated bylaws and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our restated certificate of incorporation, our restated bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:

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

We are subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15 percent or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15 percent or more of our outstanding voting stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
3.3	Certificate of Elimination of Series A Preferred Stock of Mattson Technology, Inc.	8-K	5/5/2015	3.1
4.1	Amendment No. 3 to Rights Agreement, dated May 5, 2015, between Mattson Technology, Inc. and Computershare Trust Company, N.A., as Rights Agent and successor to Mellon Investor Services, LLC.	8-K	5/5/2015	4.1
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

May 6, 2015

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

May 6, 2015

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

May 6, 2015

By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)