Form 10-Q
period 2015-06-28
MATTSON TECHNOLOGY INC
filed 2015-07-31
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR
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
YES    ☐    NO    ☒
At July 24, 2015 there were 75,106,957 shares of common stock outstanding.

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenue	$43,334	$42,029	$101,588	$85,227
Cost of goods sold	27,315	28,733	64,175	57,285
Gross margin	16,019	13,296	37,413	27,942
Operating expenses:
Research, development and engineering	5,184	4,446	10,434	8,970
Selling, general and administrative	8,158	6,690	16,999	14,111
Restructuring and other charges	—	111	—	111
Total operating expenses	13,342	11,247	27,433	23,192
Income from operations	2,677	2,049	9,980	4,750
Interest income (expense), net	(33)	(21)	(67)	(147)
Other income (expense), net	15	(142)	(428)	(63)
Income before income taxes	2,659	1,886	9,485	4,540
Provision for (benefit from) income taxes	78	(30)	599	159
Net income	$2,581	$1,916	$8,886	$4,381
Net income per share:
Basic	$0.03	$0.03	$0.12	$0.06
Diluted	$0.03	$0.03	$0.12	$0.06
Shares used in computing net income per share:
Basic	74,920	73,532	74,611	69,943
Diluted	77,019	74,679	76,973	71,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$2,581	$1,916	$8,886	$4,381
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	492	133	(1,042)	(483)
Other comprehensive income (loss)	492	133	(1,042)	(483)
Comprehensive income	$3,073	$2,049	$7,844	$3,898

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 28, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,863	$22,760
Accounts receivable, net of allowance for doubtful accounts of $683 as of June 28, 2015 and $669 as of December 31, 2014	26,294	33,578
Advance billings	3,329	4,653
Inventories	42,768	40,579
Prepaid expenses and other current assets	7,515	9,767
Total current assets	110,769	111,337
Property and equipment, net	9,587	7,534
Restricted cash	1,979	1,993
Other assets	530	623
Total assets	$122,865	$121,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,128	$22,434
Accrued compensation and benefits	7,017	4,601
Deferred revenues, current	7,371	9,110
Other current liabilities	6,739	6,630
Total current liabilities	34,255	42,775
Deferred revenues, non-current	755	1,160
Other liabilities	2,504	2,442
Total liabilities	37,514	46,377
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 79,376 shares issued and 75,021 shares outstanding as of June 28, 2015; 78,267 shares issued and 74,009 shares outstanding as of December 31, 2014	79	78
Additional paid-in capital	690,685	687,871
Accumulated other comprehensive income	17,129	18,171
Treasury stock, 4,355 shares as of June 28, 2015 and 4,258 shares as of December 31, 2014	(38,501)	(38,083)
Accumulated deficit	(584,041)	(592,927)
Total stockholders' equity	85,351	75,110
Total liabilities and stockholders' equity	$122,865	$121,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$8,886	$4,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,205	1,378
Stock-based compensation	1,094	685
Other non-cash items	195	93
Changes in assets and liabilities:
Accounts receivable	7,225	1,768
Advance billings	1,324	(493)
Inventories	(5,088)	(9,279)
Prepaid expenses and other assets	1,822	(994)
Accounts payable	(9,141)	(6,752)
Accrued compensation and benefits and other current liabilities	2,331	1,582
Deferred revenues	(2,144)	(3,165)
Other liabilities	263	(88)
Net cash provided by (used in) operating activities	7,972	(10,884)
Cash flows from investing activities:
Purchases of property and equipment	(1,050)	(452)
Other	—	1
Net cash used in investing activities	(1,050)	(451)
Cash flows from financing activities:
Repayment of revolving credit facility	—	(14,000)
Proceeds from issuance of common stock, net	1,302	31,921
Net cash provided by financing activities	1,302	17,921
Effect of exchange rate changes on cash and cash equivalents	(121)	(497)
Net increase in cash and cash equivalents	8,103	6,089
Cash and cash equivalents, beginning of period	22,760	14,578
Cash and cash equivalents, end of period	$30,863	$20,667

Supplemental disclosure of non-cash transactions:
Transfer of inventories into property and equipment	$1,988	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of June 28, 2015, the statements of operations for the three and six months ended June 28, 2015 and June 29, 2014, statements of comprehensive income for the three and six months ended June 28, 2015 and June 29, 2014, and the statements of cash flows for the six months ended June 28, 2015 and June 29, 2014, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and six months ended June 28, 2015 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2015.
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
Recent Developments
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In July 2015, the FASB delayed the effective date of this standard by one year. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us as of the first quarter of our fiscal year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 28, 2015 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $2.0 million for each of the periods ended June 28, 2015 and December 31, 2014, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 6. Commitments and Contingencies.
Components of inventories as of June 28, 2015 and December 31, 2014 are shown below (in thousands):

	June 28, 2015	December 31, 2014
Inventories:
Purchased parts and raw materials	$31,099	$28,143
Work-in-process	9,567	10,832
Finished goods	2,102	1,604
	$42,768	$40,579
Components of prepaid expenses and other current assets as of June 28, 2015 and December 31, 2014 are shown below (in thousands):

	June 28, 2015	December 31, 2014
Prepaid expenses and other current assets:
Value-added tax	$3,059	$4,184
Other current assets	4,456	5,583
	$7,515	$9,767

Components of property and equipment as of June 28, 2015 and December 31, 2014 are shown below (in thousands):

	June 28, 2015	December 31, 2014
Property and equipment, net:
Machinery and equipment	$41,866	$40,777
Furniture and fixtures	8,634	9,079
Leasehold improvements	16,471	17,646
	66,971	67,502
Less: accumulated depreciation	(57,384)	(59,968)
	$9,587	$7,534
Components of other current liabilities as of June 28, 2015 and December 31, 2014 are shown below (in thousands):

	June 28, 2015	December 31, 2014
Other current liabilities:
Warranty	$3,466	$2,803
Value-added tax	1,035	1,547
Accrued restructuring charge, current	112	366
Other	2,126	1,914
	$6,739	$6,630

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of June 28, 2015 and December 31, 2014, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments as of June 28, 2015 and December 31, 2014 (in thousands):

	June 28, 2015		December 31, 2014
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$15,009	$15,009	$7,007	$7,007
Restricted cash:
Money market funds	1,807	1,807	1,806	1,806
Total assets measured at fair value	$16,816	$16,816	$8,813	$8,813

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, which (i) extended the term of our credit facility to October 12, 2017, (ii) amended and/or waived compliance with certain financial covenants, and (iii) granted us the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of June 28, 2015 and December 31, 2014, we had no outstanding borrowings under the credit facility.
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
As of June 28, 2015 and December 31, 2014, we had accrued restructuring charges of $0.1 million and $0.4 million, respectively, which were classified within other current liabilities in the condensed consolidated balance sheets. During the three and six months ended June 28, 2015, we did not incur any restructuring and other charges. During the three and six months ended June 29, 2014, we incurred $0.1 million in restructuring charges related to workforce reductions.

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

The following table summarizes changes in our product warranty accrual for the three and six months ended June 28, 2015 and June 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Beginning balance	$3,343	$1,932	$2,803	$1,786
Warranties issued in the period	777	599	1,649	1,151
Costs to service warranties	(879)	(1,099)	(1,861)	(1,682)
Warranty accrual adjustments	225	656	875	833
Ending balance	$3,466	$2,088	$3,466	$2,088
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by bank accounts and money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of June 28, 2015, the maximum potential amount that we could be required to pay was $1.9 million, the total amount of outstanding standby letters of credit, which were secured by $2.0 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of June 28, 2015.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $11.6 million based on the applicable exchange rate as of June 28, 2015), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million less any royalties paid to date, or through December 31, 2020. We have recorded approximately C$0.6 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.
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
As of June 28, 2015, we had approximately 3.9 million shares available for future grants under our 2012 Equity Incentive Plan (the "2012 Plan").
On May 28, 2015, the stockholders approved an amendment to our 2012 Plan, (i) increasing the number of shares reserved for issuance under the 2012 Plan by an additional 2.5 million shares bringing the total number of shares reserved thereunder, to 19,475,000 shares; and (ii) removing the 1.75 share accounting ratio applicable to stock awards and restricted stock units.
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
The following table summarizes the stock option activity under all of our equity incentive plans for the six months ended June 28, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2014	4,920	$2.01
Granted	711	$3.38
Exercised	(776)	$2.05
Forfeited or expired	(279)	$5.07
Outstanding as of June 28, 2015	4,576	$2.03	4.6	$6,651
Exercisable as of June 28, 2015	2,690	$1.75	3.8	$4,657

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on June 26, 2015 for all in-the-money options.
The following table provides supplemental information pertaining to our stock options for the six months ended June 28, 2015 and June 29, 2014 (in thousands, except weighted-average fair values):

	Six Months Ended
	June 28, 2015	June 29, 2014
Weighted-average fair value of options granted, per share	$1.70	$1.24
Intrinsic value of options exercised	$2,013	$358
Cash received from options exercised	$1,588	$256

Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of June 28, 2015, we only had time-based RSUs outstanding.

Time-Based Restricted Stock Units
Historically, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. In December 2013, our Board of Directors approved a quarterly vesting schedule for RSUs. On occasion, we grant time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted prior to May 28, 2015 under the 2012 Plan are counted against the total number of shares of common stock available for grant under the 2012 Plan at 1.75 shares of common stock for every one share of common stock subject thereto.
The associated stock-based compensation expense on time-based RSUs is determined based on the fair value of our common stock on the date of grant of the RSU and recognized over the vesting period.
The following table summarizes RSU activity under all of our equity incentive plans for the six months ended June 28, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2014	877	$2.06
Granted	921	$3.37
Released	(293)	$2.33
Forfeited	(57)	$2.78
Outstanding as of June 28, 2015	1,448	$2.81

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan ("1994 Plan") is a non-compensatory employee stock purchase plan ("ESPP"), which allows each eligible employee to withhold up to 15 percent of gross compensation over semi-annual six month ESPP periods to purchase shares of our common stock, limited to 4,000 shares per ESPP period in 2015. Under the ESPP, employees purchase stock at a price equal to 90 percent of the fair market value (generally the closing price of our common stock) on the last trading day prior to the end of the six month ESPP offering period.

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.5 million shares were available for issuance as of June 28, 2015. We issued approximately 40,000 shares during the first ESPP period in 2015, with an average purchase price of $3.51.

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

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Expected dividend yield	—	—	—	—
Expected stock price volatility	65%	67%	66%	67%
Risk-free interest rate	1.3%	1.3%	1.1%	1.3%
Expected life of options in years	4.0	4.0	4.0	4.0
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
Our stock-based compensation for the three and six months ended June 28, 2015 and June 29, 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Stock-based compensation by type of award:
Stock options	$266	$249	$511	$496
Restricted stock units	307	126	573	165
Employee stock purchase plan	5	12	10	24
	$578	$387	$1,094	$685
Stock-based compensation by category of expense:
Cost of goods sold	$39	$8	$73	$11
Research, development and engineering	70	47	133	87
Selling, general and administrative	469	332	888	587
	$578	$387	$1,094	$685
We did not capitalize any stock-based compensation into inventory in the three and six months ended June 28, 2015 and June 29, 2014, as such amounts were immaterial. As of June 28, 2015, we had $1.8 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.6 years. As of June 28, 2015, we had $3.0 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 3.0 years.

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

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$3,006	7	$6,392	15	$11,574	11	$10,575	12
South Korea	26,742	62	23,863	57	60,740	60	34,122	40
China	5,115	12	2,268	5	8,715	9	15,349	18
Taiwan	2,518	6	5,498	13	8,038	8	16,320	19
Other Asia	4,866	11	1,589	4	10,230	10	3,870	5
Europe and others	1,087	2	2,419	6	2,291	2	4,991	6
	$43,334	100	$42,029	100	$101,588	100	$85,227	100
For the three months ended June 28, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 67 percent of our total net revenue. For the six months ended June 28, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 65 percent of our total net revenue.
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
As of June 28, 2015, one customer accounted for 10 percent or more of our total net accounts receivable, representing approximately 59 percent of our total net accounts receivable. As of December 31, 2014, one customer accounted for 10 percent or more of our net accounts receivable, representing approximately 74 percent of our total net accounts receivable.
Geographical information relating to our property and equipment, net, as of June 28, 2015 and December 31, 2014 was as follows (in thousands):

	June 28, 2015	December 31, 2014
Property and equipment, net:
United States	$4,294	$4,140
Germany	5,099	3,185
Others	194	209
	$9,587	$7,534

10.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
For the three and six months ended June 28, 2015, we recorded an income tax provision of $0.1 million and $0.6 million, respectively. For the three and six months ended June 29, 2014, we recorded a minimal income tax benefit and a $0.2 million income tax provision, respectively. The net tax provision for all periods was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

11.	NET INCOME PER SHARE
We present both basic and diluted net income per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock are determined using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost yet to be recognized for future service, and the amount of tax benefits that is to be recorded when the award becomes deductible are assumed to be used to repurchase shares.
The following table presents the computation of net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Numerator:
Net income	$2,581	$1,916	$8,886	$4,381
Denominator:
Weighted-average shares outstanding - basic	74,920	73,532	74,611	69,943
Effect of dilutive stock options and restricted stock units	2,099	1,147	2,362	1,462
Weighted-average shares outstanding - diluted	77,019	74,679	76,973	71,405
Net income per share of common stock:
Basic	$0.03	$0.03	$0.12	$0.06
Diluted	$0.03	$0.03	$0.12	$0.06
For the three and six months ended June 28, 2015, options and RSUs totaling 0.8 million shares and 0.7 million shares, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 29, 2014, options and RSUs totaling 2.9 million shares and 2.5 million shares, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive effect.

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

•
The Helios XP, our conventional RTP product, continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP has established industry leading technical performance in 20 nanometer production with its dual side wafer heating and differential thermal energy control. When the transition to sub-20 nanometer and 3D technologies ramps up, we anticipate increasing shipments of our Helios products in the memory segment.

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

•
Our dry strip products, including our Suprema XP, continue to make a steady contribution to our business as our established customers in foundry/logic and memory are expected to continue to make investments.

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
There were no significant changes to our critical accounting policies during the six months ended June 28, 2015. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
A summary of our results of operations for the three and six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands, except for percentages):

	Three Months Ended
	June 28, 2015		June 29, 2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$43,334	100.0	$42,029	100.0	$1,305	3.1
Cost of goods sold	27,315	63.0	28,733	68.4	(1,418)	(4.9)
Gross margin	16,019	37.0	13,296	31.6	2,723	20.5
Operating expenses:
Research, development and engineering	5,184	12.0	4,446	10.6	738	16.6
Selling, general and administrative	8,158	18.8	6,690	15.9	1,468	21.9
Restructuring and other charges	—	—	111	0.3	(111)	(100.0)
Total operating expenses	13,342	30.8	11,247	26.8	2,095	18.6
Income from operations	2,677	6.2	2,049	4.8	628	30.6
Interest income (expense), net	(33)	(0.1)	(21)	—	(12)	57.1
Other income (expense), net	15	—	(142)	(0.3)	157	n/m	(1)
Income before income taxes	2,659	6.1	1,886	4.5	773	41.0
Provision for (benefit from) income taxes	78	0.1	(30)	(0.1)	108	n/m	(1)
Net income	$2,581	6.0	$1,916	4.6	$665	34.7
(1)Not meaningful.

	Six Months Ended
	June 28, 2015		June 29, 2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$101,588	100.0	$85,227	100.0	$16,361	19.2
Cost of goods sold	64,175	63.2	57,285	67.2	6,890	12.0
Gross margin	37,413	36.8	27,942	32.8	9,471	33.9
Operating expenses:
Research, development and engineering	10,434	10.3	8,970	10.5	1,464	16.3
Selling, general and administrative	16,999	16.7	14,111	16.6	2,888	20.5
Restructuring and other charges	—	—	111	0.1	(111)	(100.0)
Total operating expenses	27,433	27.0	23,192	27.2	4,241	18.3
Income from operations	9,980	9.8	4,750	5.6	5,230	110.1
Interest income (expense), net	(67)	(0.1)	(147)	(0.2)	80	(54.4)
Other income (expense), net	(428)	(0.4)	(63)	(0.1)	(365)	579.4
Income before income taxes	9,485	9.3	4,540	5.3	4,945	108.9
Provision for income taxes	599	0.6	159	0.2	440	276.7
Net income	$8,886	8.7	$4,381	5.1	$4,505	102.8
(1)Not meaningful.

Net Revenue
A summary of our net revenue for the three and six months ended June 28, 2015 and June 29, 2014 is as follows (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	Increase (Decrease)		June 28, 2015	June 29, 2014	Increase (Decrease)
			Amount	Percent			Amount	Percent
Net revenue:
United States	$3,006	$6,392	$(3,386)	(53)	$11,574	$10,575	$999	9
International:
South Korea	26,742	23,863	2,879	12	60,740	34,122	26,618	78
China	5,115	2,268	2,847	126	8,715	15,349	(6,634)	(43)
Taiwan	2,518	5,498	(2,980)	(54)	8,038	16,320	(8,282)	(51)
Other Asia	4,866	1,589	3,277	206	10,230	3,870	6,360	164
Europe and others	1,087	2,419	(1,332)	(55)	2,291	4,991	(2,700)	(54)
	40,328	35,637	4,691	13	90,014	74,652	15,362	21
Total net revenue	$43,334	$42,029	$1,305	3	$101,588	$85,227	$16,361	19
The increase of $1.3 million in net revenue during the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, was mainly attributable to higher overall net revenue of our thermal processing systems into the foundry and logic sectors and an increase in our spare parts revenue, partially offset by lower revenue from our etch and strip systems as a result of delays in our customer's spending in DRAM in the first half of 2015. The increase of $16.4 million in net revenue during the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, was largely attributable to higher overall net revenue of our thermal processing systems into the foundry and logic sectors and an increase in our spare parts revenue. On a long-term basis, we expect investment in capital equipment to remain positive, predominantly driven by a memory investment cycle and foundry spending for 20 and sub-20 nanometer processing technologies.
During the first half of 2015, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended June 28, 2015 and June 29, 2014, international sales comprised approximately 93 percent and 85 percent, respectively, of our total net revenue. For the six months ended June 28, 2015 and June 29, 2014, international sales comprised 89 percent and 88 percent, respectively, of our total net revenue.
For the three months ended June 28, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 67 percent of our total net revenue. For the three months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 14 percent of our total net revenue, respectively. For the six months ended June 28, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 65 percent of our total net revenue. For the six months ended June 29, 2014, two customers accounted for 10 percent or more of our total net revenue, representing approximately 60 percent and 10 percent of our total net revenue, respectively.
Cost of Goods Sold and Gross Margin
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs and charges for excess and obsolete inventory.
Our gross margin percentage increased approximately 5 percentage points, from 32 percent during the three months ended June 29, 2014 to 37 percent during the three months ended June 28, 2015. The increase is primarily attributable to better inventory management, as well as a more favorable product mix.
Our gross margin percentage increased approximately 4 percentage points, from 33 percent during the six months ended June 29, 2014 to 37 percent during the six months ended June 28, 2015. The increase is primarily attributable to better inventory management, improved absorption of fixed costs resulting from the increase in production as well as a more favorable product mix.
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
Research, development and engineering expenses increased by $0.7 million, or 17 percent, during the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This increase was largely attributable to an increase in activities related to development of new process applications for our products, including employee-related costs and an increase of $0.4 million in engineering materials.
Research, development and engineering expenses increased by $1.5 million, or 16 percent, during the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. This increase was largely attributable to an increase in activities related to development of new process applications for our products, including employee-related costs and an increase of $0.8 million in engineering materials.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses increased by $1.5 million, or 22 percent, during the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. Selling, general and administrative expenses increased by $2.9 million, or 20 percent, during the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. These increases were primarily due to increased employee-related costs to support customer engagements and general business activities.
Interest Income (Expense), net
Interest expense was minimal during the three and six months ended June 28, 2015 and during the three and six months ended June 29, 2014. Interest expense relates primarily to fees associated with our unused borrowings under our credit facility.
Other Income (Expense), net
Other income (expense), net was $15,000 in income and $0.1 million in expense during the three months ended June 28, 2015 and June 29, 2014, respectively, and $0.4 million and $0.1 million in expense during the six months ended June 28, 2015 and June 29, 2014, respectively. The other income (expense), net for all periods presented primarily consisted of foreign exchange gains and losses from the revaluation of foreign currency denominated inter-company balances.
Provision for (Benefit from) Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year. The income tax provision for all periods presented was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 28, 2015 and December 31, 2014 were $30.9 million and $22.8 million, respectively. Working capital as of June 28, 2015 was $76.5 million, compared to $68.6 million as of December 31, 2014. Stockholders' equity as of June 28, 2015 was $85.4 million, compared to $75.1 million as of December 31, 2014. The aforementioned increases in working capital and stockholders' equity are primarily related to cash proceeds from the exercise of options related to 0.8 million shares of common stock during the period and $8.0 million of cash generated through our operating activities.

	Six Months Ended
	June 28, 2015	June 29, 2014
Net cash provided by (used in) operating activities	$7,972	$(10,884)
Net cash used in investing activities	(1,050)	(451)
Net cash provided by financing activities	1,302	17,921
Effect of exchange rate changes on cash and cash equivalents	(121)	(497)
Net increase in cash and cash equivalents	$8,103	$6,089
Liquidity and Capital Resources Outlook
As of June 28, 2015, our primary sources of liquidity were $30.9 million of cash and cash equivalents, as well as $25.0 million available to us under our credit facility, along with the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of June 28, 2015, we had no outstanding borrowing under the credit facility.
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
Operating Activities
Net cash provided by operations was $8.0 million for the six months ended June 28, 2015, comprised primarily of $8.9 million in net income and $2.5 million in non-cash charges, partially offset by $3.4 million of cash decreases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $1.2 million of depreciation and amortization and $1.1 million of stock-based compensation. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $9.1 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; a $5.1 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters and a $2.0 million transfer of prior year inventories into property and equipment; a $2.1 million decrease in deferred revenue; partially offset by a $8.5 million decrease in accounts receivable and advance billings attributable to the timing of shipments and collections; a $2.3 million increase in accrued compensation and benefits and other current liabilities, which primarily consists of a $0.7 million increase in warranty reserves related to the higher revenue levels in the first half of the year and a $2.4 million increase in accrued compensation and benefits related to increased employee-related costs to support the higher revenue levels, partially offset by a $0.5 million decrease in accrued value-added taxes and a $0.3 million decrease in accrued restructuring liabilities; a $1.8 million decrease in prepaid expenses and other assets; and a $0.3 million increase in other liabilities.

Net cash used in operations was $10.9 million for the six months ended June 29, 2014, comprised primarily of $17.4 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $4.4 million in net income and $2.2 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $9.3 million increase in inventory; a $5.2 million decrease in accounts payable and accrued compensation and benefits and other current liabilities; a $3.2 million decrease in deferred revenue; and a $1.0 million increase in prepaid expenses and other assets; partially offset by a $1.3 million decrease in accounts receivable and advance billings. The increase in inventory primarily resulted from the receipt of inventory intended for sale in future quarters. The decrease in accounts payable, accrued compensation and benefits and other current liabilities was largely attributable to the timing of purchases and payments to vendors and services providers. The decrease in deferred revenue was primarily related to the timing of revenue recognition for deliverables under a volume purchase agreement. Non-cash charges consisted primarily of $1.4 million of depreciation and amortization and $0.7 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $1.1 million and $0.5 million during the six months ended June 28, 2015 and June 29, 2014, respectively, which primarily consisted of our capital spending in each period.
Financing Activities
Net cash provided by financing activities was $1.3 million for the six months ended June 28, 2015, which consisted of $1.6 million in proceeds from the issuance of common stock through stock option exercises and $0.1 million in proceeds from the issuance of common stock through the employee stock purchase plan, partially offset by $0.4 million in payments for withholding taxes related to the net share settlement of restricted stock units.
Net cash provided by financing activities was $17.9 million for the six months ended June 29, 2014, which primarily consisted of $31.7 million in net proceeds from our February 2014 stock offering and $0.2 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by the repayment of $14.0 million of borrowings under our revolving credit facility.
Off-Balance Sheet Arrangements
As of June 28, 2015, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
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
At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. As of June 28, 2015, we had no borrowings outstanding under the credit facility. An increase in the interest rate on the credit facility by 1.0 percent would increase the annual interest expense by $0.3 million, assuming we had borrowed $25.0 million for the entire year.
Since we generally invest most of our cash in non-interest bearing bank accounts or low yield money market funds, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of June 28, 2015, our U.S. operations had approximately $3.9 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a profit of $0.4 million (U.S. dollar strengthening), or a loss of $0.4 million (U.S. dollar weakening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.
We recorded a $0.4 million and a $0.1 million foreign currency exchange loss during the six months ended June 28, 2015 and June 29, 2014, respectively, in other income (expense), net in the accompanying condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 28, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the three months ended June 28, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 67 percent of our total net revenue. For each of the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for approximately 76 percent, 73 percent and 60 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

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

We incurred operating losses from 2008 through 2013 and have generated negative cash flows from operating activities from 2008 through 2014. As of June 28, 2015, we had cash and cash equivalents of $30.9 million and working capital of $76.5 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of June 28, 2015, we had no outstanding borrowing under the credit facility. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the credit facility, extending the term of the credit facility to October 12, 2017. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

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

International sales accounted for 89 percent of our net revenue for the six months ended June 28, 2015, and 86 percent and 90 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 86 percent of our net revenue for the six months ended June 28, 2015, and 81 percent and 85 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We again incurred net losses from 2008 through the third quarter of 2013, due to our fluctuating revenue levels and/or declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future quarters and years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenue. As a result, we may incur losses in the future, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of June 28, 2015, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
3.3	Certificate of Elimination of Series A Preferred Stock of Mattson Technology, Inc.	8-K	5/5/2015	3.1
4.1	Amendment No. 3 to Rights Agreement, dated May 5, 2015, between Mattson Technology, Inc. and Computershare Trust Company, N.A., as Rights Agent and successor to Mellon Investor Services, LLC.	8-K	5/5/2015	4.1
10.1	Mattson Technology, Inc. 2012 Equity Incentive Plan	8-K	5/29/2015	10.1
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

July 31, 2015

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

July 31, 2015

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

July 31, 2015

By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)