Form 10-Q
period 2015-09-27
MATTSON TECHNOLOGY INC
filed 2015-11-02
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
OR
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
YES    ☐    NO    ☒
At October 27, 2015 there were 75,215,303 shares of common stock outstanding.

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenue	$38,894	$38,430	$140,482	$123,657
Cost of goods sold	25,347	25,432	89,522	82,717
Gross margin	13,547	12,998	50,960	40,940
Operating expenses:
Research, development and engineering	4,033	4,849	14,467	13,819
Selling, general and administrative	7,812	7,302	24,811	21,413
Restructuring and other charges	—	301	—	412
Total operating expenses	11,845	12,452	39,278	35,644
Income from operations	1,702	546	11,682	5,296
Interest income (expense), net	(35)	(47)	(102)	(194)
Other income (expense), net	575	148	207	85
Income before income taxes	2,242	647	11,787	5,187
Provision for income taxes	219	110	878	269
Net income	$2,023	$537	$10,909	$4,918
Net income per share:
Basic	$0.03	$0.01	$0.15	$0.07
Diluted	$0.03	$0.01	$0.14	$0.07
Shares used in computing net income per share:
Basic	75,129	73,731	74,785	71,215
Diluted	76,546	75,023	76,849	72,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$2,023	$537	$10,909	$4,918
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	(682)	(1,287)	(1,723)	(1,770)
Other comprehensive income (loss)	(682)	(1,287)	(1,723)	(1,770)
Comprehensive income (loss)	$1,341	$(750)	$9,186	$3,148

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,699	$22,760
Accounts receivable, net of allowance for doubtful accounts of $557 as of September 27, 2015 and $669 as of December 31, 2014	23,826	33,578
Advance billings	2,852	4,653
Inventories	42,611	40,579
Prepaid expenses and other current assets	6,122	9,767
Total current assets	112,110	111,337
Property and equipment, net	8,754	7,534
Restricted cash	1,811	1,993
Other assets	500	623
Total assets	$123,175	$121,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,706	$22,434
Accrued compensation and benefits	6,197	4,601
Deferred revenues, current	6,757	9,110
Other current liabilities	6,038	6,630
Total current liabilities	32,698	42,775
Deferred revenues, non-current	552	1,160
Other liabilities	2,477	2,442
Total liabilities	35,727	46,377
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 79,595 shares issued and 75,213 shares outstanding as of September 27, 2015; 78,267 shares issued and 74,009 shares outstanding as of December 31, 2014	80	78
Additional paid-in capital	691,503	687,871
Accumulated other comprehensive income	16,448	18,171
Treasury stock, 4,382 shares as of September 27, 2015 and 4,258 shares as of December 31, 2014	(38,565)	(38,083)
Accumulated deficit	(582,018)	(592,927)
Total stockholders' equity	87,448	75,110
Total liabilities and stockholders' equity	$123,175	$121,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$10,909	$4,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,196	2,192
Stock-based compensation	1,670	1,085
Other non-cash items	123	108
Changes in assets and liabilities:
Accounts receivable	9,784	(5,636)
Advance billings	1,801	761
Inventories	(4,909)	(5,589)
Prepaid expenses and other assets	3,185	(1,462)
Accounts payable	(8,554)	(14,145)
Accrued compensation and benefits and other current liabilities	963	2,510
Deferred revenues	(2,961)	(3,127)
Other liabilities	98	(138)
Net cash provided by (used in) operating activities	14,305	(18,523)
Cash flows from investing activities:
Purchases of property and equipment	(1,114)	(738)
Other	167	80
Net cash used in investing activities	(947)	(658)
Cash flows from financing activities:
Repayment of revolving credit facility	—	(14,000)
Proceeds from issuance of common stock, net	1,483	31,972
Net cash provided by financing activities	1,483	17,972
Effect of exchange rate changes on cash and cash equivalents	(902)	(920)
Net increase (decrease) in cash and cash equivalents	13,939	(2,129)
Cash and cash equivalents, beginning of period	22,760	14,578
Cash and cash equivalents, end of period	$36,699	$12,449

Supplemental disclosure of non-cash transactions:
Transfer of inventories into property and equipment	$1,988	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of September 27, 2015, the statements of operations for the three and nine months ended September 27, 2015 and September 28, 2014, statements of comprehensive income for the three and nine months ended September 27, 2015 and September 28, 2014, and the statements of cash flows for the nine months ended September 27, 2015 and September 28, 2014, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2015.
The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The results of operations for the three and nine months ended September 27, 2015 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2015.
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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the adoption of this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial statements and footnote disclosures. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. As of September 27, 2015, we continue to record our unamortized debt issuance costs in connection with our revolving credit facility as an asset.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 by one year. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, we are required to measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for fiscal 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 27, 2015 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS
We had restricted cash of $1.8 million and $2.0 million for the periods ended September 27, 2015 and December 31, 2014, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 5. Commitments and Contingencies.

Components of inventories are shown below (in thousands):

	September 27, 2015	December 31, 2014
Inventories:
Purchased parts and raw materials	$27,137	$28,143
Work-in-process	14,294	10,832
Finished goods	1,180	1,604
	$42,611	$40,579
Components of prepaid expenses and other current assets are shown below (in thousands):

	September 27, 2015	December 31, 2014
Prepaid expenses and other current assets:
Value-added tax	$2,475	$4,184
Other current assets	3,647	5,583
	$6,122	$9,767
Components of property and equipment are shown below (in thousands):

	September 27, 2015	December 31, 2014
Property and equipment, net:
Machinery and equipment	$41,600	$40,777
Furniture and fixtures	8,612	9,079
Leasehold improvements	16,470	17,646
	66,682	67,502
Less: accumulated depreciation	(57,928)	(59,968)
	$8,754	$7,534
Components of other current liabilities are shown below (in thousands):

	September 27, 2015	December 31, 2014
Other current liabilities:
Warranty	$3,408	$2,803
Value-added tax	492	1,547
Accrued restructuring charge, current	52	366
Other	2,086	1,914
	$6,038	$6,630

3.	FAIR VALUE MEASUREMENT
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
Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of September 27, 2015 and December 31, 2014, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.
Cash and cash equivalents and restricted cash are carried at fair value. Accounts receivable and accounts payable are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments (in thousands):

	September 27, 2015		December 31, 2014
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$15,010	$15,010	$7,007	$7,007
Restricted cash:
Money market funds	1,811	1,811	1,806	1,806
Total assets measured at fair value	$16,821	$16,821	$8,813	$8,813

4.	REVOLVING CREDIT FACILITY
On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, which (i) extended the term of our credit facility to October 12, 2017, (ii) amended and/or waived compliance with certain financial covenants, and (iii) granted us the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of September 27, 2015 and December 31, 2014, we had no outstanding borrowings under the credit facility.
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

The following table summarizes changes in our product warranty accrual for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Beginning balance	$3,466	$2,088	$2,803	$1,786
Warranties issued in the period	416	598	2,065	1,749
Costs to service warranties	(1,128)	(932)	(2,989)	(2,614)
Warranty accrual adjustments	654	507	1,529	1,340
Ending balance	$3,408	$2,261	$3,408	$2,261
Guarantees
In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by bank accounts and money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of September 27, 2015, the maximum potential amount that we could be required to pay was $1.7 million, the total amount of outstanding standby letters of credit, which were secured by $1.8 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of September 27, 2015.
In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $10.7 million based on the applicable exchange rate as of September 27, 2015), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million less any royalties paid to date, or through December 31, 2020. We have recorded approximately C$0.6 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.
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

6.	EMPLOYEE STOCK PLANS
As of September 27, 2015, we had approximately 3.9 million shares available for future grants under our 2012 Equity Incentive Plan (the "2012 Plan").
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
The following table summarizes the stock option activity under all of our equity incentive plans for the nine months ended September 27, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2014	4,920	$2.01
Granted	711	$3.38
Exercised	(911)	$2.00
Forfeited or expired	(394)	$4.26
Outstanding as of September 27, 2015	4,326	$2.03	4.3	$2,226
Exercisable as of September 27, 2015	2,738	$1.77	3.6	$1,811

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on September 27, 2015 for all in-the-money options.
The following table provides supplemental information pertaining to our stock options for the periods indicated (in thousands, except weighted-average fair values):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Weighted-average fair value of options granted, per share	$1.70	$1.23
Intrinsic value of options exercised	$2,204	$455
Cash received from options exercised	$1,824	$339

Restricted Stock Units
The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of September 27, 2015, we only had time-based RSUs outstanding.

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
The following table summarizes RSU activity under all of our equity incentive plans for the nine months ended September 27, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2014	877	$2.06
Granted	921	$3.37
Released	(377)	$2.48
Forfeited	(104)	$2.85
Outstanding as of September 27, 2015	1,317	$2.79

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

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.5 million shares were available for issuance as of September 27, 2015. We issued approximately 40,000 shares during the first ESPP period in 2015, with an average purchase price of $3.51.

7.	STOCK-BASED COMPENSATION
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

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and nine months ended September 27, 2015 and September 28, 2014 (assumptions are not applicable for the three months ended September 27, 2015 as there were no stock options granted during that period):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Expected dividend yield	N/A	—	—	—
Expected stock price volatility	N/A	65%	66%	67%
Risk-free interest rate	N/A	1.4%	1.1%	1.3%
Expected life of options in years	N/A	4.0	4.0	4.0
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
Our stock-based compensation for the periods indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Stock-based compensation by type of award:
Stock options	$254	$244	$765	$740
Restricted stock units	317	143	890	309
Employee stock purchase plan	5	12	15	36
	$576	$399	$1,670	$1,085
Stock-based compensation by category of expense:
Cost of goods sold	$36	$12	$109	$23
Research, development and engineering	60	47	193	135
Selling, general and administrative	480	340	1,368	927
	$576	$399	$1,670	$1,085
We did not capitalize any stock-based compensation into inventory for the three and nine months ended September 27, 2015 and September 28, 2014, as such amounts were immaterial. As of September 27, 2015, we had $1.5 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.4 years. As of September 27, 2015, we had $2.7 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 2.7 years.

8.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
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

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$2,935	7	$8,188	21	$14,509	10	$18,763	15
South Korea	6,699	17	15,613	41	67,439	48	49,735	40
China	15,893	41	853	2	24,607	18	16,202	13
Taiwan	6,855	18	10,746	28	14,894	11	27,066	22
Other Asia	4,273	11	1,718	5	14,503	10	5,588	5
Europe and others	2,239	6	1,312	3	4,530	3	6,303	5
	$38,894	100	$38,430	100	$140,482	100	$123,657	100
For the three months ended September 27, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 46 percent of our total net revenue. For the nine months ended September 27, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 60 percent of our total net revenue.
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
As of September 27, 2015, three customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 31 percent, 10 percent and 10 percent, respectively, of our total net accounts receivable. As of December 31, 2014, one customer accounted for 10 percent or more of our net accounts receivable, representing approximately 74 percent of our total net accounts receivable.
Geographical information relating to our property and equipment, net, as of September 27, 2015 and December 31, 2014 was as follows (in thousands):

	September 27, 2015	December 31, 2014
Property and equipment, net:
United States	$3,590	$4,140
Germany	4,970	3,185
Others	194	209
	$8,754	$7,534

9.	INCOME TAXES
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.
For the three and nine months ended September 27, 2015, we recorded an income tax provision of $0.2 million and $0.9 million, respectively. For the three and nine months ended September 28, 2014, we recorded an income tax provision of $0.1 million and $0.3 million, respectively. The net tax provision for all periods was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

10.	NET INCOME PER SHARE
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
The following table presents the computation of net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Numerator:
Net income	$2,023	$537	$10,909	$4,918
Denominator:
Weighted-average shares outstanding - basic	75,129	73,731	74,785	71,215
Effect of dilutive stock options and restricted stock units	1,417	1,292	2,064	1,422
Weighted-average shares outstanding - diluted	76,546	75,023	76,849	72,637
Net income per share of common stock:
Basic	$0.03	$0.01	$0.15	$0.07
Diluted	$0.03	$0.01	$0.14	$0.07
For the three and nine months ended September 27, 2015, options and RSUs totaling 2.7 million shares and 0.9 million shares, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 28, 2014, options and RSUs totaling 2.9 million shares and 2.3 million shares, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive effect.

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

•
Our paradigmE XP systems continue to run high volume production in advanced DRAM, NAND and 3D-NAND wafer fabs. The combination of the paradigmE XP’s technical capabilities and high productivity have established an etch market position in the memory segment. We also continue to run sub-20 nanometer front-end of line process development tool of record in an advanced foundry.

•
Our conventional RTP product, the Helios XP, has established industry leading technical performance in 20 nanometer foundry/logic and memory volume production sites with its dual side wafer heating and differential thermal energy control. As the transition to sub-20 nanometer and 3D technologies ramps up, we anticipate increasing shipments of our Helios products into both the memory and foundry/logic segments.

•
Our millisecond anneal system, the Millios, is running advanced foundry/logic volume production at multiple manufacturing sites. The Millios, with our proprietary arc lamp technology, achieves leading device performance as well as higher production throughput and system availability. The Millios will play an important role in the volume production of sub-20 nanometer devices.

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
There were no significant changes to our critical accounting policies during the nine months ended September 27, 2015. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
A summary of our results of operations for the three and nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands, except for percentages):

	Three Months Ended
	September 27, 2015		September 28, 2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$38,894	100.0	$38,430	100.0	$464	1.2
Cost of goods sold	25,347	65.2	25,432	66.2	(85)	(0.3)
Gross margin	13,547	34.8	12,998	33.8	549	4.2
Operating expenses:
Research, development and engineering	4,033	10.4	4,849	12.6	(816)	(16.8)
Selling, general and administrative	7,812	20.1	7,302	19.0	510	7.0
Restructuring and other charges	—	—	301	0.8	(301)	(100.0)
Total operating expenses	11,845	30.5	12,452	32.4	(607)	(4.9)
Income from operations	1,702	4.4	546	1.4	1,156	211.7
Interest income (expense), net	(35)	(0.1)	(47)	(0.1)	12	(25.5)
Other income (expense), net	575	1.5	148	0.4	427	288.5
Income before income taxes	2,242	5.8	647	1.7	1,595	246.5
Provision for income taxes	219	0.6	110	0.3	109	99.1
Net income	$2,023	5.2	$537	1.4	$1,486	276.7

	Nine Months Ended
	September 27, 2015		September 28, 2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$140,482	100.0	$123,657	100.0	$16,825	13.6
Cost of goods sold	89,522	63.7	82,717	66.9	6,805	8.2
Gross margin	50,960	36.3	40,940	33.1	10,020	24.5
Operating expenses:
Research, development and engineering	14,467	10.3	13,819	11.2	648	4.7
Selling, general and administrative	24,811	17.7	21,413	17.3	3,398	15.9
Restructuring and other charges	—	—	412	0.3	(412)	(100.0)
Total operating expenses	39,278	28.0	35,644	28.8	3,634	10.2
Income from operations	11,682	8.3	5,296	4.3	6,386	120.6
Interest income (expense), net	(102)	(0.1)	(194)	(0.2)	92	(47.4)
Other income (expense), net	207	0.1	85	0.1	122	143.5
Income before income taxes	11,787	8.4	5,187	4.2	6,600	127.2
Provision for income taxes	878	0.6	269	0.2	609	226.4
Net income	$10,909	7.8	$4,918	4.0	$5,991	121.8

Net Revenue
A summary of our net revenue for the three and nine months ended September 27, 2015 and September 28, 2014 is as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	Increase (Decrease)		September 27, 2015	September 28, 2014	Increase (Decrease)
			Amount	Percent			Amount	Percent
Net revenue:
United States	$2,935	$8,188	$(5,253)	(64)	$14,509	$18,763	$(4,254)	(23)
International:
South Korea	6,699	15,613	(8,914)	(57)	67,439	49,735	17,704	36
China	15,893	853	15,040	1,763	24,607	16,202	8,405	52
Taiwan	6,855	10,746	(3,891)	(36)	14,894	27,066	(12,172)	(45)
Other Asia	4,273	1,718	2,555	149	14,503	5,588	8,915	160
Europe and others	2,239	1,312	927	71	4,530	6,303	(1,773)	(28)
	35,959	30,242	5,717	19	125,973	104,894	21,079	20
Total net revenue	$38,894	$38,430	$464	1	$140,482	$123,657	$16,825	14
The increase of $0.5 million in net revenue during the three months ended September 27, 2015, as compared to the three months ended September 28, 2014, was mainly attributable to higher overall net revenue of our strip systems to the memory sector and an increase in our spare parts and service revenue, partially offset by lower revenue from our thermal tools. The increase of $16.8 million in net revenue during the nine months ended September 27, 2015, as compared to the nine months ended September 28, 2014, was largely attributable to higher overall net revenue from our thermal processing systems sold into the foundry and logic sectors and an increase in our spare parts and service revenue. On a long-term basis, we expect investment in capital equipment to remain positive, predominantly driven by a memory investment cycle and foundry spending for 20 and sub-20 nanometer processing technologies.
During the three and nine months ended September 27, 2015, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended September 27, 2015 and September 28, 2014, international sales comprised approximately 92 percent and 79 percent, respectively, of our total net revenue. For the nine months ended September 27, 2015 and September 28, 2014, international sales comprised 90 percent and 85 percent, respectively, of our total net revenue.
For the three months ended September 27, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 46 percent of our total net revenue. For the three months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 37 percent, 20 percent and 10 percent of our total net revenue, respectively. For the nine months ended September 27, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 60 percent of our total net revenue. For the nine months ended September 28, 2014, three customers accounted for 10 percent or more of our total net revenue, representing approximately 52 percent, 12 percent and 10 percent of our total net revenue, respectively.
Cost of Goods Sold and Gross Margin
Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs and charges for excess and obsolete inventory.
Our gross margin percentage increased approximately 1 percentage point, from 34 percent during the three months ended September 28, 2014 to 35 percent during the three months ended September 27, 2015. The increase is primarily attributable to a more favorable product mix.
Our gross margin percentage increased approximately 3 percentage points, from 33 percent during the nine months ended September 28, 2014 to 36 percent during the nine months ended September 27, 2015. The increase is primarily attributable to better inventory management, improved absorption of fixed costs resulting from the increase in production as well as a more favorable product mix.
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
Research, development and engineering expenses decreased by $0.8 million, or 17 percent, during the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This decrease was largely attributable to lower employee-related costs and a decrease in spending on engineering materials and outside services.
Research, development and engineering expenses increased by $0.6 million, or 5 percent, during the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This increase was largely attributable to an increase in activities related to development of new process applications for our products, including an increase in spending on engineering materials and outside services.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.
Selling, general and administrative expenses increased by $0.5 million, or 7 percent, during the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This increase was largely attributable to an increase in employee-related costs to support customer engagements and general business activities.
Selling, general and administrative expenses increased by $3.4 million, or 16 percent, during the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This increase was primarily due to an increase in employee-related costs to support customer engagements and general business activities.
Restructuring and Other Charges
In December 2011, our management approved and initiated a cost reduction plan ("2011 Restructuring Plan") as part of a broad-based cost reduction initiative. In 2014, we completed these actions, which included the consolidation of our manufacturing and research and development facilities, including contract termination costs related to two vacant facilities; moving a portion of our outsourced spare parts logistics operations in-house; and workforce reductions. During the three and nine months ended September 28, 2014, we recorded restructuring and other charges of $0.3 million and $0.4 million, respectively.
Interest Income (Expense), net
Interest expense was minimal during the three and nine months ended September 27, 2015 and during the three and nine months ended September 28, 2014. Interest expense relates primarily to fees associated with our unused borrowings under our credit facility.
Other Income (Expense), net
Other income (expense), net was $0.6 million in income and $0.1 million in expense during the three months ended September 27, 2015 and September 28, 2014, respectively, and $0.2 million and $0.1 million in expense during the nine months ended September 27, 2015 and September 28, 2014, respectively. The other income (expense), net for all periods presented primarily consisted of foreign exchange gains and losses from the remeasurement of foreign currency denominated inter-company balances.
Provision for Income Taxes
On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year. The income tax provision for all periods presented was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 27, 2015 and December 31, 2014 were $36.7 million and $22.8 million, respectively. Working capital as of September 27, 2015 was $79.4 million, compared to $68.6 million as of December 31, 2014. Stockholders' equity as of September 27, 2015 was $87.4 million, compared to $75.1 million as of December 31, 2014. The aforementioned increases in working capital and stockholders' equity are primarily related to $14.3 million of cash generated through our operating activities and cash proceeds from the exercise of options related to 0.9 million shares of common stock during the period.

	Nine Months Ended
	September 27, 2015	September 28, 2014
Net cash provided by (used in) operating activities	$14,305	$(18,523)
Net cash used in investing activities	(947)	(658)
Net cash provided by financing activities	1,483	17,972
Effect of exchange rate changes on cash and cash equivalents	(902)	(920)
Net increase (decrease) in cash and cash equivalents	$13,939	$(2,129)
Liquidity and Capital Resources Outlook
As of September 27, 2015, our primary sources of liquidity were $36.7 million of cash and cash equivalents, as well as $25.0 million available to us under our credit facility, along with the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of September 27, 2015, we had no outstanding borrowing under the credit facility.
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
Operating Activities
Net cash provided by operations was $14.3 million for the nine months ended September 27, 2015, comprised primarily of $10.9 million in net income and $4.0 million in non-cash charges, partially offset by $0.6 million of cash decreases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $2.2 million of depreciation and amortization and $1.7 million of stock-based compensation. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $8.6 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; a $4.9 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters and a $2.0 million transfer of prior year inventories into property and equipment; a $3.0 million decrease in deferred revenue; partially offset by a $11.6 million decrease in accounts receivable and advance billings attributable to the timing of shipments and collections; a $3.2 million decrease in prepaid expenses and other assets; a $1.0 million increase in accrued compensation and benefits and other current liabilities, which primarily consists of a $1.6 million increase in accrued compensation and benefits related to increased employee-related costs to support the higher revenue levels and a $0.6 million increase in warranty reserves related to the higher revenue levels during the nine months ended September 27, 2015, partially offset by a $1.1 million decrease in accrued value-added taxes and a $0.3 million decrease in accrued restructuring liabilities.

Net cash used in operations was $18.5 million for the nine months ended September 28, 2014, comprised primarily of $26.8 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $4.9 million in net income and $3.4 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $14.1 million decrease in accounts payable; a $5.6 million increase in inventory; a $4.9 million increase in accounts receivable and advance billings; a $3.1 million decrease in deferred revenue; a $1.5 million increase in prepaid expenses and other assets; partially offset by a $2.5 million increase in accrued compensation and benefits and other current liabilities. The increase in inventory primarily resulted from the receipt of inventory intended for sale in future quarters. The decrease in accounts payable was largely attributable to the timing of purchases and payments to vendors and services providers. The decrease in deferred revenue was primarily related to the timing of revenue recognition for deliverables under our sales agreements. Non-cash charges consisted primarily of $2.2 million of depreciation and amortization and $1.1 million of stock-based compensation.
Cash provided by operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.
Investing Activities
Net cash used in investing activities was $0.9 million and $0.7 million during the nine months ended September 27, 2015 and September 28, 2014, respectively, which primarily consisted of our capital spending in each period.
Financing Activities
Net cash provided by financing activities was $1.5 million for the nine months ended September 27, 2015, which consisted of $1.8 million in proceeds from the issuance of common stock through stock option exercises and $0.1 million in proceeds from the issuance of common stock through the employee stock purchase plan, partially offset by $0.5 million in payments for withholding taxes related to the net share settlement of restricted stock units.
Net cash provided by financing activities was $18.0 million for the nine months ended September 28, 2014, which primarily consisted of $31.7 million in net proceeds from our February 2014 stock offering and $0.2 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by the repayment of $14.0 million of borrowings under our revolving credit facility.
Off-Balance Sheet Arrangements
As of September 27, 2015, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.
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
At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. As of September 27, 2015, we had no borrowings outstanding under the credit facility. An increase in the interest rate on the credit facility by 1.0 percent would increase the annual interest expense by $0.3 million, assuming we had borrowed $25.0 million for the entire year.
Since we generally invest most of our cash in non-interest bearing bank accounts or low yield money market funds, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of September 27, 2015, our U.S. operations had approximately $0.1 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a minimal profit (U.S. dollar strengthening), or a minimal loss (U.S. dollar weakening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.
We recorded a $0.1 million foreign currency exchange gain during the nine months ended September 27, 2015 and a minimal foreign currency exchange gain during the nine months ended September 28, 2014 in other income (expense), net in the accompanying condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 27, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the three months ended September 27, 2015, one customer accounted for 10 percent or more of our total net revenue, representing approximately 46 percent of our total net revenue. For each of the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for approximately 76 percent, 73 percent and 60 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

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

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business, including the delay in the second quarter of 2012 described above. More recently, we have seen delays in our customer's spending in DRAM and across sub-20 nanometer foundry and logic businesses during the nine months ended September 27, 2015. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net revenue. If shipments of orders in backlog are canceled or delayed, net revenue could fall below our expectations and the expectations of market analysts and investors.

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

The semiconductor industry has historically experienced periodic downturns due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-user demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions, and general economic conditions. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. For example, during the nine months ended September 27, 2015, we have seen delays in our customer's spending in DRAM and across sub-20 nanometer foundry and logic businesses. Also, during the second quarter of 2012, we experienced a delay in the shipment of SUPREMA strip systems as a result of softness in the industry, resulting in a reduction in our net sales in the quarter and the year, and consequently, lower results of operations and cash from operations. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.

We incurred operating losses from 2008 through 2013 and have generated negative cash flows from operating activities from 2008 through 2014. As of September 27, 2015, we had cash and cash equivalents of $36.7 million and working capital of $79.4 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. As of September 27, 2015, we had no outstanding borrowing under the credit facility. On October 21, 2014, we entered into an amendment with Silicon Valley Bank to amend the credit facility, extending the term of the credit facility to October 12, 2017. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

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

Growth in the semiconductor equipment industry is increasingly concentrated in the largest companies, continuing the trend in increasing industry consolidation, which has accelerated over the last year, such as the pending merger of Lam Research and KLA-Tencor Corp., announced in October 2015, and the previously completed merger of Lam Research and Novellus Systems in 2012. Semiconductor companies are consolidating their vendor base and prefer to purchase from vendors with a strong, worldwide support infrastructure.

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

International sales accounted for 90 percent of our net revenue for the nine months ended September 27, 2015, and 86 percent and 90 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 86 percent of our net revenue for the nine months ended September 27, 2015, and 81 percent and 85 percent of our net revenue for the years ended December 31, 2014 and 2013, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the nine months ended September 27, 2015, the closing price range for our common stock was between $2.20 and $5.02 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. In late 2012, we received a warning letter from NASDAQ as a result of our stock trading below $1.00 for a sustained period of time. While our stock price recovered to trade above $1.00 since January 7, 2013, any future decline below

$1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of September 27, 2015, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

November 2, 2015

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

November 2, 2015

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

November 2, 2015

By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)