Form 10-K
period 2015-12-31
MATTSON TECHNOLOGY INC
filed 2016-03-11
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
__________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 28, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $257,678,608 based on the closing sale price for the registrant's common stock reported by the NASDAQ Global Select Market on that date.

There were 75,602,144 shares of the registrant’s common stock issued and outstanding as of the close of business on March 4, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2016 Annual Meeting of Stockholders, if held, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2015. If the definitive proxy statement is not filed within such time-frame, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

MATTSON TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Our forward-looking statements may include statements that relate to: our proposed merger with Beijing E-town Dragon Semiconductor Industry Investment Center; our future net revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products; the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenue; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly break-even point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and any related remediation efforts. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

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

In 2015, we focused on expanding the installed base of each of our major products. Our etch products, specifically our paradigmE XP systems, continue to run high volume production in advanced DRAM, NAND and 3D-NAND wafer fabs. The combination of the paradigmE XP’s technical capabilities and high productivity have established an etch market position in the memory segment. Our conventional RTP product, the Helios XP, has established industry leading technical performance in 20 nanometer foundry/logic and memory volume production sites with its dual side wafer heating and differential thermal energy control. Our millisecond anneal system, the Millios, is running advanced foundry/logic volume production at multiple manufacturing sites. The Millios, with our proprietary arc lamp technology, achieves leading device performance as well as higher production throughput and system availability. Our dry strip products continue to make a steady contribution to our business as our established customers in foundry/logic and memory continue to make investments.

Our customer base includes memory, foundry and logic device manufacturers. We have a global sales and support organization focused on developing strong, long-term customer relationships. We have a design and manufacturing center in the United States and we have a design and manufacturing facility in Germany. Our customer sales and support teams are located in Korea, Japan, Taiwan, China, Germany, Singapore and the United States.

We were incorporated in California in 1988 and reincorporated in Delaware in 1997. Our principal executive office is located at 47131 Bayside Parkway, Fremont, CA 94538. Our telephone number is (510) 657-5900.

Recent Developments

On December 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beijing E-town Dragon Semiconductor Industry Investment Center (Limited Partnership), a People's Republic of China ("PRC") limited partnership (“Parent”), providing for the merger of an indirect subsidiary of Parent (“Merger Sub”) with and into Mattson (the “Merger”), with Mattson surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). The Merger Agreement was unanimously approved by our Board of Directors.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time of the Merger, each share of our common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $3.80 in cash, without interest, excluding any shares owned by us, Parent or Merger Sub or any of their respective wholly-owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Delaware law.

The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock. The obligations of the parties to consummate the Merger are also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (iii) the absence of certain governmental orders prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

See Note 4. Business Combinations in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional details related to the pending Merger.

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

Consumer Electronics Driving Industry Growth

The introduction of connected devices categorized as "Internet of Things" ("IoT"), is expected to continue growing the overall consumer electronic market, thereby increasing the mobile microprocessor, DRAM memory and NAND memory demand in the coming years. Mobile processor ICs allow lower power operation and streamlined operating systems required to deliver the long battery life and fast application switching on today's products. At the memory level, the mobility era requires faster mobile DRAM technology than the traditional DRAM requirements and larger memory capacity NAND for long-term file storage. IoT and connected mobile devices, with embedded internet access capabilities, are driving an increase in improved wireless technology and cloud computing.

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

We continue to be a leader in the dry strip market. Our SUPREMA strip systems utilize an innovative wafer handling architecture to deliver low cost of ownership for IC manufacturing. The SUPREMA features our patented Faraday-Shielded inductively coupled plasma ("ICP") technology offering superior resist dry strip capability to leading edge memory and foundry/logic customers. Our product development focus has been to develop incremental enhancements to enable dry strip of advanced materials and for advanced 3-dimensional IC structures. The SUPREMA XP is the result of this development and is installed at many global semiconductor companies for production and process development of advanced 3D devices.

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

Our Helios XP product continues to run high-volume production for DRAM, NAND and foundry customers. The Helios XP is established in industry leading IC production for 20 nanometer and below based on its dual side wafer heating and differential thermal energy control ("DTEC"). The Helios XP system's temperature control architecture specifically aims at addressing advanced logic processing requirements, through its differentiated capabilities. Mattson serves major foundry/logic customers who have purchased the Helios XP beyond the 20 nanometer technology node.

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

In plasma etch, we continued to extend the features and capabilities of our etch product offerings and expand the system's etch applications portfolio to include a new set of processes, focused on finFET and 3-dimensional IC technologies. The enhancements of the plasma source in the paradigmE XP have enabled process capabilities for the most demanding advanced DRAM and 3D NAND memory technologies. The paradigmE and paradigmE XP are released for production in all segments of our customer base: foundry/logic, DRAM and NAND manufacturers. In addition, our etch products are enabling development of leading-edge technologies while maintaining our focus on cost of ownership for our customers.

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

We continue to work closely with leading device manufacturers to demonstrate Millios' process and manufacturing advantages. Based on the system's high throughput, stability and reliability, these customers qualified and released the Millios for sub-20 nanometer high volume advanced foundry/logic production at multiple manufacturing sites.

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

We maintain applications development and engineering laboratories in California and Germany to address new tool and process development activities and customer specific requirements. Our research, development and engineering expenses were $18.8 million in 2015, $19.4 million in 2014 and $16.9 million in 2013, representing as a percentage of net revenues 11 percent, 11 percent and 14 percent, respectively.

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

Customers

In 2015, Samsung Electronics, Ltd. ("Samsung") and Global Foundries combined represented approximately 65 percent of total net revenue, and each customer individually represented greater than 10 percent of total net revenue. In 2014, Samsung represented approximately 61 percent of our total net revenue. In 2013, Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC") and Samsung combined represented approximately 68 percent of total net revenue, and each customer individually represented greater than 10 percent of total net revenue. For each of the years ended December 31, 2015, 2014 and 2013, our three largest customers accounted for approximately 74 percent, 76 percent and 73 percent of our net revenue, respectively.

The percentage of net revenue from our ten largest customers for the years ended December 31 are as follows:

	2015	2014	2013
Percentage of net revenue from our ten largest customers	93%	94%	90%

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue:
United States	$25,061	$25,716	$12,350
Korea	73,798	87,585	22,173
Taiwan	17,537	32,304	50,782
China	29,209	17,369	20,250
Other Asia	19,560	6,869	8,740
Europe and others	7,367	8,561	5,139
	$172,532	$178,404	$119,434

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

International sales accounted for 85 percent of our total net revenue in 2015, 86 percent of our total net revenue in 2014 and 90 percent of our total net revenue in 2013. We anticipate that international sales will continue to account for a significant portion of our future total net revenue. Asia remains a particularly important region for our business. Our sales to customers located in Asia accounted for 81 percent of our total net revenue in 2015, 81 percent of our total net revenue in 2014 and 85 percent of our total net revenue in 2013. Our foreign sales are subject to certain governmental regulations, including the Export Administration Act.

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

We offer warranties on all of our products. We maintain spare parts depots, consignment locations at customer sites and local support in most regions. As part of our global support services, we also offer technical training courses, from maintenance and service training to basic and advanced applications and operation. We also are engaged with our customers to collaborate on product and process development, with a focus on improving the integration of our products into the customer's manufacturing process and increase the level of customer support.

Backlog

We schedule production of our systems based on both backlog and regular sales forecasts. For several of our key customers, we typically receive orders within the quarter of the scheduled shipment. We include in backlog only those systems for which we have accepted purchase orders and assigned shipment dates within the next 12 months. Orders may be subject to cancellation or delay by the customer with limited or no penalty. Our system backlog was $7.9 million as of December 31, 2015, $21.1 million as of December 31, 2014 and $9.7 million as of December 31, 2013. Because of possible future changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. During periods of industry downturn, we have experienced cancellations, delays and push-outs of orders that were previously included in backlog.

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

Long-Lived Assets

Geographical information relating to our property and equipment, net, as of December 31 was as follows (in thousands):

	2015	2014
Property and equipment, net:
United States	$3,350	$4,140
Germany	4,712	3,185
Others	174	209
	$8,236	$7,534

Employees

As of December 31, 2015, we had 299 employees. The success of our future operations will depend in large part on our ability to recruit and retain qualified employees, particularly those highly-skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. In Germany, some of our employees are represented by a labor union and the majority of our employees are represented by a workers' councils. None of our employees at other locations are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike.

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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the year ended December 31, 2015, two customers accounted for 10 percent or more of our total net revenues, representing approximately 54 percent and 11 percent of our total net revenue, respectively. For each of the years ended December 31, 2015, 2014 and 2013, our three largest customers accounted for approximately 74 percent, 76 percent and 73 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in this Annual Report on Form 10-K for a detailed description of our customer concentration.

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

Although we maintain a backlog of customer orders with expected shipment dates within the next 12 months, customers may request delivery delays or cancellations, as they have been doing more regularly in our business. More recently, we have seen delays in our customers' spending in DRAM and across sub-20 nanometer foundry and logic businesses during 2015. Customers in some regions place orders a few weeks before the shipment. As a result, our backlog may not be a reliable indication of future net revenue. If shipments of orders in backlog are canceled or delayed, net revenue could fall below our expectations and the expectations of market analysts and investors.

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

The semiconductor industry historically has experienced periodic downturns due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-user demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions, and general economic conditions. Our business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures by our customers cause decreases in demand for our products. This could result in significant under-utilization in our factories. If existing customer fabrication facilities are not expanded and new facilities are not built, we may be unable to generate significant new orders and sales for our systems. During periods of declining demand for semiconductor manufacturing equipment, our customers typically reduce purchases, delay delivery of ordered products and/or cancel orders, resulting in reduced net sales and backlog, delays in revenue recognition and excess inventory for us. Increased price competition may also result as we compete for the smaller demand in the market, causing pressure on our gross margin and net income.

We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.

We incurred annual operating losses from 2008 through 2013 and have generated negative cash flows from operating activities from 2008 through 2014. As of December 31, 2015, we had cash and cash equivalents of $33.4 million and working capital of $79.9 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank, and amended it on October 21, 2014, extending the term of credit facility to October 12, 2017. As of December 31, 2015, we had no outstanding borrowing under the credit facility. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

We will continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. Although we will pursue cost reduction measures if circumstances require, we are largely dependent upon improvement in the semiconductor equipment industry specifically, and general continued improvement in the economy as a whole, to increase our sales in order to improve our profitability and cash position. We periodically review our liquidity position and, in addition to the net proceeds from our February 2014 registered common stock offering of approximately $31.7 million, we may opportunistically seek to raise additional funds from a combination of sources including the issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we also may seek to raise these funds externally through other means. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit, our credit ratings, and our ability to maintain our listing on NASDAQ. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders.

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

Our proposed Merger with Beijing E-Town Dragon Semiconductor Industry Investment Center (Limited Partnership (“E-Town Dragon” or "Parent") may not be completed within the expected time-frame, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock.

On December 1, 2015, we entered into the Merger Agreement with Parent, as joined by Merger Sub, pursuant to which, and on the terms and conditions contained in the Merger Agreement, Merger Sub will merge with and into Mattson with Mattson surviving the Merger as a subsidiary of Parent. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock. The obligations of the parties to consummate the Merger are also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (iii) the absence of certain governmental orders prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $3.80 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•
a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally, and could have an adverse effect on our on-going operations including, but not limited to, retaining and attracting employees, and reduced ability to attract evaluation engagements and to sell our products; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Parent a termination fee.

The announcement and pendency of our proposed merger with Parent could adversely affect our business, financial condition, and results of operations.

The announcement and pendency of the proposed Merger could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	diversion of significant management time and resources towards the completion of the Merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers and other business partners;

•
restriction on the conduct of our business prior to the completion of the Merger, which prevent us from taking specified actions without the prior consent of Parent, which we might otherwise take in the absence of the Merger Agreement; and

•	litigation relating to the Merger, of which several suits have been filed to date, and the related costs of such litigation.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of approximately $8.6 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock. Further, an adverse ruling may prevent the Merger from being completed.

We are involved in litigation relating to the Merger Agreement that could divert management's attention and adversely affect our business.

We, including the individual members of our Board of Directors, have been named as defendants in litigation related to the Merger Agreement and the transactions contemplated thereby. The plaintiffs, purported stockholders of the Company, generally allege that the members of our Board of Directors breached their fiduciary duties to our stockholders by approving the Merger Agreement. They further allege that we aided and abetted these alleged breaches of fiduciary duty. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management's attention and resources, which could adversely affect our business.

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

International sales accounted for 85 percent, 86 percent and 90 percent of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 81 percent, 81 percent and 85 percent of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Our quarterly and annual revenue and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it very difficult for us to predict our future operating results. We incurred significant net losses between 2001 and 2003, yet were profitable for each of the years 2004 to 2007. We again incurred net losses from 2008 through the third quarter of 2013, due to our fluctuating revenues and/or declining demand as a result of the weakness in the semiconductor equipment market and the global economy. We may not achieve profitability in future quarters and years. We will need to generate significant sales to achieve profitability, and we may not be able to do so. A substantial percentage of our operating expenses are fixed in the short term and we may continue to be unable to adjust spending to compensate for shortfalls in net revenue. As a result, we may incur losses in the future, which could cause the price of our common stock to decline further or remain at a low level for an extended period of time.

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

The market price of our common stock has been highly volatile in the past, and our stock price may decline in the future. For example, for the year ended December 31, 2015, the closing price range for our common stock was between $2.20 and

$5.02 per share. Our stock may be subject to eventual delisting from NASDAQ if we do not maintain a minimum $1.00 per share trading price. Any future decline below $1.00 per share may trigger a possible delisting by NASDAQ, and any delisting from NASDAQ would likely lead to less liquidity for our shareholders and increased volatility in our stock price.

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

We are a party to a governmental contract with the Canadian Minister of Industries ("Minister") that provides for liquidated damages in the event that we fail to comply with their covenants or requirements. Under the provisions of this agreement, if Mattson Technology, Canada, Inc. ("MTC") is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. These liquidated damage payments could be significant and may adversely impact our financial condition or results of operations.

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of December 31, 2015, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

During the year ended December 31, 2014, we implemented enhancements to our internal controls over financial reporting, including new processes and procedures to ensure inventory is valued timely and accurately. Our remediation efforts, including the testing of these controls continued throughout 2014. Once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively, the material weakness related to the accounting for the existence, valuation and presentation of inventory was considered remediated in the fourth quarter of 2014.

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

Our principal properties as of December 31, 2015 are set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Fremont, California	Office, plant and warehouse	Headquarters, marketing, manufacturing, distribution, research and engineering	101,000	Leased
Dornstadt, Germany	Office, plant and warehouse	Manufacturing, research and engineering	66,000	Leased

In addition to the above properties, we lease an aggregate of approximately 40,000 square feet of office space for sales and customer support offices, worldwide.

We lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support at two locations in the U.S. and approximately 14 locations throughout the world, including China, Germany, Korea, Singapore and Taiwan. We consider these current facilities suitable and adequate to meet our requirements.

Item 3. Legal Proceedings

Overview

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

Class Action Merger Litigation

On December 14, 2015, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson, Mattson’s Board of Directors, Beijing E-town Dragon Semiconductor Industry Investment Center (“Parent”), and Dragon Acquisition Sub, Inc. (“Merger Sub”), captioned Sally Mogle v. Mattson Technology, et al., Case No. 11807 (Del. Ch.). On December 22, 2015, a second putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson’s Board of Directors, Parent, and Merger Sub, captioned Philip Durgin v. Kannappan, et al., Case No. 11837 (Del. Ch.). The complaints allege, among other things, that the Company’s directors breached their fiduciary duties by approving the Merger Agreement and that Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On January 12, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Mary Salinas v. Mattson Technology, et al., Case No. RG16799807. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by approving the Merger Agreement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the stockholder vote on the proposed transaction and unspecified damages, including attorneys’ and experts’ fees. On February 11, 2016, the plaintiff filed an Amended Class Action Complaint alleging, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees. On February 22, 2016, a second putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Darrell Brown v. Mattson Technology, et al., Case No. RG16804802. The complaint alleges, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On February 18, 2016, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Board, captioned Talbert v. Mattson Technology, et al., No. 8:16-cv-00811-LHK. The complaint alleges, among other things, that Mattson and Mattson’s Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by making materially incomplete and misleading statements and/or omitting material information from the Preliminary Proxy Statement. The complaint seeks to enjoin the stockholder vote on the proposed transaction, unspecified damages, certain other equitable relief, and attorneys’ fees and costs.

Mattson is reviewing the complaints and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Mattson’s defense of these actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future. We are unable at this time to estimate the effect of these lawsuits on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been traded on The NASDAQ Global Select Market since our initial public offering on September 28, 1994. Our stock is quoted under the symbol “MTSN.” The following table sets forth the low and high trading prices as reported by The NASDAQ Global Select Market for the periods indicated:

	Fiscal Year 2015 Quarter Ended				Fiscal Year 2014 Quarter Ended
	March 29, 2015	June 28, 2015	September 27, 2015	December 31, 2015	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
Low	$3.11	$3.18	$2.20	$2.13	$2.27	$1.81	$2.00	$2.00
High	$5.10	$3.99	$3.52	$3.68	$3.22	$2.64	$2.81	$3.69

On March 4, 2016, our common stock on the NASDAQ Global Select Market was $3.62 per share; and according to the records of our transfer agent, we had 155 stockholders of record of our common stock on that date. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return on Mattson Technology, Inc.'s common stock relative to the cumulative total returns of The NASDAQ Composite index and the NASDAQ Electronic Components index:

	As of December 31,
	2010	2011	2012	2013	2014	2015
Mattson Technology, Inc.	100	46	28	91	113	118
NASDAQ Composite	100	98	114	157	179	189
NASDAQ Electronic Components	100	85	99	140	148	141

(1) Assumes that $100 was invested in Mattson Technology, Inc. common stock and in each index at market closing prices on December 31, 2010, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K. For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. These reclassifications do not affect our net income (loss), cash flows or stockholders' equity.

Consolidated Statements of Operations Data :
(in thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Net revenue	$172,532	$178,404	$119,434	$126,526	$184,947
Cost of goods sold	$107,785	$119,587	$82,028	$81,626	$128,699
Gross margin	$64,747	$58,817	$37,406	$44,900	$56,248
Income (loss) from operations	$11,520	$10,113	$(11,013)	$(19,284)	$(16,550)
Net income (loss)	$10,315	$9,881	$(10,975)	$(19,319)	$(17,950)

Net income (loss) per share:
Basic	$0.14	$0.14	$(0.19)	$(0.33)	$(0.32)
Diluted	$0.13	$0.13	$(0.19)	$(0.33)	$(0.32)
Shares used in computing net income (loss) per share:
Basic	74,916	71,897	58,944	58,538	55,299
Diluted	76,815	73,403	58,944	58,538	55,299

Consolidated Balance Sheets Data:
(in thousands)
	December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and restricted cash	$35,238	$24,753	$16,665	$16,231	$32,950
Working capital	$79,870	$68,562	$26,996	$39,634	$54,300
Total assets	$123,313	$121,487	$95,923	$80,069	$113,843
Total stockholders' equity	$87,524	$75,110	$34,149	$43,292	$60,145

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

A summary of our major products is as follows:

•
Our etch products, specifically our paradigmE XP systems, continue to run high volume production in advanced DRAM, NAND and 3D-NAND wafer fabs. The combination of the paradigmE XP’s technical capabilities and high productivity have established an etch market position in the memory segment.

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

•	Our dry strip products continue to make a steady contribution to our business.

As of December 31, 2015, we had cash, cash equivalents and restricted cash of $35.2 million and working capital of $79.9 million.

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

Recent Developments

On December 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beijing E-town Dragon Semiconductor Industry Investment Center (Limited Partnership), a People's Republic of China ("PRC") limited partnership (“Parent”), providing for the merger of an indirect subsidiary of Parent (“Merger Sub”) with and into Mattson (the “Merger”), with Mattson surviving the Merger as a subsidiary of Parent. The Merger Agreement was unanimously approved by our Board of Directors.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time of the Merger, each share of our common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $3.80 in cash, without interest, excluding any shares owned by us, Parent or Merger Sub or any of their respective wholly-owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Delaware law.

The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock. The obligations of the parties to consummate the Merger are also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (iii) the absence of certain governmental orders prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

See Note 4. Business Combinations in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional details related to the pending Merger.

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

Fair Value Measurements of Assets and Liabilities. We measure certain of our assets at fair value, using observable market data. The authoritative guidance on fair value measurement defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes valuation hierarchy based on the level of independent objective evidence available regarding the value of assets or liabilities. The authoritative guidance also establishes three classes of assets or liabilities: Level 1 consists of assets and liabilities for which there are quoted prices for identical instruments in active markets; Level 2 consists of assets and liabilities for which observable inputs other than Level 1 inputs are used such as prices for similar assets or liabilities in active markets or for identical assets or liabilities in less active markets and model-derived valuations for which the variables are derived from or corroborated by observable market data; and Level 3 consists of assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. The category within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our cash equivalents are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. We had no assets or liabilities classified within Level 2 or 3 as of December 31, 2015 and 2014.

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

For all tax jurisdictions, except Korea, we recorded a 100 percent valuation allowance against our net deferred tax asset as we expect it is more likely than not that we will not realize our net deferred tax asset as of December 31, 2015. In assessing the need for a valuation allowance, we consider historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of the adjustment.

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

Results of Operations

A summary of our results of operations for the years ended December 31 are as follows (in thousands, except for percentages):

	2015		2014		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$172,532	100.0	$178,404	100.0	$(5,872)	(3.3)
Cost of goods sold	107,785	62.5	119,587	67.0	(11,802)	(9.9)
Gross margin	64,747	37.5	58,817	33.0	5,930	10.1
Operating expenses:
Research, development and engineering	18,831	10.9	19,426	10.9	(595)	(3.1)
Selling, general and administrative	31,870	18.5	28,866	16.2	3,004	10.4
Restructuring and other charges	2,526	1.5	412	0.2	2,114	513.1
Total operating expenses	53,227	30.9	48,704	27.3	4,523	9.3
Income from operations	11,520	6.7	10,113	5.7	1,407	13.9
Interest income (expense), net	(135)	(0.1)	(228)	(0.2)	93	(40.8)
Other income (expense), net	(208)	(0.1)	335	0.2	(543)	n/m	(1)
Income before income taxes	11,177	6.5	10,220	5.7	957	9.4
Provision for income taxes	862	0.5	339	0.2	523	154.3
Net income	$10,315	6.0	$9,881	5.5	$434	4.4

	2014		2013		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$178,404	100.0	$119,434	100.0	$58,970	49.4
Cost of goods sold	119,587	67.0	82,028	68.7	37,559	45.8
Gross margin	58,817	33.0	37,406	31.3	21,411	57.2
Operating expenses:
Research, development and engineering	19,426	10.9	16,915	14.1	2,511	14.8
Selling, general and administrative	28,866	16.2	27,842	23.3	1,024	3.7
Restructuring and other charges	412	0.2	3,662	3.1	(3,250)	(88.7)
Total operating expenses	48,704	27.3	48,419	40.5	285	0.6
Income (loss) from operations	10,113	5.7	(11,013)	(9.2)	21,126	n/m	(1)
Interest income (expense), net	(228)	(0.2)	(494)	(0.4)	266	(53.8)
Other income (expense), net	335	0.2	(10)	—	345	n/m	(1)
Income (loss) before income taxes	10,220	5.7	(11,517)	(9.6)	21,737	n/m	(1)
Provision for (benefit from) income taxes	339	0.2	(542)	(0.4)	881	n/m	(1)
Net income (loss)	$9,881	5.5	$(10,975)	(9.2)	$20,856	n/m	(1)
(1)Not meaningful.

Net Revenue

A summary of our net revenues for the years ended December 31 are as follows (in thousands, except for percentages):

			Increase (Decrease)			Increase (Decrease)
	2015	2014	Amount	Percent	2013	Amount	Percent
Net revenue:
United States	$25,061	$25,716	$(655)	(2.5)	$12,350	$13,366	108.2
International:
Korea	73,798	87,585	(13,787)	(15.7)	22,173	65,412	295.0
Taiwan	17,537	32,304	(14,767)	(45.7)	50,782	(18,478)	(36.4)
China	29,209	17,369	11,840	68.2	20,250	(2,881)	(14.2)
Other Asia	19,560	6,869	12,691	184.8	8,740	(1,871)	(21.4)
Europe and others	7,367	8,561	(1,194)	(13.9)	5,139	3,422	66.6
	147,471	152,688	(5,217)	(3.4)	107,084	45,604	42.6
Total net revenue	$172,532	$178,404	$(5,872)	(3.3)	$119,434	$58,970	49.4

The decrease in net revenue during the year ended December 31, 2015 as compared to 2014, was primarily attributable to lower overall net revenue from our etch systems, partially offset by higher revenue from spares, service and upgrades. During 2015, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the year ended December 31, 2015 and 2014, international sales comprised approximately 85 percent and 86 percent, respectively, of our total net revenue.

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

Our gross margin increased approximately 5 percentage points from 33 percent in 2014 to 38 percent in 2015. Gross margin in 2015 was positively impacted as compared to 2014 by an increase in high margin revenue from spares, service and upgrades and as a result of a net benefit from the recognition of deferred revenue relating to previously shipped systems awaiting acceptance.

Our gross margin increased 2 percentage points from 31 percent in 2013 to 33 percent in 2014. The increase in gross margin in 2014 was primarily attributable to improved absorption of fixed costs resulting from the increase in production as well as a more favorable product mix, partially offset by higher than expected installation and warranty costs for certain of our newer products.

Our gross margin has varied over the years and will continue to be affected by many factors, including competitive pressures, product mix, inventory reserves, economies of scale, material and other costs, overhead absorption levels and the timing of revenue recognition.

Operating Expenses

Our financial results for the years ended December 31, 2015 and 2014 continued to benefit from the favorable impact of our cost reduction initiatives in 2012 and 2013, including the consolidation of our manufacturing and research and development facilities, moving a portion of our outsourced spare parts logistics operations in-house, and workforce reductions. Our total operating expenses increased approximately 9 percent in 2015 as compared to 2014, and remained relatively flat in 2014 as compared to 2013.

Research, Development and Engineering

Research, development and engineering expenses consist primarily of salaries and related costs of employees engaged in research, development and engineering activities, costs of product development and depreciation on equipment used in the course of research, development and engineering activities.

Research, development and engineering expenses decreased by $0.6 million, or 3 percent, in 2015 as compared to 2014. The decrease was primarily attributable to a decrease in spending on outside services and a decrease in employee-related costs.

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

Selling, general and administrative expenses increased by $3.0 million, or 10 percent, in 2015 as compared to 2014. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related costs to support customer engagements and general business activities.

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

Restructuring and Other Charges

For the year ended December 31, 2015, restructuring and other charges included $2.5 million in professional fees and deal -related costs associated with the Merger Agreement with Parent.

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

As of December 31, 2015, we had a minimal balance in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet. As of December 31, 2015, we also had approximately $2.5 million in accounts payable related to professional fees and deal-related costs associated with the Merger Agreement with Parent. As of December 31, 2014, we had $0.4 million in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet.

Interest Income (Expense), net

Interest income (expense), net was $0.1 million, $0.2 million and $0.5 million in expense in 2015, 2014 and 2013, respectively, which primarily consisted of interest charges on borrowings under our credit facility.

Other Income (Expense), net

Other income (expense), net was $0.2 million of expense in 2015, $0.3 million of income in 2014, and a de minimis expense in 2013, which primarily consisted of foreign currency exchange gains and losses related to the re-measurement of inter-company balances denominated in foreign currencies.

Provision for (Benefit from) Income Taxes

In 2015, there was a net provision for income taxes of $0.9 million, which consisted of $0.1 million of deferred tax expense relating to an accrual for deferred tax liability on foreign earnings that may be repatriated and current foreign taxes of $0.7 million and current state taxes of $0.1 million.

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

Liquidity and Capital Resources

Our cash and cash equivalents as of December 31, 2015 and 2014 were $33.4 million and $22.8 million, respectively. Working capital as of December 31, 2015 was $79.9 million, compared to $68.6 million as of December 31, 2014. Stockholders' equity as of December 31, 2015 was $87.5 million, compared to $75.1 million as of December 31, 2014. The aforementioned increases in working capital and stockholders' equity are primarily related to an increase in net cash from operations and 1.6 million newly issued shares of common stock from stock option exercises and shares issued in connection with our employee stock purchase plan, which resulted in net proceeds of approximately $1.7 million.

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$10,741	$(7,658)	$(12,836)
Net cash used in investing activities	(1,190)	(1,314)	(1,373)
Net cash provided by financing activities	1,701	18,213	14,187
Effect of exchange rate changes on cash and cash equivalents	(585)	(1,059)	246
Net increase (decrease) in cash and cash equivalents	$10,667	$8,182	$224

Liquidity and Capital Resources Outlook

On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank ("Amendment"), which extends the term of our credit facility to October 12, 2017. In the absence of an event of default, any amounts outstanding under the credit facility may be repaid and re-borrowed anytime until the termination date. This Amendment also allows us to make a one-time request to increase the existing credit facility up to an additional $25.0 million. Under the Amendment, the advances available to us under the borrowing base formula increased to 85 percent of eligible accounts receivable and advance billings and 50 percent of eligible inventory. As of December 31, 2015, we had no outstanding borrowings under the credit facility. As of December 31, 2015, the effective interest rate on any outstanding borrowing would have been 3.50 percent per annum.

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

On December 1, 2015, we entered into a Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub into Mattson, with Mattson surviving as a subsidiary of Parent. If the Merger Agreement is terminated under certain circumstances, Mattson would have to pay a termination fee of approximately $8.6 million.

Operating Activities

Net cash provided by operations was $10.7 million in 2015, comprised primarily of $10.3 million in net income and $5.3 million of non-cash charges, partially offset by a $4.9 million decrease in cash reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of $2.9 million of depreciation and amortization and $2.3 million of stock-based compensation. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $12.9 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters; a $5.3 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; a $4.7 million decrease in deferred revenue; and a $0.4 million decrease in accrued compensation and benefits and other current liabilities, which primarily consists of a $0.4 million decrease in accrued restructuring charges and a $0.3 million decrease in accrued value added taxes, partially offset by a $0.2 million increase in warranty accruals based on the product mix of shipments throughout 2015; partially offset by a $14.8 million decrease in accounts receivable and advance billings attributable to the timing of shipments and collections; a $3.2 million decrease in prepaid expenses and other current assets; a $0.3 million increase in other liabilities; and a $0.3 million decrease in other assets.

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

Investing Activities

Net cash used in investing activities was $1.2 million, $1.3 million and $1.4 million in 2015, 2014 and 2013, respectively, primarily consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.7 million in 2015 from the issuance of common stock in connection with stock option exercises and purchases under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in our Consolidated Balance Sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity.

Our contractual commitments as of December 31, 2015 are summarized in the following table (in thousands):

	For the Years Ending December 31.
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,378	$2,288	$2,235	$2,272	2,324	$13,329	$24,826
Vendor commitments	11,722	—	—	—	—	—	11,722
Total	$14,100	$2,288	$2,235	$2,272	$2,324	$13,329	$36,548

In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $10.3 million based on the applicable exchange rate as of December 31, 2015), (ii) MTC through October 27, 2009 maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of the C$14.3 million royalty (approximately $10.3 million based on the applicable exchange rate as of December 31, 2015) or December 31, 2020. We have recorded approximately C$0.6 million in cumulative royalty charges to date. MTC was not dissolved upon the transition of our Canadian operations to Germany.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

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

At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The applicable margin on a Eurodollar loan is 2.75 percent. As of December 31, 2015, we had no borrowings outstanding under the credit facility.

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

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of December 31, 2015, our U.S. operations had approximately $0.4 million in foreign denominated operating inter-company receivables net of payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a minimal profit (U.S. dollar weakening), or a minimal loss (U.S. dollar strengthening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our consolidated statement of operations.

We recorded $0.3 million net foreign currency exchange loss, $0.3 million net foreign currency exchange gain and $0.6 million net foreign currency exchange loss in the years ended December 31, 2015, 2014 and 2013, respectively, in other income (expense), net in our consolidated statements of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mattson Technology, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheets of Mattson Technology, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits. The consolidated financial statements of the Company as of and for the years ended December 31, 2013 were audited by other auditors whose report dated March 17, 2014, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2015, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ArmaninoLLP
San Ramon, California
March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattson Technology, Inc.

In our opinion, the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Mattson Technology, Inc. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 17, 2014

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$172,532	$178,404	$119,434
Cost of goods sold	107,785	119,587	82,028
Gross margin	64,747	58,817	37,406
Operating expenses:
Research, development and engineering	18,831	19,426	16,915
Selling, general and administrative	31,870	28,866	27,842
Restructuring and other charges	2,526	412	3,662
Total operating expenses	53,227	48,704	48,419
Income (loss) from operations	11,520	10,113	(11,013)
Interest income (expense), net	(135)	(228)	(494)
Other income (expense), net	(208)	335	(10)
Income (loss) before income taxes	11,177	10,220	(11,517)
Provision for (benefit from) income taxes	862	339	(542)
Net income (loss)	$10,315	$9,881	$(10,975)

Net income (loss) per share:
Basic	$0.14	$0.14	$(0.19)
Diluted	$0.13	$0.13	$(0.19)
Shares used in computing net income (loss) per share:
Basic	74,916	71,897	58,944
Diluted	76,815	73,403	58,944

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$10,315	$9,881	$(10,975)
Other comprehensive loss, net of tax
Changes in foreign currency translation adjustments	(1,882)	(2,659)	(148)
Change in unrealized investment loss	—	—	(29)
Other comprehensive loss	(1,882)	(2,659)	(177)
Comprehensive income (loss)	$8,433	$7,222	$(11,152)

 The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,427	$22,760
Accounts receivable, net of allowance for doubtful accounts of $672 as of December 31, 2015 and $669 as of December 31, 2014	21,685	33,578
Advance billings	1,639	4,653
Inventories	50,020	40,579
Prepaid expenses and other current assets	6,057	9,767
Total current assets	112,828	111,337
Property and equipment, net	8,236	7,534
Restricted cash	1,811	1,993
Other assets	438	623
Total assets	$123,313	$121,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,912	$22,434
Accrued compensation and benefits	4,707	4,601
Deferred revenues, current	5,144	9,110
Other current liabilities	6,195	6,630
Total current liabilities	32,958	42,775
Deferred revenues, non-current	375	1,160
Other liabilities	2,456	2,442
Total liabilities	35,789	46,377
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 79,853 shares issued and 75,443 shares outstanding as of December 31, 2015; 78,267 shares issued and 74,009 shares outstanding as of December 31, 2014	80	78
Additional paid-in capital	692,407	687,871
Accumulated other comprehensive income	16,289	18,171
Treasury stock, 4,410 shares as of December 31, 2015 and 4,258 shares as of December 31, 2014	(38,640)	(38,083)
Accumulated deficit	(582,612)	(592,927)
Total stockholders' equity	87,524	75,110
Total liabilities and stockholders' equity	$123,313	$121,487
The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount			Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	62,908	$63	$652,041	$21,007	(4,181)	$(37,986)	$(591,833)	$43,292
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss, net of tax	—	—	—	(177)	—	—	—	(177)
Shares issued under employee stock plan, net	413	—	445	—	—	—	—	445
Shares issued under employee stock purchase plan	63	—	131	—	—	—	—	131
Stock-based compensation expense	—	—	1,433	—	—	—	—	1,433
Balance at December 31, 2013	63,384	63	654,050	20,830	(4,181)	(37,986)	(602,808)	34,149
Net income	—	—	—	—	—	—	9,881	9,881
Other comprehensive loss, net of tax	—	—	—	(2,659)	—	—	—	(2,659)
Shares issued under employee stock plan, net	718	1	403	—	(77)	(97)	—	307
Shares issued under employee stock purchase plan	83	—	181	—	—	—	—	181
Shares issued in connection with public offering, net of offering costs	14,082	14	31,711	—	—	—	—	31,725
Stock-based compensation expense	—	—	1,526	—	—	—	—	1,526
Balance at December 31, 2014	78,267	78	687,871	18,171	(4,258)	(38,083)	(592,927)	75,110
Net income	—	—	—	—	—	—	10,315	10,315
Other comprehensive loss, net of tax	—	—	—	(1,882)	—	—	—	(1,882)
Shares issued under employee stock plan, net	1,479	2	1,939	—	(152)	(557)	—	1,384
Shares issued under employee stock purchase plan	107	—	317	—	—	—	—	317
Stock-based compensation expense	—	—	2,280	—	—	—	—	2,280
Balance at December 31, 2015	79,853	$80	$692,407	$16,289	(4,410)	$(38,640)	$(582,612)	$87,524

The accompanying notes are an integral part of these consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,315	$9,881	$(10,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,927	2,805	3,971
Stock-based compensation	2,280	1,526	1,433
Deferred income taxes	163	145	(450)
Other non-cash items	(86)	59	(156)
Changes in assets and liabilities:
Accounts receivable	11,805	(7,332)	(10,702)
Advance billings	3,014	(1,307)	(1,626)
Inventories	(12,939)	(7,519)	(5,317)
Prepaid expenses and other current assets	3,179	(4,878)	(536)
Other assets	250	34	85
Accounts payable	(5,292)	(3,979)	14,687
Accrued compensation and benefits and other current liabilities	(395)	4,149	(4,554)
Deferred revenue	(4,744)	(808)	1,830
Other liabilities	264	(434)	(526)
Net cash provided by (used in) operating activities	10,741	(7,658)	(12,836)
Cash flows from investing activities:
(Increase) decrease in restricted cash	167	69	(202)
Purchases of property and equipment	(1,357)	(1,395)	(1,171)
Proceeds from sales of property and equipment	—	12	—
Net cash used in investing activities	(1,190)	(1,314)	(1,373)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of borrowing costs	—	—	28,611
Repayment of revolving credit facility	—	(14,000)	(15,000)
Proceeds from issuance of common stock, net	1,701	32,213	576
Net cash provided by financing activities	1,701	18,213	14,187
Effect of exchange rate changes on cash and cash equivalents	(585)	(1,059)	246
Net increase in cash and cash equivalents	10,667	8,182	224
Cash and cash equivalents, beginning of period	22,760	14,578	14,354
Cash and cash equivalents, end of period	$33,427	$22,760	$14,578
Supplemental Disclosure:
Cash paid for interest	$94	$210	$578
Cash paid for income taxes, net of refunds	$419	$107	$422
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We evaluate our estimates on an ongoing basis, including those related to the useful lives and fair value of long-lived assets, measurement of warranty obligations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates for allowance for doubtful accounts, and valuation of excess and obsolete inventories. Our estimates and assumptions can be subjective and complex and, consequently, actual results could differ materially from those estimates.

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

Our trade accounts receivable are concentrated with companies in the semiconductor industry and are derived from sales in the U.S., Asia and Europe. As of December 31, 2015, five customers accounted for 10 percent or more of our accounts receivable, with each representing approximately 36 percent, 12 percent, 12 percent, 11 percent and 10 percent of our total net accounts receivable, respectively. As of December 31, 2014, one customer accounted for 74 percent of our total net accounts receivable.

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

Inventory includes evaluation tools placed at customer sites as part of our marketing efforts. We typically amortize the cost of the evaluation tools over an estimated period of five years, taking into consideration the estimated cost to refurbish the tools and the estimated net realizable value of the tools. The amortization charges are reported as selling, general and administrative expenses. Amortization expense was $0.1 million, $0.4 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the useful lives or the term of the related lease, whichever is shorter.

Depreciation expense was $2.8 million, $2.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. When assets are retired or otherwise disposed of, the assets and the associated accumulated depreciation are removed from the accounts. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. We had no impairment charges in 2015, 2014 and 2013.

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

Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $1.5 million and $1.4 million, respectively. We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2015, 2014 and 2013 as such amounts were immaterial.

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

For the years ended December 31, 2015, 2014 and 2013, we recorded a $0.3 million net foreign currency transaction loss, a $0.3 million net foreign currency transaction gain and a $0.6 million net foreign currency transaction loss, respectively. At December 31, 2015 and 2014, the cumulative translation adjustment was $16.3 million and $18.2 million, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This amendment eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the adoption of this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial statements and footnote disclosures. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. As of December 31, 2015, we continue to record our unamortized debt issuance costs in connection with our revolving credit facility as an asset.

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

2.	BALANCE SHEET DETAILS

At December 31, 2015 and 2014, we had restricted cash of $1.8 million and $2.0 million, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying consolidated balance sheets. See Note 7. Commitments and Contingencies for additional details related to the standby letters of credit.

Components of inventories as of December 31 are shown below (in thousands):

	2015	2014
Inventories:
Purchased parts and raw materials	$33,624	$28,143
Work-in-process	12,793	10,832
Finished goods	3,603	1,604
	$50,020	$40,579

Components of prepaid expenses and other current assets as of December 31 are shown below (in thousands):

	2015	2014
Prepaid expenses and other current assets:
Value-added tax	$3,194	$4,184
Other current assets	2,863	5,583
	$6,057	$9,767

Components of property and equipment as of December 31 are shown below (in thousands):

	2015	2014
Property and equipment, net:
Machinery and equipment	$41,463	$40,777
Furniture and fixtures	8,531	9,079
Leasehold improvements	16,396	17,646
	66,390	67,502
Less: accumulated depreciation	(58,154)	(59,968)
	$8,236	$7,534

Components of other current liabilities as of December 31 are shown below (in thousands):

	2015	2014
Other current liabilities:
Warranty	$3,040	$2,803
Value-added tax	1,250	1,547
Accrued restructuring charge - current	8	366
Other	1,897	1,914
	$6,195	$6,630

3.	FAIR VALUE MEASUREMENT

Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit on quoted market prices in active markets. As of December 31, 2015 and 2014, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments as of December 31 (in thousands):

	2015		2014
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash and cash equivalents: (1)
Money market funds	$15,011	$15,011	$7,007	$7,007
Restricted cash:
Money market funds	1,808	1,808	1,806	1,806
Total assets measured at fair value	$16,819	$16,819	$8,813	$8,813

(1) Excludes $18.4 million and $15.8 million in cash held in our bank accounts at December 31, 2015 and December 31, 2014, respectively.

4.	BUSINESS COMBINATION

Agreement and Plan of Merger

On December 1, 2015, Mattson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beijing E-town Dragon Semiconductor Industry Investment Center (Limited Partnership), a People's Republic of China ("PRC") limited partnership (“Parent”), providing for the merger of an indirect subsidiary of Parent (“Merger Sub”) with and into Mattson (the “Merger”), with Mattson surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). The Merger Agreement was unanimously approved by Mattson’s Board of Directors (the “Board”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time of the Merger, each share of Mattson’s common stock, par value $0.001 per share (the “Company Common Stock”), outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $3.80 in cash, without interest (the “Merger Consideration”), excluding any shares owned by Mattson, Parent or Merger Sub or any of their respective wholly-owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Delaware law. Beijing E-Town International Investment & Development Co., Ltd., the parent company to Parent, has irrevocably and unconditionally guaranteed to the Company the due and punctual payment and performance of Parent’s and Merger Sub’s obligations under the Merger Agreement.

At the Effective Time, each option to purchase shares of Company Common Stock (a “Company Option”) that is outstanding and either (i) vested as of the Effective Time or (ii) held by a non-employee member of the Board will be converted into the right to receive an amount in cash, without interest, equal to the product obtained by multiplying (a) the aggregate number of shares of Company Common Stock subject to such Company Option immediately prior to the Effective Time, by (b) the Merger Consideration, less the per share exercise price of such Company Option.

At the Effective Time, each Company Option that is outstanding, unvested and held by an employee who continues employment with Parent or any of its subsidiaries (including the Surviving Corporation) after the Merger will either (i) conditioned upon receipt of an executed Award Surrender Agreement (included in the Merger Agreement) by the Company at least one business day prior to the Effective Time, be converted into the right to receive an amount in cash determined by multiplying (a) the aggregate number of shares of Company Common Stock represented by such Company Option immediately prior to the Effective Time by (b) the Merger Consideration, less the per share exercise price of such Company Option (the “Unvested Option Consideration”), or (ii) be assumed by the Surviving Corporation, on the same terms, conditions and vesting schedule applicable to such Company Option immediately prior to the Effective Time (an “Assumed Option”), except that (x) the number of shares of the Surviving Corporation’s common stock for which such Assumed Option will be exercisable will equal the product (rounded down to the next whole number, with no cash paid for any fractional share eliminated by such rounding) of the number of shares of Company Common Stock that were issuable upon exercise of such Company Option immediately prior to the Effective Time and the Exchange Ratio (as defined in the Merger Agreement) and (y) the per share exercise price for the shares of the Surviving Corporation’s common stock issuable upon exercise of such Assumed Option will equal the quotient (rounded up to the next whole cent) obtained by dividing the exercise price per share of such Company Option immediately prior to the Effective Time by the Exchange Ratio. The Unvested Option Consideration will be subject to the same vesting restrictions and continued service requirements applicable to such Company Option as are in effect immediately prior to the Effective Time, except that any portion of the Unvested Option Consideration remaining outstanding as of December 31, 2016 will fully accelerate in full and be paid as of such date.

At the Effective Time, each Company restricted stock unit (a “Company RSU”) that is outstanding and either (i) vested as of the Effective Time or (ii) held by a non-employee member of the Board will be converted into the right to receive an amount in cash, without interest, equal to the product obtained by multiplying (a) the aggregate number of shares of Company Common Stock subject to such Company RSU immediately prior to the Effective Time by (b) the Merger Consideration. At the Effective Time, all other outstanding Company RSUs not described in the immediately preceding sentence will be converted into the right to receive an amount in cash, without interest, equal to the product obtained by multiplying (x) the aggregate number of shares of Company Common Stock subject to such Company RSU immediately prior to the Effective Time by (y) the Merger Consideration (the “Unvested RSU Consideration”). The Unvested RSU Consideration will be subject to the same vesting restrictions and continued service requirements applicable to such Company RSU immediately prior to the Effective Time.

The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of the Company Common Stock (the “Company Stockholder Approval”). The obligations of the parties to consummate the Merger are also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (iii) the absence of certain governmental orders prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in all material respects in the ordinary course consistent with past practices during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions or take certain actions during the interim period unless consented to in writing by Parent, (iii) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval and (iv) subject to certain exceptions, not to withdraw (or qualify or modify in a manner adverse to Parent) the recommendation of the Board that the Company’s stockholders adopt the Merger Agreement. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that the Board determines either constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).

Parent also has agreed to various covenants in the Merger Agreement, including, among others, covenants to take actions that may be necessary in order to obtain approval of the Merger with certain governmental authorities, subject to certain exceptions.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including in connection with the Company’s entry into a definitive agreement providing for the consummation of a Superior Proposal as permitted under the Merger Agreement, the Company will be required to pay Parent a termination fee of approximately $8.6 million.

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of approximately $17.2 million (the “Parent Termination Fee”). The Parent Termination Fee will become payable from Parent to the Company if the Merger Agreement is terminated by the Company in the event that (i) Parent breaches its covenants such that the applicable closing condition regarding performance of covenants would not be satisfied or (ii) all of Parent’s conditions to closing are satisfied or waived and Parent has failed to consummate the Merger.

Voting Agreement

Concurrent with the execution of the Merger Agreement, the directors and certain executive officers of Mattson, in their capacities as holders of Company Common Stock or other equity interests of the Company, entered into a Voting Agreement with Parent (the “Voting Agreement”) pursuant to which each agreed, among other things, to (i) vote their Company Common Stock for the approval of the Merger Agreement and against any alternative proposal, and (ii) comply with certain restrictions on the disposition of their Company Common Stock, subject to the terms and conditions contained in the Voting Agreement. Each stockholder party to the Voting Agreement has granted an irrevocable proxy in favor of Parent to vote his or her shares or other equity interests as required by the terms of the Voting Agreement. The Voting Agreement will terminate upon the earlier of (a) the Effective Time, (b) the termination of the Voting Agreement by Parent, (c) the termination of the Merger Agreement in accordance with its terms or (d) a material modification, waiver or amendment of the Merger Agreement that (x) reduces the amount or changes the form of consideration to be paid to such stockholder party or (y) creates any additional conditions to the consummation of the Merger (unless such stockholder consents to such modification, waiver or amendment).

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

At our option, the borrowings under the credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.5 percent or the prime rate, plus an applicable margin. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. The Amendment lowered the applicable margin, as defined in the Amendment, with respect to our interest rate on outstanding borrowings to zero percent for ABR loans and 2.75 percent per annum for Eurodollar loans. As of December 31, 2015, the effective interest rate on any outstanding borrowings would have been 3.50 percent per annum, which is variable and represents the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. If an event of default occurs under the credit facility, the interest rate will increase by 2.0 percent per annum.

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

At December 31, 2015 and 2014, we had no outstanding borrowings under the credit facility.

6.	RESTRUCTURING CHARGES

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

The following table summarizes changes in our restructuring accrual for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2012	$2,005	$1,600	$—	$3,605
Restructuring charges	2,413	825	424	3,662
Payments	(4,406)	(1,322)	(399)	(6,127)
Reserve adjustments	(12)	—	(25)	(37)
Balance at December 31, 2013	—	1,103	—	1,103
Restructuring charges	506	(94)	—	412
Payments	(358)	(739)	—	(1,097)
Reserve adjustments	(20)	(32)	—	(52)
Balance at December 31, 2014	128	238	—	366
Restructuring charges	—	—	—	—
Payments	(123)	(205)	—	(328)
Reserve adjustments	(5)	(25)	—	(30)
Balance at December 31, 2015	$—	$8	$—	$8

For the year ended December 31, 2015, we had no restructuring charges, and made scheduled payments of $0.3 million to settle these restructuring liabilities. During 2015, we also incurred $2.5 million in costs associated with the Merger Agreement with Parent, which was recorded as restructuring and other charges in our consolidated statement of operations for the year ended December 31, 2015, and for which the unpaid portions are reflected within our accounts payable and other current liabilities in our consolidated balance sheet at December 31, 2015.

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

As of December 31, 2015, we had a minimal balance in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet. As of December 31, 2015, we also had approximately $2.5 million in accounts payable related to professional fees and deal-related costs associated with the Merger Agreement with Parent. As of

December 31, 2014, we had $0.4 million in accrued restructuring charges, which was classified within other current liabilities in our consolidated balance sheet.

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

The following table summarizes changes in our product warranty accrual for the years ended December 31 (in thousands):

	2015	2014	2013
Beginning balance	$2,803	$1,786	$1,691
Warranties issued in the period	3,021	2,783	2,031
Costs to service warranties	(3,974)	(3,059)	(1,981)
Warranty accrual adjustments	1,190	1,293	45
Ending balance	$3,040	$2,803	$1,786

Operating Leases

We hold various operating leases related to our worldwide facilities and equipment. Our minimum annual lease commitments with respect to our operating leases were as follows as of December 31, 2015 (in thousands):

Year Ending December 31,	Minimum Future Lease Payments
2016	$2,378
2017	2,288
2018	2,235
2019	2,272
2020	2,324
Thereafter	13,329
$24,826

Rent expense was $3.7 million, $4.1 million and $3.9 million in 2015, 2014 and 2013, respectively.

We recorded sublease income related to our Exton, Pennsylvania and Vancouver, Canada facilities of $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, our leases in Exton, Pennsylvania and Vancouver, Canada expired and were not renewed.

In 2005, we entered into a lease agreement for the building which serves as our corporate headquarters in Fremont, California. The lease is for a period of ten years, which commenced on May 31, 2007, and has an initial annual base rent cost of approximately $1.4 million, with annual increases of approximately 3.5 percent. We also are responsible for an additional minimum lease payment at the end of the lease term of approximately $1.5 million, subject to adjustment, under a restoration cost obligation provision, which is being recognized on a straight-line basis over the lease term. To secure this obligation, we provided the landlord a standby letter of credit of $1.5 million. On January 7, 2016, we entered into an amendment with the landlord, which extends the lease term through December 31, 2026. Under the terms of the amendment, the annual base rent was adjusted upwards to approximately $1.6 million during 2016, with annual increases of 3.0 percent through 2026.

Guarantees

Standby Letters of Credit

In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are primarily secured by money market accounts, which are classified as restricted cash in the accompanying consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of December 31, 2015, the maximum potential amount that we could be required to pay under our outstanding standby letters of credit was $1.7 million, which was secured by $1.8 million in money market fund accounts and recorded as restricted cash.

Canadian Minister of Industries

In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net revenues from certain Flash RTP products, up to a total of C$14.3 million (approximately $10.3 million based on the applicable exchange rate as of December 31, 2015), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million (approximately $10.3 million based on the applicable exchange rate as of December 31, 2015) or through December 31, 2020. We have recorded approximately C$0.6 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.

Indemnification Agreements

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

Overview

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

Class Action Merger Litigation

On December 14, 2015, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson, Mattson’s Board of Directors, Beijing E-town Dragon Semiconductor Industry Investment Center (“Parent”), and Dragon Acquisition Sub, Inc. (“Merger Sub”), captioned Sally Mogle v. Mattson Technology, et al., Case No. 11807 (Del. Ch.). On December 22, 2015, a second putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson’s Board of Directors, Parent, and Merger Sub, captioned Philip Durgin v. Kannappan, et al., Case No. 11837 (Del. Ch.). The complaints allege, among other things, that the Company’s directors breached their fiduciary duties by approving the Merger Agreement and that Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On January 12, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Mary Salinas v. Mattson Technology, et al., Case No. RG16799807. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by approving the Merger Agreement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the stockholder vote on the proposed transaction and unspecified damages, including attorneys’ and experts’ fees. On February 11, 2016, the plaintiff filed an Amended Class Action Complaint alleging, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees. On February 22, 2016, a second putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Darrell Brown v. Mattson Technology, et al., Case No. RG16804802. The complaint alleges, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On February 18, 2016, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Board, captioned Talbert v. Mattson Technology, et al., No. 8:16-cv-00811-LHK. The complaint alleges, among other things, that Mattson and Mattson’s Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by making materially incomplete and misleading statements and/or omitting material information from the Preliminary Proxy Statement. The complaint seeks to enjoin the stockholder vote on the proposed transaction, unspecified damages, certain other equitable relief, and attorneys’ fees and costs.

Mattson is reviewing the complaints and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Mattson’s defense of these actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future. We are unable at this time to estimate the effect of these lawsuits on our financial position, results of operations or cash flows.

8.	STOCKHOLDERS' EQUITY

Common Stock

In February 2014, we completed a registered public offering of 14.1 million newly issued shares of our common stock. The common stock was issued at a price to the public of $2.45 per share. We received net proceeds of approximately $31.7 million from the offering after deducting approximately $2.8 million in underwriting discounts and offering expenses.

Treasury Stock

We report common stock repurchased as treasury stock in the accompanying consolidated balance sheets. Treasury stock as of December 31, 2015 and 2014 was 4.4 million and 4.3 million shares, respectively, at a total purchase price of $38.6 million and $38.1 million, respectively.

Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income ("AOCI") for the years ended December 31 is as follows (thousands):

	2015	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$18,171	$20,830	$20,978
Reclassification to earnings, net of tax impact	—	—	(488)
Change in currency translation adjustment, net of tax	(1,882)	(2,659)	340
Balance at end of period	16,289	18,171	20,830
Unrealized investment gain:
Balance at beginning of period	—	—	29
Reclassification to earnings, net of tax	—	—	(29)
Balance at end of period	—	—	—
Accumulated other comprehensive income end of period	$16,289	$18,171	$20,830

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

9.	EMPLOYEE STOCK PLANS

As of December 31, 2015, we had approximately 4.1 million shares available for future grant under our 2012 Equity Incentive Plan (the "2012 Plan").

On May 28, 2015, the stockholders approved an amendment to our 2012 Plan: (i) increasing the number of shares reserved for issuance under the 2012 Plan by an additional 2.5 million shares, bringing the total shares reserved thereunder, to 19.5 million shares; and (ii) removing the 1.75 share accounting ratio applicable to stock awards and restricted stock units.

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

We granted 0.7 million, 0.7 million and 1.6 million stock options during 2015, 2014 and 2013, respectively, with an estimated total grant date fair value of $1.2 million, $0.9 million and $1.4 million, respectively. We settle employee stock option exercises with newly issued common shares.

The following table summarizes the stock option activity under all of our equity incentive plans for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(thousands)
Outstanding at December 31, 2013	4,993	$2.18	4.9	$5,281
Granted	746	2.42
Exercised	(486)	1.03
Forfeited or expired	(333)	7.01
Outstanding at December 31, 2014	4,920	$2.01	4.2	$7,513
Granted	716	3.37
Exercised	(1,017)	1.91
Forfeited or expired	(447)	4.16
Outstanding at December 31, 2015	4,172	$2.04	4.1	$6,254
Vested and expected to vest at December 31, 2015	3,928	$2.00	4.0	$6,059
Exercisable at December 31, 2015	2,785	$1.80	3.5	$4,818

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on December 31, 2015 for all in-the-money stock options.

The following table provides supplemental information pertaining to our stock options for the years ended December 31 (in thousands, except weighted-average fair values):

	2015	2014	2013
Weighted-average fair value of options granted	$1.70	$1.24	$0.87
Intrinsic value of options exercised	$2,449	$685	$386
Cash received from options exercised	$1,940	$502	$445

Restricted Stock Units

The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of December 31, 2015, we only had time-based RSUs outstanding.

Historically, 25 percent of the time-based RSUs vest on each anniversary of the vesting commencement date or date of grant. In December 2013, our Board of Directors approved a quarterly vesting schedule for RSUs. On occasion, we grant time-based RSUs for varying purposes with different vesting schedules. Time-based RSUs granted under the 2012 Plan prior to May 28, 2015 are counted against the total number of shares of common stock available for grant at a ratio of 1.75 shares of common stock for every one share of common stock subject thereto, and RSUs granted on or after May 28, 2015 are counted against the total number of shares of common stock available for grant at a ratio of 1.00 share of common stock for every one share of common stock subject thereto.

The following table summarizes RSU activity under all of our equity incentive plans for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)
Outstanding at December 31, 2013	429	$1.45
Granted	697	2.42
Released	(232)	1.99
Forfeited or Expired	(17)	2.49
Outstanding at December 31, 2014	877	$2.06
Granted	994	3.33
Released	(462)	2.57
Forfeited or Expired	(120)	2.86
Outstanding at December 31, 2015	1,289	$2.78

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

We reserved approximately 6.2 million shares of common stock for issuance under the ESPP, of which 2.4 million shares were available for issuance as of December 31, 2015. We issued approximately 0.1 million shares under the ESPP in each of the years ended December 31, 2015, 2014 and 2013, with average purchase prices of $2.99, $2.17 and $2.09, respectively.

Employee Savings Plan

We have an employee retirement and savings plan (the "ESP"), which qualifies under section 401(k) of the Internal Revenue Code. All full-time employees of eligible age (over 21 years old) can participate in the ESP and can contribute up to an amount allowed by the applicable Internal Revenue Service guidelines. At our discretion, we can make matching contributions to the ESP equal to a percentage of the participants' contributions. For the years ended December 31, 2015,

2014 and 2013, we recorded 401(k) match contributions in the amount of $0.2 million, $0.2 million and $0.1 million, respectively.

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

Valuation Assumptions

We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the years ended December 31:

	2015	2014	2013
Expected dividend yield	—	—	—
Expected stock price volatility	66%	67%	83%
Risk-free interest rate	1.2%	1.3%	0.9%
Expected life of options in years	4.0	4.0	4.4

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

Our stock-based compensation for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Stock-based compensation by type of award:
Stock options	$1,018	$994	$1,289
Restricted stock units	1,227	484	124
Employee stock purchase plan	35	48	20
	$2,280	$1,526	$1,433
Stock-based compensation by category of expense:
Cost of goods sold	$167	$40	$52
Research, development and engineering	253	181	254
Selling, general and administrative	1,860	1,305	1,127
	$2,280	$1,526	$1,433

We did not capitalize any stock-based compensation as inventory in the years ended December 31, 2015, 2014 and 2013, as such amounts were immaterial. As of December 31, 2015, we had $1.3 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.2 years. As of December 31, 2015, we had $2.6 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs that will be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
United States	$25,061	15	$25,716	14	$12,350	10
Korea	73,798	43	87,585	49	22,173	19
Taiwan	17,537	10	32,304	18	50,782	43
China	29,209	17	17,369	10	20,250	17
Other Asia	19,560	11	6,869	4	8,740	7
Europe and others	7,367	4	8,561	5	5,139	4
	$172,532	100	$178,404	100	$119,434	100

In 2015, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented 54 percent and 11 percent of our total net revenues, respectively. In 2014, one customer accounted for 10 percent or more of our total net revenues. Sales to this customer represented 61 percent of our total net revenues. In 2013, two customers accounted for 10 percent or more of our total net revenues. Sales to these customers represented approximately 35 percent and 33 percent of our total net revenues, respectively.

As of December 31, 2015, five customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 36 percent, 12 percent, 12 percent, 11 percent and 10 percent of our total net accounts receivable, respectively. As of December 31, 2014, one customer accounted for 10 percent or more of our net accounts receivable representing approximately 74 percent of our total net accounts receivable.

Geographical information relating to our property and equipment, net, as of December 31 was as follows (in thousands):

	2015	2014
Property and equipment, net:
United States	$3,350	$4,140
Germany	4,712	3,185
Others	174	209
	$8,236	$7,534

12.	INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Domestic income (loss)	$8,104	$7,248	$(21,743)
Foreign income	3,073	2,972	10,226
Income (loss) before income taxes	$11,177	$10,220	$(11,517)

The provision for (benefit from) income taxes for the years ended December 31 consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$—	$—	$(466)
State	51	28	52
Foreign	667	160	(125)
Total current	718	188	(539)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	144	151	(3)
Total deferred	144	151	(3)
Provisions for (benefit from) income taxes	$862	$339	$(542)

The provision for (benefit from) income taxes reconciles to the amount computed by multiplying income (loss) before income taxes by the U.S. statutory rate of 35 percent as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Benefits at statutory rate	$3,912	$3,577	$(4,031)
Deferred tax asset valuation allowance	(3,705)	(3,182)	5,256
Foreign earnings taxed at U.S. rates	208	403	1,966
Foreign earnings taxed at different rates	(388)	(540)	(3,315)
State taxes, net of Federal benefit	416	18	34
Nondeductible stock option expense	173	244	322
Uncertain tax position reserve release	41	(188)	(579)
Other	205	7	(195)
Provision for (benefit from) income taxes	$862	$339	$(542)

Deferred tax assets (liabilities) as of December 31 are comprised of the following (in thousands):

	2015	2014
Net operating loss carryforwards	$159,722	$161,422
Reserves not currently deductible	6,106	7,547
Tax credit carryforwards	849	849
Depreciation	5,073	6,006
Deferred revenue	1,749	1,186
Other	1,599	(161)
Total deferred tax asset	175,098	176,849
Valuation allowance	(173,081)	(176,786)
Net deferred tax asset	2,017	63
Deferred tax liability	(2,291)	(192)
Net deferred tax asset (liability)	$(274)	$(129)

The valuation allowance as of December 31, 2015 and 2014 is against all deferred tax assets for all jurisdictions except Korea. Our valuation allowance was determined in accordance with the applicable authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance in the current year, management considered historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the cyclical nature of the overall semiconductor market thereby negatively impacting our ability to sustain or grow revenues and earnings and the lack of carry-back capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

As of December 31, 2015, we had Federal and state net operating loss carryforwards of approximately $447.9 million and $113.0 million, respectively, which will begin expiring in 2018 for Federal and 2016 for state. We also have foreign net operating loss carryforwards in Canada and Germany of approximately $38.0 million and $29.2 million, respectively. Canada's net operating loss carryforwards begin expiring in 2026. The German net operating loss carryforward has an indefinite carryover life.

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

As of December 31, 2015, we had research credit carryforwards of approximately $2.7 million and $4.0 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2017. The California tax credit can be carried forward indefinitely.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2015, U.S. income taxes were not provided for on a cumulative total of $0.4 million of undistributed earnings for certain foreign subsidiaries. If these earnings were repatriated, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be repatriated. We intend to permanently reinvest all foreign unremitted earnings of foreign subsidiaries outside of the U.S., except for Germany, Korea and Canada. Our indefinitely reinvested non-U.S. earnings have been deployed in active business operations, and it is unlikely that we will repatriate any portion of our indefinitely reinvested non-U.S. earnings in the future.

As of December 31, 2015, our total unrecognized tax benefits were approximately $24.3 million exclusive of interest and penalties described below. Included in the $24.3 million is approximately $0.2 million of unrecognized tax benefits (net of

Federal benefit), that if recognized, would favorably affect the effective tax rate in a future period before consideration of changes in the valuation allowance. We anticipate there will be no significant decrease in our unrecognized tax benefits within the next twelve months.

Our practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Provisions for income taxes included estimated interest of zero, $0.1 million and $0.1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had $0.1 million and $0.1 million, respectively, accrued for estimated interest. We had no accruals for estimated penalties as of December 31, 2015 and 2014.

We are subject to United States Federal income tax as well as to income taxes in Germany, Korea and various other foreign and U.S. state jurisdictions. Our Federal and state income tax returns are generally not subject to examination by tax authorities for years before 2012 and 2011, respectively. However, due to the fact that we have net operating losses and credits carried forward, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to the tax attributes carried forward to open years. Our German and Korea income tax returns are generally not subject to examination by tax authorities before 2010. We had no material tax audits in progress as of December 31, 2015.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$25,100	$25,500	$25,900
Tax positions related to current and prior years:
Additions	—	—	1,000
Reductions	—	(100)	(100)
Expiration of statutes of limitations	(800)	(300)	(1,300)
Balance at the end of the year	$24,300	$25,100	$25,500

13.	NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except for per share data):

	Years Ended December 31,
	2015	2014	2013
Basic and diluted net income (loss) per share of common stock:
Numerator:
Net income (loss)	$10,315	$9,881	$(10,975)

Denominator:
Weighted-average shares outstanding - basic	74,916	71,897	58,944
Effect of dilutive stock options and restricted stock units	1,899	1,506	—
Weighted-average shares outstanding - diluted	76,815	73,403	58,944

Net income (loss) per share of common stock:
Basic	$0.14	$0.14	$(0.19)
Diluted	$0.13	$0.13	$(0.19)

For the years ended December 31, 2015 and 2014, options and RSUs totaling 1.2 million and 2.3 million, respectively, were excluded from diluted net income per share because their inclusion would have been anti-dilutive. Options are considered anti-dilutive if the exercise price exceeds the average stock price for the applicable period. For the year ended December 31, 2013, options to purchase our common stock and restricted stock units totaling 4.7 million were excluded from diluted net loss per share because their inclusion would have been anti-dilutive, since we had a net loss for the year ended December 31, 2013. Accordingly, basic and diluted net loss per share were the same for the year ended December 31, 2013.

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed consolidated statements of operations data for the eight quarterly periods ended December 31, 2015. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted income (loss) per share.

The following tables set forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Three Months Ended
	March 29, 2015	June 28, 2015	September 27, 2015	December 31, 2015
Net revenue	$58,254	$43,334	$38,894	$32,049
Gross margin	$21,394	$16,019	$13,547	$13,787
Income (loss) from operations	$7,303	$2,677	$1,702	$(162)
Net income (loss)	$6,305	$2,581	$2,023	$(594)
Net income (loss) per share:
Basic	$0.08	$0.03	$0.03	$(0.01)
Diluted	$0.08	$0.03	$0.03	$(0.01)
Shares used in computing net income (loss) per share:
Basic	74,700	74,920	75,129	75,287
Diluted	77,265	77,019	76,546	75,287

	Three Months Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
Net revenue	$43,198	$42,029	$38,430	$54,747
Gross margin	$14,646	$13,296	$12,998	$17,877
Income from operations	$2,701	$2,049	$546	$4,817
Net income	$2,465	$1,916	$537	$4,963
Net income per share:
Basic	$0.04	$0.03	$0.01	$0.07
Diluted	$0.04	$0.03	$0.01	$0.07
Shares used in computing net income per share:
Basic	66,275	73,532	73,731	73,861
Diluted	67,971	74,679	75,023	75,486

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the captions “Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2016 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year end December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

We have adopted a Code of Ethics and Business Conduct for all officers, directors and employees. We have posted the Code of Ethics and Business Conduct on our website located at http://www.mattson.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2016 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2016 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2016 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2016 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed on the index to consolidated financial statements in Item 8.

(a)(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2015, 2014 and 2013, which is included in Schedule II of this Form 10-K.

(a)(3) Exhibits

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
2.1	Agreement and Plan of Merger by and among Beijing E-Town Dragon Semiconductor Industry Investment Center (Limited Partnership), Dragon Acquisition Sub, Inc. and Mattson Technology, Inc., dated December 1, 2015	8-K	12/2/2015	2.1
2.2	Guarantee, dated December 1, 2015, by Beijing E-Town International Investment & Development Co., Ltd. in favor of Mattson Technology, Inc.	8-K	12/2/2015	2.2
3.1	Amended and Restated Certificate of Incorporation of Mattson Technology, Inc.	8-K/A	1/30/2001	3(i)
3.2	Amended and Restated Bylaws of Mattson Technology, Inc.	8-K	12/22/2010	3.1
3.3	Certificate of Elimination of Series A Preferred Stock of Mattson Technology, Inc.	8-K	5/5/2015	3.1
10.1	Credit Agreement between Mattson Technology, Inc. and Silicon Valley Bank	10-Q	5/9/2013	10.4
10.2	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank dated February 5, 2014	8-K	2/5/2014	10.1
10.3	Waiver and Amendment Agreement Between Mattson Technology, Inc. and Silicon Valley Bank dated April 23, 2014	8-K	4/28/2014	10.1
10.4	Amendment Agreement No. 4 Between Mattson Technology, Inc. and Silicon Valley Bank dated October 21, 2014	8-K	10/23/2014	10.1
10.5	Industrial Space Lease, dated August 1, 2005, between Mattson Technology, Inc. and Renco Equities IV, a California partnership	10-Q	11/4/2005	10.14
10.6	First Lease Amendment, dated January 7, 2016, between Mattson Technology, Inc. and Sir Properties Trust	8-K	1/13/2016	10.1
10.7+	Mattson Technology, Inc. Amended and Restated 1989 Stock Option Plan	10-Q	8/14/2002	10.2
10.8+	Mattson Technology, Inc. 2005 Equity Incentive Plan	DEF 14A	4/20/2005	Appendix A
10.9+	Amendment #1 to Mattson Technology, Inc. 2005 Equity Incentive Plan	DEF 14A	4/26/2007	Appendix 1
10.10+	Mattson Technology, Inc. 2012 Equity Incentive Plan	DEF 14A	3/23/2012	Appendix 1
10.11+	Mattson Technology, Inc. 2012 Equity Incentive Plan, Amended and Restated	8-K	5/29/2015	10.1
10.12+	Amended and Restated Mattson Technology, Inc. 1994 Employee Stock Purchase Plan	10-K	3/11/2011	10.5
10.13+	Amended and Restated Mattson Technology, Inc. 1994 Employee Stock Purchase Plan	10-Q	8/1/2014	10.2
10.14+	Offer Letter between Mattson Technology, Inc. and Fusen E. Chen	10-K	3/15/2013	10.16
10.15+	Offer Letter between Mattson Technology, Inc. and J. Michael Dodson	10-Q	11/7/2011	10.2
10.16+	Offer Letter Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.3
10.17+	Severance and Executive Change of Control Agreement for Fusen E. Chen, Chief Executive Officer	10-K	3/15/2013	10.15

Exhibit		Incorporated By Reference			Filed
Number	Description	Form	Date	Number	Within
10.18+	Severance and Executive Change of Control Agreement for J. Michael Dodson, Chief Financial Officer	8-K	1/6/2012	10.1
10.19+	Change of Control Agreement Between Mattson Technology, Inc. and Hoang H. Hoang	10-Q	8/9/2013	10.4
10.20+	Change of Control Agreement Between Mattson Technology, Inc. and Tyler Purvis	10-Q	11/5/2014	10.2
10.21+	Form of Indemnity Agreement	8-K	6/10/2010	10.1
21.1	Subsidiaries of Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes‑Oxley Act Section 302(a)				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Notes:

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MATTSON TECHNOLOGY, INC.
(Registrant)

Date: March 11, 2016	By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 11, 2016	By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: March 11, 2016	By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kenneth Kannappan	Chairman of the Board and Director	March 11, 2016
Kenneth Kannappan

/s/ Kenneth Smith	Vice Chairman of the Board and Director	March 11, 2016
Kenneth Smith

/s/ Richard E. Dyck	Director	March 11, 2016
Richard E. Dyck

/s/ Scott Kramer	Director	March 11, 2016
Scott Kramer

/s/ Scott Peterson	Director	March 11, 2016
Scott Peterson

/s/ Thomas St. Dennis	Director	March 11, 2016
Thomas St. Dennis

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Doubtful Accounts

Year Ended December 31,	Balance at Beginning of Year	Charged (Credited) to Income	Deduction and Other	Balance at End of Year
2015	$669	$3	$—	$672
2014	$704	$—	$(35)	$669
2013	$541	$163	$—	$704

Deferred Tax Asset Valuation Allowance

Year Ended December 31,	Balance at Beginning of Year	Charged (Credited) to Income	Deduction and Other	Balance at End of Year
2015	$176,786	$—	$(3,705)	$173,081
2014	$181,499	$—	$(4,713)	$176,786
2013	$175,300	$6,199	$—	$181,499