Form 10-K/A
period 2015-12-31
MATTSON TECHNOLOGY INC
filed 2016-04-22
CIK 928421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

MATTSON TECHNOLOGY, INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

EXPLANATORY NOTE

On March 11, 2016, Mattson Technology, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

The Company does not anticipate that its definitive proxy statement will be filed before April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 11, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information provided below is background information about each of our directors. Age and other information in each director's background are as of December 31, 2015.

•
Kenneth Kannappan, 56, has served as a director since July 1998 and served as Chairman of the Board since July 2012 and from June 2008 to September 2011. Since January 1999, Mr. Kannappan has served as President and Chief Executive Officer of Plantronics, Inc., a telecommunications equipment manufacturer, and also serves as a member of its board of directors. From 1995 to 1998, Mr. Kannappan held various executive positions at Plantronics, Inc. Prior to joining Plantronics, Inc., Mr. Kannappan was Senior Vice President of Kidder, Peabody & Co. Incorporated, an investment banking company, from 1985 to 1995. Mr. Kannappan also currently serves on the board of directors of Integrated Device Technology.

Through Mr. Kannappan's extensive experience in various executive positions, including Chief Executive Officer, he is able to provide the Board of Directors valuable insights regarding the management of a technology-based business, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Fusen E. Chen, 56, has served as the Company's President and Chief Executive Officer and director since February 2013. From September 2009 to June 2012, Dr. Chen was Executive Vice President at Novellus Systems, Inc. ("Novellus"), a semiconductor equipment manufacturer with responsibility for all product business units. From October 2005 to September 2009, Dr. Chen was the Chief Technology Officer at Novellus, with the responsibility for defining Novellus' technology strategy and direction. Prior to joining Novellus, Dr. Chen spent 10 years at Applied Materials, Inc., most recently as the group vice president and general manager for the company's copper physical vapor deposition and interconnect product business group. Dr. Chen earned his Ph.D. and B.S. degrees in materials science and engineering from the State University of New York and Tsing Hua University (Hsinchu, Taiwan), respectively.

Dr. Chen's role as the Company's President and Chief Executive Officer, his prior work experience within the industry and his overall deep industry and technical background make him an effective member of the Board of Directors, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Richard Dyck, 70, has served as a director since January 2010. Mr. Dyck was the founder of and has since 2009 served as President of TGK, K.K., a supplier of connection systems for the testing of semiconductors. Previously, Mr. Dyck was the founder and President of TCS Japan K.K. and East Asia Connector Services, Ltd (Shanghai), manufacturers of high-speed connection systems, until they were each acquired in 2009. From 1982 until 1999, Mr. Dyck was a Vice-President and an Executive Officer of Teradyne, Inc., a semiconductor test equipment company, and the Chairman of Teradyne, Japan. Mr. Dyck is a member of the Advisory Committee of the Japan External Trade Organization.

Mr. Dyck's extensive experience working in Japan and throughout Asia allows him to contribute valuable insights to the Board of Directors regarding the Company's extensive activity and customer base in that region, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Scott Kramer, 61, has served as a director since September 2011 and has served as Chairman of the Company's Nominating and Governance Committee since September 2013. Mr. Kramer retired as vice president of manufacturing technology at SEMATECH, Inc. in 2011, a position he had held since 2008. Mr. Kramer held various positions of increasing responsibility at SEMATECH, from 1994 to 1997 and from 1998 to 2011. Prior to joining SEMATECH, he worked for Lam Research and IBM.

Mr. Kramer's experience in the semiconductor industry make him an effective adviser to the Board of Directors regarding strategic and operational issues, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Scott Peterson, 63, has served as a director since December 2010 and has served as the Chairman of the Company's Audit Committee since December 2010. Mr. Peterson was the Managing Partner of Ernst & Young's Pacific Northwest Area Assurance (Audit) Practice until his retirement in April 2010. In his various roles at Ernst & Young, Mr. Peterson served as the lead advisory partner for many of the firm's technology clients. He is a Certified Public Accountant. Mr. Peterson also served as a Practice Fellow at the Financial Accounting Standards Board from 1987 to 1989. Since December 2013, Mr. Peterson has served on the Board of the Utah Capital Investment Corporation and presently serves as Chairman of that Board.

Mr. Peterson's technical accounting background and his financial expertise makes him a valuable adviser to the Board of Directors and contributes to his effectiveness as Chairman of the Audit Committee, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Kenneth Smith, 66, has served as a director since August 1994 and has served as Vice Chairman of the Board since July 2012. Mr. Smith also served as Chairman of the Company's Compensation Committee since May 2011. Mr. Smith is a retired President, Chief Operating Officer and a director of WaferTech, a semiconductor manufacturer, where he served from May 1996 until April 2000. From 1991 to 1995, Mr. Smith was Vice President of Operations at Micron Semiconductor, Inc., a semiconductor manufacturer.

Mr. Smith's experience in the semiconductor industry makes him an effective adviser to the Board of Directors regarding strategic and operational issues, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

▪
Thomas St. Dennis, 62, has served as a director since September 2013 and has served as Chairman of the Company's Strategy and Acquisition Committee since March 2014. Mr. St. Dennis was Chief Executive Officer of FormFactor, Inc. from September 2010 to December 2014 and continues to serve as Chairman of its board member since October 2013. Mr. St. Dennis previously held various positions at Applied Materials, Inc. from 1992 to 1999 and again from 2005 to 2009. His most recent role at Applied Materials, Inc. was the Senior Vice President and General Manager of the Silicon Systems Group. From 2003 to 2005, Mr. St. Dennis held the position of Executive Vice President of Sales and Marketing at Novellus Systems, Inc. Mr. St. Dennis also currently serves on the board of directors of Axcelis Technologies.

Mr. St. Dennis’ prior experience in the semiconductor industry as well as his extensive international business background make him an effective adviser to the Board of Directors regarding strategic and marketing issues, which has led the Company to conclude that he should serve as a member of the Company's Board of Directors.

Board Leadership Structure

The positions of Chairman of the Board and Chief Executive Officer are held by two separate individuals. Mr. Kannappan, who is independent in accordance with the applicable NASDAQ listing standards, has served as Chairman of the Board of Directors since July 2012. Dr. Chen serves as President and Chief Executive Officer.

While the Board retains the discretion to combine the roles in the future as it deems appropriate, the Board believes that with an independent director serving as Chairman, the interests of the stockholders are well represented and that proper governance is maintained. The Company believes that the Chairman can provide support and advice to the Chief Executive Officer; collaborate with the Chief Executive Officer on setting a strategic direction for the Company; preside over executive or independent sessions of the Board when management, including the Chief Executive Officer, is not present; and lead the Board in fulfilling its responsibilities. This leadership structure also provides the Company the advantage of different viewpoints and backgrounds. The Company believes that the current leadership structure of the Board is appropriate at the present time and allows the Board to fulfill its duties effectively and efficiently based on the Company's current needs.

Board Meetings and Committees

The table below summarizes membership information for each of the primary Board committees for the year ended December 31, 2015:

	Audit	Nominating and Governance	Compensation
Independent Directors
Kenneth Kannappan	•		•
Kenneth Smith	•		• (Chairman)
Scott Peterson	• (Chairman)	•
Richard Dyck			•
Scott Kramer		• (Chairman)
Thomas St. Dennis		•
Other Director
Fusen E. Chen

Number of Meetings in 2015	7	2	2

In 2015, the Board of Directors held 19 meetings, with each director attending at least 75 percent of the aggregate meetings of the Board of Directors and each of the committees on which he served.

The Company typically schedules a Board of Directors meeting in conjunction with the Annual Meeting of Stockholders. The Company expects, but does not require, that all directors will attend the meeting, absent a valid reason, such as a schedule conflict. Last year, all members of the Board of Directors then in office, except for Mr. Peterson, attended the 2015 Annual Meeting of Stockholders.

The Board of Directors of the Company has a standing Audit Committee, Compensation Committee and a Nominating and Governance Committee, each of which has a written charter. The committees' charters can be viewed at the Company's web site at http://www.mattson.com.

For a description of the principal functions of the Audit Committee, see “Report of the Audit Committee.” During 2015, the Audit Committee consisted of Messrs. Peterson, Kannappan and Smith; each of whom is independent under the requirements set forth in the applicable NASDAQ listing standards and SEC rules. Our Board has determined that Mr. Peterson is the Audit Committee's “financial expert.” The Audit Committee held 7 meetings during 2015.

The principal functions of the Compensation Committee are to approve compensation for the Chief Executive Officer ("CEO") based on guidelines from the Board, if any; approve compensation for other executive officers of the Company; recommend to the Board the compensation of non-employee directors for service on the Board and committees of the Company; review all components of executive officer and director compensation for consistency with the committee's compensation philosophy as in effect from time to time; review compensation policies applicable to the entire Company; oversee the administration of the Company's equity incentive and employee stock purchase plans; and perform such other duties regarding compensation for employees, consultants and directors as the Board may delegate from time to time. During 2015, the Compensation Committee consisted of Messrs. Smith, Dyck and Kannappan, each of whom is independent under the requirements set forth in the applicable NASDAQ listing standards and SEC rules. The Compensation Committee held 2 meetings during 2015.

The principal functions of the Nominating and Governance Committee are to identify individuals qualified to become Board members; select, or recommend to the Board, director nominees for each election of directors; develop and recommend to the Board criteria for selecting qualified director candidates; consider committee member qualifications, appointment and removal; recommend corporate governance principles applicable to the Company and provide oversight in the evaluation of the Board and each committee. During 2015, the Nominating and Governance Committee consisted of Messrs. Kramer, Peterson and St. Dennis. Each of the members of the Nominating and Governance Committee is independent under the requirements set forth in the applicable NASDAQ listing standards and SEC rules. The Nominating and Governance Committee held 2 meetings during 2015.

In addition, the Company's Board of Directors also has an ad hoc Strategy and Acquisition Committee, which consisted of Messrs. St. Dennis, Kramer and Peterson. Mr. St. Dennis has served as the Chairman of the Strategy and Acquisition Committee.

Compensation of Directors

Compensation for non-employee directors is a mix of cash and equity-based compensation to reward directors for a year of service in fulfilling their responsibilities. The equity-based component for non-employee directors' compensation is intended to align their long-term interests with those of the Company's stockholders. The Company does not compensate its management director, Dr. Fusen E. Chen, President and Chief Executive Officer of the Company, for Board service in addition to regular employee compensation. Each year, the Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors and recommends changes, if any, to the Board.

The table below reflects the compensation for non-employee directors for fiscal 2015:

Compensation Element	2015 Director Compensation
	Member		Incremental for Lead/Chair (1)
Board Service
Annual Cash Retainer	$50,000		$25,000 (Chairman of the Board)
			$20,000 (Vice-Chairman)
Annual Equity Award
Non-Qualified Stock Option Award	12,500 Options		-
Restricted Stock Unit Award	12,500 Units		-
Committee Service (1)
Annual Retainer - Committee Chair	Cash	Equity	Cash	Equity
Audit	-	-	$12,000	-
Compensation	-	-	$9,000	-
Nominating and Governance	-	-	$5,000	-
Initial Equity Award
Non-Qualified Stock Option Award	25,000 Options
Restricted Stock Unit Award	8,500 Units
(1) A Board member serving two or more of the above lead or chair roles shall only receive the cash compensation for the role paying the higher annual retainer.

Option grants and awards of restricted stock units to a non-employee director vest 25 percent at the end of each year of service, so as to be fully vested after four years, subject to the director's continued service on the Board.

Option award amounts are presented based on their grant date fair market value, excluding the effect for estimated forfeitures, which the Company measures in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

The following table provides compensation information for the year ended December 31, 2015 for each non-employee director:

Director	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Kenneth Kannappan (3)	$75,000	$23,973	$48,125	$147,098
Kenneth Smith (4)	$70,000	$23,973	$48,125	$142,098
Scott Peterson (5)	$62,000	$23,973	$48,125	$134,098
Scott Kramer (6)	$55,000	$23,973	$48,125	$127,098
Richard Dyck (7)	$50,000	$23,973	$48,125	$122,098
Thomas St. Dennis (8)	$50,000	$23,973	$48,125	$122,098

(1)
Represents the grant date fair value of stock option awards, as calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, excluding the effect of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options. Each option award consists of a stock option for 12,500 shares granted on May 28, 2015, with an exercise price of $3.85 per share, vesting in four equal annual installments from the grant date.

(2)
Represents the grant date fair value of stock awards, with a fair value as of the grant date of $3.85 per share disregarding forfeiture assumptions. Each stock award consists of a grant of a restricted stock unit for 12,500 shares, which settle in four equal annual installments from the grant date.

(3)	As of December 31, 2015, Mr. Kannappan had 123,000 shares of stock options outstanding, which includes 86,625 that are currently exercisable; and 25,875 shares of restricted stock units outstanding.
(4)	As of December 31, 2015, Mr. Smith had 125,000 shares of stock options outstanding, which includes 88,125 that are currently exercisable; and 26,375 shares of restricted stock units outstanding.
(5)	As of December 31, 2015, Mr. Peterson had 95,000 shares of stock options outstanding, which includes 58,125 that are currently exercisable; and 26,375 shares of restricted stock units outstanding.
(6)	As of December 31, 2015, Mr. Kramer had 91,000 shares of stock options outstanding, which includes 58,125 that are currently exercisable; and 24,875 shares of restricted stock units outstanding.
(7)	As of December 31, 2015, Mr. Dyck had 101,000 shares of stock options outstanding, which includes 65,625 that are currently exercisable; and 24,875 shares of restricted stock units outstanding.
(8)	As of December 31, 2015, Mr. St. Dennis had 50,000 shares of stock options outstanding, which includes 15,625 that are currently exercisable; and 26,125 shares of restricted stock units outstanding.

Risk Oversight

The Board of Directors, through its committees, is actively involved in overseeing risk management for the Company.
The Audit Committee, among other things, reviews the Company's financial risks and reviews the Company's policies with respect to risk assessment and risk management and internal controls that management has implemented to monitor or control such risks.
The Compensation Committee oversees risk management as it relates to the Company's compensation plans, policies and practices in connection with structuring its executive compensation programs and reviewing its incentive compensation programs for other employees, including evaluating whether the compensation programs may create an environment and/or incentives for employees to take excessive or inappropriate risks which could have a material adverse effect on the Company. The Company's compensation programs are intended to reward its employees for strong performance over the long-term, with consideration for near-term actions and results that strengthen the Company. Through periodic risk assessments of the Company's global compensation programs, the Company believes that the executive compensation programs do not encourage excessive and unnecessary risk-taking. The design of these compensation programs is intended to encourage the executive officers to remain focused on both the short- and long-term operational and financial goals of the Company.

The Nominating and Governance Committee oversees the Company's identification, categorization and evaluation of enterprise risks, as well as developing risk mitigation and response strategies.

Executive Officers

The following are biographical summaries of our named executive officers:

Fusen E. Chen, 56 - President and Chief Executive Officer and Director
Dr. Fusen E. Chen has served as the Company's President and Chief Executive Officer and director since February 2013. From September 2009 to June 2012, Dr. Chen was Executive Vice President at Novellus Systems, Inc. ("Novellus"), a semiconductor equipment manufacturer with responsibility for all product business units. From October 2005 to September 2009, Dr. Chen was the Chief Technology Officer at Novellus, with the responsibility for defining Novellus' technology strategy and direction. Prior to joining Novellus, Dr. Chen spent 10 years at Applied Materials, Inc., most recently as the group vice president and general manager for the company's copper physical vapor deposition and interconnect product business group. Dr. Chen earned his Ph.D. and B.S. degrees in Materials Science and Engineering from the State University of New York and Tsing Hua University (Hsinchu, Taiwan), respectively.

J. Michael Dodson, 55 - Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary
Mr. Dodson has served as the Company's Chief Operating Officer and Chief Financial Officer since 2012 and joined the Company as Executive Vice President, Chief Financial Officer and Secretary in 2011. Prior to joining Mattson, Mr. Dodson served as Senior Vice President and Chief Financial Officer at DDi Corp., a provider of printed circuit board engineering and manufacturing services. Before joining DDi Corp., Mr. Dodson served as the CFO for three global public technology companies and Chief Accounting

Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young. Mr. Dodson holds a B.B.A. degree from the University of Wisconsin-Madison. Mr. Dodson also serves on the Board of Directors and as Chairman of the Audit Committee of Sigma Designs, Inc., a publicly-traded provider of system-on-chip solutions.

Hoang H. Hoang, 55 - Executive Vice President, Global Business Operations
Mr. Hoang was recently promoted to Executive Vice President, Global Business Operations in January 2015. Prior to that, Mr. Hoang served as the Company's Senior Vice President, Global Business Operations since joining Mattson in March 2013. Prior to joining the Company, from November 2004 to July 2012, Mr. Hoang held various sales management positions at Novellus Systems, Inc., most recently as Vice President of Sales and Business Development. Mr. Hoang’s career spans nearly thirty years, with experience at a variety of leading semiconductor and semiconductor capital equipment companies, including Applied Materials, STMicroelectronics and Texas Instruments. Mr. Hoang holds a B.S. degree in Chemistry and M.S. in Materials Engineering from Wayne State University in Michigan. Mr. Hoang also serves on the Board of Directors of Cenergy Power, a privately-held commercial and utility solar integrator.

Tyler W. Purvis, 42 - Senior Vice President, Chief Accounting Officer and Corporate Controller
Mr. Purvis has served as the Company's Senior Vice President, Chief Accounting Officer and Corporate Controller since March 2012 with responsibility for all worldwide finance and accounting functions. Prior to joining the Company, from May 2005 to December 2009, Mr. Purvis held various finance management positions at Blue Coat Systems Inc., a provider of web security and WAN optimization solutions, most recently as Senior Director, Worldwide Finance and Accounting. From July 2001 to May 2005, Mr. Purvis held various finance positions at Novellus Systems, Inc., most recently as Assistant Controller. Mr. Purvis started his career at Ernst & Young, LLP, a public accounting firm, serving as an Audit Manager at the time of his departure. Mr. Purvis holds a B.A. degree in business economics with an emphasis in accounting from the University of California, Santa Barbara and is a Certified Public Accountant licensed in the state of California.

Code of Ethics and Business Conduct

The Board of Directors of the Company has approved a Code of Ethics and Business Conduct that applies to all employees and contractors, including the Company's President, Chief Executive Officer and Director; the Company's Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary; the Company's Executive Vice President, Global Business Operations; and the Company's Senior Vice President, Chief Accounting Officer and Corporate Controller. A copy of the Code of Ethics and Business Conduct can be found on the Company's website (http://www.mattson.com). To the extent permitted, the Company intends to disclose any future amendments to its Code of Ethics and Business Conduct by posting the changed version on the same website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation from certain reporting persons that no other reports were required, the Company believes that during 2015, its officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements, except with respect to a late Form 4 filing on January 16, 2015 by Mr. Hoang, reporting two late transactions.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is responsible for monitoring the integrity of the Company's consolidated financial statements, its system of internal controls and the independence and performance of its independent registered public accounting firm (the “independent auditors”). The Audit Committee is also responsible for the selection of the Company's independent auditors, and approves all professional services performed by the independent auditors. The Audit Committee is composed of three independent, non-employee directors and operates under a written charter adopted and approved by the Board of Directors which is available on the Company's website at http://ir.mattson.com/governance.com. The members of the Audit Committee on December 31, 2015 were Scott Peterson (Chairman), Kenneth Kannappan and Kenneth Smith. Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards and the SEC rules as they apply to audit committee members. The Board has determined that Scott Peterson is an “audit committee financial expert” as defined by SEC rules.

Management is responsible for the financial reporting process, for establishing and maintaining adequate internal control over financial reporting, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The independent auditors have the responsibility to express an opinion on the financial statements and on internal control over financial reporting based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Our responsibility is to monitor and review these processes, as well as to review the independent audit plan and the reports of the independent auditors. We rely on the information provided to us and on the representations made by management and the independent auditors.

In this context, we held seven meetings during 2015. The meetings were designed, among other things, to facilitate and encourage communication among the Audit Committee, management and the Company's independent auditors. Armanino LLP (“Armanino”), performed the audit of the Company's consolidated financial statements for 2015 as its independent auditors. We discussed with the Company's management and Armanino the overall scope of and plan for the 2015 audit before it was performed by Armanino. We met with Armanino to discuss the results of their examination.

We have reviewed and discussed with management and Armanino the audited consolidated financial statements of the Company for the year ended December 31, 2015 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. We also discussed with Armanino the matters required to be discussed by the Public Company Accounting Oversight Board (the “PCAOB”) AU Section No. 380, as currently in effect.

The Company's independent auditors also provided to us the written disclosures and a letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence. We discussed with the independent auditors their independence from the Company. When considering Armanino's independence, we considered whether their provision of services to the Company beyond those rendered in connection with their audit and review of the Company's consolidated financial statements were compatible with maintaining their independence. We also reviewed and pre-approved, among other things, the fees paid to the independent auditors for audit and non-audit services.

Based on our review and these meetings, discussions and reports, and subject to the limitations on our role and responsibilities referred to above and in the Audit Committee Charter, we recommended to the Board of Directors that the Company's audited consolidated financial statements for the year ended December 31, 2015 be included in the Company's Annual Report on Form 10-K.

AUDIT COMMITTEE
Scott Peterson, Chairman
Kenneth Kannappan
Kenneth Smith

April 22, 2016

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis provides detailed information regarding the executive compensation programs as well as the arrangements that the Company employed for the named executive officers in 2015. During 2015, the Company's named executive officers were as follows:

•	Fusen E. Chen, President and Chief Executive Officer and Director

•	J. Michael Dodson, Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary

•	Hoang H. Hoang, Executive Vice President, Global Business Operations

•	Tyler W. Purvis, Senior Vice President, Chief Accounting Officer and Corporate Controller

Overview of Compensation Program

The Company's main objective is to create value for its stockholders by building and maintaining technology leadership positions in the markets the Company serves in the semiconductor equipment industry. The Compensation Committee is responsible for overseeing executive pay and equity programs by reviewing and evaluating them on a regular basis, and if appropriate, revising them to ensure that they support the Company's business objectives. The objectives of the Company's executive compensation program are:

•	to reward performance and link executive compensation to the creation of stockholder value;

•	to align executive interests with the interests of the Company's stockholders by emphasizing the use of equity-based compensation;

•	to attract and retain high-performing and qualified executives by compensating them at levels that are competitive with peer companies and commensurate with corporate and individual performance; and

•	to optimize the use of compensation resources by strategically directing them to those areas where they will have the greatest impact on the long-term success of the Company.

The Compensation Committee oversees and administers the Company's executive compensation program in accordance with the Compensation Committee charter, which is accessible via the “Corporate Governance” link at www.mattson.com. The Compensation Committee meets annually to assess both the Company's and executive officers' performance against the goals that were set for the year, and to establish compensation plans for the following year. In creating such compensation plans, the Compensation Committee reviews all components of executive compensation for consistency with the Company's compensation philosophy and considers developments in compensation practices outside of the Company.

In addition, the Compensation Committee oversees and administers the Company's compensation program for non-executive employees. The Board has delegated to a committee comprised of the Company's CEO and CFO the authority to grant stock options under the 2012 Equity Incentive Plan, as amended, to certain employees below the executive officer level, subject to specified limitations and guidelines.

The Compensation Committee meets annually with the CEO, and members of the human resources department to obtain recommendations with respect to the Company's compensation practices and to review the information used to support these recommendations. Management makes recommendations to the Compensation Committee on the base salaries, bonus award achievements for the previous year and targets for the following year, performance goals, and equity compensation for executive officers and certain other employees. The Compensation Committee considers management's recommendations in determining the compensation plan that it ultimately approves. Management also presents information on the performance of both the Company and the executive officers to the Compensation Committee. This information is used by the Compensation Committee to determine the cash bonuses for the year then ending, salary determinations for the following year, and equity compensation. The Compensation Committee discusses the executive officers' compensation with the CEO, but makes decisions with respect to the CEO's compensation without him present.

The Compensation Committee has the authority to engage independent advisers to assist it in carrying out its responsibilities. In 2015, the Compensation Committee utilized the services of Farient Advisors, LLC (“Farient”), an independent executive compensation and performance advisory firm, to provide independent advice on various areas of executive compensation. At the request of the Compensation Committee, Farient provides information, analysis and recommendations on the competitiveness and design of the Company's executive compensation program, the Company's goal-setting processes, the Company's change in control agreements, director compensation, and other aspects of compensation, as needed. Farient performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management except as it may relate to performing such services. The Compensation Committee has assessed the independence of Farient pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Farient from independently representing the Compensation Committee.

Risk Assessment Related to the Company's Compensation Program

The Compensation Committee regularly reviews all elements of the Company's overall compensation programs and has reviewed and discussed the concept of risk as it relates to the Company's compensation programs. In working with management and Farient, the Compensation Committee has concluded that none of the Company's compensation programs create risks that are reasonably likely to have a material adverse effect on the Company. As part of this process, the Compensation Committee conducted a detailed annual evaluation of the mix and design of the Company’s compensation program for 2015 and analyzed data regarding employee turnover and morale, the Company's equity grant history, competitive executive compensation, recent stockholder returns and the overall financial performance.

The incentive portions of each employee's pay links performance-based short-term and long-term rewards to financial goals that serve the interests of the Company and the Company's stockholders without encouraging unnecessary or excessive risk taking by Company employees. While individual business unit executives may have a mixture of business unit and corporate goals, the compensation goals of the named executive officers are set on overall Company performance; performance targets are set on an annual basis and include both short-term financial goals as well as long-term product development initiatives; and short- and long-term performance goals are regularly reviewed and evaluated by the management team during the year.

The Compensation Committee recognizes that the Company's compensation program will be subject to the claw back provisions of the Dodd-Frank Act when and if they come into effect. The Company will adhere to all applicable future regulations of the SEC, NASDAQ and other governmental authorities regarding obligations to require disgorgement of erroneous or excessive compensation.

Elements of Compensation

In structuring the Company's compensation program, the Compensation Committee seeks to select the types and levels of compensation that will further its goals of rewarding performance, linking executive compensation to the creation of stockholder value, attracting and retaining highly qualified employees and maximizing long-term stockholder returns. Consistent with these goals, the Company's executive compensation program generally consists of a mix of base salary, cash bonus and stock options and restricted stock units (“RSUs”) with service-based or performance-based vesting. Based on a review of compensation practices of its peer group, the Compensation Committee believes that offering a mix of compensation types is necessary to attract and retain executive talent and achieve the Company's goals. The Compensation Committee evaluates the mix of compensation types annually based on the Company's needs and prevailing market practices.

A description of each of the elements of compensation for 2015, and the role of each in the total compensation package, is described below:

•
Base Salary provides a fixed compensation element to employees for their performance of ongoing job-related responsibilities. An adequate salary commensurate to the position helps the Company attract and retain talent, and provides recognition to the employee based on their level, experience and individual performance.

•
Short-Term Incentive Plans include performance-based annual cash incentives for the executive officers and semi-annual cash incentives for certain non-executive employees. These rewards encourage employees to meet or exceed the Company's financial and strategic objectives.

•
Long-Term Incentive Plans are delivered in the form of stock options and RSUs. Stock price appreciation is typically linked to the financial performance of the Company. These awards help to strengthen the linkage between the economic interests of our named executive officers and the interests of the Company's shareholders.

•
Retirement and Welfare Benefits include medical, dental, vision, life insurance, long-term disability insurance and a tax-qualified 401(k) plan. These benefits are required to attract and retain talent, provide employees with reasonable security and are generally offered to all employees on a non-discriminatory basis.

During 2015, the compensation for the named executive officers and management employees consisted primarily of base salary, stock option and RSUs awards. This compensation mix reflects the Company's continued focus on conserving cash after emerging from the downturn of the semiconductor equipment industry and the Company's continued commitment towards profitability.

Base Salary
The Compensation Committee sets executive salaries on an annual basis, either in December of each year for the following year, or at the time of an individual's promotion. In setting base salary levels, the Compensation Committee considers a variety of factors, both quantitative and qualitative, with the ultimate goal of rewarding positive performance and remaining competitive in attracting and retaining executive talent.

Base salaries are determined in accordance with each executive's position, performance, experience, skills and market practices. In addition, the Compensation Committee takes into account the CEO's recommendations for executive positions. The Compensation Committee retains the discretion to consider individual and corporate performance, prior experience, length of employment, existing and historic salary levels, internal consistency among employee pay levels, external pressures to attract and retain talent, and market conditions when making individual pay decisions. The Compensation Committee evaluates each of these factors in its judgment; they are not measured in any quantitative way nor is there an explicit weighting applied to these factors.

For 2015, the Compensation Committee approved the following base salary increases for the Company’s named executive officers based on competitive market data provided by the Compensation Committee’s external consultant and an assessment of each officer’s performance. The base salaries for the Company's named executive officers for 2015 are as follows:

Name and Title	2015
Fusen E. Chen	$500,000
President and Chief Executive Officer and Director
J. Michael Dodson	$340,000
Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary
Hoang H. Hoang (1)	$340,000
Executive Vice President, Global Business Operations
Tyler W. Purvis	$260,000
Senior Vice President, Chief Accounting Officer and Corporate Controller
(1) In January 2015, Mr. Hoang was promoted to Executive Vice President, Global Business Operations.

Short-Term Incentive Plans

Short-Term Cash Bonus
The Company's named executive officers are generally eligible to receive cash bonuses under the Executive Corporate Bonus Plan (“ECBP”) based upon the Company's achievement of performance targets set by the Compensation Committee. The Compensation Committee believes that the practice of awarding cash bonuses based on the achievement of performance targets furthers the Company's goal of strengthening the connection between the interests of management and the Company's stockholders. Performance-based awards are also an important tool for motivating management to achieve the financial and operating results considered by the Compensation Committee to be the most significant to the Company's long-term health and profitability. The short-term cash bonuses are evaluated and paid annually for the executive officers, and semiannually for all other employees participating in the incentive plans. The bonus targets, as a percentage of base salary, for the Company's executive officers for 2015 are as follows:

Name and Title	Target Bonus Level (1)	Maximum Bonus Level (1)
Fusen E. Chen	100%	200%

J. Michael Dodson	70%	140%

Hoang H. Hoang	70%	140%

Tyler W. Purvis	45%	90%

(1) Traditionally, the Compensation Committee determines the executive officers' cash bonuses by comparing the performance of the Company against the performance targets set at the beginning of the year. Target and maximum bonuses are defined by reference to each executive officer's base salary.

The purpose of this annual cash incentive program is to provide a direct financial incentive to encourage executives to meet or exceed our annual corporate operating income goals. The Compensation Committee believes that, for the executives to earn their target bonuses, the Company will have to perform at a sustained level of profitability. The Compensation Committee retains the discretion to increase or decrease cash bonuses above or below the amounts determined when the Compensation Committee believes they may aid the Company in meeting its overall compensation goals or when extraordinary circumstances otherwise warrant.

For 2015, the named executive officers' cash bonuses was determined based on the Company's annual operating profit percentage, which the Compensation Committee believes is a key operating performance metric that reflects important competitive and business elements such as product acceptance by our customers, market share and cost discipline. If the Company achieves 25 percent of its goal for operating profit percentage, which is the plan threshold, then the executive officers can receive up to 25 percent of their target bonus. When the Company achieves 100 percent of its goal for operating profit percentage, the plan is funded at 100 percent of the executive's target award. The upside maximum bonus for an executive is 200 percent their target bonus, and is only funded if the Company achieves a pre-determined percentage of the operating profit that is above the Company’s target operating profit percentage.

In 2015, the named executive officers attained approximately 105 percent of their target bonus levels. The bonuses were paid out in two installments, in December 2015 and February 2016.

Long-Term Incentive Plans

Stock Options and RSUs
In addition to any performance-based cash compensation, the Company generally seeks to align the interests of stockholders and executive officers by making equity-based compensation a significant component of its executive compensation packages. The Company awards options to purchase stock and/or RSUs under its 2012 Equity Incentive Plan, which amended and restated the 2005 Equity Incentive Plan. The Compensation Committee believes that granting a mix of stock options and RSUs over time is an effective plan design as it provides a balance between performance and retention incentives while controlling share dilution.

The Company generally makes grants of stock options and RSUs to eligible employees, including the named executive officers, upon commencement of employment and on an annual basis. It also makes periodic grants in connection with employee promotions and other special events. Annual equity compensation awards to named executive officers are determined by the Compensation Committee and/or Board at its December meeting or shortly thereafter.

•	The grant date for all annual grants is the third Thursday of the calendar month following the approval of the Compensation Committee or Board of Directors.

•
The grant dates for new hire awards and promotional or special award grants is the first or third Thursday of each calendar month, which day shall follow the later of the date of approval by the applicable Committee, or the occurrence of the underlying event (e.g. employment commencement date for new hires or effective date of promotion for promotion grants.) The vesting commencement date generally is the date of commencement of employment for new hire awards and the effective date of the promotion for promotion awards.

In 2015, the Compensation Committee granted both stock options and/or RSUs to key employees. Stock options allow each employee to acquire shares of the Company’s common stock at a fixed price per share (the closing price of the Company's common stock as quoted on the NASDAQ Global Select Market on the grant date) over a specified period of time (up to seven years), thus providing value to the employee only if the market price of the shares appreciates over the option term. Accordingly, stock options better align the employee’s interests with those of stockholders and drive long-term performance. RSUs are full-value grants settled in the Company’s stock, which reward employees for changes in our stock price, but also provide retention incentive even when our stock price does not increase. We use RSUs to include a retention element in our overall compensation package in addition to performance incentives.

All equity awards are granted with an exercise price equal to their fair market value on the date of grant, which is equal to the closing price of the Company's common stock as quoted on the NASDAQ Global Select Market on the date of grant. Options granted to new employees typically vest over a period of four years at a rate of 25 percent after the first year and 1/48th of the initial amount granted each month thereafter, and RSUs granted to new employees typically vest over four years at a rate of 1/16th each quarter. Options granted to established employees with more than 1-year of service, typically vest over a period of four years at a rate of 1/48th each month, and RSUs granted to established employees with more than 1-year of service, typically vest over four years at a rate of 1/16th each quarter. All grant vesting is conditioned upon continued employment with or service to the Company through each vesting date.

In determining the number and terms of equity awards to be granted for 2015, the Compensation Committee considered the total dilution impact from equity grants, recognizing that it would not be possible to provide a competitive dollar value of grants in a year of particularly low share prices without reaching unacceptable levels of dilution. As a result, grants were determined by considering the total number of shares to be granted to all employees, the need to retain key talent, historical grant practices and the competitive market for individual executives. In terms of the number of equity awards granted, the Company remains competitive with industry peers and substantially below recommended limits as promulgated by certain institutional investor advisory firms. For the named executive officers, the specific equity award grants approved for 2015 were as follows:

	For the Year Ended December 31, 2015
Name and Title	Stock Option Awards	Restricted Stock Unit Awards
Fusen E. Chen (1)	110,000	110,000

J. Michael Dodson (2)	55,000	55,000

Hoang H. Hoang (3)	80,000	80,000

Tyler W. Purvis (4)	35,000	35,000

(1)	Dr. Chen was granted an option to purchase 110,000 shares of common stock on January 15, 2015 at a per share exercise price of $3.29 and he was also awarded 110,000 RSUs.

(2)	Mr. Dodson was granted an option to purchase 55,000 shares of common stock on January 15, 2015 at a per share exercise price of $3.29 and he was also awarded 55,000 RSUs.

(3)
Mr. Hoang was granted an option to purchase 25,000 shares of common stock on January 2, 2015 at a per share exercise price of $3.42 and he was also awarded 25,000 RSUs in connection with his promotion to Executive Vice President, Global Business Operations. In addition, Mr. Hoang was granted 55,000 shares of common stock on January 15, 2015 at a per share exercise price of $3.29 and he was also awarded 55,000 RSUs.

(4)	Mr. Purvis was granted an option to purchase 35,000 shares of common stock on January 15, 2015 at a per share exercise price of $3.29 and he was also awarded 35,000 RSUs.

Retirement and Welfare Benefits

401(k) Plan
The Company maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Historically, the Company has matched employee contributions to his or her 401(k) account, up to a maximum of 3 percent of such employee's base salary. In 2015, the Company matched 20 percent of an employee's contributions to his or her 401(k) account, not to exceed $3,000 annually.

Other Compensation
The Company offers a number of other benefits to its executive officers pursuant to benefit programs that are provided to the Company's broad-based employee population, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, relocation/expatriate programs and services, educational assistance, employee assistance and certain other benefits. The Company believes that these benefits are necessary for it to compete effectively for employee talent and that the availability of these benefits programs enhances employee health, productivity and loyalty to the Company. These generally available benefits do not directly factor into decisions regarding executive officers' total compensation packages.

Pay Benchmarking

The Company believes that, on average, its executive pay should be positioned at the median of the market for competitive average performance, at above market for above average performance, and conversely, at below market for below average performance. To execute this compensation positioning strategy, the Compensation Committee compares the Company's target compensation, including the mix, for its executive officers against target compensation and mix in similar companies. In addition, the Compensation Committee references an expanded peer group to compare pay design and practices. While the Compensation Committee considers pay benchmarking data, it does not set non-executive officer compensation based on a formulaic comparison to such data.

In December 2014, the Company performed its annual pay benchmark review and used the analysis from that review to make decisions regarding executive pay for 2015. In connection with the December 2014 review, the Compensation Committee approved the peer group of companies, which includes companies with a revenue range of approximately $100 million to $500 million and a business focus that includes either capital equipment or highly engineered equipment components used in Semiconductor manufacturing. The peer group is comprised of the following 12 companies:

Specific Peers:
Axcelis Technologies, Inc.	Intevac, Inc.
Brooks Automation, Inc.	Nanometrics, Inc.
Cabot Microelectronics Corp.	Rudolph Technologies, Inc.
COHU, Inc.	Ultra Clean Holdings, Inc.
Electro Scientific Industries, Inc.	Ultratech, Inc.
Form Factor, Inc.	Xcerra Corporation

The expanded peer group, which were reviewed for pay structure data but excluded from the pay level benchmark since they fell outside of the prescribed screening criteria, remain consistent from 2014 to 2015 and are as follows:

Applied Materials, Inc.
KLA-Tencor Corporation
Lam Research Corporation

In addition to using this peer group of companies, the Company used compensation data from recognized surveys of high-technology companies to help determine market-based compensation for executive-level positions as reviewed by the Compensation Committee.

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines for our executive officers which are set forth in the Company's Governance Guidelines. The program is intended to further motivate executives to focus on the Company's long-term performance, drive high performance among individuals within the organization overall, and align the Company's executives with its stockholders. The Stock Ownership Guideline levels are set as a specific number of shares determined as follows: the chief executive officer of the Company should hold at least 75,000 shares and each “executive officer” other than the chief executive officer (as determined by the Board) should hold at least 50,000 shares. Shares counted for this purpose shall include shares owned outright by the executive officer, shares owned jointly with, or separately by spouse and/or minor children, including shares held in trusts, vested restricted stock units, and the embedded value of unexercised stock options (both vested and unvested) converted into share equivalents, based on the average stock price for the entire fiscal year. Executive officers will have five (5) years to meet these ownership guidelines from the date of adoption. Going forward, new executive officers will have five (5) years from the time they become executive officers to meet the ownership guidelines.

As of December 31, 2015, all of the Company's executive officers were in compliance with the stock ownership guidelines.

Compensation of Chief Executive Officer

The Compensation Committee reviews the CEO's total compensation package on an annual basis in December of each year. When conducting this review, the Compensation Committee considers the CEO's contributions to the Company's performance and peer benchmark data.

Compensation for the CEO differs from pay practices for the Company's other executive officers based on the CEO's level of responsibility and accountability for overall corporate performance. As a result, the CEO's targeted compensation is greater than that of other executives, has a higher risk-reward composition and is linked to the Company's financial performance. These differences are also reflected in the peer benchmark data.

For 2015, Dr. Chen's annual base salary was $500,000, representing a 5 percent increase from his base salary of $475,000 in 2014. Dr. Chen earned a cash bonus of $524,634 in 2015. In 2015, Dr. Chen was also granted an option to purchase 110,000 shares of common stock and was awarded 110,000 RSUs, with both grants having a four-year vesting period. The fair value of the stock option and RSU awards was $182,545 and $361,900, respectively, as measured on the date of grant in accordance with FASB ASC Topic 718, excluding the effect for estimated forfeitures.

Post-Employment Compensation

The Company recognized that it was possible that it could undergo a change in control, and that this possibility could result in the departure or distraction of the executive officers to the detriment of the Company and its stockholders. Consequently, the Company entered into agreements with its executive officers and other senior executives that provide them with certain benefits upon the termination of their employment following a change in control of the Company. These benefits include the continuation of salary and medical and dental insurance coverage and the accelerated vesting of stock awards. The Company believes that these agreements will help to maintain the continued focus and dedication of the executive officers to their assigned duties without the distraction that could result from the possibility of a change in control, and that these agreements represent common market practice in the industry.

For additional information on these Change in Control Agreements, see “Executive Compensation-Employment Contracts, Termination of Employment and Change in Control Arrangements,” below.

2015 Say-on-Pay Vote

In May 2015, we held our advisory vote regarding the compensation of our named executive officers at our annual stockholder meeting and, consistent with the recommendation of our Board, our stockholders voted in favor of our executive compensation, with approximately 97 percent of votes cast in favor. In keeping with the recommendation of our Board, our stockholders also expressed a preference that future advisory stockholder votes regarding the compensation of our named executive officers be held on an annual basis and our Board determined to hold an advisory vote to approve the compensation of the named executive officers every year. The Compensation Committee is committed to ensuring that the compensation programs for which it is responsible for are consistent with the Company's pay for performance policy, and delivers appropriate results given performance and business conditions. Stockholder feedback through this advisory vote will remain an important input into the Compensation Committee's work on compensation design and disclosure.

Accounting and Tax Considerations

Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1.0 million paid to certain executive officers in a taxable year. Compensation above $1.0 million may only be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code. Income from options granted under the Company's stock option plan would generally qualify for a deduction under these restrictions so long as the options are granted by a committee whose members are non-employee directors. Income from RSUs with time-based vesting will not qualify for a deduction under these restrictions.

The Compensation Committee has established a policy for determining the forms of incentive compensation awarded to its executive officers that qualify as “performance-based compensation,” namely achievement of corporate goals and individual objectives. The Compensation Committee intends to continue to evaluate the effects of the Internal Revenue Code and any U.S. Treasury regulations and the advisability of qualifying its executive compensation for deductibility of such compensation.
The Compensation Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable.

Taxation of “Parachute” Payments and Deferred Compensation
Section 280G and related Internal Revenue Code sections provide that executive officers and directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain limits, and that the Company or its successor could lose a deduction on the amounts subject to the additional tax. In 2015, the Company has not provided any executive officer with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G.

Section 409A of the Internal Revenue Code also imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A. To assist in the avoidance of additional tax under Section 409A, the Company has structured its NQDC Plan and equity awards in a manner intended to comply with the applicable Section 409A requirements.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718. This authoritative guidance requires the Company to measure the fair value of all stock-based awards, including stock options and RSUs on the date of grant and to recognize the related stock-based compensation expense over the requisite service period, which is generally the vesting period. For more information regarding the Company's accounting for stock-based compensation refer to Note 10 Stock-based Compensation of the notes to the Company's consolidated financial statements included in the Company's 2015 Original Form 10-K.

EXECUTIVE COMPENSATION

Summary Compensation Table for the Years Ended December 31, 2015, 2014 and 2013

The following table presents information for the years ended December 31, 2015, 2014 and 2013 regarding the compensation paid to the Company's named executive officers:

Name	Year	Salary		RSU Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total
Fusen E. Chen	2015	$541,685	(4)	$361,900	$182,545	$429,375	$4,465	(6)	$1,519,970
	2014	$474,327		$249,000	$128,090	$231,563	$4,644	(6)	$1,087,624
	2013	$355,982	(5)	$513,750	$321,450	—	$2,355	(6)	$1,193,537
J. Michael Dodson	2015	$352,366	(4)	$180,950	$91,273	$205,669	$38,918	(8)	$869,176
	2014	$329,596		$124,500	$64,045	$112,613	$32,628	(8)	$663,382
	2013	$286,305	(7)	—	$91,512	—	$30,552	(8)	$408,369
Hoang H. Hoang (9)	2015	$364,635	(4)	$266,450	$134,400	$195,431	$4,001	(11)	$964,917
	2014	$319,327		$124,500	$64,045	$93,600	$1,628	(11)	$603,100
	2013	$233,521	(10)	—	$73,210	—	$1,203	(11)	$307,934
Tyler W. Purvis (12)	2015	$277,616	(4)	$115,150	$58,083	$97,547	$564	(11)	$548,960
	2014	$249,462		$74,700	$38,427	$48,750	$2,100	(11)	$413,439

(1)
Represents the aggregate grant date fair value of these RSU awards calculated in accordance with FASB ASC Topic 718 and does not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). This column represents the total dollar amount that would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock award.

(2)
Represents the aggregate grant date fair value of these stock option grants calculated in accordance with FASB ASC Topic 718 and does not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the total dollar amount that would be recognized as stock-based compensation for financial statement reporting purposes over the term of the stock option grants. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options.

(3)	Amounts consist of compensation paid for services rendered in each respective year and are based upon the achievement of certain targets under the Executive Corporate Bonus Plan, or the ECBP.
(4)
In 2015, the salary amount for the named executive officers includes base salary, including 1 extra pay period during 2015 that related to service periods covering days in 2014 and 2016, and the pay-out of all unused paid time off.

(5)
Dr. Chen joined the Company as President, Chief Executive Officer and Director on February 19, 2013. His base salary was $400,000 from February 19, 2013 to September 29, 2013 and $450,000 from September 30, 2013 to December 30, 2013, and was pro-rated by the portion of 2013 he served the Company.

(6)	Dr. Chen's Other Compensation includes group life insurance and certain reimbursed medical insurance costs.
(7)	In 2013, Mr. Dodson's base salary was $315,000. From September 2012 to September 2013, Mr. Dodson's salary was reduced by 10 percent as a result of the Company's mandatory furlough program.
(8)	Mr. Dodson's Other Compensation includes reimbursed commuting costs, group life insurance costs and reimbursed health club costs.
(9)	In January 2015, Mr. Hoang was promoted to Executive Vice President, Global Business Operations.
(10)
Mr. Hoang joined the Company as Senior Vice President, Global Business Operations on March 4, 2013. His salary was pro-rated for the portion of 2013 that he served the Company. From March 2013 to September 2013, Mr. Hoang's salary was subject to a 10 percent pay reduction resulting from the Company's mandatory furlough program.

(11)	Mr. Hoang's Other Compensation includes group life insurance costs.
(12)	Mr. Purvis joined the Company on March 12, 2012. However, the Board of Directors first designated Mr. Purvis as one of the Company's executive officers in 2014.
(13)	Mr. Purvis' Other Compensation includes group life insurance costs and benefits relating to opting out of the Company's medical plan.

Plan-based Awards Granted during the Year Ended December 31, 2015

The following table provides the specified information on plan-based awards made during the year ended December 31, 2015 to the persons named in the Summary Compensation Table:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Stock Awards: Number of Restricted Stock Units	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Per Share	Grant Date Fair Value of Option and Restricted Stock Unit Awards (1)
Fusen E. Chen	1/15/2015	$118,750	$500,000	$1,000,000	110,000	110,000	$3.29	$544,445
J. Michael Dodson	1/15/2015	$57,750	$238,000	$476,000	55,000	55,000	$3.29	$272,223
Hoang H. Hoang	1/2/2015	$48,000	$238,000	$476,000	25,000	25,000	$3.42	$128,628
	1/15/2015				55,000	55,000	$3.29	$272,222
Tyler W. Purvis	1/15/2015	$25,000	$117,000	$234,000	35,000	35,000	$3.29	$173,233
___________________________

(1)
Grant date fair value is measured in accordance with FASB ASC Topic 718, excluding the effect for estimated forfeitures. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock and option awards.

(2)
Amounts shown represent potential payouts for 2015 to the named executive officers based on the 2015 bonus targets under the ECBP discussed under “Compensation Discussion & Analysis - Short-Term Incentive Plans.” Actual bonuses received by these named executive officers in 2015 are reported in the summary compensation table under the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Awards Outstanding at December 31, 2015

The following table provides information as of December 31, 2015 regarding unexercised options and unvested RSUs held by each of the Company's named executive officers. A table legend describing the amounts included in each column is included below the table:

		Stock Option Awards					RSU Awards
Name	Option and Award Grant Dates	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested		Market Value of Shares or Units of Stock That Have not Vested
Fusen E. Chen	2/19/2013	265,625	109,375	(1)	$1.37	2/19/2020	—		—
	2/19/2013	—	—		—	—	187,500	(10)	$661,875
	3/20/2014	43,750	56,250	(2)	$2.49	3/20/2021	—		—
	3/20/2014	—	—		—	—	56,250	(11)	$198,563
	1/15/2015	25,208	84,792	(3)	$3.29	1/15/2022	—		—
	1/15/2015	—	—		—	—	82,500	(11)	$291,225

J. Michael Dodson	10/11/2011	150,000	—	(4)	$1.14	10/11/2018	—		—
	2/6/2012	95,833	4,167	(5)	$2.79	2/6/2019	—		—
	10/31/2012	145,000	—	(6)	$0.90	10/31/2019	—		—
	3/4/2013	85,937	39,063	(7)	$1.17	3/4/2020	—		—
	3/20/2014	21,875	28,125	(2)	$2.49	3/20/2021	—		—
	3/20/2014	—	—		—	—	28,125	(11)	$99,281
	1/15/2015	12,604	42,396	(3)	$3.29	1/15/2022	—		—
	1/15/2015	—	—		—	—	41,250	(11)	$145,613

Hoang H. Hoang	3/4/2013	68,750	31,250	(7)	$1.17	3/4/2020	—		—
	3/20/2014	21,875	28,125	(2)	$2.49	3/20/2021	—		—
	3/20/2014	—	—		—	—	28,125	(11)	$99,281
	1/2/2015	5,729	19,271	(8)	$3.42	1/2/2022	—		—
	1/2/2015	—	—		—	—	18,750	(11)	$66,188
	1/15/2015	12,604	42,396	(3)	$3.29	1/15/2022	—		—
	1/15/2015	—	—		—	—	41,250	(11)	$145,613

Tyler W. Purvis	3/14/2012	37,500	2,500	(9)	$2.73	3/14/2019	—		—
	10/31/2012	75,000	—	(6)	$0.90	10/31/2019	—		—
	3/4/2013	51,562	23,438	(7)	$1.17	3/4/2020	—		—
	3/20/2014	13,125	16,875	(2)	$2.49	3/20/2021	—		—
	3/20/2014	—	—		—	—	16,875	(11)	$59,569
	1/15/2015	8,020	26,980	(3)	$3.29	1/15/2022	—		—
	1/15/2015	—	—		—	—	26,250	(11)	92,663

(1)	For this option award, 25 percent of the initial grant vested on February 19, 2014, and 1/48th of the initial amount vests each month thereafter.
(2)	For this option award, 1/48th of the initial grant vests on each monthly anniversary from the March 20, 2014 grant date.
(3)	For this option award, 1/48th of the initial grant vests on each monthly anniversary from the January 15, 2015 grant date.
(4)	For this option award, 25 percent of the initial grant vested on October 11, 2012, and 1/48th of the initial amount vests each month thereafter.
(5)	For this option award, 25 percent of the initial grant vested on February 1, 2013, and 1/48th of the initial amount vests each month thereafter.
(6)	For this option award, the options vested in their entirety on January 31, 2014.
(7)	For this option award, 25 percent of the initial grant vests on March 4, 2014, and 1/48th of the initial amount vests each month thereafter.
(8)	For this option award, 1/48th of the initial grant vests on each monthly anniversary from the January 2, 2015 grant date.
(9)	For this option award, 25 percent of the initial grant vests on March 14, 2013, and 1/48th of the initial amount vests each month thereafter.
(10)	For this stock award, 25 percent of the grant vests on February 19, 2014, and 25 percent of the initial amount vests each year thereafter.
(11)	For this stock award, 1/16th of the grant vests each quarter.

Equity Awards Exercised or Vested During the Year Ended December 31, 2015

The following table provides the specified information on exercises of options to purchase common stock and RSUs that vested during the year ended December 31, 2015 with respect to the named executive officers:

	Option Awards		RSU Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise	Number of Shares Acquired On Vesting	Value Realized On Vesting
Fusen E. Chen	—	—	146,250	$598,406

J. Michael Dodson	—	—	26,250	$88,265

Hoang H. Hoang	—	—	32,500	$109,281

Tyler W. Purvis	—	—	16,250	$54,640

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company has entered into Severance and Executive Change in Control Agreement with its executive officers, Messrs. Chen, Dodson, Hoang and Purvis (collectively, the “Severance Agreements”). Each Severance Agreement provides that severance benefits become payable to the executive officer upon the occurrence of certain types of severance events.

The amount of compensation payable to each such executive upon the occurrence of each type of severance event is listed in the tables below, and is calculated assuming that the applicable event occurred on December 31, 2015:

Name	Type Of Severance Event (1)	Continuation of Salary and Benefit	Annual Target Bonus Award	Continuation of Insurance and Benefit	Accelerated Vesting of Stock Options (2)	Accelerated Vesting of Restricted Stock Units (3)
Fusen E. Chen	I.	$1,000,000	$1,000,000	$33,727	$315,100	$1,151,663
	II.	$1,000,000	$1,000,000	$33,727	$315,100	$1,151,663
	III.	$500,000	—	$33,727	—	—

J. Michael Dodson	I.	$340,000	$238,000	$34,670	$134,697	$244,894
	II.	$340,000	$238,000	$34,670	$134,697	$244,894
	III.	$340,000	$119,000	$34,670	$—	$—

Hoang Hoang	I.	$340,000	$238,000	$32,193	$115,295	$311,081
	II.	$340,000	$238,000	$32,193	$115,295	$311,081

Tyler W. Purvis	I.	$260,000	$117,000	$28,764	$81,339	$152,231
	II.	$260,000	$117,000	$28,764	$81,339	$152,231
______________________________

(1)
The Severance Agreements with the executive officers identify three types of events that would trigger the benefits described above. Each event and the material consequences thereof under the Severance Agreements are further described below. Dr. Chen's agreement was effective February 19, 2013, with an initial term of two years. Mr. Dodson's agreement was effective January 4, 2012, with an initial term of two years. Mr. Hoang's agreement was effective March 4, 2013, with an initial term of two years. Mr. Purvis's agreement was effective October 31, 2014, with an initial term of two years. The Severance Agreements will renew automatically for additional one (1) year terms, unless either party provides the other party with written notice of non-renewal at least sixty (60) days prior to the date of automatic renewal.

(2)
The value of the unvested and accelerated stock options is the difference between the exercise price of the option and $3.53 per share, the closing price of the Company's common stock on December 31, 2015.

(3)	The value of the unvested and accelerated RSUs is based on $3.53, the closing price of the Company's common stock on December 31, 2015.

Type 1. In the event that, within 12 months following a “Change of Control” of the Company (described below), any of the executive officers are terminated by the Company without “good cause” (defined as (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company, (ii) dishonesty, material breach of any agreement with the Company, or intentional misconduct, or (iii) commission of a crime involving dishonesty, breach of trust or physical or emotional harm to any person), then, upon signing a general release:

•
Dr. Chen is entitled to receive (i) the greater of (a) his base salary for the twenty-four months preceding the Change of Control or (b) 200 percent of his then current annual base salary, plus (ii) 200 percent of his annual target bonus, and (iii) full vesting of all outstanding stock options, RSUs, and any other award outstanding, and (iv), reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of twelve months.

•
Messrs. Dodson, Hoang and Purvis are entitled to receive (i) the greater of (a) his base salary for the twelve months preceding the Change of Control or (b) his then-current annual base salary, plus (ii) 100 percent of his annual target bonus award, (iii) full vesting of all outstanding stock options, RSUs, and any other award outstanding, and (iv) reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of twelve months.

Type II. In the event that, within 12 months following a “Change of Control” of the Company, any of the executive officers terminates his employment with the Company for “good reason” (defined as (i) a significant reduction by the Company in the executive's annual base salary, (ii) the failure of the Company to obtain an agreement from any successor to the Company, or purchaser of all or substantially all of the Company's assets, to assume the Agreement, (iii) the assignment of the executive to duties which reflect a material adverse change in authority, responsibility or status with the Company or any successor, or (iv) the Company requiring the executive to reside or be based at a location 50 miles or more from the location where the executive was based immediately prior to the Change of Control), then, upon signing a general release:

•
Dr. Chen is entitled to receive (i) the greater of (a) his base salary for the twenty-four months preceding the Change of Control or (b) 200 percent of his then current annual base salary, plus (ii) 200 percent of his annual target bonus, and (iii) full vesting of all outstanding stock options, RSUs, and any other award outstanding, and (iv) reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of twelve months.

•
Messrs. Dodson, Hoang and Purvis are entitled to receive (i) the greater of (a) his base salary for the twelve months preceding the Change of Control or (b) his then-current annual base salary, plus (ii) 100 percent of his annual target bonus award, (iii) full vesting of all outstanding stock options, RSUs, and any other award outstanding, and (iv) reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of twelve months.

Type III. In the event the Company terminates the executive without “good cause,” as defined above and such termination is not within a Change of Control period, then upon signing a general release:

•
Dr. Chen is entitled to receive (i) a cash payment in an amount equal to his then-current salary, and (ii) reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of twelve months.

•
Mr. Dodson is entitled to receive (i) a cash payment in an amount equal to his then-current annual base salary, plus (ii) 50 percent of his prior year bonus award, and (iii) reimbursement for the cost of his and his dependent's medical and dental benefit coverage under COBRA for a period of one year.

If any part of the benefits under a Severance Agreement is determined be an excess parachute payment under Section 280G of the Internal Revenue Code, then at the executive's option, the payment may be reduced to the minimum extent necessary to have no excess parachute payment.

“Change of Control” is defined as (a) an event or series of events wherein (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50 percent) of the voting stock of the Company, (ii) a merger or consolidation in which the Company is a party, or (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company; wherein the stockholders of the Company immediately before the transaction do not retain immediately after the transaction, ownership of more than fifty percent (50 percent) of the total combined voting power of the outstanding voting stock of the Company or the surviving corporation.

Pursuant to the Company's 2012 Equity Incentive Plan, in the event that a Change in Control of the Company, as defined therein, occurs, the Compensation Committee may, in its sole discretion, provide for any one or more of the following:

1.	accelerate the exercisability and vesting of outstanding options and shares acquired upon the exercise of such options prior to, upon, or following such Change in Control,

2.
if the acquiring corporation does not assume or substitute new options for outstanding options granted under the 2012 Plan, any unexercised or unvested portions of the outstanding options shall become immediately exercisable and vested in full as of the date of the Change in Control. Any options which are neither assumed or continued by the acquirer nor exercised as of the date of the Change in Control will terminate and cease to be outstanding effective as of the date of the Change in Control; and

3.
may determine that each or any option outstanding immediately prior to the Change in Control shall be canceled in exchange for a payment with respect to each vested share (and each unvested share, if so determined by the Compensation Committee and agreed to by the acquiring corporation) of stock subject to such canceled option in (i) cash, (ii) stock of the Company or of a corporation or other business entity that is party to the Change in Control, or (iii) other property which, in any such case, shall be in an amount having a fair market value equal to the excess of the fair market value of the consideration to be paid per share of stock in the Change in Control over the exercise price per share under such option (the “spread”). In the event such determination is made by the Compensation Committee, the spread (reduced by applicable withholding taxes, if any) shall be paid to participants in respect of the vested portion of their canceled options as soon as practicable following the date of the Change in Control and in respect of the unvested portion of their canceled options in accordance with the vesting schedule applicable to such awards as in effect prior to the Change in Control.

Further, pursuant to the 2012 Plan, in the event of a Change in Control, each non-employee director award held by a non-employee director whose Service has not terminated prior to such date shall become immediately exercisable and vested in full and shall be settled effective as of the date of the Change in Control.

Pursuant to the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), in the event of a proposed sale of all or substantially all of the Company's assets, or a merger or consolidation of the Company, then in the sole discretion of the Compensation Committee, (i) each option shall be assumed or an equivalent purchase option shall be substituted by the successor corporation or parent or subsidiary of such successor corporation, (ii) a date established by the Compensation Committee on or before the date of consummation of such merger, consolidation or sale shall be treated as an exercise date, and all outstanding purchase options shall be deemed exercisable on such date or (iii) all outstanding options shall terminate and the accumulated payroll deductions shall be returned to the participants.

Pension Benefits

None of the Company's executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The members of the Compensation Committee on December 31, 2015 were Kenneth Smith (Chairman), Richard Dyck and Kenneth Kannappan. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE

Kenneth Smith, Chairman
Richard Dyck
Kenneth Kannappan

April 22, 2016

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2015, concerning shares of the Company's common stock authorized for issuance under all of the Company's equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and release of RSUs	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options and release of outstanding RSUs)

Equity compensation plans approved by security holders (1)	5,461,153	$2.04	6,515,834

Equity compensation plans not approved by security holders	—	—	—
	5,461,153	$2.04	6,515,834
_______________________

(1)
Data reflects our 2012 Plan and our Purchase Plan. Our 2012 Plan was approved by our stockholders at our 2012 annual meeting and has been amended from time to time. Our Purchase Plan was approved by our stockholders at our 1994 annual meeting and has been amended from time to time.

As of December 31, 2015, out of the total shares authorized for issuance under the 2012 Plan, 5,461,153 shares are issued and outstanding. Of the 5,461,153 shares outstanding at December 31, 2015, 4,172,343 shares relate to options outstanding and 1,288,810 shares relate to restricted stock units outstanding. At December 31, 2015, there were 4,131,186 shares that remained available for future grant under the 2012 Plan.
As of December 31, 2015, out of the total shares authorized for issuance under the Purchase Plan, 3,790,352 shares have been issued and 2,384,648 shares remain available for issuance.
(2) The weighted-average exercise price does not include the effect of 1,288,810 restricted stock units outstanding as of December 31, 2015, as such awards do not include an exercise price.

Security Ownership of Management and Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock, as of February 15, 2016, of each person or entity who we know to beneficially own 5 percent or more of the outstanding shares of common stock and all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person, and the percentage ownership of that person, shares of common stock subject to stock options held by that person that are currently exercisable, or exercisable within 60 days of February 15, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o Mattson Technology, Inc., 47131 Bayside Parkway, Fremont, CA 94538.

The percentages in the table below are based on 75,457,108 shares of common stock outstanding as of February 15, 2016. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted.

Name and Address of 5% Beneficial Owners, Directors and Officers	Number of Shares (1)	Percent of Total (1)
Columbia Threadneedle Investments (US) (2) 225 Franklin Street Boston, MA 02110	13,425,667	17.8
BlackRock, Inc. (3) 55 East 52nd Street New York, NY 10055	4,427,776	5.9
Paradigm Capital Management, Inc. (4) Nine Elk Street Albany, NY 12207	4,388,900	5.8
Firsthand Capital Management, Inc. (5) 150 Almaden Blvd., Suite 1250 San Jose, CA 95113	3,780,000	5.0
Kenneth Kannappan (6)	201,750	*
Kenneth Smith (7)	116,750	*
Fusen Chen (8)	709,148	*
Scott Peterson (9)	83,750	*
Richard Dyck (10)	178,150	*
Scott Kramer (11)	63,750	*
Thomas St. Dennis (12)	23,000	*
J. Michael Dodson (13)	631,519	*
Tyler Purvis (14)	241,137	*
Hoang Hoang (15)	241,186	*
All directors and officers as a group (10 persons) (16)	2,490,140	3.3
_________________________

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the numbers of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable within 60 days after February 15, 2016, are deemed outstanding. Percentage of beneficial ownership is based upon 75,457,108 shares of Common Stock outstanding as of February 15, 2016. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: 47131 Bayside Parkway, Fremont, California 94538.

(2)
Based solely on a Schedule 13G/A filed February 12, 2016, Ameriprise Financial, Inc. (“Ameriprise”) had, as of June 30, 2015, shared dispositive power with respect to all of the shares and shared voting power with respect to 13,288,863 shares. Ameriprise is the parent holding company of Columbia Management Investment Advisers, LLC (“CMIA”), which has shared dispositive power with respect to all of the shares and shared voting power with respect to 13,288,863 shares. CMIA is the investment adviser to Columbia Seligman Communications & Information Fund, which has sole voting power and shared dispositive power with respect to 7,490,187 shares.

(3)	Based solely on a Schedule 13G, filed January 28, 2016, BlackRock, Inc. has sole voting power and sole dispositive power with respect to all of the shares.
(4)	Based solely on a Schedule 13G, filed February 11, 2016, Paradigm Capital Management Inc. has sole voting power and sole dispositive power with respect to all of the shares.
(5)	Based solely on a Schedule 13G, filed July 14, 2015, Firsthand Capital Management, Inc. has sole voting power and sole dispositive power with respect to all of the shares.
(6)	Includes 86,625 shares issuable upon exercise of options held by Mr. Kannappan that are exercisable within sixty (60) days of February 15, 2016.
(7)	Includes 88,125 shares issuable upon exercise of options held by Mr. Smith that are exercisable within sixty (60) days of February 15, 2016.
(8)	Includes 373,436 shares issuable upon exercise of options held by Mr. Chen that are exercisable within sixty (60) days of February 15, 2016.
(9)	Includes 58,125 shares issuable upon exercise of options held by Mr. Peterson that are exercisable within sixty (60) days of February 15, 2016.
(10)	Includes 65,625 shares issuable upon exercise of options held by Mr. Dyck that are exercisable within sixty (60) days of February 15, 2016.
(11)	Includes 55,625 shares issuable upon exercise of options held by Mr. Kramer that are exercisable within sixty (60) days of February 15, 2016.
(12)	Includes 15,625 shares issuable upon exercise of options held by Mr. St. Dennis that are exercisable within sixty (60) days of February 15, 2016.
(13)	Includes 533,539 shares issuable upon exercise of options held by Mr. Dodson that are exercisable within sixty (60) days of February 15, 2016.
(14)	Includes 198,749 shares issuable upon the exercise of options held by Mr. Purvis that are exercisable within sixty (60) days of February 15, 2016.
(15)	Includes 127,082 shares issuable upon the exercise of options held by Mr. Hoang that are exercisable within sixty (60) days of February 15, 2016.
(16)	Includes 1,602,556 shares issuable upon the exercise of options that are exercisable within sixty (60) days of February 15, 2016. See notes5 through 14 above.
*	Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Board has determined that during the year ended December 31, 2015 and subsequent to such date, there was no transaction or series of transactions, and there is no proposed transaction or series of transactions, to which the Company was or is a party in which the amount involved exceeded or exceeds $120,000, and in which any director, executive officer, holder of more than five percent of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

All employees, including the named executive officers and the Board of Directors are subject to the Code of Ethics and Business Conduct (the “Code”). The Code requires conduct to avoid actual or apparent conflicts of interests, and requires communications to the Company's Compliance Officer of any actual conflict of interest.

Pursuant to its charter, the Audit Committee reviews all “related party transactions” (those transactions that are required to be disclosed in this Proxy Statement by SEC Regulation S-K, Item 404 and under NASDAQ's rules), if any, for potential conflicts of interest or other improprieties. As part of the review, the Audit Committee considers the nature and terms of the transaction, the materiality and relative importance of the transaction to the related party and the Company, whether the transaction may impair the judgment of a director or officer of the Company and any other matters deemed important, before approving or ratifying any such related party transaction.

As an additional procedural step and consistent with the requirements of the SEC, NASDAQ and general corporate “best practices” proposals, the Board of Directors reviews all relevant transactions or relationships between each director and the Company, senior management and the Company's independent registered public accounting firm. During this review, the Board considers whether there are any transactions or relationships between directors or any of their immediate family members (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company's senior management or their affiliates. The Board consults with the Company's legal counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time.

Director Independence

Under applicable NASDAQ listing standards, a majority of the members of the Company's Board of Directors must qualify as “independent,” as affirmatively determined by the Board. No director qualifies as independent unless the Board of Directors determines that the director has no direct or indirect material relationship with the Company. On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. No family relationships by blood, marriage, or adoption, not more remote than first cousin, exist between any director, executive officer or director nominees. The Company reviews its relationship with any entity employing a director or on which a director currently serves as a member of the Board of Directors. In addition, the Company uses the questionnaire to obtain information on legal proceedings or actions in which directors are involved or other matters involving directors, which may require disclosure. In the past ten years, the directors, executive officers, and director nominees have not been involved in any legal proceedings subject to disclosure under SEC rules.

The Board has determined that a majority of its members are “independent” within the meaning of the NASDAQ listing standards. Specifically, the following members of the Board have been determined to be independent: Messrs. Dyck, Kannappan, Kramer, Peterson, Smith and St. Dennis.

Each member of the Compensation Committee and the Nominating and Governance Committee of the Board is independent within the meaning of the NASDAQ listing standards, and each member of the Audit Committee is independent under applicable NASDAQ listing standards and SEC rules.

The Company has entered into indemnification agreements with its directors in which the Company has agreed to indemnify such directors to the fullest extent allowable under Delaware law if any such director is made a party to any action or threatened with any action as a result of such person's service or having served as an officer, director, employee or agent of the Company or having served, at the Company's request, as an officer, director, employee or agent of another company.

Compensation Committee Interlocks and Insider Participation

During 2015, the Compensation Committee consisted of Messrs. Dyck, Kannappan and Smith. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company.

Item 14. Principal Accountant Fees and Services

The following table shows fees paid by the Company for professional services rendered by Armanino for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$733,761	$703,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$733,761	$703,500

Audit Fees represent professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q, audit and assessment of the Company's internal controls over financial reporting, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees represent assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with attestation services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees represent professional services for federal, state and international tax compliance, tax advice and tax planning.

All Other Fees represent services other than the services described above.

All of the services reflected in the table were pre-approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services, and is generally subject to a specific budget. The independent registered public accounting firm and management periodically reports to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. In addition, any audit and non-audit fees for newly proposed professional services that arise during the year, or changes to previously approved fees and work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and report on the same at the next regularly scheduled meeting.

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

MATTSON TECHNOLOGY, INC.
(Registrant)

Date: April 22, 2016	By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer and Director (Principal Executive Officer)

Date: April 22, 2016	By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

Date: April 22, 2016	By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kenneth Kannappan	Chairman of the Board and Director	April 22, 2016
Kenneth Kannappan

/s/ Kenneth Smith	Vice Chairman of the Board and Director	April 22, 2016
Kenneth Smith

/s/ Richard E. Dyck	Director	April 22, 2016
Richard E. Dyck

/s/ Scott Kramer	Director	April 22, 2016
Scott Kramer

/s/ Scott Peterson	Director	April 22, 2016
Scott Peterson

/s/ Thomas St. Dennis	Director	April 22, 2016
Thomas St. Dennis