Form 10-Q
period 2016-03-27
MATTSON TECHNOLOGY INC
filed 2016-05-06
CIK 928421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
OR
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
YES    ☐    NO    ☒
At April 29, 2016 there were 75,656,763 shares of common stock outstanding.

MATTSON TECHNOLOGY, INC.
______________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 27, 2016	March 29, 2015
Net revenue	$28,689	$58,254
Cost of goods sold	20,400	36,860
Gross margin	8,289	21,394
Operating expenses:
Research, development and engineering	4,496	5,250
Selling, general and administrative	6,735	8,841
Restructuring and other charges	1,108	—
Total operating expenses	12,339	14,091
Income (loss) from operations	(4,050)	7,303
Interest income (expense), net	(30)	(34)
Other income (expense), net	88	(443)
Income (loss) before income taxes	(3,992)	6,826
Provision for income taxes	9	521
Net income (loss)	$(4,001)	$6,305
Net income (loss) per share:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08
Shares used in computing net income (loss) per share:
Basic	75,523	74,700
Diluted	75,523	77,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 27, 2016	March 29, 2015
Net income (loss)	$(4,001)	$6,305
Other comprehensive income (loss)
Changes in foreign currency translation adjustments	264	(1,534)
Other comprehensive income (loss)	264	(1,534)
Comprehensive income (loss)	$(3,737)	$4,771

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 27, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,006	$33,427
Accounts receivable, net of allowance for doubtful accounts of $672 as of March 27, 2016 and $672 as of December 31, 2015	26,476	21,685
Advance billings	2,111	1,639
Inventories	48,275	50,020
Prepaid expenses and other current assets	5,327	6,057
Total current assets	103,195	112,828
Property and equipment, net	9,002	8,236
Restricted cash	1,811	1,811
Other assets	405	438
Total assets	$114,413	$123,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,040	$16,912
Accrued compensation and benefits	2,917	4,707
Deferred revenues, current	5,649	5,144
Other current liabilities	4,692	6,195
Total current liabilities	27,298	32,958
Deferred revenues, non-current	250	375
Other liabilities	2,638	2,456
Total liabilities	30,186	35,789
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001, 120,000 shares authorized; 80,120 shares issued and 75,647 shares outstanding as of March 27, 2016; 79,853 shares issued and 75,443 shares outstanding as of December 31, 2015	80	80
Additional paid-in capital	693,068	692,407
Accumulated other comprehensive income	16,553	16,289
Treasury stock, 4,473 shares as of March 27, 2016 and 4,410 shares as of December 31, 2015	(38,861)	(38,640)
Accumulated deficit	(586,613)	(582,612)
Total stockholders' equity	84,227	87,524
Total liabilities and stockholders' equity	$114,413	$123,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATTSON TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income (loss)	$(4,001)	$6,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	784	610
Stock-based compensation	519	516
Other non-cash items	(22)	253
Changes in assets and liabilities:
Accounts receivable	(4,803)	(4,820)
Advance billings	(472)	265
Inventories	929	(757)
Prepaid expenses and other assets	802	57
Accounts payable	(2,909)	(340)
Accrued compensation and benefits and other current liabilities	(3,304)	823
Deferred revenues	381	(100)
Other liabilities	169	138
Net cash provided by (used in) operating activities	(11,927)	2,950
Cash flows from investing activities:
Purchases of property and equipment	(454)	(458)
Other	3	—
Net cash used in investing activities	(451)	(458)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of RSU settlements	(79)	1,225
Net cash provided by (used in) financing activities	(79)	1,225
Effect of exchange rate changes on cash and cash equivalents	36	(31)
Net increase (decrease) in cash and cash equivalents	(12,421)	3,686
Cash and cash equivalents, beginning of period	33,427	22,760
Cash and cash equivalents, end of period	$21,006	$26,446

Supplemental disclosure of non-cash transactions:
Transfer of inventories into property and equipment	$932	$1,988
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of March 27, 2016, the statements of operations for the three months ended March 27, 2016 and March 29, 2015, statements of comprehensive income for the three months ended March 27, 2016 and March 29, 2015, and the statements of cash flows for the three months ended March 27, 2016 and March 29, 2015, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2016.

The condensed consolidated financial statements include the accounts of Mattson Technology, Inc. and our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

The results of operations for the three months ended March 27, 2016 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2016.

Fiscal Year

Our fiscal year ends on December 31. Our first fiscal quarter of 2016 closed on Sunday, March 27, 2016. Our second and third fiscal quarters are each 13 weeks long and our fourth quarter closes on December 31.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 27, 2016 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that are of significance or potential significance to us.

2.	BALANCE SHEET DETAILS

We had restricted cash of $1.8 million and $1.8 million at March 27, 2016 and December 31, 2015, respectively, which is primarily related to secured standby letters of credit for our long-term leases. Accordingly, such amounts are classified as long term in the accompanying condensed consolidated balance sheets. See Note 6. Commitments and Contingencies.

Components of inventories are shown below (in thousands):

	March 27, 2016	December 31, 2015
Inventories:
Purchased parts and raw materials	$32,751	$33,624
Work-in-process	12,533	12,793
Finished goods	2,991	3,603
	$48,275	$50,020

Components of prepaid expenses and other current assets are shown below (in thousands):

	March 27, 2016	December 31, 2015
Prepaid expenses and other current assets:
Value-added tax	$2,749	$3,194
Other current assets	2,578	2,863
	$5,327	$6,057

Components of property and equipment are shown below (in thousands):

	March 27, 2016	December 31, 2015
Property and equipment, net:
Machinery and equipment	$41,913	$41,463
Furniture and fixtures	8,635	8,531
Leasehold improvements	16,855	16,396
	67,403	66,390
Less: accumulated depreciation	(58,401)	(58,154)
	$9,002	$8,236

Components of other current liabilities are shown below (in thousands):

	March 27, 2016	December 31, 2015
Other current liabilities:
Warranty	$2,545	$3,040
Value-added tax	387	1,250
Accrued restructuring charge, current	8	8
Other	1,752	1,897
	$4,692	$6,195

3.	FAIR VALUE MEASUREMENT

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

Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities on quoted market prices in active markets. As of March 27, 2016 and December 31, 2015, we had no assets or liabilities classified within Level 2 or Level 3 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments (in thousands):

	March 27, 2016		December 31, 2015
	Fair Value Measurements at Reporting Date Using		Fair Value Measurements at Reporting Date Using
	(Level 1)	Total	(Level 1)	Total
Assets measured at fair value:
Cash equivalents:
Money market funds	$10,019	$10,019	$15,011	$15,011
Restricted cash:
Money market funds	1,808	1,808	1,808	1,808
Total assets measured at fair value	$11,827	$11,827	$16,819	$16,819

4.	BUSINESS COMBINATION

Agreement and Plan of Merger

On December 1, 2015, Mattson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beijing E-town Dragon Semiconductor Industry Investment Center (Limited Partnership), a People's Republic of China ("PRC") limited partnership (“Parent”), providing for the merger of Dragon Acquisition Sub, Inc., an indirect subsidiary of Parent (“Merger Sub”), with and into Mattson (the “Merger”), with Mattson surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). The Merger Agreement was unanimously approved by Mattson’s Board of Directors (the “Board”). On March 23, 2016, Mattson stockholders approved the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of the Company's Common Stock (the “Company Stockholder Approval”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, each share of Mattson’s common stock, par value $0.001 per share (the “Company Common Stock”), outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $3.80 in cash, without interest (the “Merger Consideration”), excluding any shares owned by Mattson or any of its subsidiaries, or by Parent or Merger Sub or any of their respective wholly-owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Delaware law. Beijing E-Town International Investment & Development Co., Ltd., the parent company to Parent, has irrevocably and unconditionally guaranteed to the Company the due and punctual payment and performance of Parent’s and Merger Sub’s obligations under the Merger Agreement.

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

At the Effective Time, each Company Option that is outstanding, unvested and held by an employee who continues employment with Parent or any of its subsidiaries (including the Surviving Corporation) after the Merger will either (i) conditioned upon receipt of an executed Award Surrender Agreement by the Company at least one business day prior to the Effective Time, be converted into the right to receive an amount in cash determined by multiplying (a) the aggregate number of shares of Company Common Stock represented by such Company Option immediately prior to the Effective Time by (b) the Merger Consideration, less the per share exercise price of such Company Option (the “Unvested Option Consideration”), or (ii) be assumed by the Surviving Corporation, on the same terms, conditions and vesting schedule applicable to such Company Option immediately prior to the Effective Time (an “Assumed Option”), except that (x) the number of shares of the Surviving Corporation’s common stock for which such Assumed Option will be exercisable will equal the product (rounded down to the next whole number, with no cash paid for any fractional share eliminated by such rounding) of the number of shares of Company Common Stock that were issuable upon exercise of such Company Option immediately prior to the Effective Time and the Exchange Ratio (as defined in the Merger Agreement) and (y) the per share exercise price for the shares of the Surviving Corporation’s common stock issuable upon exercise of such Assumed Option will equal the quotient (rounded up to the next whole cent) obtained by dividing the exercise price per share of such Company Option immediately prior to the Effective Time by the Exchange Ratio. The Unvested Option Consideration will be subject to the same vesting restrictions and continued service requirements applicable to such Company Option as are in effect immediately prior to the Effective Time, except that any portion of the Unvested Option Consideration remaining outstanding as of December 31, 2016 will accelerate in full and be paid as of such date.

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

The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (ii) the absence of certain governmental orders prohibiting the Merger, (iii) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (iv) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in all material respects in the ordinary course consistent with past practices during the period between the execution of the Merger Agreement and the closing of the Merger, and (ii) not to engage in specified types of transactions or take certain actions during the interim period unless consented to in writing by Parent. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that the Board determines either constitute or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).

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

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of approximately $17.2 million (the “Parent Termination Fee”). The Parent Termination Fee will become payable from Parent to the Company if, subject to certain requirements and exceptions, the Merger Agreement is terminated by the Company in the event that (i) Parent and/or Merger Sub have breached or failed to perform any of its respective representations, warranties, covenants or other agreements set forth in the Merger Agreement such that the applicable closing conditions would not be satisfied or (ii) all of Parent’s conditions to closing are satisfied or waived and Parent has failed to consummate the Merger.

During the three months ended March 27, 2016, we incurred $1.1 million in costs associated with the Merger Agreement, which was recorded as restructuring and other charges in our condensed consolidated statement of operations.

Voting Agreement

Concurrent with the execution of the Merger Agreement, the directors and certain executive officers of Mattson, in their capacities as holders of Company Common Stock or other equity interests of the Company, entered into a Voting Agreement with Parent (the “Voting Agreement”) pursuant to which each agreed, among other things, to (i) vote their Company Common Stock for the approval of the Merger Agreement and against any alternative proposal, and (ii) comply with certain restrictions on the disposition of their Company Common Stock, subject to the terms and conditions contained in the Voting Agreement. Each stockholder party to the Voting Agreement has granted an irrevocable proxy in favor of Parent to vote his or her shares or other equity interests as required by the terms of the Voting Agreement. The Voting Agreement will terminate upon the earlier of (a) the Effective Time, (b) the termination of the Voting Agreement by Parent, (c) the termination of the Merger Agreement in accordance with its terms or (d) a material modification, waiver or amendment of the Merger Agreement that (x) reduces the amount or changes the form of consideration to be paid to such stockholder or (y) creates any additional conditions to the consummation of the Merger (unless such stockholder consents to such modification, waiver or amendment).

5.	REVOLVING CREDIT FACILITY

On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. On October 21, 2014, we entered into Amendment Agreement No. 4 with Silicon Valley Bank, which (i) extended the term of our credit facility to October 12, 2017, (ii) amended and/or waived compliance with certain financial covenants, and (iii) granted us the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of March 27, 2016 and December 31, 2015, we had no outstanding borrowings under the credit facility.

For a further discussion of our credit facility, see Note 5. Revolving Credit Facility in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table summarizes changes in our product warranty accrual for the periods indicated (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Beginning balance	$3,040	$2,803
Warranties issued in the period	262	872
Costs to service warranties	(1,029)	(982)
Warranty accrual adjustments	272	650
Ending balance	$2,545	$3,343

Guarantees

Standby Letters of Credit

In the ordinary course of business, our bank provides standby letters of credit or other guarantee instruments on our behalf to certain parties as required. The standby letters of credit are secured by bank accounts and money market funds, which are classified as restricted cash in the accompanying condensed consolidated balance sheets. We have never recorded any liability in connection with these guarantee arrangements beyond what is required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under such guarantee arrangements. As of March 27, 2016, the maximum potential amount that we could be required to pay was $1.7 million, the total amount of outstanding standby letters of credit, which were secured by $1.8 million in bank accounts and money market collateral accounts. This amount was recorded as restricted cash as of March 27, 2016.

Canadian Minister of Industries

In connection with our acquisition of Vortek Industries, Ltd. ("Vortek") in 2004, we became party to an agreement between Vortek and the Canadian Minister of Industries (the "Minister") relating to an investment in Vortek by Technology Partnerships Canada. Under the agreement, as amended, we, or Vortek (renamed Mattson Technology, Canada, Inc. ("MTC")) agreed to various terms, including (i) payment by us of a royalty to the Minister of 1.4 percent of net sales from certain Flash RTP products, up to a total of C$14.3 million (approximately $10.8 million based on the applicable exchange rate as of March 27, 2016), (ii) MTC maintaining a specified average workforce of employees in Canada, making certain investments and complying with certain manufacturing requirements, each, through October 27, 2009, and (iii) certain other covenants concerning protection of intellectual property rights. Under the provisions of this agreement, if MTC is dissolved, files for bankruptcy or we, or MTC, do not materially satisfy the obligations pursuant to any material terms or conditions, the Minister could demand payment of liquidated damages in the amount of C$14.3 million less any royalties paid to the Minister. As of October 27, 2009, we were no longer subject to covenant (ii), as discussed above but are still subject to the remaining terms and conditions until the earlier of payment of royalty of C$14.3 million less any royalties paid to date, or through December 31, 2020. We have recorded approximately C$0.6 million in cumulative royalty charges to date. The movement of our Canadian operations to Germany did not result in the dissolution of MTC.

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

Class Action Merger Litigation

On December 14, 2015, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson, Mattson’s Board of Directors, Beijing E-town Dragon Semiconductor Industry Investment Center (“Parent”), and Dragon Acquisition Sub, Inc. (“Merger Sub”), captioned Sally Mogle v. Mattson Technology, Case No. 11807 (Del. Ch.). On December 22, 2015, a second putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson’s Board of Directors, Parent, and Merger Sub, captioned Philip Durgin v. Kannappan, Case No. 11837 (Del. Ch.). The complaints allege, among other things, that the Company’s directors breached their fiduciary duties by approving the Definitive Merger Agreement, dated December 1, 2015, by and among Mattson, Parent, and Merger Sub (“Merger Agreement”), and that Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On January 12, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Mary Salinas v. Mattson Technology, Case No. RG16799807. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by approving the Definitive Merger Agreement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the stockholder vote on the proposed transaction and unspecified damages, including attorneys’ and experts’ fees. On February 11, 2016, Plaintiff filed an Amended Class Action Complaint alleging, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees. On February 22, 2016, a second putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Darrell Brown v. Mattson Technology, Case No. RG16804802.  The complaint alleges, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On February 18, 2016, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Board, captioned Talbert v. Mattson Technology, No. 8:16-cv-00811-LHK. The complaint alleges, among other things, that Mattson and Mattson’s Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by making materially incomplete and misleading statements and/or omitting material information from the Proxy Statement filed with the SEC on February 17, 2016.  The complaint seeks to enjoin the stockholder vote on the proposed transaction, unspecified damages, certain other equitable relief, and attorneys’ fees and costs.

On March 14, 2016, Mattson, Mattson’s Board of Directors and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the actions, which sets forth the parties’ agreement in principle to a settlement of these actions. As explained in the MOU, the Company, the members of the Company’s Board of Directors and Merger Sub have agreed to the settlement solely to avoid the expense, disruption, and distraction of further litigation and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non-opt-out class, for settlement purposes only, that includes any and all record and beneficial owners of the

Company’s common stock (excluding defendants, their subsidiary companies, affiliates, assigns, and members of their immediate families) during the period beginning on September 15, 2015, through the effective date of the consummation of the merger, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, assigns or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, and each of them and a release of certain claims relating to the merger as set forth in the MOU. The claims will not be released until such stipulation of settlement is approved by the California Superior Court in the County of Alameda. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation

7.    EMPLOYEE STOCK PLANS

As of March 27, 2016, we had approximately 4.2 million shares available for future grants under our 2012 Equity Incentive Plan (the "2012 Plan").

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

The following table summarizes the stock option activity under all of our equity incentive plans for the three months ended March 27, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding as of December 31, 2015	4,172	$2.04
Exercised	(89)	$1.59
Forfeited or expired	(18)	$1.12
Outstanding as of March 27, 2016	4,065	$2.05	3.9	$6,512
Exercisable as of March 27, 2016	2,857	$1.85	3.4	$5,160

The aggregate intrinsic value represents the pre-tax differences between the exercise price of stock options and the quoted market price of our stock on March 27, 2016 for all in-the-money options.

The following table provides supplemental information pertaining to our stock options for the periods indicated (in thousands, except weighted-average fair values):

	Three Months Ended
	March 27, 2016	March 29, 2015
Weighted-average fair value of options granted, per share	$—	$1.67
Intrinsic value of options exercised	$177	$1,940
Cash received from options exercised	$142	$1,526

Restricted Stock Units

The 2012 Plan provides for grants of time-based and performance-based restricted stock units ("RSUs"). As of March 27, 2016, we only had time-based RSUs outstanding.

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

The following table summarizes RSU activity under all of our equity incentive plans for the three months ended March 27, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Outstanding as of December 31, 2015	1,289	$2.78
Released	(178)	$2.13
Forfeited	(7)	$2.95
Outstanding as of March 27, 2016	1,104	$2.88

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan ("1994 Plan") is a non-compensatory employee stock purchase plan ("ESPP"), which allows each eligible employee to withhold up to 15 percent of gross compensation over semi-annual six month ESPP periods to purchase shares of our common stock, limited to 4,000 shares per ESPP period in 2016. Under the ESPP, employees purchase stock at a price equal to 90 percent of the fair market value (generally the closing price of our common stock) on the last trading day prior to the end of the six month ESPP offering period.

We reserved 6.2 million shares of common stock for issuance under the ESPP, of which 2.4 million shares were available for issuance as of March 27, 2016.

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

Valuation Assumptions

We use the Black-Scholes valuation model to determine the fair value of stock options. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three months ended March 27, 2016 and March 29, 2015 (assumptions are not applicable for the three months ended March 27, 2016 as there were no stock options granted during that period):

	Three Months Ended
	March 27, 2016	March 29, 2015
Expected dividend yield	N/A	—
Expected stock price volatility	N/A	66%
Risk-free interest rate	N/A	1.1%
Expected life of options in years	N/A	4.0

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

Our stock-based compensation for the periods indicated was as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Stock-based compensation by type of award:
Stock options	$199	$245
Restricted stock units	313	266
Employee stock purchase plan	7	5
	$519	$516
Stock-based compensation by category of expense:
Cost of goods sold	$46	$34
Research, development and engineering	42	63
Selling, general and administrative	431	419
	$519	$516

We did not capitalize any stock-based compensation into inventory for the three months ended March 27, 2016 and March 29, 2015, as such amounts were immaterial. As of March 27, 2016, we had $1.1 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options which will be recognized over a weighted-average period of 2.1 years. As of March 27, 2016, we had $2.4 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs which will be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes net revenue by geographic areas based on the installation locations of the systems and the location of services rendered (in thousands, except percentages):

	Three Months Ended
	March 27, 2016		March 29, 2015
	Amount	Percent	Amount	Percent
Net revenue:
United States	$3,247	11	$8,568	15
China	11,395	40	3,599	6
South Korea	6,430	22	33,998	58
Taiwan	2,509	9	5,520	10
Other Asia	4,137	15	5,365	9
Europe and others	971	3	1,204	2
	$28,689	100	$58,254	100

For the three months ended March 27, 2016, three customers accounted for 10 percent or more of our total net revenue, representing approximately 24 percent, 22 percent and 14 percent of our total net revenue, respectively. For the three months ended March 29, 2015, two customers accounted for 10 percent or more of our total net revenue, representing approximately 63 percent and 13 percent of our total net revenue, respectively.

As of March 27, 2016, five customers accounted for 10 percent or more of our total net accounts receivable, representing approximately 23 percent, 17 percent, 17 percent, 10 percent and 10 percent of our total net accounts receivable, respectively. As of December 31, 2015, two customers accounted for 10 percent or more of our net accounts receivable, representing approximately 53 percent and 13 percent of our total net accounts receivable, respectively.

Geographical information relating to our property and equipment, net, as of March 27, 2016 and December 31, 2015 was as follows (in thousands):

	March 27, 2016	December 31, 2015
Property and equipment, net:
United States	$3,120	$3,350
Germany	5,720	4,712
Others	162	174
	$9,002	$8,236

10.     INCOME TAXES

On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year.

For the three months ended March 27, 2016, we recorded a minimal income tax provision. For the three months ended March 29, 2015, we recorded an income tax provision of $0.5 million. The net tax provision for all periods was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

11.	NET INCOME (LOSS) PER SHARE

We present both basic and diluted net income (loss) per share on the face of our condensed consolidated statements of operations in accordance with the authoritative guidance on earnings per share. Basic net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock are determined using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost yet to be recognized for future service, and the amount of tax benefits that is to be recorded when the award becomes deductible are assumed to be used to repurchase shares.

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 27, 2016	March 29, 2015
Numerator:
Net income (loss)	$(4,001)	$6,305
Denominator:
Weighted-average shares outstanding - basic	75,523	74,700
Effect of dilutive stock options and restricted stock units	—	2,565
Weighted-average shares outstanding - diluted	75,523	77,265
Net income (loss) per share of common stock:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

For the three months ended March 27, 2016, options and RSUs totaling 2.6 million shares were excluded from diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 29, 2015, options and RSUs totaling 0.7 million shares were excluded from diluted net income per share because their inclusion would have been anti-dilutive effect.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward‑looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. Forward-looking statements typically are identified by use of terms such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," "believes" and similar expressions, although some forward-looking statements are expressed differently. Our forward-looking statements may include statements that relate to: our proposed merger with Beijing E-town Dragon Semiconductor Industry Investment Center; our future net revenue, earnings, cash flow and cash position; growth of the industry and the size of our served available market; market demand for our products; the timing of significant customer orders for our products; our ability to attract new customers, customer acceptance of delivered products and our ability to collect amounts due upon shipment and upon acceptance; end-user demand for semiconductors, including the growing mobile device industry; customer demand for semiconductor manufacturing equipment; our ability to timely manufacture, deliver and support ordered products; our ability to bring new products to market, to gain market share with such products and the overall mix of our products; our ability to generate significant net revenue; customer rate of adoption of new technologies; risks inherent in the development of complex technology; the timing and competitiveness of new product releases by our competitors; margins; product development plans and levels of research, development and engineering activity; our ability to align our cost structure with market conditions, including operating expenses, and our quarterly break-even point; tax expenses; excess inventory reserves, including the level of our vendor commitments compared to our requirements; economic conditions in general and in our industry; our dependence on international sales and our expectation of growth in international markets; the impact of any litigation or investigation on our operating results or financial position; any offering and sale of securities pursuant to our shelf registration statement or otherwise; volatility in our stock price; the sufficiency of our financial resources, including availability under our revolving credit agreement, to support future operations and capital expenditures and the availability of all financing resources; compliance with financial covenants related to our revolving credit facility and our control environment including our disclosure control and procedures, internal control over our financial reporting, and any related remediation efforts. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those set forth in Part II, Item 1A under "Risk Factors" and this Part I, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those anticipated by these forward-looking statements. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Developments

On December 1, 2015, Mattson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beijing E-town Dragon Semiconductor Industry Investment Center (Limited Partnership), a People's Republic of China ("PRC") limited partnership (“Parent”), providing for the merger of Dragon Acquisition Sub, Inc., an indirect subsidiary of Parent (“Merger Sub”), with and into Mattson (the “Merger”), with Mattson surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). The Merger Agreement was unanimously approved by Mattson’s Board of Directors (the “Board”). On March 23, 2016, Mattson stockholders approved the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of the Company's Common Stock (the “Company Stockholder Approval”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement) of the Merger, each share of Mattson’s common stock, par value $0.001 per share (the “Company Common Stock”), outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $3.80 in cash, without interest (the “Merger Consideration”), excluding any shares owned by Mattson or any of its subsidiaries, or by Parent or Merger Sub or any of their respective wholly-owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Delaware law. Beijing E-Town International Investment & Development Co., Ltd., the parent company to Parent, has irrevocably and unconditionally guaranteed to the Company the due and punctual payment and performance of Parent’s and Merger Sub’s obligations under the Merger Agreement.

The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (ii) the absence of certain governmental orders prohibiting the Merger, (iii) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (iv) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

See Note 4. Business Combination for additional details related to the pending Merger.

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
There were no significant changes to our critical accounting policies during the three months ended March 27, 2016. For information about critical accounting policies, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
A summary of our results of operations for the three months ended March 27, 2016 and March 29, 2015 are as follows (in thousands, except for percentages):

	Three Months Ended
	March 27, 2016		March 29, 2015		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$28,689	100.0	$58,254	100.0	$(29,565)	(50.8)
Cost of goods sold	20,400	71.1	36,860	63.3	(16,460)	(44.7)
Gross margin	8,289	28.9	21,394	36.7	(13,105)	(61.3)
Operating expenses:
Research, development and engineering	4,496	15.6	5,250	9.0	(754)	(14.4)
Selling, general and administrative	6,735	23.5	8,841	15.2	(2,106)	(23.8)
Restructuring and other charges	1,108	3.9	—	—	1,108	n/m	(1)
Total operating expenses	12,339	43.0	14,091	24.2	(1,752)	(12.4)
Income (loss) from operations	(4,050)	(14.1)	7,303	12.5	(11,353)	n/m	(1)
Interest income (expense), net	(30)	(0.1)	(34)	—	4	(11.8)
Other income (expense), net	88	0.3	(443)	(0.8)	531	n/m	(1)
Income (loss) before income taxes	(3,992)	(13.9)	6,826	11.7	(10,818)	n/m	(1)
Provision for income taxes	9	—	521	0.9	(512)	(98.3)
Net income (loss)	$(4,001)	(13.9)	$6,305	10.8	$(10,306)	n/m	(1)
(1) Not meaningful.

Net Revenue

A summary of our net revenue for the three months ended March 27, 2016 and March 29, 2015 is as follows (in thousands, except for percentages):

	Three Months Ended
	March 27, 2016	March 29, 2015	Increase (Decrease)
			Amount	Percent
Net revenue:
United States	$3,247	$8,568	$(5,321)	(62)
International:
South Korea	6,430	33,998	(27,568)	(81)
China	11,395	3,599	7,796	217
Taiwan	2,509	5,520	(3,011)	(55)
Other Asia	4,137	5,365	(1,228)	(23)
Europe and others	971	1,204	(233)	(19)
	25,442	49,686	(24,244)	(49)
Total net revenue	$28,689	$58,254	$(29,565)	(51)

The decrease of $29.6 million in net revenue during the three months ended March 27, 2016, as compared to the three months ended March 29, 2015, was primarily attributable to lower overall net revenue from our etch and thermal systems.

During the three months ended March 27, 2016, net revenue from customers in Asia continued to account for a significant portion of our total net revenue. For the three months ended March 27, 2016 and March 29, 2015, international sales comprised approximately 89 percent and 85 percent, respectively, of our total net revenue.

For the three months ended March 27, 2016, three customers accounted for 10 percent or more of our total net revenue, representing approximately 24 percent, 22 percent and 14 percent of our total net revenue, respectively. For the three months ended March 29, 2015, two customers accounted for 10 percent or more of our total net revenue, representing approximately 63 percent and 13 percent of our total net revenue, respectively.

Cost of Goods Sold and Gross Margin

Our cost of goods sold consists of the costs associated with manufacturing our products, and includes the purchase of raw materials and related overhead, labor, warranty costs and charges for excess and obsolete inventory.

Our gross margin percentage decreased approximately 8 percentage points, from 37 percent during the three months ended March 29, 2015 to 29 percent during the three months ended March 27, 2016. The decrease is primarily attributable to a less favorable product mix, and lower absorption of fixed costs from a decline in quarterly production.

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

Research, development and engineering expenses decreased by $0.8 million, or 14 percent, during the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This decrease was primarily attributable to a decrease in spending on outside services and a decrease in employee-related costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related expenses, as well as legal and professional fees, insurance costs, amortization of evaluation systems and certain facilities and information technology costs.

Selling, general and administrative expenses decreased by $2.1 million, or 24 percent, during the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This decrease was primarily attributable to a decrease in sales-related expenses associated with supporting lower revenue levels in the first quarter of 2016.

Restructuring and Other Charges

During the three months ended March 27, 2016, we recorded restructuring and other charges of $1.1 million in professional fees and deal-related costs associated with the Merger Agreement with Parent.

Interest Income (Expense), net

Interest expense was minimal during the three months ended March 27, 2016 and during the three months ended March 29, 2015. Interest expense relates primarily to fees associated with our unused borrowings under our credit facility.

Other Income (Expense), net

Other income (expense), net was $0.1 million in income and $0.4 million in expense during the three months ended March 27, 2016 and March 29, 2015, respectively. The other income (expense), net for all periods presented primarily consisted of foreign exchange gains and losses from the re-measurement of foreign currency denominated inter-company balances.

Provision for Income Taxes

On a quarterly basis, we record our income tax expense or benefit based on our year-to-date results and expected results for the remainder of the year. The income tax provision for all periods presented was the result of the mix of profits earned by us in tax jurisdictions with a broad range of income tax rates.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 27, 2016 and December 31, 2015 were $21.0 million and $33.4 million, respectively. Working capital as of March 27, 2016 was $75.9 million, compared to $79.9 million as of December 31, 2015. Stockholders' equity as of March 27, 2016 was $84.2 million, compared to $87.5 million as of December 31, 2015. The aforementioned decreases in working capital and stockholders' equity are primarily related to $15.9 million of cash used through our operating activities and $0.5 million in capital expenditures during the period.

	Three Months Ended
	March 27, 2016	March 29, 2015
Net cash provided by (used in) operating activities	$(15,928)	$9,255
Net cash used in investing activities	(451)	(458)
Net cash provided by (used in) financing activities	(79)	1,225
Effect of exchange rate changes on cash and cash equivalents	36	(31)
Net increase (decrease) in cash and cash equivalents	$(16,422)	$9,991

Liquidity and Capital Resources Outlook

As of March 27, 2016, our primary sources of liquidity were $21.0 million of cash and cash equivalents, as well as up to $25.0 million available to us under our credit facility, along with the ability to make a one-time request to increase the existing credit facility up to an additional $25.0 million. As of March 27, 2016, we had no outstanding borrowing under the credit facility.

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

Operating Activities

Net cash used in operations was $15.9 million for the three months ended March 27, 2016, comprised primarily of $4.0 million in net loss and $9.2 million of cash decreases reflected in the net change in assets and liabilities, partially offset by $1.3 million in non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities consisted primarily of a $5.3 million increase in accounts receivable and advance billings attributable to the timing of shipments and collections; a $3.3 million decrease in accrued compensation and benefits and other current liabilities, which primarily consists of a decrease in accrued compensation and benefits related to the February 2016 payout of bonuses earned in 2015 and a $0.5 million decrease in warranty reserves related to the lower revenue levels during the three months ended March 27, 2016; a $2.9 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors and service providers; partially offset by a $0.9 million decrease in inventory related to the consumption of on-hand inventory and an overall decrease in inventory purchases as a result of lower revenue levels during the first quarter of 2016; a $0.8 million decrease in prepaid expenses and other assets; a $0.4 million increase in deferred revenue; and a $0.2 million increase in other liabilities. Non-cash charges consisted primarily of $0.8 million of depreciation and amortization and $0.5 million of stock-based compensation.

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

Cash provided by or used in operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenue and operating results, amount of revenue deferred, inventory purchases, collection of accounts receivable and timing of payments.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.5 million during the three months ended March 27, 2016 and March 29, 2015, respectively, which primarily consisted of our capital spending in each period.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 27, 2016, which consisted of $0.2 million in payments for withholding taxes related to the net share settlement of restricted stock units, partially offset by $0.1 million in proceeds from the issuance of common stock through stock option exercises.

Net cash provided by financing activities was $1.2 million for the three months ended March 29, 2015, which consisted of $1.5 million in proceeds from the issuance of common stock through stock option exercises, partially offset by $0.3 million in payments for withholding taxes related to the net share settlement of restricted stock units.

Off-Balance Sheet Arrangements

As of March 27, 2016, we did not have any significant "off-balance sheet" arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations

Under U.S. GAAP, certain obligations and commitments are not required to be included in our condensed consolidated balance sheets. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. For further discussion of our contractual obligations, see our 2015 Annual Report on Form 10-K.

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

At our option, the borrowings under this credit facility can bear interest at an Alternate Base Rate (“ABR”) or Eurodollar Rate. ABR loans bear interest at a per annum rate equal to the greater of the Federal Funds Effective Rate plus 0.50 percent or the prime rate. Eurodollar loans bear interest at a margin over British Bankers' Association LIBOR Rate divided by 1 minus Eurocurrency Reserve Requirements. As of March 27, 2016, we had no borrowings outstanding under the credit facility. An increase in the interest rate on the credit facility by 1.0 percent would increase the annual interest expense by $0.3 million, assuming we had borrowed $25.0 million for the entire year.

Since we generally invest most of our cash in non-interest bearing bank accounts or low yield money market funds, an immediate increase or decrease in interest rates of 100 basis points would not have a material adverse effect on the fair value of our investment portfolio.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is their local currencies. Accordingly, all assets and liabilities of these foreign operations are translated using exchange rates in effect at the end of the period, and net sales and costs are translated using average exchange rates for the period. Gains or losses from translation of foreign operations are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are recognized in the accompanying condensed consolidated statements of operations as they are incurred. Because much of our net revenues and capital spending are transacted in U.S. dollars, we are subject to fluctuations in foreign currency exchange rates that could have a material adverse effect on our overall financial position, results of operations or cash flows, depending on the strength of the U.S. dollar relative to the currencies of other countries in which we operate. Exchange rate fluctuations of greater than ten percent, primarily for the U.S. dollar relative to the Euro, South Korean won, New Taiwan dollar and Singapore dollar, could have a material impact on our financial statements. Additionally, foreign currency transaction gains and losses fluctuate depending upon the mix of foreign currency denominated assets and liabilities and whether the local currency of an entity strengthens or weakens during a period. As of March 27, 2016, our U.S. operations had approximately $3.3 million, net, in foreign denominated operating inter-company payables. It is estimated that a ten percent fluctuation in the U.S. dollar relative to these foreign currencies would lead to a $0.3 million profit (U.S. dollar strengthening), or a $0.3 million loss (U.S. dollar weakening) on the re-measurement of these inter-company payables, which would be recorded as other income (expense), net in our condensed consolidated statement of operations.

We recorded a $0.1 million foreign currency exchange gain during the three months ended March 27, 2016 and a $0.4 million foreign currency exchange loss during the three months ended March 29, 2015 in other income (expense), net in the accompanying condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 27, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Class Action Merger Litigation

On December 14, 2015, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson, Mattson’s Board of Directors, Beijing E-town Dragon Semiconductor Industry Investment Center (“Parent”), and Dragon Acquisition Sub, Inc. (“Merger Sub”), captioned Sally Mogle v. Mattson Technology, Case No. 11807 (Del. Ch.). On December 22, 2015, a second putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against Mattson’s Board of Directors, Parent, and Merger Sub, captioned Philip Durgin v. Kannappan, Case No. 11837 (Del. Ch.). The complaints allege, among other things, that the Company’s directors breached their fiduciary duties by approving the Definitive Merger Agreement, dated December 1, 2015, by and among Mattson, Parent, and Merger Sub (“Merger Agreement”), and that Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On January 12, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Mary Salinas v. Mattson Technology, Case No. RG16799807. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by approving the Definitive Merger Agreement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the stockholder vote on the proposed transaction and unspecified damages, including attorneys’ and experts’ fees. On February 11, 2016, Plaintiff filed an Amended Class Action Complaint alleging, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees. On February 22, 2016, a second putative shareholder class action complaint was filed in the Superior Court of the State of California, Alameda County against Mattson, Mattson’s Board of Directors, Parent, and Merger Sub, captioned Darrell Brown v. Mattson Technology, Case No. RG16804802.  The complaint alleges, among other things, that Mattson’s directors breached their fiduciary duties by approving the Merger Agreement and issuing an incomplete and misleading Preliminary Proxy Statement, and that Mattson, Parent, and Merger Sub aided and abetted the alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as unspecified damages, including attorneys’ and experts’ fees.

On February 18, 2016, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Board, captioned Talbert v. Mattson Technology, No. 8:16-cv-00811-LHK. The complaint alleges, among other things, that Mattson and Mattson’s Board of Directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by making materially incomplete and misleading statements and/or omitting material information from the Proxy Statement filed with the SEC on February 17, 2016.  The complaint seeks to enjoin the stockholder vote on the proposed transaction, unspecified damages, certain other equitable relief, and attorneys’ fees and costs.

On March 14, 2016, Mattson, Mattson’s Board of Directors and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the actions, which sets forth the parties’ agreement in principle to a settlement of these actions.

As explained in the MOU, the Company, the members of the Company’s Board of Directors and Merger Sub have agreed to the settlement solely to avoid the expense, disruption, and distraction of further litigation and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non-opt-out class, for settlement purposes only, that includes any and all record and beneficial owners of the Company’s common stock (excluding defendants, their subsidiary companies, affiliates, assigns, and members of their immediate families) during the period beginning on September 15, 2015, through the effective date of the consummation of the merger, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, assigns or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, and each of them and a release of certain claims relating to the merger as set forth in the MOU. The claims will not be released until such stipulation of settlement is approved by the California Superior Court in the County of Alameda. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation.

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

We derive most of our net revenue from the sale of systems to a relatively small number of customers, which makes our relationship with each customer critical to our business. For example, for the three months ended March 27, 2016, three customers accounted for 10 percent or more of our total net revenues, representing approximately 24 percent, 22 percent and 14 percent of our total net revenue, respectively. For each of the years ended December 31, 2015, 2014 and 2013, our three largest customers accounted for approximately 74 percent, 76 percent and 73 percent of our net revenue, respectively. We currently depend on a few customers for a significant portion of our net revenue, and the delay, significant reduction in, or loss of, orders from these customers would significantly reduce our revenue and adversely impact our operating results. See Item 1. Business - Customers in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of our customer concentration.

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

We incurred annual operating losses from 2008 through 2013 and have generated negative cash flows from operating activities from 2008 through 2014, and during the three months ended March 27, 2016. As of March 27, 2016, we had cash and cash equivalents of $21.0 million and working capital of $75.9 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross margin and operating expenses, as well as changes in our operating assets and liabilities, and availability of financing sources, including under our revolving credit facility. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases. In addition, the ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.

We may need additional funds to support our working capital requirements and operating expenses, or for other requirements. Historically, we have relied on a combination of fundraising from the sale of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. On April 12, 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank, and amended it on October 21, 2014, extending the term of credit facility to October 12, 2017. As of March 27, 2016, we had no outstanding borrowing under the credit facility. If we do not comply with the affirmative and negative covenants contained in the credit facility, we may be in default under the credit facility, which may have a negative impact on our liquidity position through our inability to utilize any availability under the credit facility or an acceleration of any future amounts outstanding under the credit facility.

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

On December 1, 2015, we entered into the Merger Agreement with Parent, as joined by Merger Sub, pursuant to which, and on the terms and conditions contained in the Merger Agreement, Merger Sub will merge with and into Mattson with Mattson surviving the Merger as a subsidiary of Parent. On March 23, 2016, the Mattson stockholders approved the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock. The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan, (iii) the absence of certain governmental orders prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

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

International sales accounted for 89 percent of our net revenue for the three months ended March 27, 2016, and 85 percent and 86 percent of our net revenue for the years ended December 31, 2015 and 2014, respectively. We anticipate international sales will continue to account for the vast majority of our future net sales. Asia has been a particularly important region for our business, and we anticipate that it will continue to be important going forward. Our sales to customers located in Asia accounted for 85 percent of our net revenue for the three months ended March 27, 2016, and 81 percent and 81 percent of our net revenue for the years ended December 31, 2015 and 2014, respectively. Because of our continuing dependence upon international sales, we are subject to a number of risks associated with international business activities, including:

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

Any recessionary conditions in the global economy and slowdown in the semiconductor industry impacted customer demand for our products and correspondingly, negatively impacted our financial performance. There remains high unemployment in developed countries, concerns regarding the availability of credit, uncertainty about a sustained economic recovery in the U.S. and fears of further economic deterioration in Europe, China, and the developing world, which in turn, may lead to a global downturn. Any of these factors could have a negative impact on our business or our financial condition.

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

In April 2013, we entered into a three-year $25.0 million senior secured revolving credit facility with Silicon Valley Bank. In October 2014, we entered into an amendment to the credit facility, extending the term of the loan, among other things. As of March 27, 2016, we had no outstanding borrowing under the credit facility and had availability to borrow an additional $25.0 million under the credit facility. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

May 6, 2016

By: /s/ FUSEN E. CHEN
Fusen E. Chen President and Chief Executive Officer (Principal Executive Officer)

May 6, 2016

By: /s/ J. MICHAEL DODSON
J. Michael Dodson Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)

May 6, 2016

By: /s/ TYLER PURVIS
Tyler Purvis Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)